Form 10-K
period 1993-12-26
CHECKPOINT SYSTEMS INC
filed 1994-03-23
CIK 215419

SECURITIES AND EXCHANGE COMMISSION

			     WASHINGTON, D.C.  20549

				  FORM 10-K

		  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 26, 1993   Commission File No. 1-11257

			    CHECKPOINT SYSTEMS, INC.
   (Exact name of Registrant as specified in its Articles of Incorporation)

	Pennsylvania                                22-1895850
   (State of Incorporation)             (I.R.S. Employer Identification No.)

      550 Grove Road, P.O. Box 188, Thorofare, New Jersey     08086
      ---------------------------------------------------     -----
	 (Address of principal executive offices)           (Zip Code)

				609-848-1800
	    ---------------------------------------------------
	   (Registrant's telephone number, including area code)

	  Securities registered pursuant to Section 12 (b) of the Act:  None

	  Securities registered pursuant to Section 12 (g) of the Act:

		   Common Stock, Par Value $.10 Per Share
			Common Share Purchase Rights

	 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

			   Yes  X         No
			       ---           ---
	    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or on any amendment to this Form 10-K.   X
							  ---

   As of March 11, 1994, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $128,000,000.

   As of March 11, 1994, there were 10,184,448 shares of the Common Stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE

   Part III - The Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on April 29, 1994.

				      PART I
   Item 1.    BUSINESS

   The Company is engaged in the development, production and sale of Electronic SignaturesR systems. Electronic Signatures systems are uniquely-identifiable targets which can be assigned to an object or person, and the electronic equipment that recognizes them. The recognized information can then be used immediately or stored for later review, analysis, record-keeping or other functions.

   Electronic Signatures systems are provided to the Company's customers as Electronic Article MerchandisingR, ("EAMR") systems, or Electronic Access Control ("EAC") systems. EAM systems alert users to the unauthorized removal of protected items such as retail merchandise and library books. EAM systems are also used for more than loss prevention. The Company's customers use these systems to bring products back into the open where consumers have access to the products, and are therefore more likely to purchase them. EAM systems make it possible for retailers and libraries to improve customer or patron service, without additional labor, through open merchandising. Open merchandising increases productivity and sales for retailers, while reducing losses caused by theft at the same time. EAC systems restrict access to buildings or areas, such as data processing centers and research and development laboratories, by unauthorized personnel. In addition, EAC systems can provide an automatic record of personnel who have entered specific areas and their time of entry and exit.

   The Company's EAM and EAC technologies have produced current products, and the development and convergence of these two technologies are expected to lead to future Electronic Signatures products. The Company intends to protect its leadership position in the Electronic Signatures marketplace by pursuing more sophisticated signal recognition, wider detection ranges, and integration into the customer's operation.

   In 1992, the Company entered into the point-of-sale ("POS") monitoring business. The primary emphasis of POS monitoring is the controlling of internal theft at the retailer's point-of-sale. The Company's POS monitoring systems record and store on video tape every transaction at each check-out, visually as well as the individual transaction data. The Company's customers can generate user defined reports and match questionable transactions to events recorded on the video tape.

   In 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation ("Logistics"). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc. ("Lydall"), distributed the Company's Common Stock to Logistics' shareholders as a dividend. The Company is publicly held and trades on the New York Stock Exchange (NYSE:CKP). In February, 1986, the Company acquired Sielox Systems, Inc. ("Sielox"), which developed, produced and marketed EAC systems for use in commercial and institutional applications. In August, 1990, Sielox's operations were combined with the Company's.
   -------------------------
   Electronic SignaturesR is a registered trademark of the Company. Electronic Article MerchandisingR and EAMR are registered trademarks of the Company.

   The Company acquired its Canadian Distributor in November of 1992 and Argentinean Distributor in March of 1993. In addition, the Company set up direct operations in Mexico during March of 1993 and Australia during June of 1993. All these subsidiaries market EAM systems for use in retail and library applications.

   In July of 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch Companies ("ID Systems Group") engaged in the manufacture, distribution and sale of EAM systems. The acquisition gave the Company direct access to six Western European countries which are The Netherlands, United Kingdom, Sweden, Germany, France and Belgium.

   The Company has its principal executive offices at 550 Grove Road, P.O. Box 188, Thorofare, NJ 08086, (609-848-1800). Unless the context requires otherwise, the "Company" means Checkpoint Systems, Inc. and its subsidiaries on a consolidated basis.

   Electronic Article Merchandising
   --------------------------------
   EAM systems act as a deterrent to, and control the increasing problem of, theft in such establishments as retail stores and libraries. Over the past two decades, retail establishments have recognized that the most effective theft-prevention method is to monitor articles. Other means of theft prevention, (special mirrors, security guards, closed-circuit television systems and surveillance cameras) monitor people, not the articles to be protected, and this limitation among others is addressed by EAM systems.

   The retail industry today continues to face an overcrowded marketplace and rising costs of occupancy, labor and operations. In addition, the industry has been plagued with retail sameness and slowed consumer spending. These trends have caused aggressive price discounting, resulting in declining retail profits. With these issues facing retailers today, coupled with the growing incidences of theft, EAM clearly provides a solution to the retailer's dilemma of controlling costs and improving margins.

   EAM systems are generally comprised of three components: detectable and deactivatable security circuits (embedded in tags or labels), referred to as "targets", which are attached to or placed in the articles to be protected; electronic detection equipment, referred to as "sensors", which recognize the targets when they enter a detection area, usually located in the exit path; and deactivation equipment that disarms the target when patrons follow proper check-out procedures.

   The most versatile EAM systems use radio frequency ("RF") technology. The detection equipment consists of a transmitter and receiver, which together establish an RF field. An active target can interrupt this field and trigger an alarm. With RF technology, deactivation can occur without physically locating or touching the target to be disarmed.

   Currently, EAM systems are sold to two principal markets: retail establishments and libraries. The Company has three significant competitors in these markets -- Sensormatic Electronics Corporation ("Sensormatic") and Knogo Corporation("Knogo") -- principally in the retail market, and Minnesota Mining and Manufacturing Company ("3M"), principally in the library market.

   Electronic Access Control
   -------------------------
   EAC systems restrict access to areas requiring protection from intrusion by unauthorized personnel by granting access only to selected individuals at specified times. Recent developments in Electronic Signatures processing and other technologies have enhanced the sophistication of EAC systems at a low cost.

   EAC systems use an "electronic key", such as a push-button keypad or a plastic card with a magnetic strip or magnetic code that is read by an "electronic lock". The most advanced EAC systems utilize plastic cards containing an encoded digital integrated circuit as electronic keys.
   These can be coded with a personal identification number ("PIN"). Once the cardholder presents the card containing a PIN, a computer, which is also part of the EAC system, determines security clearance/access levels. This data, along with time of entrance and exit, can be recorded for later analysis.

   Various commercial and industrial markets have applications for EAC. Systems are sold to manufacturers, banks, hospitals, prisons, airports and governmental installations, which need to protect personnel or assets.
   The Company's major EAC competitors are Cardkey Systems, Inc. ("Cardkey"), Software House, Inc. ("Software House") and Westinghouse Security, Inc. ("Westinghouse").

   Products
   --------
   EAM Systems
   -----------
   The Company's principal products are the components of its EAM system, which it markets to both retail establishments and libraries. The EAM system for the retail market is designed to provide protection for a wide variety of consumer items in all types of retail environments, including apparel stores, shoe stores, drug stores, mass merchandise establishments, music, video, supermarkets and home entertainment markets. The EAM system for the library market is designed to prevent the unauthorized removal of books and other library media.

   EAM system components include ten styles of sensors (each including transmitter, receiver and alarm), and the customer's choice of patented disposable paper targets, reusable flexible targets and reusable hard plastic targets. The EAM system's transmitter emits an RF signal and the receiver measures the change in that signal caused by the active targets, causing the system to alarm. For 1993, 1992 and 1991, the percentage of the Company's net revenues from sensors was 30%, 34% and 31%, respectively and from targets was 42%, 40% and 45%, respectively.

   In 1986, the Company introduced CounterpointR, a noncontact deactivation unit which eliminated the need to search for and remove or manually detune disposable targets. Since 1989, the Company has expanded its deactivation products with electronic modules that can be installed into numerous point-of-sale ("POS") bar code scanners including those manufactured by Spectra-Physics Retail Systems, Symbol Technologies, Inc., Metrologic, Inc., National Cash Register, Inc., ICL Systems,Inc., IBM (International Business Machines) and Fujitsu Ltd. These modules allow the reading of barcode information, while deactivating targets in a single step. These deactivation units allow POS personnel to focus on the customer and minimize errors at check-out. The percentage of net revenues from deactivation units for 1993, 1992 and 1991 was 11%, 11%, and 7%, respectively. During 1993, the Company developed an improved deactivation unit, Counterpoint IVTM which provides increased deactivation height and improves the rate of product deactivation.

   The Company's EAM products are designed and built to comply with applicable Federal Communications Commissions ("FCC") regulations governing radio frequencies, signal strengths and other factors. The Company's present EAM products requiring FCC certification comply with applicable regulations. In addition, the Company's present EAM products meet other regulatory specifications for the countries in which they are sold.

   Sensors
   -------
   The Company's sensor product lines are used principally in retail establishments and libraries. In retail establishments, EAM system sensors are usually positioned at the exits from the areas in which protected articles are displayed.

   In libraries, sensors are positioned at the exit paths, and gates or turnstiles control traffic. Targets are placed inside books and other materials to be protected. A target passing through the sensor triggers an alarm, which locks the gate or turnstile. The target can easily be deactivated or passed around the sensor by library personnel.

   Introduced in 1988, the AlphaR sensor product line represented an important step in the evolution of Electronic Signatures processing. It was the Company's first microprocessor-based sensor capable of recognizing unique radio frequency signals. Now incorporated in the QS2000R sensor this microprocessor-based technology brings the Company closer to a complete approach to merchandising, by integrating the retailers' three major control problems -- pricing, information and shoplifting.

   Introduced in 1990, the QS2000 is the latest evolution in the Company's proven QuicksilverTM sensor product line. With the addition of microprocessor-based radio frequency signal processing, the QS2000 has been engineered to provide excellent target detection with enhanced target-discrimination capabilities. The QS2000 analyzes RF signals in its detection zone and can discriminate between unique target signals and environmental interference. This development greatly reduces false and "phantom" alarms while increasing target detection. The QS2000 is also available in a weatherized version for outdoor use.
   -------------------------
   CounterpointR is a registered trademark of the Company.
   Counterpoint IVTM is a trademark of the Company.
   QuicksilverTM is a trademark of the Company.
   AlphaR, QS2000R, and SignatureR are registered trademarks of the Company.

   Introduced in 1993, the CondorTM sensor, is the most technically advanced RF system on the market today. The most significant feature of this system is the combination of a receiver and transmitter in a single pedestal. Utilizing a microprocessor and two digital signal processors, the Condor has an aisle width of 12 feet using two pedestals. One sensor is capable of three feet of detection on either side of the sensor. Additional features include the ability to mount full-sized merchandising panels, a customer counter, an alarm counter and variable alarm tone.

   Also introduced in 1993, the QS1500TM and QS1600TM are value priced, hard tag systems designed primarily for the apparel marketplace. The QS1500 and QS1600 product lines provide a high detection rate. The QS1500 has three feet of detection on either side of a single pedestal, or it can protect up to six feet between two pedestals. For wider detection, the QS1600 with two pedestals can detect targets at distances of up to twelve feet, ideal for mall openings. This system is an inexpensive answer to wide aisle detection.

   As a result of the Company's acquisition of the ID Systems Group in 1993, the QX2000TM system is currently available for international installations. The QX2000 is a similar system to the microprocessor based QS2000 system with the added flexibility of modular electronics design. The modular design provides an improved service capability in addition to permitting the system to operate at three different RF frequencies.

   The Company also offers chrome-finished Quicksilver sensors, solid-oak SignatureR sensors, featuring an earlier generation of components, the QS3000, a wide aisle system that can span up to six feet, and the Hypermarket, which is a narrow aisle system designed specifically for hypermarkets. All of the Company's sensors can be used with the various targets available.

   Targets
   -------
   Customers can choose from a wide variety of targets, depending on their merchandise mix. All targets contain an electronic circuit that unless deactivated (disposable targets) or removed (reusable targets), triggers an alarm when passed through the sensors.

   Disposable security targets are affixed to merchandise by pressure sensitive adhesive or other means. These range in size from 1.125" x 1.5" to 2.0" x 3.0", enabling retailers to protect smaller, frequently-pilfered items. Disposable targets must be deactivated at the point-of-sale, either manually or electronically, or passed around the sensors. Many disposable targets can be imprinted with standard price-marking equipment. When used with electronic deactivation equipment, they represent the CheklinkR concept, developed to combine pricing, merchandising, data collection and protection in a single step. Targets can be applied at the vendor level, in the distribution center or in-store. Under the Company's ImpulseR program (see Marketing Strategy) tags can be embedded in products or packaging at the point-of-manufacture or packaging.
   ------------------------
   CondorTM is a trademark of the Company.
   QS1500TM, QS1600TM and QS3000TM are trademarks of the Company.
   QX2000TM is a trademark of the Company.
   CheklinkR is a registered trademark of the Company.
   ImpulseR is a registered trademark of the Company.

   In 1992, the Company was licensed to sell and provide targets for the Model 4021 label applicator (PathfinderR) printer manufactured by Monarch Marking Systems. This product is a sophisticated electronic portable bar code label printer and applicator ideal for use in high volume mass merchandise, drugstore and supermarket applications. In addition, Pathfinder has a self-contained keyboard which allows for easy entry of various types of label data including: bar code, price and size. The Pathfinder also has built-in scanning capability that can scan existing package bar codes, then print identical Checkpoint labels for application without obscuring important product information.

   The Company has entered into a business agreement with PMI Food Equipment Group, Hobart Corporation ("Hobart"), a manufacturer and distributor of weigh scales, label printers and meat wrappers used in supermarket meat rooms. The Company's Hobart tag, 1315 Series, is compatible with the Hobart weigh scales Model 5000 T/TE and Model 18VP. This labor saving tag is integrated with the Hobart Weigh Scale/Printer to display the weight and price of the item.

   In addition, the Company maintains an agreement with A&H Manufacturing ("A&H"), the dominant U.S. supplier of costume jewelry cards, which grants A&H the right to embed a Checkpoint circuit in cards during manufacturing.

   To assure growth in the video and mature library markets, the Company increased its product offerings and entered the electromagnetic target market. The electromagnetic targets are offered in an On Only (permanent) and an On/Off (activatable) strip. Magnetic label deactivators and activators have also been added to the Company's product offerings to aid libraries with auto circulation of materials.

   Reusable security targets fall into two categories. Flexible targets are plastic-laminated tags used in a variety of markets that are removed at the point-of-sale. Hard targets consist of a target and a locking mechanism within a plastic case. They are used primarily in the apparel market and present a visible psychological deterrent. Both flexible and hard targets use a nickel-plated steel pin which is pushed through the protected item into a magnetic fastener. These targets can also be attached with a lanyard using the magnetic fastener. An easy-to-use detacher unit removes reusable targets from protected articles without damage.

   Also obtained with the acquisition of the ID Systems Group in 1993 was the UFO hard target. The UFO hard target design combined with a superior locking device differentiates the UFO as the most difficult hard target to defeat. During 1993, the Company began manufacturing the Teardrop hard target, which is made to function only with the QS1500 and QS1600 systems, primarily used in the apparel market.

   During 1993, the Company introduced a line of fluid tags marketed under the name ChekInkTM which provides a cost-effective second line of defense against shoplifters. Unauthorized removal of these targets will cause sealed vials of dye to break open, rendering the garment unusable. ChekInk serves as a practical alternative to chaining down valuable merchandise. Ideal for use in department stores, mass merchandisers, and sporting goods stores, ChekInk can be removed quickly and easily at check-out in the same manner as the reusable targets.
   ----------------------
   ChekInkTM is a trademark of the Company.
   PathfinderR is a registered trademark of Monarch Marking Systems.

   Deactivation Units
   ------------------
   Five convenient deactivation configurations -- horizontal counter-mounted slot scanners, a vertical mounted scanner, hand-held scanners, a weigh scale scanner and a deactivation pad -- are available for a variety of POS environments. These units transmit an audible tone that alerts the user that a target has been detected. The tone stops when the target has been deactivated.

   With the exception of the Counterpoint deactivation pad, all of the above scanners read barcode information while deactivating hidden Cheklink targets in a single step. Ideal for high-volume environments, these scanners mount easily at POS, and can deactivate multiple targets on a single item.

   The Counterpoint deactivation pad is placed at the check-out counter, and targets are deactivated automatically by simply passing protected items across the low profile pad which audibly signals that targets have been deactivated. There is no need to see the targets in order to deactivate them. Two sizes of the pads are available, both of which have a very low profile on the countertop of 3/4" or less.

   Developed in 1993 and introduced in 1994, the CounterpointR IV provides increased deactivation height and improves the rate of product deactivation.

   EAC
   ---
   The EAC ThresholdR product line consists of six systems, ranging from small, relatively simple systems, to large, sophisticated systems which provide a maximum degree of control, monitoring and reporting.

   The ThresholdR product line features a Distributed Network ArchitectureTM which means no single point of failure can affect the entire system. These systems are capable of controlling up to 250 doors for access control and up to 100,000 cardholders. The incorporation of alarm monitoring and point control (i.e. turning lights on or off) are also integral features of all six Threshold systems.

   The incorporation of Threshold Remote Software Package allows the connection of controllers from anywhere in the country via telephone lines. This functionality opens major markets for communication, utilities and large scale customers with remote facilities to manage.

   All EAC systems can also monitor other occurrences, such as a change in the status of environmental systems, motors, safety devices or any controller with a digital output. While monitoring these controllers, any output can, by a pre-programmed decision, cause an alarm to sound or another event to occur.

   The Company has several proprietary proximity card/tag and reader systems for all environments. The MirageR family of readers provides the fastest card verification in the industry and the release of the Mirage SG allows these readers to be directly mounted on metal without degradation in performance. The Mirage SG provides the same read performance in a smaller more aesthetically pleasing package.

   ---------------------------
   ThresholdR and MirageR are registered trademarks of the Company. Distributed Network ArchitectureTM is a trademark of the Company.

   --------------

   The proximity cards are comprised of a custom-integrated circuit implanted in a plastic card or key tag which is powered by RF energy transmitted from a reader unit ("Mirage") located at the entrance to a controlled door. Access is gained after Mirage verifies a code transmitted by the card. The proximity card cannot be copied or duplicated due to the use of a programmed integrated circuit. In addition, Mirage can be protected from environmental damage or vandalism by installing it inside a wall or behind a glass window. Mirage is usable throughout the Threshold product line.

   The Company's EAC proximity cards and reader systems have been certified by the FCC to comply with applicable regulations.

   POS Monitoring Systems
   ----------------------
   In December 1991, the Company licensed the worldwide rights to a POS monitoring system that is marketed under the name ViewpointTM. Viewpoint records and stores on videotape every transaction at each check-out, both the visual and the individual transaction data. Viewpoint connects directly to the point-of-sale network using a PC compatible computer and fixed closed circuit television ("CCTV") cameras usually mounted inside domes affixed to a retailer's ceiling. Because all transaction data is stored in the computer's relational data base, user-generated reports can match questionable transactions to events recorded on the tape. The system also features a remote dial-in capability that allows users to monitor multiple store locations from one site, significantly lowering personnel cost. Viewpoint can be linked to Checkpoint Electronic Article Merchandising ("EAM") systems in order to record incidents that have caused the EAM system to register an alarm.

   Principal Markets and Distribution
   ----------------------------------
   EAM
   ---
   The Company sells its EAM systems principally throughout North America and Europe, and to a lesser extent, in other areas, and also rents its products. During 1993, EAM revenues from outside North America (principally Europe and Scandinavia) represented approximately 26% of the Company's net revenues.

   In the United States, the Company markets its EAM products through its own sales personnel, independent representatives and independent dealers. Independent dealers accounted for less than 1% of the Company's net revenues in the United States during 1993. The Company, at December 26, 1993, employed 71 salespeople who sell the Company's products to the domestic retail market and who are compensated by salary plus commissions. The Company's independent representatives sell the Company's products to the domestic library market on a commission basis. At the end of 1993, the Company had 38 such independent representatives. Three members of the Company's sales management staff are assigned to manage and assist these independent representatives. Of total EAM domestic revenues during 1993, 88% was generated by the Company's own sales personnel.
   -------------------------
   ViewpointTM is a trademark of the Company.

   ---------------------------------------------
   EAM
   ---
   Internationally, the Company markets its EAM products through various foreign subsidiaries and independent distributors. The Company's foreign subsidiaries, as of December 26, 1993, employed a total of 93 salespeople who sell the Company's products to the retail and library markets. The Company's foreign sales operations are currently located in Western Europe, Canada, Mexico, Argentina and Australia ("see Marketing Strategy").

   Independent distributors accounted for 37% of the Company's foreign revenues during 1993. Foreign distributors sell the Company's products to both the retail and library markets. The Company's distribution agreements generally appoint an independent distributor for a specified term as an exclusive distributor for a specified territory. The agreements require the distributor to purchase a specified dollar amount of the Company's products over the term of the agreement. The Company sells its products to independent distributors at prices significantly below those charged to end-users because the distributors make volume purchases and assume marketing, customer training, maintenance and financing responsibilities.

   Marketing Strategy
   ------------------
   The Company's strategy is to sell to retail market segments that have a well-defined need for EAM such as the mass merchandise, supermarket, apparel, drug, music, video and home entertainment markets. Retailers in these market segments have increasingly expressed an interest in expanding the usage of open merchandising in order to realize maximum sales and profits.

   Electronic Article Merchandising or EAM is a strategy that enables aggressive open-merchandising techniques at the store level without risk of increased inventory losses. The foundation of this strategy is built on the Company's low cost RF disposable, integrated target that can be bulk activated and then deactivated without finding or touching the target. Today, the Company's systems are starting to be viewed more as a open merchandising system rather than a article surveillance system.

   The Company's source tagging program, ImpulseSM, supports self-service and impulse buying. Impulse reduces tagging labor and excess packaging, because targets are placed into the products at the source through their vendors. With this strategy, any EAM-related operational burden on store managers and employees to tag products is eliminated since the Company's circuit can be embedded in the product or packaging at the point-of-manufacture or distribution. The Impulse program protects high-margin, high-volume, high-shrinkage products such as fragrances, batteries and camera film. Preventing these items from being put in protective locations such as behind the counter or in locked cases has become a critical issue for manufacturers.
   -------------------------
   ImpulseR is a registered trademark of the Company.

   According to one fragrance manufacturer's study, self-service fragrance sales are 60 percent greater than sales of products kept under lock and key. A study, conducted for the Company by Management Horizons, a division of Price Waterhouse, reported that if the consumer has to wait in line or search for a salesperson to buy batteries or camera film, they are likely to forego the purchase. Other Impulse strategies are: intensify vertical market focus into key product segments where RF is the only logical choice, such as liquors; expand Impulse activities into international markets; increase staffing for Impulse efforts supporting manufacturers and suppliers to speed implementation; and, expand RF target products to accommodate more packaging schemes.

   In order to expand its distribution channels, the Company embarked on an acquisition strategy that began in 1992 with the acquisition of its Canadian distributor, Checkpoint Canada, Inc. In addition, the Company purchased its Argentina distributor, Checkpoint Systems, S. A. in March of 1993 and set-up operations in Mexico, Checkpoint de Mexico, S. A. de C.V. during March of 1993 and set-up operations in Australia, Checkpoint Systems Australia, PTY LTD during June of 1993. During the second quarter of 1993 the Company and Sensormatic Electronics Corporation ("Sensormatic") terminated their exclusive distribution agreement for Western Europe. To replace the distribution of the Company's products into Western Europe, the Company purchased the entire share capital of the ID Systems Group in July of 1993. The ID Systems Group was engaged in the manufacture, distribution and sale of EAM systems. This acquisition gave the Company direct access to six Western European countries which are The Netherlands, United Kingdom, Sweden, Germany, France and Belgium.

    EAC
    ---
   The Company's EAC sales personnel, together with manufacturers' representatives, market its EAC products to approximately 210 independent dealers. The Company employs four salespeople who are compensated by salary plus commissions. The Company's three manufacturers' representatives are compensated solely by commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

    POS Monitoring Systems
    -----------------------
   The Company markets the POS monitoring products throughout the world through its own EAM sales personnel which currently numbers 164. Sales of the POS monitoring products are sold to the Company's existing EAM retail customers along with those retailers that currently do not have the Company's EAM products.

   Backlog
   -------
   The Company's backlog of orders was approximately $6,673,000 at December 26, 1993, as compared with approximately $6,352,000 at December 27, 1992. The Company anticipates that substantially all of the backlog at the end of 1993 will be delivered during 1994. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business. In addition, management believes that its business is not seasonal.

   License and Supply Agreements; Patent Protection
   ------------------------------------------------
    EAM/EAC/POS Monitoring Systems
    ------------------------------
   The Company considers its proprietary technology important. Substantially all of the Company's revenues were derived from products or technologies which are patented or licensed.

    EAM
    ---
   The Company is the exclusive worldwide licensee of Arthur D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAM products and manufacturing processes. The Company pays a royalty to ADL ranging from 5% to 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

   Royalties amounted to 1.8%, 1.8% and 1.9% of EAM net revenues for 1993, 1992 and 1991, respectively. The term of the license is coterminous with the patents, the first of which expired in 1991 and the last of which will expire in 2007. In addition, the Company has other less significant licenses covering certain sensors, magnetic labels and fluid tags. These licenses arrangements have various expiration dates and royalty terms.

    EAC
    ---
   The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid.

   Royalty expense for 1993, 1992 and 1991 was approximately .5%, .6% and .6% of the Company's EAC net revenues, respectively.

    POS Monitoring Systems
    ----------------------
   The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.

   Manufacturing, Raw Materials and Inventory
   ------------------------------------------
    EAM
    ---
   The Company purchases raw materials from outside suppliers and assembles electronic components for the majority of its sensor product lines at its facilities in Puerto Rico. For its target production, the Company purchases raw materials and components from outside sources and completes the manufacturing process at its facilities in Puerto Rico (disposable targets) and the Dominican Republic (reusable targets). Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly.
   Although the Company generally uses single suppliers for its purchased raw materials and components, other suppliers of these items are available. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

    EAC
    ---
   The Company purchases raw materials from outside suppliers and assembles the electronic components for controllers, proximity cards and proximity readers at its facilities in the Dominican Republic and Puerto Rico. For non-proximity EAC components, the Company subcontracts manufacturing activities. All EAC final system assembly and testing is performed at the Company's facilities in Thorofare, New Jersey.

    POS Monitoring Systems
    ----------------------
   The Company does not manufacture any of the components for the Viewpoint product line other than small interface circuit boards. The Company purchases all the hardware components of the Viewpoint products from major distributors. Limited inventory levels are maintained since the Company places orders with these distributors as customer orders are received.
   The software component of the system is added at the customer's site.

   Competition
   -----------
    EAM
    ---
   To the Company's knowledge, the principal competition in the U.S. is comprised of Sensormatic and Knogo in the supply of EAM systems for retail establishments and 3M in the supply of such systems for libraries. The Company's competitors in the EAM industry are well-established businesses with comparable and in some cases greater financial resources. In the apparel market, where hard reusable targets are emphasized, Sensormatic and Knogo have enjoyed better penetration than the Company in this traditional EAM market for which the competition designed and developed their products. The Company's principal competition in Western Europe is comprised of Sensormatic, Knogo, 3M, Actron, and Esselte Meto.

   The Company's product line offers more diversity than its competition in protecting different kinds of merchandise with soft disposable targets and hard and flexible reusable targets, all of which operate with the same RF system. As a result, the Company believes it appeals to a wider segment of the market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy and integration into operations. This combination provides many system solutions which allow for protection of various kinds of merchandise from theft.

    EAC
    ---
   The Company's EAC products compete with other manufacturers of EAC systems as well as with conventional security systems, such as manual locking mechanisms and security guard services.

   Major competitors are Cardkey, Software House and Westinghouse. All three competitors are subsidiaries of much larger companies that have substantially greater resources than the Company. The Company believes that its products offer more versatility than those of its competitors.

    POS Monitoring Systems
    ------------------------
   The Company's POS Monitoring products compete primarily with similar products offered by Sensormatic and Knogo. The Company believes that its products represent a technological advancement over those of its competitors, particularly with respect to recording and retrieval of transaction information.

   Research and Development
   ------------------------
   The Company expended approximately $5,392,000, $4,498,000 and $3,313,000 in research and development activities during 1993, 1992 and 1991, respectively. The emphasis of these activities is the improvement and development of the Electronic Signatures technology to better integrate into customers' operations.

   Employees
   ---------
   At December 26, 1993, the Company had 1,366 employees.

   Financial Information About Domestic and Foreign Operations
   -----------------------------------------------------------
   The following table sets forth certain information concerning the Company's domestic and foreign operations for each of the last three fiscal years.
			 Geographic Area        1993      1992      1991
			 ===============        ====      ====      ====
						       (Thousands)
   Net revenues from     From United States    $71,834   $72,166  $52,943
    unaffiliated         and Puerto Rico
    customers

   Net revenues from     Western Europe,       $21,200         -        -
    foreign subsidiaries Canada, Mexico,
			 Argentina, and
			 Australia

   Export net revenues   Primarily Europe      $12,163   $22,732  $15,427
			 and Scandinavia

   Domestic earnings     From United States,   $ 1,720   $ 4,891  $   635
    before income taxes  Puerto Rico, and
			 Dominican Republic

   Foreign earnings      Western Europe,       $   351   $     -  $     -
    before income taxes  Canada, Mexico,
			 Argentina and
			 Australia

   Domestic identifiable In United States,     $78,982   $74,333  $57,675
    assets               Puerto Rico, and
			 Dominican Republic

   Foreign identifiable  Western Europe,       $26,017   $     -  $     -
    assets               Canada, Mexico,
			 Argentina, and
			 Australia

   Item 2.   PROPERTIES

   The Company's headquarters and distribution center are in leased facilities located in Thorofare, New Jersey. The current leases expire in December of 1994. Of the total 67,000 square feet, approximately 48,000 square feet are used for office space and approximately 19,000 square feet are used for storage facilities. The rental for the remaining year is $435,000.

   To replace the current facility, the Company has entered into a twelve year lease for the construction of a 104,000 square foot facility in close proximity to the current headquarters and distribution center. Of the 104,000 square feet approximately 64,000 square feet will be used for administrative and research and development activities. The remaining 40,000 square feet will be used for storage and distribution. The annual rent during each of the first five years starting in 1995 is $692,000.

   The Company's principal manufacturing facility for the production of most of its products is located in Ponce, Puerto Rico. This two-story facility, which was completed in 1990, is owned by the Company and contains approximately 95,000 square feet. In addition, the Company leases a manufacturing and development facility in Puerto Rico near the manufacturing facility containing approximately 9,000 square feet. The lease expires in 1997 with an annual rent of $26,000 in 1994 and $31,000 thereafter.

   The Company also leases two manufacturing facilities in the Dominican Republic. One facility, located in La Vega, contains approximately 16,000 square feet. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in March 1998 with an annual rent of $6,000. The other facility, located in Los Alcarrizos, contains approximately 24,000 square feet. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security targets. The lease for the Los Alcarrizos property expires in September 2000 with an annual rent of $17,500. The lease payments for both locations have been prepaid for their entire 10 year terms.

   The Company's foreign subsidiaries maintain various sales and distribution locations in Australia, Argentina, Belgium, Canada, France, Germany, Mexico, The Netherlands, Sweden, and United Kingdom.

   Item 3.  LEGAL PROCEEDINGS

   On February 16, 1994, Checkpoint Systems, Inc, ("Checkpoint") and Fargklamman Svenska AB ("Fargklamman") and Colortag Inc. ("Colortag") entered into an agreement (the "Agreement") pursuant to which, inter alia,
   (i) Fargklamman and Colortag voluntarily dismissed with prejudice the lawsuit initiated by Fargklamman and Colortag against Checkpoint on September 10, 1993 in the United States District Court for the Southern District of New York (Civil Action No. 93 Civ. 6368 (TPG)) seeking injunctive relief and damages for alleged trade dress infringement, unfair competition and misappropriation of trade secrets in connection with Checkpoint's sales of its ink tag (ChekInkTM), (ii) Checkpoint, Fargklamman and Colortag exchanged mutual releases, and (iii) Checkpoint and Fargklamman entered into a license agreement whereby Checkpoint licensed from Fargklamman, on a non-exclusive, world-wide basis, rights to U.S. Patent No. 5,275,122 in exchange for a royalty payment based on future sales of licensed products by Checkpoint and certain payments to be made over a three year period to Fargklamman.

   On March 10, 1993, the United States International Trade Commission ("Commission") instituted an investigation of a complaint filed by the Company under Section 337 of the Tariff Act of 1930. The complaint, as amended, alleged that six respondents imported, sold for importation, or sold in the United States after importation certain anti-theft deactivatable resonant tags and components thereof that infringed certain U.S. Letters Patents of which the Company is exclusive licensee. The Commission's notice of investigation named six respondents, each of whom was alleged to have committed one or more unfair acts in the importation or sale of components or finished tags that infringe the asserted patent claims. Those respondents are: Actron AG; Tokai Denshi Co. Ltd.; ADT, Limited; All Tag Security AG; Toyo Aluminum Ltd.; and Custom Security Industries, Inc.

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The ultimate resolution is undetermined at this time due to the various courses of action available to management, including the right of appeal which the Company currently intends to exercise. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs will be written off as a charge to earnings at the time of such resolution.

   Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of 1993 to a vote of security holders.

   Item A.   EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:
				 OFFICER
      NAME                AGE    SINCE     POSITIONS WITH THE COMPANY
   Albert E. Wolf         64     1969   Chairman of the Board of
					Directors, Chief Executive Officer,
					and Director
   Kevin P. Dowd          45     1988   President and Chief Operating Officer
   Luis A. Aguilera       45     1982   Senior Vice President - Manufacturing
   Steven G. Selfridge    38     1988   Senior Vice President - Operations,
					Chief Financial Officer and Treasurer
   Mitchell T. Codkind    34     1992   Corporate Controller and Chief
					Accounting Officer
   Muns A. Farestad       45     1990   Vice President - Research and
					Development
   William J. Reilly, Jr. 45     1989   Senior Vice President - Americas' and
					Pacific Rim
   Michael E. Smith       37     1990   Senior Vice President - Marketing and
					Western European Operations
   Neil D. Austin         47     1989   Vice President - General Counsel and
					Secretary
   Arthur Cavaliere       47     1991   Vice President - Customer Service

   Mr. Wolf has been Chairman of the Board of Directors since April 1986, Chief Executive Officer of the Company since April 1972, and a director since July 1969. Mr. Wolf was President from July 1977 to April 1986. Effective July 1991, Mr. Wolf resumed the position of President along with his other duties until August 1993. Mr. Wolf is a director of Lydall, Inc.

   Mr. Dowd has been President and Chief Operating Officer of the Company since August 1993. He was Executive Vice President of the Company from May 1992 to August 1993. Mr. Dowd was Executive Vice President - Marketing, Sales and Service from April 1989 to May 1992 and Vice President of Sales from August 1988 to April 1989. Prior to joining the Company, Mr. Dowd was Director - Industrial Products Group, Mars Electronics from January 1987 to July 1988.

   Mr. Aguilera has been Senior Vice President - Manufacturing since August 1993. He was Vice President - Manufacturing of the Company from April 1982 to August 1993, and Vice President and General Manager of the Company's Puerto Rico subsidiary since February 1979.

   Mr. Selfridge has been Senior Vice President - Operations and Chief Financial Officer and Treasurer since August 1993. He was Chief Financial Officer and Vice President - Finance and Treasurer of the Company from December 1990 to August 1993; and Vice President - Finance and Treasurer of the Company since September 1989. Mr. Selfridge was Corporate Controller, Chief Accounting Officer and Secretary from April 1988 to September 1989 and Controller of Domestic Operations from July 1986 to April 1988. Mr. Selfridge is a Certified Public Accountant.

   Mr. Codkind has been Corporate Controller and Chief Accounting Officer since January 1992. Mr. Codkind was Controller of Domestic Operations from January 1990 to January 1992 and Accounting Manager of Domestic Operations from June 1986 to January of 1990. Mr. Codkind is a Certified Public Accountant.

   Mr. Farestad has been Vice President - Research and Development since October 1990. From July 1987 to January 1989 Mr. Farestad was Director of Manufacturing Engineering and from January 1989 to October 1990 he was Director of Process Engineering and Shared Resources.

   Mr. Reilly has been Senior Vice President - Americas' and Pacific Rim since August 1993. He was Vice President - Sales of the Company from April 1989 to August 1993. Mr. Reilly was Eastern Regional Sales Manager from March 1989 to April 1989. Prior to joining the Company, Mr. Reilly was U.S. Sales Manager for Multitone Electronics PLC, London, U.K. from 1982 to 1989.

   Mr. Smith has been Senior Vice President - Marketing and Western European Operations since August 1993. He was Vice President - Marketing from August 1990 to August 1993. Mr. Smith was Director of Marketing from April 1989 to August 1990 and Program Manager - National/Major Accounts from December 1988 to April 1989. Prior to joining the Company, Mr. Smith was Marketing Manager with Mars Electronics International from June 1987 to November 1988.

   Mr. Austin has been Vice President - General Counsel and Secretary since September 1990. Mr. Austin was General Counsel and Secretary from September 1989 to September 1990 and General Counsel from June 1989 to September 1989. Prior to joining the Company, Mr. Austin was a managing consultant with Mercer, Meidinger, Hansen Inc. from 1987 to 1989.

   Mr. Cavaliere has been Vice President - Customer Service since September 1991. Mr. Cavaliere was Director of Field Service from May 1988 to September 1991 and National Field Service Manager from June 1986 to May 1988.

				     PART II

   Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
		   HOLDER MATTERS

   The Common Stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol CKP. Prior to October 29, 1993, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System, under the symbol CHEK. The following table sets forth for the indicated periods the closing price range of the Common Stock as furnished by the NYSE and NASDAQ for the respective periods.

							   High        Low
							   ----        ---
							    Closing Price
							    -------------
      1992:
	    First Quarter ............................    13          7 3/4
	    Second Quarter ...........................    11          7 1/8
	    Third Quarter ............................    10 7/8      8 5/8
	    Fourth Quarter ...........................    18 1/8      9 1/8

      1993:
	    First Quarter ............................    20 1/8      8 3/4
	    Second Quarter ...........................    12 7/8      8 3/4
	    Third Quarter ............................    11 3/4      8 1/8
	    Fourth Quarter ...........................    14          8 1/2




   As of March 11, 1994, there were approximately 1,771 record holders of the Company's Common Stock.

   The Company has never paid a cash dividend on the Common Stock. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs) and other factors.

   Item 6.       SELECTED ANNUAL FINANCIAL DATA

		       1993       1992         1991        1990        1989
		     ========   ========     ========    ========    ========
				(Thousands, except per share data)
   FOR YEARS ENDED:
   Net revenues     $ 93,034    $ 72,166     $ 52,943    $ 56,742    $ 50,750
   Earnings before
     income taxes   $  2,071    $  4,891     $    635    $  6,707    $  6,897
   Income taxes
   (benefit)        $    456    $    463     $    127    $   (225)   $  1,294
   Net earnings     $  1,615    $  4,428     $    508    $  6,932    $  5,603
   Earnings per
    common share    $    .16    $    .45     $    .05    $    .72    $    .61

   AT YEAR-END:
   Working capital  $ 27,984    $ 25,792     $ 14,245    $ 17,915    $ 18,742
   Long-term debt   $ 24,302    $  9,322          783    $      -    $  1,200
   Shareholders'
    equity          $ 53,779    $ 51,061     $ 42,087    $ 41,321    $ 32,610
   Total assets     $104,999    $ 74,333     $ 57,675    $ 53,129    $ 44,371




			       SELECTED QUARTERLY FINANCIAL DATA
					   QUARTERS (unaudited)
			   --------------------------------------------
		       First      Second       Third       Fourth       Year
		       -----      ------       -----       ------       ----
				  (Thousands, except per share data)
   1993
   ----
   Net revenues       $20,016     $18,026     $26,604      $28,388   $93,034
   Gross profit       $ 8,700     $ 6,880     $11,385      $11,648   $38,613
   Net earnings       $   507     $   884     $   112      $   112   $ 1,615
   Earnings per
    common share      $   .05     $   .09     $   .01      $   .01   $   .16


   1992
   ----
   Net revenues       $14,222     $16,567     $19,159      $22,218   $72,166
   Gross profit       $ 6,427     $ 7,570     $ 9,057      $10,462   $33,516
   Net earnings       $   150     $   943     $ 1,272      $ 2,063   $ 4,428
   Earnings per
    common share      $   .02     $   .10     $   .13      $   .20   $   .45

			   CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			 CONDITION AND RESULTS OF OPERATIONS
   Item 7.
   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   Cash and cash equivalents decreased $2,320,000 during the year to a zero balance. The Company's primary sources of cash were funds provided from funding arrangements, ($14,774,000). The primary uses of cash were the acquisition of property, plant and equipment ($4,600,000), net cash used by operating activities ($6,317,000), acquisitions ($3,184,000) and other investing activities of ($3,660,000). For a detailed analysis of the Company's sources and uses of cash from operating, investing and financing activities, refer to the Consolidated Statements of Cash Flows in the financial section of this report. Below is a discussion that further enhances the Statements of Cash Flows.

   Depreciation and amortization increased $2,483,000 during the year compared to last year ($6,476,000 versus $3,993,000), as a result of investments principally in manufacturing equipment and management information systems. Increases in amortization resulted from software development costs and the purchase of various intangibles, including patents, licenses, trademarks and customers lists. In addition, goodwill generated from recent acquisitions have also increased amortization expense.

   Accounts receivable increased $2,716,000 as a result of record revenues posted in the fourth quarter.

   Property, plant and equipment expenditures decreased $1,543,000 during 1993 ($4,600,000 versus $6,143,000). The principal expenditures for the current year have been made in the areas of production, management information systems and lab equipment for research and development activities.

   Inventories increased $6,816,000 from the start of the year as a result of an expanded product offering and the Company's anticipated needs for the first half of 1994.

   Accounts payable increased $2,062,000 as a result of the increased inventory purchases required to meet the increased demand for the Company's products.

   The Company made acquisitions, net of cash acquired, of $3,184,000 relating to the capital stock purchases of the Company's Argentinean distributor and the ID Systems Group, a European manufacturer and distributor of EAM products.

   The $3,660,000 in other investing activities is mainly comprised of: capitalized legal expenses related to the defense of certain patents in which the Company holds exclusive rights; the purchase of a customers list from the Company's former Mexican distributor; the capitalization of software development costs; the purchase of patents and license related to two of the Company's new products, magnetics and QS1500/1600; and, deposits related to the Company's lease agreement for a new corporate facility.

			      CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   For the year, the Company borrowed a total amount of $15,000,000 under a long-term revolving credit facility. Subsequent to year end $8,000,000 outstanding under this credit facility was converted to a six year term loan at a fixed interest rate of 6.5%. Management is currently working towards finalizing a $12,000,000 private placement debt funding. Once completed, this will be used to pay down existing debt under the Company's long-term revolving credit facility.

   As of December 26, 1993, the current ratio was 2.0 to 1. The quick ratio was .9 to 1. The equity-debt ratio was 1.0 to 1. Management is currently contemplating other financing in order to fund its aggressive acquisition and selling strategies.

			     CHECKPOINT SYSTEMS, INC.
		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 26, 1993
   ------------------------------------
   Net revenues increased 29% or $20,868,000 when compared to the prior year ($93,034,000 versus $72,166,000). As a percent of net revenues, domestic and foreign net revenues were 64% and 36%, respectively compared to 69% and 31% for 1992.

   Domestic Electronic Article Merchandising ("EAM") net revenues increased $9,363,000 or 20% while foreign EAM net revenues increased $10,754,000 or 48% when compared to 1992. The domestic expansion is due principally to large revenue and unit increases in the Company's hardware products (sensors and deactivation) and disposable targets. These substantial gains are the result of expansion of business to large domestic retailers, particularly in the mass merchandise, drug stores, supermarkets, apparel and music segments, a broader product offering, and a record number of new customers in 1993.

   Foreign revenues increased by 48% as a result of the Company's recent acquisitions in Western Europe, Canada and Argentina along with setting up operations in Mexico. Revenues from the Company's subsidiaries in Canada, Mexico and Argentina represented $9.6 million of the $10.8 million increase. During the second quarter of 1993, the Company and Sensormatic Electronics Corporation ("Sensormatic") terminated their exclusive distribution agreement in Europe. During the third quarter of 1993, the Company purchased all of the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V. ("ID Systems Group") related Dutch companies engaged in the manufacture, distribution, and sale of security products and services. Revenues from Western Europe in 1993, which combines first half sales through its former distributor and second half sales by the Company's European subsidiary, remained flat as compared to 1992 in which sales were made solely through the Company's former distributor. Management expects revenues from Western Europe in 1994 to increase over 1993 levels as result of the acquisition of the ID Systems Group.

   The Company is in the process of closing down the acquired manufacturing facilities in Europe and relocating this production to the Company's facilities in Puerto Rico and the Dominican Republic. Once this relocation is fully completed, sometime during the first half of 1994, the Company anticipates a reduction in the cost of manufacturing of those products previously produced overseas. (Refer to Note 14 of the Consolidated Financial Statements.)

   As a result of having various foreign operations, the Company is exposed to foreign exchange fluctuations. Management is evaluating various strategies in order to minimize the effect of fluctuating foreign currencies on the Company's financial statements associated with having international subsidiaries. The Company has purchased certain foreign currency forward contracts on intercompany commitments in order to hedge anticipated rate fluctuations in Europe.

   Electronic Access Control ("EAC") net revenues increased $751,000 or 17% over 1992. The EAC business unit first became profitable in 1991, and has remained profitable, as a result of increased revenues and integrating its operations into the New Jersey, Puerto Rico and Dominican Republic facilities in 1990.

			      CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   Net earnings were $1,615,000 or $.16 per share versus net earnings of $4,428,000 or $.45 per share for 1992. Earnings decreased due to the reduction in gross profit margins and increased selling, general, and administrative expenses resulting primarily from the recently acquired subsidiaries.

   The gross profit margin declined 4.9% (41.5% versus 46.4%) as a result of the significant expansion business with new and existing major domestic customers that enjoy competitive pricing and the success of several new products introduced during the year which currently carry lower margins. Although the Company obtained overall higher selling prices during the year, the gains were offset by increased service costs, a result of selling directly to nine countries in which the Company previously maintained distributors. Service costs in 1993 increased 4.3% as a percent of sales as compared to 1992. In addition, due to the termination of the Company's European distribution agreement in the second quarter, the Company reduced production volumes which resulted in slightly higher unit costs in the Company's manufacturing facility in Puerto Rico.

   Selling, general and administrative expenses increased $10,896,000 ($39,238,000 versus $28,342,000) when compared to last year. The higher expenses are due to increases in variable selling and marketing expenses resulting from greater domestic sales, in addition to increases in general and administrative expenses resulting from the operating expenses of the companies acquired in 1993. As a percent of net revenues, this represents an increase of 2.9% (42.2% versus 39.3%) compared to 1992.

   The Company's manufacturing operations in Puerto Rico are exempt from U.S. Federal income taxes under Section 936 of the Internal Revenue Code. Approximately 50% of the Company's earnings were attributed to Puerto Rico operations. The Company also enjoys local tax exemptions on Puerto Rico based earnings and benefits from the utilization of a Delaware Investment Holding company. (Refer to note 9 of the Notes to Consolidated Financial Statements.) The Company's 1993 effective tax rate was 22%. Due to the Company's foreign subsidiaries operating in countries with different statutory income tax rates, the Company anticipates a 25% tax rate for 1994.

   In 1993, the Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 109, "Accounting for Income Taxes." The adoption of this standard did not have a material effect on the Company's financial statements.

   The Company intends to continue its expansion of both product lines and distribution channels. The increased product offerings are due to internally developed products and the acquisition of products or rights to distribute those products. The Company has expanded its channels of distribution by acquisition of international distributors, acquisition of competitors, and by start-up operations. The Company intends to continue worldwide expansion based on these strategies.

			    CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   Subsequent to year end and as discussed in Item 3. Legal Proceedings, on March 10, 1993, the United States International Trade Commission instituted an investigation of a complaint filed by the Company under
   Section 337 of the Tariff Act of 1930. On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized $2,027,000 in patent defense costs, included in "Intangibles" (see Consolidated Balance Sheet) as of December 26, 1993. The ultimate resolution is undetermined at this time due to the various courses of action available to management including the right of appeal which the Company currently intends to exercise. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs noted above will be written off as a charge to earnings at the time of such resolution.

			    CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 27, 1992
   ------------------------------------
   Net revenues increased 36% or $19,223,000 when compared to the prior year ($72,166,000 versus $52,943,000). As a percent of net revenues, domestic and export net revenues were 69% and 31%, respectively compared to 71% and 29% for the similar period last year.

   Domestic Electronic Article Merchandising ("EAM") net revenues increased $11,282,000 or 33% and export EAM net revenues increased $7,282,000 or 48% when compared to 1991. The increase in domestic net revenues was primarily due to aggressive sales and marketing programs initiated by the Company during the year. The primary reason for the increase in export sales was the increase in sensor and deactivation products sold to Sensormatic Electronics Corporation ("Sensormatic"), the Company's distributor for Western Europe. In addition, many of the Company's other distributors throughout the world had significant sales increases over the prior year.

   During 1992, the loss prevention group of the Company's former distributor, Automated Security (Holdings) PLC, ("ASH") was acquired by the Company's largest competitor, Sensormatic. An exclusive distributor agreement was reached with Sensormatic to provide distribution into 15 European countries.

   Electronic Access Control ("EAC") net revenues increased $659,000 or 18% over 1991's performance. As a result of having integrated this business unit into the Company's New Jersey, Puerto Rico and Dominican Republic facilities in mid 1990, this operation has become profitable in 1991 for the first time since the Company acquired it in 1986, and was again profitable in 1992.

   Net earnings were $4,428,000 or $.45 per share versus net earnings of $508,000 or $.05 per share for 1991. Earnings increased primarily due to a significant increase in revenues while maintaining comparable gross profit margins to 1991.

   The gross profit margin remained at 46% compared to 1991. Increases in volumes and manufacturing improvements were offset by price reductions to the Company's largest international distributor (Sensormatic) and aggressive sales programs within the domestic market.

			      CHECKPOINT SYSTEMS, INC.
		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		   CONDITION AND RESULTS OF OPERATIONS (continued)

   Selling, general and administrative expenses increased $4,696,000 ($28,342,000 versus $23,646,000) when compared to last year. This increase was caused primarily by an increase in variable sales and marketing expenses ($3,137,000) in addition to recognition of a new Board of Directors Bonus Award Plan ($318,000), based on the value of the Company's stock as of the end of the fiscal year.

   The Company's manufacturing operations in Puerto Rico are exempt from U.S Federal income taxes under Section 936 of the Internal Revenue Code. Approximately 50% of the Company's earnings were attributed to Puerto Rico operations. Additionally, the Company enjoys local tax exemptions on Puerto Rico based earnings and also benefits from the utilization of a Delaware Investment Holding company (See note 9 of the Notes to Consolidated Financial Statements). The Company's effective tax rate of 1992 would have been 18% but was reduced by a $417,000 tax benefit resulting from a further refinement of a tax estimate regarding prepaid local Puerto Rico taxes.

   Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

		 Index to Consolidated Financial Statements

   Report of Independent Accountants......................................28

   Consolidated Balance Sheets as of December 26, 1993 and
      December 27, 1992...................................................29

   Consolidated Earnings Statements for each of the years
      in the three-year period ended December 26, 1993....................30

   Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 26, 1993..............30

   Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 26, 1993....................31

   Notes to Consolidated Financial Statements...........................32-42

   Financial Schedules

      Schedule V    - Property, Plant and Equipment.......................46

      Schedule VI   - Accumulated Depreciation and Amortization of
		      Property, Plant and Equipment.......................47

      Schedule VIII - Valuation and Qualifying Accounts...................48

      Schedule IX  -  Short-term Borrowings...............................48

      Schedule X    - Supplementary Income Statement Information..........49

   REPORT OF INDEPENDENT ACCOUNTANTS

   The Board of Directors and Shareholders
   Checkpoint Systems, Inc.

   We have audited the consolidated balance sheets of Checkpoint Systems, Inc. and subsidiaries as of December 26, 1993 and December 27, 1992, and the related consolidated earnings statements, statements of shareholders' equity and cash flows for each of the years in the three year period ended December 26, 1993. We have also audited the financial statement schedules for the years ended December 26, 1993 and December 27, 1992 listed in Item 14(a)2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Checkpoint Systems, Inc. and subsidiaries as of December 26, 1993 and December 27, 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Footnote 1, in 1993, the Company changed its method of accounting for income taxes.


   COOPERS & LYBRAND
   2400 Eleven Penn Center
   Philadelphia, Pennsylvania
   March 22, 1994

			    CHECKPOINT SYSTEMS, INC.
			   CONSOLIDATED BALANCE SHEETS
						 December 26,    December 27,
						     1993            1992
						 ------------    ------------
	  ASSETS                                           (Thousands)
	  ------
   CURRENT ASSETS
	Cash and cash equivalents                   $     -         $ 2,320
	Accounts receivable, net of allowances
	  of $2,237,000 and $357,000                 24,239          18,562
	Inventories                                  25,450          16,757
	Other current assets                          5,213           2,103
						    -------         -------
	  Total current assets                       54,902          39,742

   PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       30,862          26,982

   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                           8,919           3,430

   INTANGIBLES                                        5,098           2,257

   DEFERRED TAXES, net of valuation allowance           479               -

   OTHER ASSETS                                       4,739           1,922
						    -------         -------
   TOTAL ASSETS                                    $104,999         $74,333
						    =======         =======
	     LIABILITIES AND SHAREHOLDERS' EQUITY
	     ------------------------------------
   CURRENT LIABILITIES
	Accounts payable                             $9,716         $ 4,784
	Accrued compensation and related taxes        1,907           1,771
	Income taxes                                    792           1,177
	Unearned revenues                             2,645           2,652
	Other current liabilities                     7,761           2,274
	Short-term borrowings and current portion
	  of long-term debt                           4,097           1,292
						    -------         -------
	  Total current liabilities                  26,918          13,950

   LONG-TERM DEBT, LESS CURRENT MATURITIES           24,302           9,322

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY
	Preferred stock, no par value, authorized
	  500,000 shares, none issued
	Common stock, par value $.10 per share,
	  authorized 100,000,000 shares, issued
	  10,979,198 and 10,802,548                   1,097           1,080
	Additional capital                           18,346          16,754
	Retained earnings                            40,506          38,891
	Common stock in treasury, at cost,
	  799,000 shares                             (5,664)         (5,664)
	Foreign currency adjustments                   (506)              -
						    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        53,779          51,061
						    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $104,999         $74,333
						    =======         =======
	  See accompanying notes to consolidated financial statements.

			      CHECKPOINT SYSTEMS, INC.
			  CONSOLIDATED EARNINGS STATEMENTS

					1993             1992         1991
				      -------          -------      -------
					 (Thousands, except per share data)

   Net Revenues                       $93,034          $72,166       $52,943
   Cost of Revenues                    54,421           38,650        28,479
				      -------          -------       -------
	Gross Profit                   38,613           33,516        24,464
   Selling, General and Administrative
      Expenses                         39,238           28,342        23,646
				      -------          -------       -------
   Operating Income (loss)               (625)           5,174           818
   Contract Settlement Income           3,500                -             -
   Interest Income                        476              140           171
   Interest Expense                       953              423           354
   Other Expense                          327                -             -
				      -------          -------       -------
   Earnings Before Income Taxes         2,071            4,891           635
   Income Taxes                           456              463           127
				      -------          -------       -------
   Net Earnings                       $ 1,615          $ 4,428       $   508
				      =======          =======       =======
   Net Earnings Per Share             $   .16          $   .45       $   .05
				      =======          =======       =======

			 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
							    Foreign
		       Common Additional Retained  Treasury Currency
			Stock   Capital  Earnings   Stock    Adjust.  Total
		       -------  -------  -------   -------  -------  ------
					    (Thousands)
   Balance,
    December 30, 1990 $ 1,022   $12,008  $33,955  $(5,664) $     -   $41,321
    Net Earnings                             508                         508
    Exercise of Stock
     Options                4       254                                  258
		      -------   -------  -------  -------  -------   -------
   Balance,
    December 29, 1991   1,026    12,262   34,463   (5,664)       -    42,087
    Net Earnings                           4,428                       4,428
   Exercise of Stock
     Options               54     4,492                                4,546
		      -------   -------  -------  -------  -------   -------
   Balance,
    December 27, 1992   1,080    16,754   38,891   (5,664)       -    51,061
    Net Earnings                           1,615                       1,615
    Exercise of Stock
     Options               17     1,592                                1,609
   Foreign Currency
     Adjustments                                              (506)     (506)
		      -------   -------  -------  -------  -------   -------
   Balance,
    December 26, 1993 $ 1,097   $18,346  $40,506  $(5,664) $  (506)  $53,779
		      =======   =======  =======  =======  =======   =======


	     See accompanying notes to consolidated financial statements.

			       CHECKPOINT SYSTEMS, INC.
			CONSOLIDATED STATEMENTS OF CASH FLOWS
									       1993         1992        1991
					    ----         ----        ----
												(Thousands)
   Cash inflow (outflow) from operating
     activities:
    Net earnings                           $ 1,615      $ 4,428      $  508
    Adjustments to reconcile net earnings
     to net cash provided by operating
      activities:
      Net book value of rented equipment
	sold less than cost of rented
	 equipment                          (2,708)        (736)       (482)
      Long-term customer contracts             421       (1,111)          -
      Depreciation and amortization          6,476        3,993       3,058
      Deferred Taxes                          (479)           -           -
      Provision for losses on accounts
	receivable                             520           88         236
     (Increase) decrease in current assets:
	Accounts receivable                 (2,716)      (1,445)     (1,194)
	Inventories                         (6,816)      (5,981)       (359)
	Other current assets                (2,024)        (833)        462
      Increase (decrease) in current
	 liabilities:
	Accounts payable                     2,062        1,284      (1,163)
	Accrued compensation and related
	  taxes                               (269)         727      (1,018)
	Income taxes                          (385)         819          56
	Unearned revenues                       (7)         220         268
	Other current liabilities           (2,007)          79        (168)
					   -------      -------     -------
	Net cash provided (used) by
	operating activities                (6,317)       1,532         204
   Cash inflow (outflow) from investing    -------      -------     -------
     activities:
    Acquisition of property, plant and
      equipment                             (4,600)      (6,143)     (6,121)
    Proceeds of investment securities            -          825         650
    Acquisitions, net of cash acquired      (3,184)      (1,030)          -
    Other investing activities              (3,660)      (1,147)       (765)
					   -------      -------     -------
	Net cash used by investing
	  activities                       (11,444)      (7,495)     (6,236)
   Cash inflow (outflow) from financing    -------      -------     -------
     activities:
    Proceeds from stock options              1,609        4,546         258
    Proceeds of debt                        14,774        3,830       6,000
    Payment of debt                           (942)        (609)     (1,200)
					   -------      -------     -------
	Net cash provided by financing
	  activities                        15,441        7,767       5,058
   Net increase (decrease) in cash and     -------      -------     -------
    cash equivalents                        (2,320)       1,804        (974)
   Cash and cash equivalents:
     Beginning of year                       2,320          516       1,490
					   -------      -------     -------
     End of Year                           $     -      $ 2,320     $   516
					   -------      -------     -------

	See accompanying notes to consolidated financial statements.

			    CHECKPOINT SYSTEMS, INC.
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation
   ---------------------------
   The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation.

   Fiscal Year
   ----------
   The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 1993, 1992 and 1991 are for: the 52 weeks ended December 26, 1993, the 52 weeks ended December 27, 1992, and the 52 weeks ended December 29, 1991.

   Revenue Recognition
   -------------------
   Revenue from the sale of equipment is recognized upon shipment of equipment or the acceptance of a customer order to purchase equipment currently rented. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale. These sales were all made on a non-recourse basis.

   Cash Equivalents
   ----------------
   Cash equivalents include certificates of deposit and money market instruments with a maturity of three months or less.

   Inventories
   -----------
   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   Property, Plant and Equipment
   -----------------------------
   Property, plant and equipment are carried at cost. Depreciation and amortization generally are provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Maintenance, repairs and minor renewals are expensed as incurred. Additions, improvements and major renewals are capitalized. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income.

			   CHECKPOINT SYSTEMS, INC
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Excess of Purchase Price Over Fair Value of Net Assets Acquired
   ---------------------------------------------------------------
   The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over their economic useful lives which is considered to be 20 years. Accumulated amortization approximated $1,852,000 and $1,431,000 at December 26, 1993 and December 27, 1992,
   respectively.

   Research and Development Costs
   ------------------------------
   Research and development costs are expensed as incurred, and approximated $5,392,000, $4,498,000, and $3,313,000 in 1993, 1992 and 1991,
   respectively.

   Per Share Data
   --------------
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year. The number of shares used in the per share computations were 10,386,000
   (1993), 9,951,000 (1992), 9,591,000 (1991).

   Intangibles
   -----------
   Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their economic useful lives, which is considered to be ten years. Accumulated amortization approximated $473,000 and $207,000 at December 26, 1993 and December 27, 1992.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. During 1993 and 1992, $575,000 and $638,000 of software development costs were capitalized. Accumulated amortization of these costs approximated $444,000 and $8,000 at December 26, 1993 and December 27, 1992.

   Taxes on Income
   ---------------
   In 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" was adopted. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. The adoption of this new standard did not have a material effect on the Company's financial statements. For 1992 and 1991, taxes on income are determined under Accounting Principles Board Opinion 11 (APB 11) whereby the income tax provision is calculated under the deferred method. Generally, the deferred method recognizes income taxes on financial statement income and the tax effect of differences with taxable income are deferred at tax rates in effect during the period.

			    CHECKPOINT SYSTEMS, INC.
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Accounting for Foreign Currency Translation and Transactions
   ------------------------------------------------------------
   The Company's balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs and expenses of the Company's foreign subsidiaries are translated into U.S. dollars at the average rate of exchange in effect during each reporting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. In addition, gains or losses on long-term intercompany transactions are excluded from the results of operations and accumulated in the aforementioned separate component of consolidated stockholders' equity. All other foreign transaction gains and losses are included in the results of operations.

   The Company has purchased certain foreign currency forward contracts in order to hedge anticipated rate fluctuations in Europe. Transaction gains or losses resulting from these contracts are recognized over the contract period.

   Aggregate foreign currency transaction losses in 1993 were $327,000 and are included in "Other Expenses" in the Consolidated Earnings Statement.


   2.  INVENTORIES
   Inventories consist of the following:
						    1993              1992
						    ----              ----
							   (Thousands)
	    Raw materials                         $ 8,256           $ 6,340
	    Work-in-process                           705               684
	    Finished goods                         16,489             9,733
						   ------            ------
	    Totals                                $25,450           $16,757
						   ======            ======

   3.  PROPERTY, PLANT AND EQUIPMENT
   The major classes are:
						    1993              1992
						    ----              ----
							  (Thousands)
	    Land                                  $   892           $   892
	    Building                                9,733             9,644
	    Equipment rented to customers           3,736             1,380
	    Machinery and equipment                31,434            26,541
	    Leasehold improvements                  1,949             1,764
	    Leased equipment under capital
	       leases                                  15                15
						  -------           -------
						  $47,759           $40,236
   Accumulated depreciation
	       and amortization                   (16,897)          (13,254)
						  -------           -------
						  $30,862           $26,982
						  =======           =======

			 CHECKPOINT SYSTEMS, INC.
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT
   The current portion of long-term debt at December 26, 1993 includes the following: the current portion of a $7,000,000 seven year term note, $1,050,000; the current portion of payments related to the acquisition of rights in a point-of-sale monitoring system, $261,000; the current portion of a subsidiary's three year term note, $422,000; and, various short-term loans obtained by the Company's subsidiaries totaling $2,364,000.

   5.  LONG-TERM DEBT
   The Company has a Revolving Credit Agreement with its principal lending bank which currently provides a line of credit of up to $18,000,000 through May 1, 1995 with the option to convert $8,000,000 of the outstanding borrowings to a six year term loan. At December 26, 1993 borrowings of $17,830,000 under this credit agreement were outstanding with an average interest rate of 4.11%. Subsequent to year end, the Company exercised its option to convert $8,000,000 of the outstanding borrowings to a six year term loan at a fixed rate of 6.5%. Three equal payments of $470,600 are due per year beginning July 1, 1994 with interest due monthly. The payment stream of this six year term loan is included in the aggregate maturities on long-term debt listed below. Also, subsequent to year end the Company received an increase in its line of credit to $19,000,000 through the earlier of March 31, 1994 or the completion of a $12,000,000 private placement debt funding currently being negotiated. Upon occurrence of one of these events, the Company's credit facility will be reduced to $13,000,000 through May 1, 1995.

   In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 26, 1993, $6,300,000 was outstanding. The loan agreement contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios.

   Long-term debt also relates to the acquisition of rights in a point-of-sale monitoring system being marketed under the name Viewpoint. Remaining payments under this note are due each December 24 as follows:
   $261,000 (1994), and $280,500 (1995). Interest has been imputed using a 6.5% annual rate. The amount due on December 24, 1994 is classified as a current portion of long-term debt.

   In October 1993, the Company's Canadian subsidiary entered into a three year term note to finance certain sales-type leases. Payments are due monthly with a fixed interest rate of 8.00%. At December 26, 1993, $1,289,000 was outstanding, of which $422,000 was classified as current. In addition, one of the Company's European subsidiaries had $75,000 in debt outstanding.

   The aggregate maturities on all long-term debt are:

					 (Thousands)
	     1994                          $  2,674
	     1995                            12,994
	     1996                             2,884
	     1997                             2,485
	     1998                             2,462
	     Thereafter                       2,536
	     Less Current Maturities         (1,733)
					    -------
	     Total                          $24,302
					    =======

			    CHECKPOINT SYSTEMS, INC.
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   6.  STOCK OPTIONS
   Under a stock option plan for all employees adopted by the shareholders of the Company in 1987 ("1987 Plan"), the Company granted either incentive stock options ("ISOs") or non-incentive stock options to purchase up to 2,000,000 shares of Common Stock (amended in 1990 from a previous level of 1,000,000).

   The Company amended, restated and renamed the 1987 plan in 1992 ("1992 Plan") allowing the Company to grant either ISOs or non-incentive stock options to purchase up to 3,000,000 shares of Common Stock (amended in 1992 from a previous level of 2,000,000 shares). Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive non-incentive stock options. Non incentive stock options issued under the 1992 Plan through December 26, 1993 total 844,250 shares. At December 26, 1993, December 27, 1992 and December 29, 1991 a total of 364,500, 845,500 and 91,000 shares, respectively, were available for grant.

   All ISO's under the 1992 Plan expire not more than 10 years (plus six months in the case of non-incentive options) from the date of grant and require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

   The 1992 Plan is administered by the Company's Compensation and Stock Option Committee of the Board of Directors. Of the options outstanding at December 26, 1993, options for 48,364 shares were not part of any plans and did not qualify as ISOs. Options that were fully vested and exercisable totaled 1,566,464 as of December 26, 1993.

   The following schedule summarizes stock option activity and status:

					       1993        1992      1991
					       ----        ----      ----
   Outstanding at beginning of year         1,281,114   1,639,500 1,648,850

   Granted                                    489,000     299,000   155,000
   Exercised                                 (168,650)   (548,334)  (34,500)
   Cancelled                                   (8,000)   (109,052) (129,850)
					    ---------   ---------  --------
   Outstanding at end of year               1,593,464   1,281,114 1,639,500
					    =========   =========  ========

   Price range of options outstanding        $4.88 to    $4.88 to  $4.88 to
	   at end of year                     $16.50      $13.50    $13.50

   Price range of options exercised          $4.88 to    $4.88 to  $4.88 to
	  during the year                     $13.50      $13.50    $9.63


   7.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments in 1993, 1992 and 1991, respectively, included payments for interest of $860,000 $423,000 and $354,000 and income taxes of $638,000,
   $123,000 and $262,000.

   In March 1993, the Company purchased all of the capital stock of its Argentinean distributor for $2,000,000. Direct costs associated with this acquisition totalled $103,000. In conjunction with the acquisition, liabilities were assumed as follows:

			    CHECKPOINT SYSTEMS, INC.
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   7.  SUPPLEMENTAL CASH FLOW INFORMATION (continued)

	Fair value of assets acquired ...................$3,690,000
	Cash paid and direct costs
	  incurred for the capital stock.................$2,103,000
							 ----------
	Liabilities assumed..............................$1,587,000
							 ==========

   In July 1993, the Company purchased all of the capital stock of ID Systems International B.V. and ID Systems Europe B.V. Direct costs associated with this acquisition totalled $400,000. In conjunction with the acquisition, liabilities were assumed as follows:

	Fair value of assets acquired ...................$14,575,000
	Cash paid and direct costs incurred
	for the capital stock including advances ........$ 1,690,000
							 -----------
	Liabilities assumed..............................$12,885,000
							 ===========
   8.  SHAREHOLDERS' EQUITY
   In December 1988, the Company's Board of Directors approved a Shareholders' Rights Plan (the "Plan"), and declared a dividend distribution of one common share purchase right ("Right") for each outstanding share of the Company's Common Stock to shareholders of record on December 29, 1988. The Rights are designed to ensure all Company shareholders fair and equal treatment in the event of a proposed takeover of the Company, and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all shareholders a fair price.

   The Rights are exercisable only as a result of certain actions (defined by the Plan) of an Acquiring Person or Adverse Person, as defined.
   Initially, upon payment of the exercise price (currently $40), each Right will be exercisable for one share of Common Stock. Upon the occurrence of certain events as specified in the Plan, each Right will entitle its holder (other than an Acquiring Person or an Adverse Person) to purchase a number of the Company's or Acquiring Person's common shares having a market value of twice the Right's exercise price. The Rights expire on December 28, 1998. Generally, within ten days after a person becomes an Acquiring Person or is determined to be an Adverse Person, the Company can redeem the Rights.

   9.  INCOME TAXES
   The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rican income taxes. Since 1980, this subsidiary has operated under a fifteen year 100% local tax exemption on income earned from its target manufacturing operation. Under a 1983 fifteen year local tax exemption on income earned from its sensor manufacturing operation, this subsidiary had a 90% exemption through 1987, and 75% and 65% exemptions during the succeeding two five-year periods.

   In 1991, the Company was granted a new local tax exemption agreement which replaces the grants of 1980 and 1983 with a twenty year 90% local tax exemption retroactive to 1988 on both the target and sensor manufacturing operations. This change did not have a material impact on prior year taxes but will extend the Company's favorable local tax status in Puerto Rico.

			    CHECKPOINT SYSTEMS, INC.
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.  INCOME TAXES (continued)
   Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 10% of the amount repatriated. During 1993, a provision was made for tollgate taxes. During 1992 and 1991, no provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $24,321,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

   The domestic and foreign components of earnings before income taxes are:
				 1993           1992           1991
				 ----           ----           ----
			       $ 1,720        $ 4,891        $   635

   Foreign                         351              -              -
			       -------        -------        -------
   Total                       $ 2,071        $ 4,891        $   635
			       =======        =======        =======

   The related provision for income taxes consists of:
				 1993           1992           1991
				 ----           ----           ----
   Currently Payable                        (Thousands)
       Federal                $   369        $   632        $    30
       State                        5             94             72
       Puerto Rico                186           (263)            25
       Foreign                    375              -              -

   Deferred
       Federal                   (509)             -              -
       State                       30              -              -
       Puerto Rico                  -              -              -
       Foreign                      -              -              -
			      -------        -------        -------
   Total Provision            $   456        $   463        $   127
			      =======        =======        =======

   Deferred tax liabilities (assets) at December 26, 1993 consist of:
					   (Thousands)
   Depreciation                             $    805
   Deferred maintenance                          318
   Unbilled receivable                           138
					    --------
   Gross deferred tax liabilities              1,261
					    --------
   R & E credit carryforward                    (982)
   Inventory                                    (277)
   Alternative minimum tax                      (258)
   Accounts receivable                          (100)
   Foreign net operating loss carryforwards   (4,494)
   Warranty                                      (41)
   Other                                         (82)
					    --------
   Gross deferred tax assets                  (6,234)
					    --------
   Valuation allowance                         4,494
					    --------
   Net deferred tax asset                   $   (479)
					    ========

			    CHECKPOINT SYSTEMS, INC.
		    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   9.  INCOME TAXES (continued)
   Included in foreign net operating loss carryforwards of $15,005,000 is $12,860,000 of foreign net operating loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group. If realization of the benefit of such carryforwards occur, the Company will apply such benefit to goodwill in connection with the acquisition.

   The research and experimentation credit carryforwards expire beginning in January 2006 through January 2008. Of the total foreign net operating loss carryforwards available, $500,000 expire beginning January 1999 whereas the remaining portion may be carried forward indefinitely.

   A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

						1993         1992       1991
						----         ----       ----
   Statutory federal income tax rate           34.0%        34.0%       34.0%

   Tax exempt earnings of subsidiary in
	Puerto Rico                           (14.0)       (23.8)      (29.3)

   Change in tax exempt earnings of
	subsidiary in Puerto Rico                 -         (8.5)          -

   Research and Experimentation tax credit    (17.2)           -           -

   Foreign losses with no benefit               8.4            -           -

   State and local income taxes, net
	of federal benefit                      9.1          5.7        11.4

   Other                                        1.7          2.1         3.9
					      ------       ------     ------
   Effective tax rate                          22.0%         9.5%       20.0%
					      ======       ======     ======


   During 1992, the effective tax rate was favorably impacted by a refinement of an estimate relating to tax exempt earnings of the Puerto Rico subsidiary.

			     CHECKPOINT SYSTEMS, INC.
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   10.  EMPLOYEE BENEFIT PLANS
   Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $478,000, $323,000, and $285,000 in 1993, 1992 and 1991, respectively.

   Generally, any full-time, non-union employee of the Company (other than someone holding the position of Vice President or higher) who has completed one month of service, and any part-time non-union employee of the Company who has completed one year of service, other than employees of the Company's subsidiaries, may participate in the Company's United States Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in the Company's Puerto Rico Savings Plan. Part-time employees are not entitled to participate in the Company's Puerto Rico Savings Plan.

   Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Europe and Mexico may contribute up to $60 per week to a trust for the purchase of Company Common Stock at fair market value. The Company matches employee contributions up to a maximum of $17 per week. The Company's contributions under this plan approximated $94,000, $76,000 and $67,000 in 1993, 1992 and 1991, respectively.

   Under the Company's Management Incentive Plan, bonuses are provided for certain executives based on a percentage of the amount by which consolidated net earnings exceed a specified portion of shareholders' equity at the beginning of the year. During the last three years net earnings did not exceed this criteria and, accordingly, no bonuses were provided.

   11.  COMMITMENTS AND CONTINGENCIES
   The Company leases its offices, distribution center and certain production facilities. Rental expense for all operating leases approximated $1,424,000, $811,000 and $798,000 in 1993, 1992 and 1991, respectively.
   Future minimum payments for operating leases having non-cancellable terms in excess of one year at December 26 1993 are: $1,733,000 (1994), $1,174,000 (1995), $843,000 (1996), $722,000 (1997), and $6,823,000
   thereafter.

   The Company has entered into a twelve year lease agreement for a facility to be constructed in close proximity to the Company's current leased facility in Thorofare, New Jersey. When completed in 1994, this 104,000 square foot facility will be the Company's new headquarters for administrative offices, research and development and warehouse distribution. These lease payments have been included in the future minimum payments for operating leases above.

   12.  EXPORT SALES
   The Company's export sales which are principally in Europe and Scandinavia approximated $12,163,000, $22,732,000, and $15,427,000 in 1993, 1992, and
   1991, respectively. Sales of the Company's foreign subsidiaries in Argentina, Australia, Canada, Europe and Mexico totalled $21,200,000 in 1993. Sales to one foreign distributor of the Company's products amounted to $5,000,000, $13,147,000 and $9,523,000 in 1993, 1992 and 1991
   respectively.

			     CHECKPOINT SYSTEMS, INC.
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   13.  CONCENTRATION OF CREDIT RISK
   Prior to 1993, most of the Company's export sales were to one foreign distributor. Currently, the Company's foreign subsidiaries, along with many foreign distributors, provide diversified international sales thus minimizing credit risk to one or few distributors. In addition, the Company maintains foreign credit insurance to provide coverage for potential foreign political or economic risks. Domestically, the Company's sales are well diversified among numerous retailers in the apparel, shoe, drug, mass merchandise, video, music, supermarket and home entertainment market. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires no collateral from its customers.

   14.  ACQUISITIONS
   On March 3, 1993, the Company purchased all of the capital stock of its Argentinean distributor for $2,103,000 plus a contingent amount to be determined equal to fifty percent of the Argentinean subsidiary's annual profits for the four year period ending on November 30, 1996. The total purchase price shall not exceed $5,000,000. This acquisition was accounted for under the purchase method, and, accordingly the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of $1,798,000. Such excess, (which will increase for any contingent cash payment) is being amortized over twenty years.

   On March 8, 1993, the Company purchased a customers list from the Company's former Mexican distributor for $560,000 in connection with the Company establishing direct operations in Mexico. The cost related to this customers list is included in "Intangibles" and is being amortized on a straight line basis over ten years.

   On July 8, 1993, the Company purchased all of the capital stock of ID Systems International B.V. and ID Systems Europe B.V. ("The ID Systems Group"), related Dutch companies engaged in the manufacture, distribution and sale of security products and services. The Company advanced the ID Systems Group $1,290,000 during the period in which the Company held an option to purchase all the outstanding capital stock. The purchase price of the capital stock, exclusive of such advances, was $60 plus direct acquisition cost of approximately $400,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $4,300,000 which is being amortized over twenty years.

   The Company acquired three production units in connection with the purchase of the capital stock of the ID Systems Group. The Company intends to shut down all three of these facilities by the end of second quarter of 1994. Accordingly, the estimated operating losses and shut down costs of these facilities amounting to $3,434,000 were accrued in the purchase price allocation. At December 26, 1993, $1,306,000 remains accrued for such losses and shut down costs for the first half of 1994. This amount is included in "other current liabilities." As a part of the purchase price allocation, the values assigned to these assets were based upon estimated residual values upon ulimate disposition which represents a nominal amount.

			    CHECKPOINT SYSTEMS, INC.
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   14. ACQUISITIONS (continued)
   The following unaudited pro forma summary of operations presents the consolidated results of operations as if the acquisition of the ID Systems Group had occurred at the beginning of the years presented. Other acquisitions made during the year were not material to results of operations and thus are not presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results.

				   1993           1992
				   ----           ----
			    (Thousands, except per share data)
   Net revenues                 $99,426        $92,334

   Earnings (loss) before
     income taxes              ($ 4,059)      ($ 2,270)

   Net earnings (loss)         ($ 4,410)      ($ 2,271)

   Earnings (loss) per share   ($   .41)      ($   .23)


   15. GEOGRAPHIC SEGMENTS
   The following tables shows sales, operating earnings and other financial information by geographic area for the year 1993.


				United States
			       and Puerto Rico      Europe         Other
			       ---------------    ----------     ---------
					     (Thousands)
   Net Revenues from Unaffiliated
     Customers                     $71,834         $7,994         $13,206

   Operating Income (loss)          (1,224)          (357)            956

   Identifiable Assets             $78,982        $15,707         $10,310




   16.  SUBSEQUENT EVENT
   On March 10, 1993, the United States International Trade Commission instituted an investigation of a complaint filed by the Company under
   Section 337 of the Tariff Act of 1930. On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized $2,027,000 in patent defense costs, which is included in "Intangibles" as of December 26, 1993. The ultimate resolution is undetermined at this time due to the various courses of action available to management, including the right of appeal which the Company currently intends to exercise. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs noted above will be written off as a charge to earnings at the time of such resolution.

   Item 9.       CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
			       FINANCIAL DISCLOSURE
   None.

				    PART III
   The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)): Item 11, Executive Compensation: Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 1994, which management expects to file with the Securities and Exchange Commission within 90 days of the end of the Registrant's fiscal year.

				  PART IV

   Item 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1.  Financial Statements                            PAGE
	----------------------------
	The following consolidated financial statements are
	included in Part II, Item 8:
	Report of Independent Accountants.........................28
	Consolidated Balance Sheets as of December 26, 1993 and
	  December 27, 1992.......................................29
	Consolidated Earnings Statements for each of the years
	  in the three-year period ended December 26, 1993........30
	Consolidated Statements of Shareholders' Equity for each
	  of the years in the three-year period ended
	  December 26, 1993.......................................30
	Consolidated Statements of Cash Flows for each of the years
	  in the three-year period ended December 26, 1993........31
	Notes to Consolidated Financial Statements...............32-42

	(a) 2. Financial Schedules
	---------------------------
	The following consolidated schedules are required to be filed by Part IV, Item, 14(a)2:

	  Schedule V     -    Property, Plant and Equipment.......46

	  Schedule VI    -    Accumulated Depreciation and
			      Amortization of Property, Plant
			      and Equipment.......................47

	  Schedule VIII  -    Valuation and Qualifying Accounts...48

	  Schedule IX    -    Short-term borrowings...............48

	  Schedule X     -    Supplementary Income Statement
			      Information.........................49

   All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

   (a) 3.   Exhibits required to be filed by Item 601 of Regulation S-K
   --------------------------------------------------------------------
	  Exhibit 3(a) Articles of Incorporation are hereby incorporated by reference to Item 14(a), and 3(i) of the Registrant's Form 10-K, filed with the SEC on March 14, 1991.

	  Exhibit 10 Material Contracts, are hereby incorporated by reference to Items 14(a)(3)(v), (vi) and
			       (viii) of the Registrant's Form 10-K, filed with the SEC on March 6, 1984; Item 14(a)(3)
			       (v) of the Registrant's Form 10-K, filed with the SEC on February 13, 1985; Item 14(a)(3)
			       (iv) of the Registrant's Form 10-K, filed with the SEC on March 11, 1987; Item 20(4.9) of Registrant's Post-Effective Amendment Number 1 to Form S-8, filed with the SEC on January 20, 1988; Item 2(1) of the Registrant's Form 8-A, filed with the SEC on December 21, 1988; Appendix A to the Company's Definitive Proxy Statement, filed March 23, 1992; Item 10 of the Registrants Form 8-K, filed on August
			       25, 1992; and Item 10(a) of the Registrant's
			       Form 8-K, filed on July 12, 1993.


   (ii)   Exhibit 10(a)        Amended and Restated Management Incentive Plan

   (v)    Exhibit 11           Computation of per share data

   (vi)   Exhibit 21,          Subsidiaries of the Registrant

   (vii)  Exhibit 23,          Consent of Independent Accountant

   (viii) Exhibit 24,          Power of Attorney, contained in signature page

			    CHECKPOINT SYSTEMS, INC
		SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

			      Balance at                            Balance
			      Beginning   Additions   Retirements   at End
			      of Year     at Cost      or Sales     of Year
			      ---------   ---------   -----------   -------
						(Thousands)
   1993  Land                  $   892     $     0      $      -    $   892
	 Building                9,644         204           115      9,733
	 Equipment rented to
	  customers              1,380       4,520         2,164      3,736
	 Machinery and
	  equipment             26,541       6,201         1,308     31,434
	 Leasehold improvements  1,764         192             7      1,949
	 Leased equipment under
	  capital leases            15           -             -         15
			       -------     -------       -------    -------
			       $40,236     $12,042       $ 4,519    $47,759
			       =======     =======       =======    =======

   1992  Land                  $   892     $     -       $     -    $   892
	 Building                9,218         426             -      9,644
	 Equipment rented
	 to customer               884       1,383           887      1,380
	 Machinery and
	  equipment             21,248       5,383            90     26,541
	 Leasehold improvements  1,336         482            54      1,764
	 Lease equipment under
	  capital leases            18           -             3         15
			       -------     -------       -------    -------
			       $33,596     $ 7,674       $ 1,034    $40,236
			       =======     =======       =======    =======

   1991  Land                  $   892     $     -       $     -    $   892
	 Building (1)            9,743        (525)            -    $ 9,218
	 Equipment rented to
	  customers                440         686           242        884
	 Machinery and
	  equipment             14,900       6,630           282     21,248
	 Leasehold improvements  1,730          96           490      1,336
	 Leased equipment under
	 capital leases             18           -             -         18
			       -------     -------       -------    -------
			       $27,723     $ 6,887       $ 1,014    $33,596
			       =======     =======       =======    =======


   Depreciation is computed on the above assets based on the following estimated useful lives: building 30 years; equipment rented to customers 3 to 5 years; machinery and equipment 3 to 10 years; leasehold improvements 5 to 10 years; and leased equipment under capital leases 5 to 10 years.

   (1) The reduction of $525,000 represents a reclassification to machinery and equipment previously classified under building.

			      CHECKPOINT SYSTEMS, INC.
		 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
			    OF PROPERTY, PLANT AND EQUIPMENT

					   Additions
			      Balance at   Charged to                Balance
			      Beginning    Costs and    Retirements  at End
			      of Year      Expenses      or Sales    of Year
			      ---------    ---------    -----------  -------
						(Thousands)

   1993  Building              $   671     $   365       $    33    $ 1,003
	 Equipment rented to
	  customers                306         752           352        706
	 Machinery and
	  equipment             11,343       3,621         1,064     13,900
	 Leasehold improvements    919         354             -      1,273
	 Lease equipment under
	  capital leases            15           -             -         15
			       -------     -------       -------    -------
			       $13,254     $ 5,092       $ 1,449    $16,897
			       =======     =======       =======    =======

   1992  Building              $   307     $   364       $     -    $   671
	 Equipment rented
	 to customer               209         337           240        306
	 Machinery and
	  equipment              8,715       2,665            37     11,343
	 Leasehold improvements    746         173             -        919
	 Lease equipment under
	  capital leases            18           -             3         15
			       -------     -------       -------    -------
			       $ 9,995     $ 3,539       $   280    $13,254
			       =======     =======       =======    =======


   1991  Building              $     -     $   307       $     -    $   307
	 Equipment rented to
	  customers                111         137            39        209
	 Machinery and
	  equipment              6,748       2,169           202      8,715
	 Leasehold improvements  1,092         144           490        746
	 Leased equipment under
	 capital leases             17           1             -         18
			       -------     -------       -------    -------
			       $ 7,968     $ 2,758       $   731    $ 9,995
			       =======     =======       =======    =======

			 CHECKPOINT SYSTEMS, INC.

   SCHEDULE VIII   VALUATION AND QUALIFYING ACCOUNTS

					  Additions
			    Balance at    Charged to              Balance at
			    Beginning     Costs and   Deductions    End of
   Year  Classification      of Year      Expenses(1)                Year
   ----  --------------     ---------     ---------   ----------  ---------
   1993  Allowance for
	 doubtful accounts    $   357       $ 2,166     $   286    $  2,237
			      -------       -------     -------     -------

   1992  Allowance for
	 doubtful accounts    $   510       $    51     $   204     $   357
			      -------       -------     -------     -------
   1991  Allowance for
	 doubtful accounts    $   504       $   236     $   230     $   510
			      -------       -------     -------     -------
   (1) The addition of $2,166,000 charged to costs and expenses in 1993 includes a provision of $1,646,000 set up by companies acquired.

   Schedule IX Short-term Borrowings
				      1993          1992           1991
				      ----          ----           ----
   Category of aggregate
     short-term borrowings (1)   Bank Facility        -        Bank Facility

   Balance at end of period         $2,364,000        -           $6,000,000

   Weighted average interest
     rate                                6.90%        -                5.56%

   Maximum amount outstanding
     during the period              $2,364,000        -           $7,500,000

   Average amount outstanding
     during the period (2)          $1,465,405        -           $3,841,111

   Weighted average interest
     rate during the period (3)          6.90%        -                6.51%


   (1) Relates to various lines of credit.

   (2) Based on a average daily outstanding amount.

   (3) Based upon the daily outstanding borrowings multiplied by the interest rate applicable at that time to achieve a weighted average interest rate for those borrowings during the period.

			     CHECKPOINT SYSTEMS, INC.
	     Schedule X Supplementary Income Statement Information


				 1993         1992         1991
			       -------      -------     -------
	Royalties             $ 1,619       $ 1,279     $   982

	Advertising           $ 1,376       $ 1,161     $   797

	Repairs and
	 Maintenance          $   655       $   540     $   550

	Depreciation          $ 5,092       $ 3,539     $ 2,758

	Amortization:

	  Excess of Purchase
	   price over fair
	   value of net
	   assets acquired    $   421       $   209      $  205

	   Other              $   963       $   245      $   95


   Amounts otherwise required by rule 12-11 of Regulation S-X are not presented because they are less than 1% of net revenues or are presented else in this report.

			       INDEX TO EXHIBITS


   EXHIBIT               DESCRIPTION                                     PAGE
   -------               -----------                                     ----


   EXHIBIT  10(a)        Amended and Restated Profit Incentive
			 Plan..............................................51

   EXHIBIT 11            Computation of Per Share Data.....................52

   EXHIBIT 21            Subsidiaries......................................53

   EXHIBIT 23            Consent of Independent Public Accountant..........54

   EXHIBIT 24            Power of Attorney, Contained in Signature Page....55

				 EXHIBIT 10(a)
			     CHECKPOINT SYSTEMS, INC.
		   AMENDED AND RESTATED PROFIT INCENTIVE PLAN

   RESOLVED, that the Management Incentive Plan ("MIP") is amended and restated in its entirety to provide that the revised plan shall be named the Profit Incentive Plan ("PIP"). The Chief Executive Officer, President and Chief Operating Officer and all Vice Presidents will participant in the PIP. Under the PIP, no bonus pool will be created unless pre-tax, pre bonus earnings exceed 18% of the beginning balance of Shareholders Equity for the relevant year. If such earnings are attained, a bonus pool will be created and will be equal to (i) 3% of all pre-tax, pre-bonus earnings in excess of 18% of the beginning balance of Shareholders Equity, plus (ii) 6% of pre-tax, pre-bonus earnings in excess of 27% of the beginning balance of Shareholders Equity for the relevant year. Distribution of the pool, if any, will be as follows: 20% to Mr. Wolf, the Company's Chairman and Chief Executive Officer; 15% to Mr. Dowd, the Company's President and Chief Operating Officer; 8% to Mr. Aguilera, the Company's Senior Vice President - Manufacturing; 8% to Mr. Selfridge, the Company's Senior Vice President - Operations and Chief Financial Officer; 4% to Mr. Austin, the Company's Vice President - General Counsel and Secretary, 8% to Mr. Reilly, the Company's Senior Vice President - Americas' and Pacific Rim; 8% to Mr. Smith, the Company's Senior Vice - Marketing and Western European Operations; 4% to Mr. Farestad, the Company's Vice President - Research and Development and 4% to Mr. Cavaliere, the Company's Vice President - Customer Service and the remaining 21% divided among the foregoing at the discretion of the Committee.

				 EXHIBIT 11
			    CHECKPOINT SYSTEMS, INC.
			 COMPUTATION OF PER SHARE DATA


					      Years Ended
				  ----------------------------------------
				  December 26,  December 27,  December 29,
				      1993         1992          1991
				  -----------  ------------   ------------
				    (Thousands, except per share data)

   Net Earnings                     $ 1,615       $ 4,428       $   508
				    =======       =======       =======
   Weighted average number of
   common and common equivalent
   shares outstanding:

   Common shares
       Shares outstanding at
	beginning of year            10,803        10,257        10,223

       Shares held in treasury         (799)         (799)         (799)

       Shares issued from exercise of
	common stock options            153           213            21

   Common equivalent shares, based on
     assumed exercise of common stock
      options                           229           280           146
				    -------       -------       -------
				     10,386         9,951         9,591
				    =======       =======       =======
   Net Earnings Per Share              $.16          $.45          $.05
				    =======       =======       =======

				 EXHIBIT 21
			   CHECKPOINT SYSTEMS, INC.
				SUBSIDIARIES


	    Checkpoint Systems, Inc. of Puerto Rico, Inc. - Delaware

	    Checkpoint Caribbean, Inc. - Delaware

	    Checkpoint FSC, Inc. - Virgin Islands

	    Electronic Signatures, Inc. - Delaware

	    Checkpoint International, Inc. - Delaware

	    Checkpoint Newco Limited - Canada

	    Checkpoint Canada, Inc. - Canada

	    Checkpoint Systems, S.A. - Argentina

	    Neil Acquisition, S.A. - Argentina

	    Checkpoint de Mexico, S.A. de C.V. - Mexico

	    Checkpoint Systems Belgium N.V. - Belgium

	    Checkpoint Systems France SARL - France

	    Checkpoint Systems Deutschland - Germany

	    Checkpoint Systems Nederland B.V. - The Netherlands

	    Checkpoint Holland Holding B.V. - The Netherlands

	    Checkpoint Holland Trading B.V. - The Netherlands

	    Checkpoint Systems Europe B.V. - The Netherlands

	    Checkpoint Systems International B.V. - The Netherlands

	    Checkpoint Systems Productie B.V. - The Netherlands

	    Checkpoint Systems Scandinavia A.B. - Sweden

	    Checkpoint Systems Production A.B. - Sweden

	    Checkpoint Systems U.K. Limited - United Kingdom

	    Checkpoint Systems Production U.K. Limited - United Kingdom

	    Checkpoint Systems Australia PTY LTD - Australia

				 EXHIBIT 23
		   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT

   We consent to the incorporation by reference in the registration statements of Checkpoint Systems, Inc. on Forms S-8, Numbers 33-16721, 29-00025, 33-10211, 29-03376, 33-37996 and 33-49191 of our report dated
   March 22, 1994, on our audits of the consolidated financial statements and financial statement schedules of Checkpoint Systems, Inc. as of December 26, 1993 and December 27, 1992, and for the three years in the period ended December 26, 1993, which report is included in this Annual Report on Form 10-K.


   COOPERS & LYBRAND
   2400 Eleven Penn Center
   Philadelphia, PA
   March 22, 1994

				 EXHIBIT 24
		       SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 23, 1994.

   CHECKPOINT SYSTEMS, INC.
   /s/Albert E. Wolf
   Chairman and Chief Executive Officer

	    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert E. Wolf and Steven G. Selfridge and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.
	  SIGNATURE
	  ---------
   March 23, 1994
   /s/ Albert E. Wolf
   Chairman of the Board,
   Chief Executive Officer,
   Director (Principal
   Executive Officer)

    March 23, 1994
    /s/ Steven G. Selfridge
    Senior Vice President -
    Operations and Chief
    Financial Officer,
    and Treasurer

    March 23, 1994
    /s/ Mitchell T. Codkind
    Corporate Controller
    and Chief Accounting Officer

    March 23, 1994
    /s/ Richard J. Censits
    March 23, 1994
    Director

    March 23, 1994
    /s/  David W. Clark
    Director

    March 23, 1994
    /s/ Jermain B. Porter
    Director

    March 23,1994
    /s/ Albert Soffa
    Director

    March 23, 1994
    /s/ Peter Stern
    Director

    March 23, 1994
    /s/ Roger D. Blackwell
    Director