Form 10-Q
period 1994-03-27
CHECKPOINT SYSTEMS INC
filed 1994-05-10
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM  10-Q


             [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1994


             [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934



   Commission file number              1-11257
                        -----------------------------------------------------


                            Checkpoint Systems, Inc.
   --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



             Pennsylvania                                 22-1895850
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


   550 Grove Road  PO Box 188         Thorofare, New Jersey           08086
   --------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)


                                (609) 848-1800
   --------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---     ---

        As of May 2, 1994 there were 10,209,698 shares of the Common Stock outstanding.

                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q

                                   INDEX


                                                                    Page No.
                                                                    -------

   Part I. FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statement of Shareholders' Equity       4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements          6-8

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9-10


   Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                       11

       Item 4. Submission of Matters to a Vote of Security - Holders   11

       Item 5. Other Information                                       12

       Item 6. Exhibits and Reports on Form 8-K                        12

         SIGNATURES                                                    12

   INDEX TO EXHIBITS                                                   13

                             CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                  March 27,      December 26,
                                                     1994            1993
                                                 ------------    ------------
                                                  (Unaudited)
                     ASSETS                                (Thousands)
     CURRENT ASSETS
        Cash and cash equivalents                   $ 1,167         $     -
        Accounts receivable, net of allowances
          of $1,874,000 and $2,237,000               25,437          24,239
        Inventories                                  26,882          25,450
        Other current assets                          4,325           5,213
                                                    -------         -------
          Total current assets                       57,811          54,902

   PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       31,026          30,862

   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                           8,956           8,919

   INTANGIBLES                                        5,655           5,098

   DEFERRED TAXES, net of valuation allowance           479             479

   OTHER ASSETS                                       5,834           4,739
                                                    -------         -------
   TOTAL ASSETS                                    $109,761        $104,999
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable                            $ 4,968         $ 9,716
        Accrued compensation and related taxes        2,076           1,907
        Income taxes                                    580             792
        Unearned revenues                             2,721           2,645
        Other current liabilities                     7,260           7,761
        Short-term borrowings and current portion
          of long-term debt                           3,915           4,097
                                                    -------         -------
          Total current liabilities                  21,520          26,918

   LONG-TERM DEBT, LESS CURRENT MATURITIES           33,983          24,302

   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          10,986,948 and 10,979,198                   1,098           1,097
        Additional capital                           18,416          18,346
        Retained earnings                            41,033          40,506
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                   (625)           (506)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        54,258          53,779
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $109,761        $104,999
                                                    =======         =======

        See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                Quarter (13 Weeks) Ended
                                                ------------------------
                                                March 27,      March 28,
                                                  1994           1993
                                                --------       --------
                                           (Thousands, except per share data)

   Net Revenues                                  $26,223         $20,016

   Cost of Revenues                               13,960          11,316
                                                 -------         -------
      Gross Profit                                12,263           8,700

   Selling, General and Administrative Expenses   11,011           8,002
                                                 -------         -------
      Operating Income                             1,252             698

   Interest Income                                   111              29

   Interest Expense                                  412              79

   Other Expense                                     248               -
                                                 -------         -------
   Earnings Before Income Taxes                      703             648

   Income Taxes                                      176             141
                                                 -------         -------
   Net Earnings                                  $   527         $   507
                                                 =======         =======
   Net Earnings Per Share                        $   .05         $   .05
                                                 =======         =======

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)

                             Quarter (13 Weeks) Ended March 27, 1994
                       ---------------------------------------------------
                                         (Thousands)
                                                            Foreign
                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------  ------
                                         (Thousands)
   Balance,
   December 26, 1993  $ 1,097   $18,346  $40,506  $(5,664) $   (506) $53,779

   Net Earnings                              527                         527

   Exercise of Stock
   Options                  1        70                                   71

   Foreign Currency
   Adjustments                                                 (119)    (119)
                      -------   -------  -------  -------   -------  -------
   Balance at
   March 27, 1994      $1,098   $18,416  $41,033  $(5,664)  $  (625) $54,258
                      =======   =======  =======  =======   =======  =======

          See accompanying notes to consolidated financial statements.

                             CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Quarter (13 Weeks) Ended
                                                   ------------------------
                                                      March 27,   March 28,
                                                        1994        1993
                                                      --------    --------
                                                          (Thousands)

   Cash inflow (outflow) from operating activities:
    Net earnings                                     $   527      $   507
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Net book value of equipment rented in
        excess of equipment sold                        (408)        (442)
      Long-term customer contracts                    (1,080)        (115)
      Depreciation and amortization                    1,661        1,204
      Provision for losses on accounts receivable        171            -
      (Increase) decrease in current assets:
         Accounts receivable                          (1,488)       1,595
         Inventories                                  (1,432)         604
         Other current assets                            888         (375)
      Increase (decrease) in current liabilities:
         Accounts payable                             (4,748)      (2,688)
         Accrued compensation and related taxes          169         (418)
         Income taxes                                   (212)         541
         Unearned revenues                                75          (65)
         Other current liabilities                      (800)        (104)
                                                     -------      -------
         Net cash provided (used) by operating
          activities                                  (6,677)         244
                                                     -------      -------
   Cash inflow (outflow) from investing activities:
    Acquisition of property, plant and equipment        (822)      (1,350)
    Acquisition, net of cash acquired                      -       (1,875)
    Purchase of customer list                              -         (560)
    Other investing activities                          (904)        (756)
                                                     -------      -------
         Net cash used by investing activities        (1,726)      (4,541)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                           71        1,546
    Proceeds of debt                                  12,031        1,044
    Payment of debt                                   (2,532)           -
                                                     -------      -------
         Net cash provided by financing activities     9,570        2,590
                                                     -------      -------
   Net increase (decrease) in cash and cash
     equivalents                                       1,167       (1,707)
   Cash and cash equivalents:
     Beginning of period                                   -        2,320
                                                     -------      -------
     End of period                                  $  1,167      $   613
                                                     =======      =======



         See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   1.  BASIS OF ACCOUNTING
   The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993 for the most recent disclosure of the Company's accounting policies.

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at March 27, 1994 and December 26, 1993 and its results of operations and changes in cash flows for the thirteen week periods ended March 27, 1994 and March 28, 1993.

   2.  INVENTORIES
                                                 March 27,       December 26,
                                                    1994             1993
                                                 ---------       ------------
                                                        (Thousands)
             Raw materials                        $ 8,326           $ 8,256
             Work in process                          719               705
             Finished goods                        17,837            16,489
                                                  -------           -------
                                                  $26,882           $25,450
                                                  =======           =======

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   3.  INCOME TAXES
   Income taxes are provided for on an interim basis at an estimated effective annual tax rate principally on earnings from the Company's U.S. operations. Earnings generated by the operations of the Company's Puerto Rico subsidiary are substantially exempt from Federal income taxes under
   Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

   In 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" was adopted by the Company. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. The adoption of this new standard did not have a material effect on the Company's financial statements.

   Taxes are also provided on international earnings which carry higher tax rates than the Company's domestic rates.

   4.  PER SHARE DATA
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen week periods were 10,504,000 (1994) and 10,528,000 (1993).

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


   5.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for the thirteen week periods ended March 27, 1994 and March 28, 1993, respectively, included interest payments of $402,000 and $64,000 and income taxes paid of $107,000 and $43,000.

   Excluded from the Consolidated Statement of Cash Flows is a non-cash activity relating to the acquisition of a licensing agreement in which the Company recorded the full cost of the agreement and the associated liability.

   6. INTANGIBLES
   Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic useful lives, which is considered to be ten years. Accumulated amortization approximated $855,000 and $473,000 at March 27, 1994 and December 26, 1993, respectively.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all additional software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. During the first quarter of 1994, $184,000 of software development costs were capitalized. Accumulated amortization of these costs approximated $671,000 and $444,000 at March 27, 1994 and December 26, 1993,
   respectively.

   7.  ACQUISITIONS
   On July 8, 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch companies engaged in the manufacture, distribution and sale of security products and services ("ID Systems Group"). In connection with this acquisition, the Company filed Form 8-K with the Securities and Exchange Commission on July 22, 1993.

   The following table represents unaudited pro forma combined results of operations for the first quarter of 1994 and 1993, as if the acquisition of the ID Systems Group had occurred at the beginning of 1993. Other acquisitions made during 1993 were not material to results of operations and thus are not presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:
                                               Three Months (13 weeks) Ended
                                              -----------------------------
                                                March 27,        March 28,
                                                   1994             1993
                                              -------------    -------------
                                           (Thousands, except per share data)


     Net revenues.................................$26,223        $24,026
     Net earnings (loss)..........................$   527        $(4,489)
     Earnings (loss) per common share.............$   .05        $  (.43)

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


   8.  ACCOUNTING FOR FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

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

   Aggregate foreign currency transaction losses are included in "Other Expenses" in the Consolidated Earnings Statement.

   9. LONG-TERM DEBT

   On March 23, 1994, the Company issued notes in the aggregate principal amount of $12,000,000 to two insurance companies pursuant to a Note Agreement dated as of March 1, 1994. The notes bear interest at 8.27% with interest payable semi-annually on April 1, and October 1 of each year with the first interest payment due October 1, 1994. Three principle amounts of $4,000,000 each are due April 1, 2000, and April 1, 2001, with the final payment due April 1, 2002. The notes are unsecured and rank pari passu with the Company's other funded debt. See Part II, Item 5. below.

                           CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
   Item 2.
   -------
   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   Cash and cash equivalents increased during the first quarter of 1994 from zero to a balance of $1,167,000. For a detailed analysis of the Company's sources and uses of cash from operating, investing, and financing activities refer to the Consolidated Statements of Cash Flows in this report. Below is a discussion that further enhances the Statements of Cash Flows.

   Long-term customer contracts increased $965,000 during the first quarter of 1994 compared to the same period last year ($1,080,000 versus $115,000). Of the $965,000 increase, $620,000 is attributed to growth in the Company's international lease portfolio and the remaining $345,000 is attributed to the Company's domestic programs.

   Depreciation and amortization increased $457,000 during the first quarter of 1994 compared to the same period last year ($1,661,000 versus $1,204,000). Depreciation increased principally as a result of investments in manufacturing equipment and management information systems. Increases in amortization resulted from various purchased intangibles, including software development cost and the cost of patents, licenses, and trademarks, and the purchase of a customer list. In addition, acquisitions made in 1993 have increased amortization expense due to goodwill.

   Accounts receivable increased $1,488,000 resulting from record revenues posted in the first quarter, representing a 31% increase in revenues compared to the first quarter of 1993.

   Property, plant and equipment expenditures decreased $528,000 during the first quarter of 1994 compared to the same period last year ($822,000 versus $1,350,000). Additional capital expenditures are estimated at $3.0 million for the remainder of the year. The expenditures for 1994 include the purchase of equipment for the Company's research and development activities, information systems to support international growth, and expansion of manufacturing equipment for the Electronic SignaturesR facilities in Puerto Rico and the Caribbean.

   Inventories increased $1,432,000 as a result of anticipation of sales for the remainder of the year in addition to a significant expansion of the Company's product offerings.

   Other investing activities increased $904,000 principally as a result of the licensing agreement relating to fluid tags (refer to Part 11, Item 1. Legal Proceedings), and further capitalization of software development costs.

   As of March 27, 1994, the current ratio was 2.7 to 1.  The quick ratio was
   1.2 to 1. The debt-to-equity ratio was 1.0 to 1. During the first quarter of 1994, the Company completed a private placement debt funding of $12,000,000 (refer to Note 9. of Notes to Consolidated Financial Statements, and Part 11, Item 5). A significant portion of the proceeds were used to pay down existing debt under the Company's long-term revolving credit facility. The remaining proceeds were used for general corporate purposes. Management continues to evaluate additional funding options in order to support the continuing global expansion strategy. The Company has never paid a cash dividend and has no plans to do so in the foreseeable future.

                           CHECKPOINT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)


   Results of Operations
   ---------------------
   First Quarter 1994 Compared to First Quarter 1993
   -------------------------------------------------
   Net revenues for the current quarter increased 31% to $26,223,000 compared to $20,016,000 for the first quarter of 1993. As a percent of net revenues, domestic and foreign net revenues were 61% and 39%, respectively, compared to 62% and 38% for the first quarter of 1993.

   Domestic Electronic Article MerchandisingR (EAM)R net revenues increased $3,519,000 or 31% with foreign EAM net revenues increasing $2,484,000 or 32% when compared to the first quarter of 1993. The increase in domestic net revenues was due to several significant sales of sensors and deactivation equipment to current and new retailers in addition to increased sales of disposable targets to the installed customer base.
   The increase in foreign net revenues resulted primarily from the Company's direct presence in Western Europe, increased sales from the Company's foreign subsidiaries in Canada, Mexico, and Argentina, and increased sales to the Company's foreign distributors located throughout the world.

   In July 1993, the Company purchased the entire share capital of ID Systems International B.V. and ID Systems Europe B.V., (the "ID Systems Group") related Dutch companies engaged in the manufacture, distribution and sale of security products and services. Prior to the acquisition of the ID Systems Group, sales in Western Europe were made through an independent distributor. As a result of this acquisition, sales to Western Europe for the first quarter of 1994 totalled $5,451,000 as compared to $4,501,000 for the first quarter of 1993 by one former distributor.

   Net earnings were $527,000 or $.05 per share versus net earnings of $507,000 or $.05 per share for the similar quarter last year. Increases in revenues and gross profit margins were offset by higher selling, general and administrative expenses combined with increased interest expenses.

   The 3.3% increase in the gross profit margin (46.8% versus 43.5%) was due to: overall higher selling prices achieved primarily as a result of selling direct into the international markets in which former distributors enjoyed wholesale pricing; and, a decrease in technology expenses partially offset by increased field service expenses.

   Selling, general and administrative expenses increased $3,009,000 or 2.0% as a percent of sales (42.0% versus 40.0%) compared to the first quarter of 1993. The primary reason for the increase are expenses attributable to the operations of the international subsidiaries which were previously absorbed by distributors.

   The income tax rate is based on an estimated annual tax rate of 25%. The current quarter's rate is higher than the 22% rate used in the prior year's first quarter as a result of the projected impact of foreign taxable earnings which are currently taxed at a higher rate than domestic earnings.

                            PART II OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS

   On February 16, 1994, Checkpoint Systems, Inc, ("Checkpoint") and Fargklamman Svenska AB ("Fargklamman") and Colortag Inc. ("Colortag") entered into an agreement (the "Agreement") pursuant to which, inter alia,
   (i) Fargklamman and Colortag voluntarily dismissed with prejudice the lawsuit initiated by Fargklamman and Colortag against Checkpoint on September 10, 1993 in the United States District Court for the Southern District of New York (Civil Action No. 93 Civ. 6368 (TPG)) seeking injunctive relief and damages for alleged trade dress infringement, unfair competition and misappropriation of trade secrets in connection with Checkpoint's sales of its ink tag product (ChekInkTM), (ii) Checkpoint, Fargklamman and Colortag exchanged mutual releases, and (iii) Checkpoint and Fargklamman entered into a license agreement whereby Checkpoint licensed from Fargklamman, on a non-exclusive, world-wide basis, rights to U.S. Patent No. 5,275,122 in exchange for a royalty payment based on future sales of licensed products by Checkpoint and certain payments to be made over a three year period to Fargklamman.

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The ultimate resolution is undetermined at this time due to the various courses of action available to management, including the right of appeal which the Company currently intends to exercise. Although the Company ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs of approximately $2,000,000 will be written off as a charge to earnings at the time of such resolution.

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS

   (a) An annual meeting of shareholders was held on April 29, 1994.

   (c) Shareholders voted upon and approved the election of Albert E. Wolf as the Company's Class III director to hold office until the 1997 Annual Shareholders Meeting. Shareholders voted as follows:

                  ALBERT E. WOLF
              For           9,041,880
              Against          50,055
                            ---------
              Total         9,091,935
                            =========

   Item 5. OTHER INFORMATION

   On March 23, 1994, Checkpoint Systems, Inc. (the "Company") issued and sold $12,000,000 aggregate principal amount of 8.27% Series A Notes (the "Notes") pursuant to a Note Agreement, dated as of March 1, 1994, among the Company, Principal Mutual Life Insurance Company and other Purchasers named therein. The Notes are due April 1, 2002 and bear interest from the issue date (computed on the basis of a 360 day year) payable semi-annually on April 1 and October 1 of each year, commencing October 1, 1994. Notes of $4,000,000 are due on each April 1, commencing April 1, 2000 and ending April 1, 2001, with the remaining principal payable on April 1, 2002. The Notes are unsecured and rank pari passu with the Company's other funded debt. The notes contain certain covenants which the Company considers to be normal in transactions of this type.



   Item 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:
        10(i) Note Agreement dated as of March 1, 1994.

   (b)  Reports on Form 8-K:  NONE



                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  CHECKPOINT SYSTEMS, INC.
  May 10, 1994
  Steven G. Selfridge
  Senior Vice President - Operations,
  Chief Financial Officer and Treasurer


   May 10, 1994
   Mitchell T. Codkind
   Corporate Controller
   and Chief Accounting Officer

                            INDEX TO EXHIBITS
                            -----------------

   Exhibit             Description                                 Page
   -------             -----------                                 ----

   Exhibit 10(i)       Checkpoint Systems, Inc. Note Agreement
                       dated as of March 1, 1994