Form 10-Q
period 1994-06-26
CHECKPOINT SYSTEMS INC
filed 1994-08-11
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

               [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1994

               [ ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   Commission file number                   1-11257
                          ---------------------------------------------------

                                Checkpoint Systems, Inc.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                              22-1895850
   -----------------------------                 ---------------------
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

    As of August 5, 1994, there were 10,328,198 shares of the Common Stock outstanding.

                               CHECKPOINT SYSTEMS, INC.
                                      FORM 10-Q
                                       INDEX
                                                                   Page No.
                                                                   -------
   Part I.  FINANCIAL INFORMATION

     Item 1   Financial Statements (Unaudited)
                 Consolidated Balance Sheets                          3

                 Consolidated Statements of Operations                4

                 Consolidated Statement of Shareholders' Equity       4

                 Consolidated Statements of Cash Flows                5

                 Notes to Consolidated Financial Statements          6-8

     Item 2   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       9-11

   Part II. OTHER INFORMATION
     Item 1   Legal Proceedings                                       12

     Item 6   Exhibits and Reports on Form 8-K                        12


   SIGNATURES                                                         13

                                CHECKPOINT SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                   June 26,      December 26,
                                                     1994            1993
                                                 ------------    ------------
                                                  (Unaudited)
                  ASSETS                                (Thousands)
                  ------
CURRENT ASSETS
        Cash and cash equivalents                   $ 1,272         $     -
        Accounts receivable, net of allowances
          of $1,410,000 and $2,237,000               28,119          24,239
        Inventories                                  28,858          25,450
        Other current assets                          4,483           5,213
                                                    -------         -------
          Total current assets                       62,732          54,902

   PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       32,189          30,862

   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                           8,922           8,919

   INTANGIBLES                                        5,921           5,098

   DEFERRED TAXES, net of valuation allowance           479             479

   OTHER ASSETS                                       5,760           4,739
                                                    -------         -------
   TOTAL ASSETS                                    $116,003        $104,999
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
 CURRENT LIABILITIES
        Accounts payable                            $ 5,159         $ 9,716
        Accrued compensation and related taxes        3,032           1,907
        Income taxes                                  1,135             792
        Unearned revenues                             2,933           2,645
        Other current liabilities                     6,594           7,761
        Short-term borrowings and current portion
          of long-term debt                           5,828           4,097
                                                    -------         -------
          Total current liabilities                  24,681          26,918

   LONG-TERM DEBT, LESS CURRENT MATURITIES           34,526          24,302

   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          11,108,000 and 10,979,198                   1,111           1,097
        Additional capital                           19,786          18,346
        Retained earnings                            42,100          40,506
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                   (537)           (506)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        56,796          53,779
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $116,003        $104,999
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                                 CHECKPOINT SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                      Quarter (13 Weeks) Ended    Six Months (26 Weeks) Ended
                      ------------------------    ---------------------------
                        June 26,      June 27,        June 26,       June 27,
                          1994          1993            1994           1993
                       --------       --------        --------       --------
                                 (Thousands, except per share data)
   Net Revenues         $28,656        $18,026         $54,879       $38,042
   Cost of Revenues      15,104         11,146          29,064        22,462
                         ------         ------          ------        ------
      Gross Profit       13,552          6,880          25,815        15,580
   Selling, General
     and Administrative
     Expenses            11,934          9,069          22,945        17,071
                         ------         ------          ------        ------
      Operating
        Income            1,618         (2,189)          2,870        (1,491)
   Contract Settlement
     Income                   -          3,500               -         3,500
   Interest Income          173             34             284            63
   Interest Expense         611            211           1,023           290
   Other Income (Expense)   241              -              (7)            -
                         ------         ------          ------        ------
   Earnings Before
     Income Taxes         1,421          1,134           2,124         1,782
   Income Taxes             354            250             530           391
                         ------         ------          ------        ------
   Net Earnings         $ 1,067        $   884         $ 1,594       $ 1,391
                         ======         ======          ======        ======
   Net Earnings Per
     Share              $   .10        $   .09         $   .15       $   .13
                         ======         ======          ======        ======

                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (Unaudited)
                                Six Months (26 Weeks) Ended June 26, 1994
                             ------------------------------------------------

                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------   ------
                                         (Thousands)
   Balance,
   December 26, 1993  $ 1,097   $18,346  $40,506   $(5,664)  $ (506) $53,779

   Net Earnings                            1,594                       1,594

   Exercise of Stock
   Options                 14     1,440                                1,454

   Foreign Currency
   Adjustments                                                  (31)     (31)
                      -------   -------  -------   -------  -------  -------
   Balance at
   June 26, 1994      $ 1,111   $19,786  $42,100   $(5,664) $  (537) $56,796
                      =======   =======  =======   =======  =======  =======


   The accompanying notes are an integral part of these financial statements.

                                CHECKPOINT SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                  Six Months (26 Weeks) Ended
                                                  ---------------------------
                                                      June 26,    June 27,
                                                        1994        1993
                                                      --------    --------
                                                          (Thousands)
   Cash inflow (outflow) from operating activities:
    Net earnings                                     $ 1,594     $  1,391
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Net book value of equipment rented in
        excess of equipment sold                      (1,928)        (773)
      Long-term customer contracts                      (890)        (128)
      Depreciation and amortization                    3,980        2,496
      Provision for losses on accounts receivable       (827)         100
      (Increase) decrease in current assets:
         Accounts receivable                          (3,067)        (620)
         Inventories                                  (3,409)        (860)
         Other current assets                            730       (1,079)
      Increase (decrease) in current liabilities:
         Accounts payable                             (4,571)        (821)
         Accrued compensation and related taxes        1,125         (498)
         Income taxes                                    343          283
         Unearned revenues                               288         (181)
         Other current liabilities                    (1,466)          (9)
                                                     -------      -------
         Net cash used by operating activities        (8,098)        (699)
                                                     -------      -------
   Cash outflow from investing activities:
    Acquisition of property, plant and equipment      (2,389)      (2,551)
    Acquisition, net of cash acquired                      -       (1,875)
    Purchase of customer list                              -         (560)
    Other investing activities                        (1,649)      (3,366)
                                                     -------      -------
         Net cash used by investing activities        (4,038)      (8,352)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                        1,454        1,559
    Proceeds of debt                                  15,307        5,522
    Payment of debt                                   (3,353)        (350)
                                                     -------      -------
         Net cash provided by financing
           activities                                 13,408        6,731
                                                     -------      -------
   Net increase (decrease) in cash and cash
     equivalents                                       1,272       (2,320)
   Cash and cash equivalents:
     Beginning of period                                   -        2,320
                                                     -------      -------
     End of period                                   $ 1,272      $     -
                                                     =======      =======

         See accompanying notes to consolidated financial statements.

                                CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

   1.  BASIS OF ACCOUNTING
   The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993 for the most recent disclosure of the Company's accounting policies.

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at June 26, 1994 and December 26, 1993 and its results of operations and changes in cash flows for the thirteen and twenty-six week periods ended June 26, 1994 and June 27, 1993.

   2.  INVENTORIES
                                                 June 26,        December 26,
                                                   1994              1993
                                                 --------         ---------
                                                        (Thousands)
             Raw materials                        $ 6,098           $ 8,256
             Work in process                        1,712               705
             Finished goods                        21,048            16,489
                                                  -------           -------
                                                  $28,858           $25,450
                                                  =======           =======

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   3.  INCOME TAXES
   Income taxes are provided for on an interim basis at an estimated effective annual tax rate principally on earnings from the Company's U.S. operations. Earnings generated by the operations of the Company's Puerto Rico subsidiary are substantially exempt from U.S. Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

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

   4.  PER SHARE DATA
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and twenty-six week periods ended June 26, 1994 and June 27, 1993 were 10,722,000 and 10,613,000 (1994) and 10,343,000 and 10,436,000 (1993),
   respectively.

                            CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (continued)

   5.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for the thirteen and twenty-six week periods ended June 26, 1994 and June 27, 1993, respectively, included interest payments of $494,000 and $896,000 (1994), and $212,000 and $276,000 (1993), and income taxes paid of $17,000 and $124,000 (1994), and $97,000 and $140,000
   (1993).

   Excluded from the 1994 Consolidated Statements of Cash Flows is a non-cash activity relating to the acquisition of a licensing agreement in which the Company recorded the full cost of the agreement and the associated liability.

   6. INTANGIBLES
   Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic useful lives, which is considered to be ten years. Accumulated amortization approximated $1,179,000 and $473,000 at June 26, 1994 and December 26, 1993, respectively.

   The costs of internally developed software is expensed until the technological feasibility of the software has been established. Thereafter, all additional software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives or five years, whichever is shorter. During the first half of 1994, $391,000 of software development costs were capitalized. Accumulated amortization of these costs approximated $727,000 and $444,000 at June 26, 1994 and December 26, 1993,
   respectively.

   7.  ACQUISITIONS
   On July 8, 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch companies engaged in the manufacture, distribution and sale of security products and services ("ID Systems Group"). In connection with this acquisition, the Company filed a Form 8-K with the Securities and Exchange Commission on July 22, 1993.

   The following table represents unaudited pro forma combined results of operations for the first half of 1994 and 1993, as if the acquisition of the ID Systems Group had occurred at the beginning of 1993. Other acquisitions made during 1993 were not material to the results of operations and thus are not presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:

                                               Six Months (26 weeks) Ended
                                              -----------------------------
                                                 June 26,         June 27,
                                                   1994             1993
                                              -------------    -------------
                                           (Thousands, except per share data)

     Net revenues.................................$54,879        $44,434
     Net earnings (loss)..........................$ 1,594        $(4,245)
     Earnings (loss) per common share.............$   .15        $  (.44)

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

   Aggregate foreign currency transaction losses are included in "Other Income (Expense)" in the Consolidated Earnings Statement.

   9. LONG-TERM DEBT

   On March 23, 1994, the Company issued notes in the aggregate principal amount of $12,000,000 to two insurance companies pursuant to a Note Agreement dated as of March 1, 1994. The notes bear interest at 8.27% with interest payable semi-annually on April 1, and October 1 of each year with the first interest payment due October 1, 1994. Three principle amounts of $4,000,000 each are due April 1, 2000, and April 1, 2001, with the final payment due April 1, 2002. The notes are uncollateralized and rank equally with the Company's other funded debt.

   10. CONTINGENCIES

   On March 10, 1993, the United States International Trade Commission instituted an investigation of a complaint filed by the Company under
   Section 337 of the Tariff Act of 1930. On March 10, 1994, the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized approximately $2,000,000 in patent defense costs, which is included in "Intangibles". The Company filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on May 6, 1994. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs noted above will be written off as a charge to earnings at the time of such resolution. Such an event could impact the Company's ability to meet its financial covenant relating to net earnings under several loan agreements.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   Cash and cash equivalents increased during the first half of 1994 from zero to a balance of $1,272,000. For a detailed analysis of the Company's sources and uses of cash from operating, investing, and financing activities refer to the Consolidated Statements of Cash Flows in this report. Below is a discussion that further enhances the Statements of Cash Flows.

   Long term customer contracts increased $762,000 during the first half of 1994 compared to the same period last year ($890,000 versus $128,000).

   Depreciation and amortization increased $1,484,000 during the first half of 1994 compared to the same period last year ($3,980,000 versus $2,496,000). Depreciation increased principally as a result of investments in manufacturing equipment and management information systems. Increases in amortization resulted from various purchased intangibles, including software development cost and the cost of patents, licenses, and trademarks, and the purchase of a customer list. In addition, goodwill generated from acquisitions made throughout 1993 have increased amortization expense.

   Accounts receivable increased $3,067,000 resulting from significantly increased revenues posted in the first half, representing a 44% increase in revenues compared to the first half of 1993.

   Property, plant and equipment expenditures decreased $162,000 during the first half of 1994 compared to the same period last year ($2,389,000 versus $2,551,000). Planned additional capital investments for the remainder of the year are estimated at $1.1 million. The expenditures for 1994 include the purchase of equipment for the Company's research and development activities, information systems to support international growth, and expansion of manufacturing equipment for the Electronic SignaturesR facilities in Puerto Rico and the Caribbean.

   Inventories increased $3,409,000 as a result of anticipated sales for the remainder of the year in addition to a significant expansion of the Company's product offerings.

   Other investing activities increased $1,649,000 as a result of a licensing agreement relating to fluid tags, further capitalization of software development costs net of amortization incurred, purchases of product licenses, and increased lease receivables.

   As of June 26, 1994, the current ratio was 2.5 to 1.  The quick ratio was
   1.2 to 1. The debt-to-equity ratio was 1.0 to 1. During the first quarter of 1994, the Company completed a private placement debt funding of $12,000,000. A significant portion of the proceeds were used to pay down existing debt under the Company's long-term revolving credit facility. The remaining proceeds were used for general corporate purposes. Management continues to evaluate additional funding options in order to support continuing worldwide growth. As of June 26, 1994, the Company had $3,200,000 available under a revolving credit facility. The Company has never paid a cash dividend and has no plans to do so in the foreseeable future.

                             CHECKPOINT SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)

   Results of Operations
   ---------------------
   Second Quarter 1994 Compared to Second Quarter 1993
   ---------------------------------------------------
   Net revenues for the current quarter increased 59% to $28,656,000 compared to $18,026,000 for the second quarter of 1993. As a percent of net revenues, domestic and foreign net revenues were 58% and 42%, respectively, compared to 72% and 28% for the second quarter of 1993.

   Domestic Electronic Article MerchandisingR (EAM)R net revenues increased $3,319,000 or 28% with foreign EAM net revenues increasing $6,909,000 or 137% when compared to the second quarter of 1993. The increase in domestic net revenues was due to several significant sales to current and new retailers in addition to higher selling prices. The increase in foreign net revenues resulted primarily from the Company's direct presence in Western Europe, increased sales from the Company's foreign subsidiaries in Canada, Mexico, and Argentina, and increased sales to the Company's foreign distributors located throughout the world.

   In July 1993, the Company purchased the entire share capital of ID Systems International B.V. and ID Systems Europe B.V., (the "ID Systems Group") related Dutch companies engaged in the manufacture, distribution and sale of security products and services (refer to Note 7 of Notes to Consolidated Financial Statements). Prior to the acquisition of the ID Systems Group, sales in Western Europe were made through an independent distributor. As a result of this acquisition, sales to Western Europe for the second quarter of 1994 totalled $6,100,000 as compared to $201,000 for the second quarter of 1993 by one former distributor.

   Net earnings were $1,067,000 or $.10 per share versus net earnings of $884,000 or $.09 per share for the similar quarter last year. The primary factors contributing to the increase were the 59% increase in revenues and the 9.1% increase in the gross profit margin. During the second quarter of 1993, and as a result of the Company terminating an exclusive distribution agreement with their distributor in Western Europe, the Company recorded $3,500,000 in contract settlement income.

   The 9.1% increase in the gross profit margin (47.3% versus 38.2%) was due to: overall higher selling prices achieved primarily as a result of selling direct into the international markets in which former distributors enjoyed wholesale pricing; decreased product cost as a result of manufacturing efficiencies; and, decreased technology expenses slightly offset by an increase in field service expenses.

   Selling, general and administrative expenses increased $2,865,000 an increase of 8.6% as a percent of sales (41.7% versus 50.3%) compared to the second quarter of 1993. The increase of $2,865,000 over the prior year's quarter is primarily attributable to directly selling in foreign markets previously served by distributors.

   The income tax rate is based on an estimated annual tax rate of 25%. The current quarter's rate is higher than the 22% rate used in the prior year's second quarter as a result of the projected impact of foreign taxable earnings which are currently taxed at a higher rate than domestic earnings.

                              CHECKPOINT SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (continued)


   Results of Operations
   ---------------------
   First Half 1994 Compared to First Half 1993
   -------------------------------------------

   Net revenues increased 44% to $54,879,000 compared to $38,042,000 recorded in the first half of 1993. As a percent of net revenues, domestic and export net revenues were 60% and 40% compared to 67% and 33% for the similar period last year.

   Domestic Electronic Article MerchandisingR (EAM)R net revenues increased $6,838,000 or 29% and export EAM net revenues increased $9,393,000 or 74% when compared to the first half of 1993. The domestic revenue growth resulted from significant sales of sensors and deactivation equipment to new customers as well as a increased sales of disposable targets to new and existing customers. The Company's direct presence in Western Europe contributed $6,778,000 of the $9,393,000 increase in foreign revenues with the remainder attributed to the Company's subsidiaries in Argentina, Australia, Canada, and Mexico combined with other distributors located worldwide.

   Net earnings were $1,594,000 or $.15 per share versus net earnings of $1,391,000 or $.13 per share for the similar period last year. The primary factors contributing to the increase were the 44% increase in revenues and the 6.0% increase in the gross profit margin. In addition, during the first half of 1993, the Company recorded $3,500,000 in contract settlement income.

   The 6.0% increase in the gross profit margin (47.0% versus 41.0%) over the first half of 1993 was primarily due to: overall higher selling prices achieved primarily as a result of selling direct into the international markets in which former distributors enjoyed wholesale pricing, and decreased product cost as a result of manufacturing efficiencies.

   Selling, general and administrative expenses increased $5,874,000 but decreased 3.1% as a percent of sales (41.8% versus 44.9%) compared to the first half of 1993. The increase in expenditures over the prior year's comparable period is primarily attributable to directly selling in foreign markets previously served by distributors.

   The income tax rate is based on an estimated annual tax rate of 25%. This rate is higher than the 22% rate used during the first half of 1993 as a result of the projected impact of foreign taxable earnings which are currently taxed at a higher rate than domestic earnings.

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review An Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit on May 6, 1994. Although the Company ultimately expects a favorable outcome, should resolution of this matter result in less than a successful defense of the patents in question the deferred patent costs of approximately $2,000,000 will be written off as a charge to earnings at the time of such resolution. Such an event could impact the Company's ability to meet its financial covenant relating to net earnings under several loan agreements.

   Item 6.   Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K have been filed during the second quarter of 1994.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   August 11, 1994
   CHECKPOINT SYSTEMS, INC.
   Steven G. Selfridge
   Senior Vice President - Operations
   Chief Financial Officer
   and Treasurer


   August 11, 1994
   Mitchell T. Codkind
   Corporate Controller and
   Chief Accounting Officer