Form 10-Q
period 1994-09-25
CHECKPOINT SYSTEMS INC
filed 1994-11-03
CIK 215419

FORM  10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended           September 25, 1994

   -------------------------------------------------------------------------

    Commission file number                     1-11257
                          ---------------------------------------------------

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


    550 Grove Road  PO Box 188         Thorofare, New Jersey           08086
   -------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

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

        As of November 1, 1994, there were 10,420,811 shares of the Common Stock outstanding.

                          CHECKPOINT SYSTEMS, INC
                                 FORM 10-Q
                                   INDEX
                                                                   Page No.
                                                                   --------
   Part I.  FINANCIAL INFORMATION
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets                           3

                 Consolidated Statements of Operations                 4

                 Consolidated Statements of Shareholders' Equity       4

                 Consolidated Statements of Cash Flows                 5

                 Notes to Consolidated Financial Statements           6-9

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       10-13

   Part II.  OTHER INFORMATION
        Item 1.  Legal Proceedings                                     14

        Item 5.  Other Information                                     14

        Item 6.  Exhibits and Reports on Form 8-K                      14


          SIGNATURES                                                   14

                            CHECKPOINT SYSTEMS, INC
                          CONSOLIDATED BALANCE SHEETS

                                                  September 25,  December 26,
                                                      1994           1993
                                                  ------------   ------------
                                                   (Unaudited)
                                                          (Thousands)
                ASSETS
                ------
   CURRENT ASSETS
        Cash and cash equivalents                 $     280         $     _
        Accounts receivable, net of allowances
          of $1,451,000 and $2,237,000               29,790          24,239
        Inventories                                  28,499          25,450
        Other current assets                          5,395           5,213
                                                    -------         -------
          Total current assets                       63,964          54,902

   PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       35,118          30,862

   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                           9,617           8,919

   INTANGIBLES                                        5,707           5,098

   DEFERRED TAXES, net of valuation allowance           479             479

   OTHER ASSETS                                       5,774           4,739
                                                    -------         -------
   TOTAL ASSETS                                    $120,659        $104,999
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                            $ 5,504         $ 9,716
        Accrued compensation and related taxes        3,243           1,907
        Income taxes                                  1,734             792
        Unearned revenues                             3,370           2,645
        Other current liabilities                     6,002           7,761
        Short-term borrowings and current portion
          of long-term debt                           5,530           4,097
                                                    -------         -------
          Total current liabilities                  25,383          26,918

   LONG-TERM DEBT, LESS CURRENT MATURITIES           35,550          24,302
   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          11,211,311 and 10,979,198                   1,121           1,097
        Additional capital                           20,860          18,346
        Retained earnings                            44,261          40,506
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Cumulative foreign currency
          translation adjustments                      (852)           (506)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        59,726          53,779
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS EQUITY       $120,659        $104,999
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                             CHECKPOINT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                   Quarter (13 Weeks) Ended      Nine Months (39 Weeks)Ended
                 ----------------------------    ----------------------------
                 September 25,  September 26,    September 25,  September 26,
                     1994           1993              1994           1993
                 ------------   -------------    ------------   -------------
                             (Thousands, except per share data)

   Net Revenues      $33,928        $26,604          $88,807         $64,646
   Cost of Revenues   16,905         15,219           45,969          37,681
                      ------         ------           ------          ------
   Gross Profit       17,023         11,385           42,838          26,965
   Selling, General
      & Administrative
      Expenses        13,001         11,092           35,946          28,163
                      ------         ------           ------          ------
   Operating Income
      (Loss)           4,022            293            6,892          (1,198)
   Contract settlement
      income               -              -                -           3,500
   Interest Income       137             51              421             114
   Interest Expense    1,040            199            2,063             489
   Other Expense         236              -              243               -
                      ------         ------           ------          ------
   Earnings Before
    Income Taxes       2,883            145            5,007           1,927
   Income Taxes          721             33            1,252             424
                      ------         ------           ------          ------
   Net Earnings      $ 2,162        $   112          $ 3,755         $ 1,503
                      ======         ======           ======          ======
   Net Earnings
     Per Share       $   .20        $   .01          $   .35         $   .14
                      ======         ======           ======          ======

                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (Unaudited)

                         Nine Months (39 Weeks) Ended September 25, 1994
                       --------------------------------------------------
                                                           Accumulated
                   Common  Additional  Retained  Treasury  Translation
                    Stock   Capital    Earnings    Stock   Adjustments  Total
                   ------  ----------  --------   -------  -----------  -----
                                             (Thousands)
   Balance at
   Dec. 26, 1993  $ 1,097   $18,346    $40,506    $(5,664)  $  (506) $53,779
   Net Earnings                          3,755                         3,755
   Exercise of
    Stock Options      24     2,514                                    2,538
   Translation
    Adjustments                                                (346)    (346)
                   ------    ------     ------     ------    ------   ------
   Balance at
   Sept. 25, 1994 $ 1,121   $20,860    $44,261    $(5,664)  $  (852) $59,726
                   ======    ======     ======     ======    ======   ======

   The accompanying notes are an integral part of these financial statements.

                              CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months (39 weeks) Ended
                                               -----------------------------
                                               September 25,   September 26,
                                                    1994           1993
                                               --------------  -------------
                                                       (Thousands)
   Cash inflow (outflow) from operating activities:
      Net earnings                                $  3,755        $ 1,503
   Adjustments to reconcile net earnings to
        net cash used by operating activities:
          Net book value of equipment rented
          in excess of equipment sold               (4,955)          (983)
   Long-term customer contracts                       (942)           773
   Depreciation and amortization                     5,926          4,045
   Provision for losses on accounts receivable         341            109
   (Increase) decrease in current assets:
     Accounts receivable                            (6,060)        (1,321)
     Inventories                                    (3,049)           250
     Other current assets                             (182)        (2,891)
   Increase (decrease) in current liabilities:
     Accounts payable                               (4,387)        (3,074)
     Accrued compensation and related taxes          1,337         (1,058)
     Income taxes                                      942           (200)
     Unearned revenues                                 724            101
     Other current liabilities                      (2,059)        (1,500)
                                                    -------        -------
   Net cash used by operating activities            (8,609)        (4,246)
                                                    -------        -------
   Cash inflow (outflow) from investing activities:
      Acquisition of property, plant and equipment  (3,686)        (3,237)
      Acquisitions, net of cash acquired                 -         (2,669)
      Purchase of customer list                          -           (560)
      Other investing activities                    (2,644)        (4,084)
                                                    -------        -------
      Net cash used by investing activities         (6,330)       (10,550)
                                                    -------        -------
   Cash inflow (outflow) from financing activities:
      Proceeds from stock options                    2,538          1,567
      Proceeds of debt                              16,307         11,259
      Payment of debt                               (3,626)          (350)
                                                   --------        -------
      Net cash provided by financing activities     15,219         12,476
                                                   --------        -------
   Net increase (decrease) in cash and cash
     equivalents                                       280         (2,320)

   Cash and cash equivalents:
      Beginning of period                                -          2,320
                                                   --------        -------
      End of period                               $    280        $     -
                                                   ========        =======


   The accompanying notes are an integral part of these financial statements.

                             CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
   1.  BASIS OF ACCOUNTING
   The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report Form 10-K for the fiscal year ended December 26, 1993 for the most recent disclosure of the Company's accounting policies.

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at September 25, 1994 and December 26, 1993 and its results of operations and changes in cash flows for the thirteen and thirty-nine week periods ended September 25, 1994 and September 26, 1993.

   2.  INVENTORIES
                                               September 25,     December 26,
                                                   1994              1993
                                               -------------     ------------
                                                        (Thousands)
             Raw materials                        $ 5,891           $ 8,256
             Work in process                        1,064               705
             Finished goods                        21,544            16,489
                                                  -------           -------
                                                  $28,499           $25,450
                                                  =======           =======

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   3.  INCOME TAXES
   Income taxes are provided for on an interim basis at an estimated effective annual tax rate on the Company's earnings. Earnings generated by the operations of the Company's Puerto Rico subsidiary are substantially exempt from U.S. Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

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

   4.  PER SHARE DATA
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and thirty-nine week periods ended September 25, 1994 and September 26, 1993 were 10,937,000 and 10,721,000 (1994) and 10,286,000 and 10,386,000
   (1993), respectively.

                              CHECKPOINT SYSTEMS,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)  (continued)

   5.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for the thirteen and thirty-nine week periods ended September 25, 1994 and September 26, 1993, respectively, included interest payments of $492,000 and $1,388,000 (1994), and $234,000 and $446,000
   (1993), and income taxes paid of $1,000 and $125,000 (1994), and $155,000 and $295,000 (1993).

   Excluded from the 1994 Consolidated Statements of Cash Flows is a non-cash activity of $300,000 relating to the acquisition of a licensing agreement in which the Company recorded the full cost of the agreement and the associated liability.

   In March 1993, the Company purchased all of the capital stock of its Argentinean distributor for $2,103,000. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired ...................$3,690,000
        Cash paid for the capital stock..................$2,103,000
                                                         ----------
        Liabilities assumed..............................$1,587,000
                                                         ==========

   In July 1993, the Company purchased all of the capital stock of ID Systems International B.V. and ID Systems Europe B.V. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired ...................$12,316,000
        Cash advanced during option period ..............$ 1,290,000
                                                         -----------
        Liabilities assumed..............................$11,026,000
                                                         ===========

   6. INTANGIBLES

   Intangibles consist of patents, licenses, customer lists and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic useful lives, which is considered to be ten years. Accumulated amortization of these costs approximated $1,560,000 and $473,000 at September 25, 1994 and December 26, 1993, respectively.

   The cost of internally developed software is expensed until the technological feasibility of the software has been established. Thereafter, all additional software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives or five years, whichever is shorter. For the thirteen and thirty-nine week periods ended September 25, 1994, $162,000 and $553,000 of software development costs were capitalized, respectively. Accumulated amortization of these costs approximated $843,000 and $444,000 at September 25, 1994 and December 26, 1993, respectively.

                           CHECKPOINT SYSTEMS,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)  (continued)

   7.  ACQUISITION

   On July 8, 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch companies engaged in the manufacture, distribution and sale of security products and services ("ID Systems Group"). In connection with this acquisition, the Company filed a Form 8-K with the Securities and Exchange Commission on July 22, 1993.

   The following table represents unaudited pro forma combined results of operations for the first nine months of 1994 and 1993, as if the acquisition of the ID Systems Group had occurred at the beginning of 1993. Other acquisitions made during 1993 were not material to the results of operations and thus are not presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:

                                               Nine Months (39 weeks) Ended
                                              -----------------------------
                                               September 25,    September 26,
                                                   1994             1993
                                              -------------    -------------
                                           (Thousands, except per share data)

     Net revenues.................................$88,807        $71,038
     Net earnings (loss)..........................$ 3,755        $(4,522)
     Earnings (loss) per common share.............$   .35        $  (.43)


   8.  ACCOUNTING FOR FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

   The balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at the average rate of exchange in effect during each reporting period. The resulting translation adjustment is recorded as a separate component of stockholders' equity. In addition, gains or losses on long-term intercompany transactions are excluded from the results of operations and accumulated in the aforementioned separate component of consolidated stockholders' equity. All other foreign transaction gains and losses are included in the results of operations.

   9.  SUBSEQUENT EVENT

   On October 20, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding capital stock of Alarmex, Inc. and its related company Bayport Controls, Inc, (together "Alarmex"), a privately-held CCTV manufacturer based in Eden Prairie, Minnesota for $12.5 million ($10 million in cash and the balance in shares of the Company's common stock). The acquisition is subject to fulfillment of a number of terms and conditions including execution of a definitive legally binding agreement containing representations, warranties and covenants and conditions as are normal and customary in transactions of this type. Alarmex designs, manufactures, installs and services a broad line of closed circuit television (CCTV) and point-of-sale exception monitoring systems for customized applications. The Company anticipates consummating the transaction in the first quarter of 1995.

                            CHECKPOINT SYSTEMS,INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)  (continued)

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

                           CHECKPOINT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
   Cash and cash equivalents increased during the first nine months of 1994 from zero to a balance of $280,000 primarily due to financing activities offset by operating and investing activities. For a detailed analysis of the Company's sources and uses of cash from operating, investing, and financing activities refer to the Consolidated Statements of Cash Flows in this report. Below is a discussion that further enhances the Statements of Cash Flows.

   Receivables under long term customer contracts increased $942,000 during the first nine months of 1994 compared to a decrease of $773,000 in the same period last year as a result of several retailers installing the Company's equipment chain-wide in 1994.

   Depreciation and amortization increased $1,881,000 during the first nine months of 1994 compared to the same period last year ($5,926,000 versus $4,045,000). Depreciation increased principally as a result of investments in manufacturing equipment and management information systems. Increases in amortization resulted from various purchased intangibles, including software development cost and the cost of patents, licenses, and trademarks, and the purchase of a customer list. In addition, acquisitions made in 1993 have increased amortization expense due to excess of purchase price over fair value of net assets acquired on such acquisitions.

   Accounts receivable increased $6,060,000 resulting from record revenues posted in the first nine months, representing a 37% increase in revenues compared to the first nine months of 1993.

   Property, plant and equipment expenditures increased during the first nine months of 1994 compared to the same period last year ($3,686,000 versus $3,237,000). The expenditures for 1994 include the purchase of equipment for the Company's research and development activities, information systems to support international growth, and expansion of manufacturing equipment for the Electronic SignaturesR facilities in Puerto Rico and the Caribbean.

   Inventories increased $3,049,000 as a result of anticipated product demand for the remainder of the year in addition to expansion of the Company's product offerings.

   Other investing activities amounting to $2,644,000 resulted from additional contractual purchase price payments made to the former owners of the Company's Argentine subsidiary, the purchase of a licensing agreement relating to fluid tags, further capitalization of software development costs net of amortization incurred, purchases of product licenses, and increased lease receivables.

   As of September 25, 1994, the current ratio was 2.5 to 1. The quick ratio was 1.2 to 1. The debt-to-equity ratio was 1.0 to 1. During the first quarter of 1994, the Company completed a private placement debt funding of $12,000,000. A significant portion of the proceeds were used to pay down existing debt under the Company's long-term revolving credit facility. The remaining proceeds were used for general corporate purposes. Management continues to evaluate additional funding options in order to support continuing worldwide growth. The Company has never paid a cash dividend and has no plans to do so in the foreseeable future.

                             CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

   LIQUIDITY AND CAPITAL RESOURCES (continued)
   ------------------------------------------
   On October 20, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding capital stock of Alarmex, Inc. and its related company Bayport Controls, Inc, (together "Alarmex"), a privately-held CCTV manufacturer based in Eden Prairie, Minnesota for $12.5 million ($10 million in cash and the balance in shares of the Company's common stock). The acquisition is subject to fulfillment of a number of terms and conditions including execution of a definitive legally binding agreement containing representations, warranties and covenants and conditions as are normal and customary in transactions of this type. Alarmex designs, manufactures, installs and services a broad line of closed circuit television (CCTV) and point-of-sale exception monitoring systems for customized applications. The Company anticipates consummating the transaction in the first quarter of 1995.

   Results of Operations
   ---------------------
   The following discussion represents the analysis by the Company's management of the results of operations for the quarter and nine months ended September 25, 1994.

   Third Quarter 1994 Compared to Third Quarter 1993
   -------------------------------------------------

   Overview

   Net revenues increased by approximately $7.3 million over the comparable prior period in fiscal year 1993. Continued improvements in the cost of revenues as a percentage of net revenues resulted in a significant increase in incremental gross profit dollars from that obtained in the comparable period in fiscal year 1993. This improvement was driven primarily by increased efficiencies in manufacturing (achieved through (i) closure of a high cost European manufacturing operation and (ii) improvement in manufacturing efficiencies of existing as well as newer generation products introduced in fiscal year 1993) and higher unit volumes in Europe as Company-sponsored direct sales activities produced anticipated results. These factors combined to produce operating income of approximately $4.0 million during the period compared $.3 million in 1993.

   Net Revenues

   Net revenues increased $7.3 million (or 27.5%) over the same period in fiscal 1993 (from $26.6 million to $33.9 million). Domestic and foreign net revenues accounted for approximately 62.7% and 37.3%, respectively, of total net revenues compared to 69.4% and 30.6% for the prior year. Domestic EAS net revenues increased $2.7 million (or 16.0%) as a result of
   (i) increased unit sales, (ii) higher prices and, (iii) increases in recurring service revenues. International EAS net revenues increased $4.5 million (or 55.4%) primarily as a result of higher volumes generated by direct sales.

                             CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

   Third Quarter 1994 Compared to Third Quarter 1993 (continued)
   -------------------------------------------------
   Cost of Revenues

   Cost of revenues increased $1.7 million (or 11.1%) over the same period in fiscal year 1993 (from $15.2 million to $16.9 million). As a percent of net revenues, however, costs of revenues decreased 7.4% (from 57.2% to 49.8%) compared to 1993 primarily due to (i) increased production volumes combined with greater manufacturing efficiencies (ii) the relocation of European production into lower cost Caribbean based operations, (iii) increased manufacturing efficiencies of existing as well as newer generation products introduced in fiscal year 1993 and (iv) little or no increase in development expense in dollars.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased $1.9 million (or 17.1%) over 1993 (from $11.1 million to $13.0 million). As a percentage of net revenues, however, selling, general and administrative expenses decreased by 3.4% (from 41.7% to 38.3%). The higher expenses (in dollars) were due to increases in variable selling, general and administrative expenses resulting from greater domestic sales and (ii) increases in variable selling, general and administrative expense from the Company's foreign subsidiaries which also experienced greater sales.

   Income Taxes

   The income tax rate is based on an estimated annual tax rate of 25%.
   The current quarter's rate is higher than the 22% rate used in the prior year's third quarter as a result of the projected impact of foreign taxable earnings which are currently taxed at higher than domestic earnings.

   Net Earnings

   Net earnings were $2.2 million or $.20 per share versus $.1 million or $.01 per share for the same period in fiscal 1993.

   First Nine Months of 1994 Compared to First Nine Months of 1993
   ---------------------------------------------------------------
   Overview

   In the first nine months of 1994, the Company began to realize the full impact of acquisitions completed and new products introduced in 1993.
   Net revenues increased by approximately $24.2 million over the comparable prior period in fiscal year 1993. Continued improvements in the cost of revenues as a pecentage of net revenues resulted in a significant increase in incremental gross profit dollars from that obtained in the comparable period in fiscal year 1993. This improvement was driven primarily by increased efficiencies in manufacturing (achieved through (i) closure of a high cost European manufacturing operation and (ii) improvements in manufacturing efficiencies of existing as well as newer generation products introduced in fiscal year 1993) and higher unit volumes in Europe as Company-sponsored direct sales activities produced anticipated results. These factors combined to produce operating income of approximately $6.9 million during the period compared to a loss of $1.2 million in 1993.

                           CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

   First Nine Months of 1994 Compared to First Nine Months of 1993 (con't)
   ----------------------------------------------------------------------
   Net Revenues

   Net revenues increased $24.2 million (or 37.4%) over the same period in fiscal year 1993 (from $64.6 million to $88.8 million). Domestic and foreign net revenues accounted for approximately 60.8% and 39.2%, respectively, of total net revenues compared to 67.7% and 32.3% for the prior year. Domestic EAS net revenues increased $9.6 million (or 23.7%) primarily as result of increased unit sales. Higher prices and increases in recurring service revenues also contributed to the increase. International EAS net revenues increased $13.9 million (or 66.6%) primarily as a result of higher prices generated by direct sales. Higher unit volumes and prices on reusable tags together with higher prices across other major product lines accounted for most of the increase. Selling prices were favorably impacted by direct sales as opposed to selling through distributors.

   Cost of Revenues

   Cost of revenues increased $8.3 million (or 22.0%) over the same period in fiscal year 1993 (from $37.7 million to $46.0 million). As a percent of net revenues, however, costs of revenues decreased 6.5% (from 58.3% to 51.8%) compared to 1993 primarily due to (i) increased production volumes combined with greater manufacturing efficiencies, (ii) the relocation of European production into lower cost Caribbean based operations, (iii) increased manufacturing efficiencies of existing as well as newer generation products introduced in fiscal year 1993 and (iv) little or no increase in development expense in dollars.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased $7.8 million (or 27.6%) over the same period in fiscal year 1993 (from $28.2 million to $36.0 million). As a percentage of net revenues, however, selling, general and administrative expenses, decreased by 3.1% (from 43.6% to 40.5%). The higher expenses (in dollars) were due to (i) increases in variable selling expenses resulting from greater domestic sales and (ii) increases in selling, general and administrative expense resulting from the acquisitions made in 1993.

   Income Taxes

   The income tax rate is based on an estimated annual tax rate of 25%. This rate is higher that the 22% used during the first nine months of 1993 as a result of the projected impact of foreign taxable earnings which are currently taxed at a higher rate that domestic earnings.

   Net Earnings

   Net earnings were $3.8 million or $.35 per share versus $1.5 million or $.14 per share for the same period in fiscal 1993. These results for the first nine months in fiscal year 1993, however, include a one time benefit of $3.5 million ($2.7 million after tax) from a contract settlement with the Company's former exclusive distributor for Western Europe. The Company's results in the first nine months of fiscal year 1993 were adversely affected by a difficult transition from distribution through independent distributors to direct sales and introduction of new products with related start-up problems.

                            PART II OTHER INFORMATION

   Item 1.  Legal Proceedings

   Refer to the Company's Form 10-Q for the fiscal quarter ended June 26, 1994.

   Item 5.  Other Information

   On October 20, 1994, the Company signed a letter of intent to acquire all of the issued and outstanding capital stock of Alarmex, Inc. and its related company Bayport Controls, Inc, (together "Alarmex"), a privately-held CCTV manufacturer based in Eden Prairie, Minnesota for $12.5 million ($10 million in cash and the balance in shares of the Company's common stock). The acquisition is subject to fulfillment of a number of terms and conditions including execution of a definitive legally binding agreement containing representations, warranties and covenants and conditions as are normal and customary in transactions of this type. Alarmex designs, manufactures, installs and services a broad line of closed circuit television (CCTV) and point-of-sale exception monitoring systems for customized applications. The Company anticipates consummating the transaction in the first quarter of 1995.


   Item 6.   Exhibits and Reports on Form 8-K

   (b) No reports on Form 8-K have been filed during the third quarter of 1994.


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 1994
CHECKPOINT SYSTEMS, INC.
Steven G. Selfridge
Senior Vice President - Operations,
Chief Financial Officer and Treasurer

November 3, 1994
Mitchell T. Codkind
Corporate Controller and
Chief Accounting Officer