Form 10-K
period 1994-12-25
CHECKPOINT SYSTEMS INC
filed 1995-03-07
CIK 215419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 25, 1994   Commission File No. 1-11257

                            CHECKPOINT SYSTEMS, INC.
   (Exact name of Registrant as specified in its Articles of Incorporation)

        Pennsylvania                                22-1895850
   (State of Incorporation)             (I.R.S. Employer Identification No.)

      101 Wolf Drive, P.O. Box 188, Thorofare, New Jersey     08086
      ---------------------------------------------------     -----
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
            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or on any amendment to this Form 10-K.   X
                                                          ---
   As of February 21, 1995, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $236,000,000.

   As of February 21, 1995, there were 10,733,328 shares of the Common Stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE

   Part III - The Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on April 27, 1995.

                                        PART I
   Item 1.    BUSINESS
   Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary radio frequency ("RF") technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including electronic article surveillance ("EAS")systems, closed circuit television ("CCTV") systems, point-of-sale ("POS") monitoring systems and access control systems. Over the past four years, the Company has achieved substantial growth, both through internal expansion and acquisitions, as a result of the repositioning of the Company by current management through the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

   The Company's key product offerings use a low-cost disposable, paper-thin target which triggers an alarm when passed through the Company's sensors at the point of exit from the retail site. These disposable targets, which are manufactured using the Company's proprietary technology at its state-of-the-art facility in Puerto Rico, can be easily installed on products or within packaging at the retail outlet or at the product manufacturing source and can be easily deactivated without locating the tag. Sales of these disposable targets and field service of their associated sensors and deactivation units provide a significant and growing source of recurring revenues and accounted for approximately 37% of the Company's net revenues for fiscal year 1994. The Company's business strategy focuses on capitalizing on retailers' increasing attention to theft prevention through use of the Company's proprietary RF technology-based products.

   The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying higher volume, higher margin merchandise, and to reduce associated selling costs through lower staff requirements. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to such hard goods retail chains as Caldor, Circuit City, Lucky's Grocery, Ralph's, Rite-Aid, Ross, Target, and Walgreens. In addition, the Company's manufacturing facilities have the current capacity to produce up to three billion disposable RF targets per year at a low cost.

   Beginning in September 1991, the Company's current management started to reposition the Company through the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company's strategy is to continue to increase its sales penetration in existing markets and develop a significant presence in new geographic markets. These objectives will be attained by continually enhancing and expanding its RF technologies and products, providing superior service to its customers and expanding its direct sales activities through acquisitions and start-up operations. The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer.

   The Company has its principal executive offices at 101 Wolf Drive, Thorofare, New Jersey 08086, (609-848-1800). Unless the context requires otherwise, the "Company" means Checkpoint Systems, Inc. and its subsidiaries on a consolidated basis.

   COMPANY HISTORY
   In 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation. In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's Common Stock to Logistics' shareholders as a dividend. In February, 1986, the Company acquired Sielox Systems, Inc., which developed, produced and marketed access control systems for use in commercial and institutional applications. In August, 1990, Sielox's operations were combined with the Company's.

   The Company acquired its Canadian Distributor in November of 1992 and Argentinean Distributor in March of 1993. In addition, the Company set up direct operations in Mexico during March of 1993 and Australia during June of 1993. All of these subsidiaries market EAS systems for use in retail and library applications.

   In July of 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch Companies ("ID Systems Group") engaged in the manufacture, distribution and sale of EAS systems. The acquisition gave the Company direct access to six Western European countries which include The Netherlands, United Kingdom, Sweden, Germany, France and Belgium.

   On February 1, 1995 the Company purchased Alarmex, Inc. for approximately $13.5 million ($10 million in cash and the balance in 200,717 shares of restricted Common Stock of the Company). Alarmex designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 9,000 retail sites in the United States.

   Principle Product Categories
   ----------------------------
       Electronic Article Surveillance
   EAS systems act as a deterrent to, and control the increasing problem of theft in such establishments as retail stores and libraries. Over the past two decades, retail establishments have recognized that the most effective theft-prevention method is to monitor articles. Other means of theft prevention, (special mirrors, security guards, closed-circuit television systems and surveillance cameras) monitor people, not the articles to be protected, and this limitation among others is addressed by EAS systems.

   The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying higher volume, higher margin merchandise, and to reduce associated selling costs through lower staff requirements. Sophisticated data collection systems (primarily bar-code scanners) available to retailers have highlighted the shrinkage problem and, consequently, retailers now realize that the implementation of an effective electronic security system can significantly increase profitability. Accordingly, the retail industry is becoming increasingly focused on theft prevention.

   EAS systems are generally comprised of three components: detectable and deactivatable security circuits (embedded in tags or labels), referred to as "targets", which are attached to or placed in the articles to be protected; electronic detection equipment, referred to as "sensors", which recognize the targets when they enter a detection area, usually located in the exit path; and deactivation equipment that disarms the target when patrons follow proper check-out procedures.

        Access Control Systems
   Electronic access control systems restrict access to areas requiring protection from intrusion by unauthorized personnel by granting access only to selected individuals at specified times. Recent developments in Electronic Signatures(R) processing and other technologies have enhanced the sophistication of electronic access control systems at a low cost.

   Electronic access control systems use an "electronic key", such as a plastic card with a magnetic strip or embedded magnetic code that is interpreted by an "electronic reader". The most advanced access control systems utilize plastic cards containing an encoded digital integrated circuit as electronic keys. These can be coded with a personal identification number ("PIN"). Once the cardholder presents the card containing a PIN, an intelligent controller, which is also part of the access control system, determines security clearance/access levels. This data, along with time of entrance and exit, can be recorded for later analysis.

   POS Monitoring Systems
   ----------------------
   Point-of-sale systems sold by the Company through its Alarmex subsidiary (acquired in early 1995) record and store videotape check-out transactions which enable retailers to monitor check-out events for questionable transactions.

   Products
   --------
     Product Descriptions
     EAS Systems
   Checkpoint offers a wide variety of EAS solutions to meet the requirements of different retail store configurations. A Checkpoint EAS system is primarily comprised of sensors and deactivation units, which respond to or act upon the Company's targets.

   The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions ("FCC") regulations governing radio frequencies, signal strengths and other factors. The Company's present EAS products requiring FCC certification comply with applicable regulations. In addition, the Company's present EAS products meet other regulatory specifications for the countries in which they are sold.

     Sensors
   The Company's sensor product lines are used principally in retail establishments and libraries. In retail establishments, EAS system sensors are usually positioned at the exits from the areas in which protected articles are displayed. Each sensor unit includes either one or two vertical posts placed at preset distances (i.e. 3 to 6 feet) apart.
   -------------------------
   The symbol(R) represents a registered trademark of the Company.
   The symbol(TM) represents a trademark of the Company.

   In libraries, sensors are positioned at the exit paths, and gates or turnstiles control traffic. Targets are placed inside books and other materials to be protected. A target passing through the sensor triggers an alarm, which locks the gate or turnstile. The target can easily be deactivated or passed around the sensor by library personnel.

   EAS system components include twelve styles of sensors (each including transmitter, receiver and alarm), and the customer's choice of patented disposable paper targets, reusable flexible targets and reusable hard plastic targets. The EAS system's transmitter emits an RF signal and the receiver measures the change in that signal caused by an active target, causing the system to alarm. For fiscal years 1994, 1993 and 1992, the percentage of the Company's net revenues from sensors was 27%, 30% and 34%, respectively.

   Introduced in 1990, the QS2000(R) is the latest evolution in the Company's proven Quicksilver(TM)sensor product line. With the addition of microprocessor-based radio frequency signal processing, the QS2000 has been engineered to provide excellent target detection with enhanced target-discrimination capabilities. The QS2000 analyzes RF signals in its detection zone and can discriminate between unique target signals and environmental interference. This development greatly reduces false and "phantom" alarms while increasing target detection. The QS2000 is also available in a weatherized version for outdoor use. The QX2000 is a similar system to the microprocessor based QS2000 system with the added flexibility of modular electronics design. The modular design provides an improved service capability in addition to permitting the system to operate at three different RF frequencies.

   Introduced in 1993, the Condor(R) sensor is the most technically advanced RF system on the market today. A significant feature of this system is the combination of a receiver and transmitter in a single post. Utilizing a microprocessor and two digital signal processors, the Condor has an aisle width of 12 feet using two posts. One sensor is capable of three feet detection on either side of the sensor. Additional features include the ability to mount full-sized merchandising panels, a customer counter, an alarm counter and variable alarm tone.

   Also introduced in 1993, the QS1500(TM)and QS1600(TM)are value-priced, reusable target systems designed primarily for providing wide aisle protection for the apparel marketplace. The QS1500 has three feet of detection on either side of a single post, or it can protect up to six feet between two posts. For wider detection, the QS1600 with two pedestals can detect targets at distances of up to twelve feet, which is ideal for shopping mall environments. This system is an inexpensive answer to wide aisle detection.

   The Company also offers chrome-finished Quicksilver sensors, solid-oak Signature(R) sensors, featuring an earlier generation of components, the QS3000(R), a wide aisle system that can span up to five feet, and the In-Line Supermarket, which is a narrow aisle system designed specifically for hypermarkets. Most of the Company's sensors can be used with the various targets available.

   In 1994, the Company introduced the QS4000(TM) sensor. With digital signal processing, this advanced sensing systems adjusts its detection to changing environmental conditions. This new sensor model may be placed in close proximity to deactivation units or near tagged merchandise so that stores can maximize selling space. The QS4000 protects aisle widths up to 42 inches using disposable targets, and up to 60 inches using reusable targets.

     Deactivation Units

   Deactivation units are used to eliminate the ability of the tag to be identified by the RF field in the sensor and set off an alarm. Deactivation usually occurs at the check-out point. In 1986, the Company introduced Counterpoint(R), a noncontact deactivation unit which eliminated the need to search for and remove or manually detune disposable targets. Since 1989, the Company has expanded its deactivation products with electronic modules that can be installed into numerous bar code scanners including those manufactured by SpectraPhysics Retail Systems, Symbol Technologies, Inc., Metrologic, Inc., National Cash Register, Inc., ICL Systems, Inc., IBM (International Business Machines) and Fujitsu Ltd. These modules allow the reading of bar code information, while deactivating targets in a single step. These deactivation units allow retail personnel to focus on the customer and minimize errors at check-out. During 1993, the Company developed an improved deactivation unit, Counterpoint(R) IV, which increased deactivation height to twelve inches and improves the rate of product deactivation. In 1994, the Company increased the deactivation height beyond twelve inches with the introduction of Counterpoint V. These product improvements significantly increased the reliability of accurate deactivation. For 1994, 1993, and 1992, the percentage of the Company's net revenues from deactivation units was 12%, 11% and 11%, respectively.

   Five convenient deactivation configurations -- horizontal counter-mounted slot scanners, a vertical mounted scanner, hand-held scanners, a weigh scale scanner and a deactivation pad -- are available for a variety of POS environments. Most of these units transmit an audible tone that alerts the user that a target has been detected. The tone stops when the target has been deactivated.

   With the exception of the Counterpoint deactivation pad, all of the above scanners read bar code information while deactivating hidden
   Cheklink(R) targets in a single step. Ideal for high-volume environments, these scanners mount easily at POS, and can deactivate multiple targets on a single item.

   The Counterpoint deactivation pad is placed at the check-out counter, and targets are deactivated automatically by simply passing protected items across the low profile pad which audibly signals that targets have been deactivated. There is no need to see the targets in order to deactivate them. Two sizes of the pads are available, both of which have a very low profile on the counter top of 3/4" or less.

     Targets

   All targets contain an electronic circuit that unless deactivated (disposable targets) or removed (reusable targets), triggers an alarm when passed through the sensors. Customers can choose from a wide variety of targets, depending on their merchandise mix. Targets can be applied either in-store or at the point of manufacture.

     Disposable Targets

   Disposable security targets are affixed to merchandise by pressure sensitive adhesive or other means. These range in size from 1.125" x 1.5" to 2.0" x 3.0", enabling retailers to protect smaller, frequently-pilfered items. Disposable targets must be deactivated at the point-of-sale, either manually or electronically, or passed around the sensors. Checkpoint provides labels compatible with a wide variety of standard pricemarking/barcoding printers. Checkpoint's labels can be integrated with printers from Sato, Zebra, Monarch, Printronix and Sobar. When used with electronic deactivation equipment, they represent the Cheklink(R) concept, developed to combine pricing, merchandising, data collection and protection in a single step. Targets can be applied at the vendor level, in the distribution center or in-store. Under the Company's Impulse(R) program tags can be embedded in products or packaging at the point-of-manufacture or packaging. For fiscal years 1994, 1993, and 1992, the percentage of the Company's net revenues from disposable targets was 29%, 30% and 32%, respectively.

   In 1992, the Company was licensed to sell and provide targets in roll form for the Model 4021 label applicator (Pathfinder(R)) printer manufactured by Monarch Marking Systems. This product is a sophisticated electronic portable bar code label printer and applicator ideal for use in high volume mass merchandise, drugstore and supermarket applications. In addition, Pathfinder has a self-contained keyboard which allows for easy entry of various types of label data including: bar code, price and size. The Pathfinder also has built-in scanning capability that can scan existing package bar codes, then print identical Checkpoint labels for application without obscuring important product information.

   The Company has entered into a business agreement with Hobart Corporation, a manufacturer and distributor of weigh scales, label printers and meat wrappers used in supermarket meat rooms. The Company's Hobart tag, 1315 Series, is compatible with the Hobart weigh scales Model 5000 T/TE and Model 18VP. This labor-saving tag is integrated with the Hobart Weigh Scale/Printer to display the weight and price of the item.

   In addition, the Company has an agreement with A&H Manufacturing, the dominant U.S. supplier of costume jewelry cards, which grants A&H the right to embed Checkpoint targets in cards during manufacturing.

     Reusable Targets

   Reusable security targets fall into two categories. Flexible targets are plastic-laminated tags used in a variety of markets that are removed at the point-of-sale. Hard targets consist of a target and a locking mechanism within a plastic case. They are used primarily in the apparel market and present a visible psychological deterrent. Both flexible and hard targets use a nickel-plated steel pin which is pushed through the protected item with a magnetic fastener. These targets can also be attached with a lanyard using the magnetic fastener. An easy-to-use detacher unit removes reusable targets from protected articles without damage. For 1994, 1993, and 1992, the percentage of the Company's net revenues from reusable targets was 12%, 12% and 8%, respectively.

   The Company also supplies the UFO hard target. The UFO hard target design combined with a superior locking device makes the UFO, in the opinion of the Company's management, a difficult hard target to defeat. The UFO tag, due to its patented design, combines a unique conical shape with an interior antenna which, due to its placement at an angle, provides a tag which can be detected in the system better than tags in which the interior
   antenna is placed in a flat position.   During 1993, the Company began
   manufacturing the Teardrop hard target, which is made to function only with the QS1500 and QS1600 systems, primarily used in the apparel market.

   During 1993, the Company also introduced a line of fluid tags marketed under the name ChekInk(R) which provides a cost-effective second line of defense against shoplifters. Unauthorized removal of these targets will cause sealed vials of dye to break open, rendering the garment unusable. ChekInk serves as a practical alternative to chaining down valuable merchandise. Ideal for use in department stores, mass merchandisers, and sporting goods stores, ChekInk can be removed quickly and easily at check-out in the same manner as the reusable targets.

   During 1994, the Company entered into a business agreement with MW Trading ApS, a manufacturer and distributor of home entertainment security products, to license and manufacture these products for the North and South American marketplace.

   Access Control Systems

   The electronic access control Threshold(R) product line consists of seven systems, ranging from small, relatively simple systems, to large, sophisticated systems which provide a maximum degree of control, monitoring and reporting. For fiscal years 1994, 1993, and 1992, the percentage of the Company's net revenues from access control systems was 5%, 5% and 6%, respectively.

   The Threshold product line features a Distributed Network Architecture
   (TM)which means no single point of failure can affect the entire system. These systems are capable of controlling up to 500 doors for access control and up to 50,000 cardholders. The incorporation of alarm monitoring and point control (i.e. turning lights on or off) are also integral features of all seven Threshold systems.

   The use of Threshold Remote Software Package allows the connection of controllers from anywhere in the country via telephone lines. This functionality opens major markets for communications, utilities and large scale customers with remote facilities to manage.

   All electronic access control systems can also monitor other occurrences, such as a change in the status of environmental systems, motors, safety devices or any controller with a digital output. While monitoring these controllers, any output can, by a pre-programmed decision, cause an alarm to sound or another event to occur.

   The Company has several proprietary proximity card/tag and reader systems for all environments. The Mirage(R) family of readers provides the fastest card verification in the industry and the release of the Mirage SGR allows these readers to be directly mounted on metal without degradation in performance. The Mirage SG provides the same read performance in a smaller more aesthetically pleasing package.

   The proximity cards are comprised of a custom-integrated circuit implanted in a plastic card or key tag which is powered by RF energy transmitted from a reader unit located at the entrance to a controlled door. Access is gained after a reader controller unit verifies a code transmitted by the card. The proximity card cannot be copied or duplicated due to the use of a programmed integrated circuit. In addition, a Mirage reader unit can be protected from environmental damage or vandalism by installing it inside a wall or behind a glass window. A Mirage reader unit is usable throughout the Threshold product line.

      POS Monitoring Systems

   In December 1991, the Company licensed the worldwide rights to a POS monitoring system that is marketed under the name Viewpoint(R). Viewpoint records and stores on videotape every transaction at each check-out, both the visual and the individual transaction data. Viewpoint connects directly to the point-of-sale network using a PC compatible computer and fixed CCTV cameras usually mounted inside domes affixed to a retailer's ceiling. Because all transaction data is stored in the computer's relational data base, user-generated reports can match questionable transactions to events recorded on the tape. The system also features a remote dial-in capability that allows users to monitor multiple store locations from one site, significantly lowering personnel costs.
   Viewpoint can be linked to Checkpoint EAS systems in order to record incidents that have caused the EAS system to register an alarm. For fiscal years 1994, 1993, and 1992, sales for both Viewpoint and CCTV represented less than 3% of the Company's net revenues.

   Principal Markets, Distribution, and Marketing Strategy
   -------------------------------------------------------

   The Company markets its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandiser and music/electronics) and soft goods (apparel). The Company is a market leader in the supermarkets, drugstores and mass merchandiser market segments with such customers as Caldor, Lucky's Grocery, Ralph's, Rite-Aid, Target and Walgreens.

   In early 1995, the Company acquired Alarmex which designs and provides CCTV, POS monitoring and fire alarm systems to over 9000 retail sites in the U.S.

   The Company believes the acquisition of Alarmex complements the Company's current CCTV and POS monitoring products. With the acquisition of Alarmex, the Company is able to offer its customers a broader and more sophisticated range of CCTV and POS monitoring products. In addition, the acquisition of Alarmex enables the Company to enter the burglar and fire alarm market with related central station alarm monitoring capabilities.

   The U.S. Department of Commerce estimates that over 15% of retail costs are attributable to inventory "shrinkage" (the value of goods which are not paid for). Shrinkage is caused primarily by shoplifting and employee theft. Industry sources estimate that shrinkage is a $30 billion annual problem for the U.S. retail industry and a concern of at least a comparable magnitude throughout the rest of the world.

   Sophisticated data collection systems (primarily bar-code scanners) available to retailers have highlighted the shrinkage problem and, consequently, retailers now realize that the implementation of an effective electronic security system can significantly increase profitability. Accordingly, the retail industry is becoming increasingly focused on theft prevention.

   Industry sources estimate there are approximately 330,000 major retail locations in the United States that would benefit from the installation of an EAS system and the Company estimates that less than one-third of these locations have installed systems. The Company believes, moreover, that in the hard goods market less than 10% of such sites are EAS protected. While industry sources expect the growth of EAS systems in the retail soft goods market to be about 5% to 10% annually, the retail hard goods market is expected to grow at approximately 20% per year over the next five years, thus providing an even more significant growth opportunity.

   Retailers generally apply the targets used in EAS systems at the retail site. Retailers have expressed interest in moving the insertion or application of the targets to the point of manufacture ('source tagging'). Manufacturers have been receptive to source tagging in light of the potential increase in product volume (that is, more sales at the retail level due to easier customer access to products). According to one fragrance manufacturer's study, self-service fragrance sales are 60% greater than sales of products kept under lock and key. In addition, a study, conducted for the Company by Management Horizons, a division of Price Waterhouse, reported that consumers made to wait in line or search for a salesperson to buy batteries or camera film are likely to forego the purchase. The Company believes that source tagging provides retailers, manufacturers and retail customers with distinct benefits, principal among which are: enhanced protection from theft, activation and deactivation without the need for special training of store employees, more open display of merchandise resulting in increased sales for manufacturers and reduced costs for retail products.

   In order to interact more closely with retailers and better understand and respond to their needs (including reducing shrinkage and providing retailers with enhanced sales opportunities through more open display of merchandise), the Company is pursuing the following strategies:

      - Expanding its direct sales and service capabilities in strategic geographic areas;

      -  Broadening its product lines;

      - Increasing its penetration of the hard goods retail market (currently estimated to be less than 10% penetrated by the EAS industry);

      -  Continuing to promote source tagging;

      - Continuing to improve the Company's highly integrated and state-of-the-art manufacturing processes and technologies; and

      - Continuing to explore strategic acquisitions or start-up opportunities in the following areas: international direct distribution, a second source of manufacturing capacity and product line diversification within the Company's core businesses.

   The Company promotes its products primarily through(i) comprehensive tag and equipment sales and product brochures, (ii) emphasizing environmental benefits by promoting reduced packaging through source tagging, (iii) extensive trade show participation and (iv) targeting specific retail markets that offer substantial opportunity for growth (i.e., supermarkets).

   Strategies to increase acceptability of source tagging are to (i) intensify vertical market focus into key product segments where RF technology is the only logical choice, such as liquors; (ii) expand source tagging activities into international markets; (iii) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (iv) expand RF target products to accommodate more packaging schemes.

   Distribution
   ------------

        EAS Systems

   The Company sells its EAS systems principally throughout North America and Europe. During 1994, EAS revenues from outside the United States (principally Europe and Scandinavia) represented approximately 39% of the Company's net revenues.

   In the United States, the Company markets its EAS products through its own sales personnel, independent representatives and independent dealers. Independent dealers accounted for less than 1% of the Company's net revenues in the United States during 1994. The Company, at December 25, 1994, employed 79 salespeople who sell the Company's products to the domestic retail market and who are compensated by salary plus commissions. The Company's independent representatives sell the Company's products to the domestic library market on a commission basis. At the end of 1994, the Company had 27 such independent representatives. Three members of the Company's sales management staff are assigned to manage and assist these independent representatives. Of total EAS domestic revenues during 1994, 92% was generated by the Company's own sales personnel.

   Internationally, the Company markets its EAS products principally through various foreign subsidiaries which sell directly to the end user and through independent distributors. The Company's foreign subsidiaries, as of December 25, 1994, employed a total of 102 salespeople who sell the Company's products to the retail and library markets. The Company's international sales operations are currently located in Western Europe, Canada, Mexico, Argentina and Australia ("see Marketing Strategy").

   Until 1993, the Company's sales in Western Europe were made principally through distributors. In mid 1993, the Company acquired a competing EAS company in Western Europe. In 1994, the European market was characterized by intense price competition as competitors endeavored to retain market shares.

   Independent distributors accounted for 21% of the Company's international revenues during 1994. Foreign distributors sell the Company's products to both the retail and library markets. The Company's distribution agreements generally appoint an independent distributor for a specified term as an exclusive distributor for a specified territory. The agreements require the distributor to purchase a specified dollar amount of the Company's products over the term of the agreement. The Company sells its products to independent distributors at prices significantly below those charged to end-users because the distributors make volume purchases and assume marketing, customer training, maintenance and financing responsibilities.

        Access Control Systems

   The Company's electronic access control sales personnel, together with manufacturers' representatives, market its electronic access control products to approximately 150 independent dealers. The Company employs five salespeople who are compensated by salary plus commissions. The Company's one manufacturer's representative is compensated solely by commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

    POS Monitoring Systems/CCTV

   The Company markets the POS monitoring products throughout the world through its own sales personnel. Sales of the POS monitoring products are sold to the Company's existing EAS retail customers along with those retailers that currently do not have the Company's EAS products.

   Salespeople
   -----------
   The Company presently employs approximately 180 salespeople.
   They are an experienced, effective sales force and one of the Company's most important assets. On the average, the sales people have over four years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

   Backlog
   -------
   The Company's backlog of orders was approximately $7,053,000 at December 25, 1994, as compared with approximately $6,673,000 at December 26, 1993. The Company anticipates that substantially all of the backlog at the end of 1994 will be delivered during 1995. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business. The Company's business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

   Technology
   ----------
   The Company believes that its patented and proprietary technologies are important to its business and strategies for growth and provide it with distinct competitive advantages. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. Substantially all of the Company's revenues were derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor, including Sensormatic, could not develop a product comparable to that of the Company.

        EAS

   The Company is the exclusive worldwide licensee of Arthur D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAS products and manufacturing processes. The Company pays a royalty to ADL ranging from 2% to 5% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

   Royalties amounted to approximately 1.8% of EAS net revenues for each of the years, 1994, 1993 and 1992. The term of the license is coterminous with the patents, the first of which expired in 1991 and the last of which will expire in 2007. In addition, the Company has other less significant licenses covering certain sensors, magnetic labels and fluid tags. These licenses arrangements have various expiration dates and royalty terms.

     Electronic Access Control

   The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid.

   Royalty expense for fiscal years 1994, 1993 and 1992 was approximately .6% of the Company's electronic access control net revenues.

     POS Monitoring Systems/CCTV

   The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.

   Manufacturing, Raw Materials and Inventory
   ------------------------------------------
    EAS

   The Company manufactures most of its products in state-of-the-art facilities located in Puerto Rico and the Dominican Republic and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to market demand which results in a distinct competitive advantage.

   As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving engineering, manufacturing, marketing and customers early in the development process.

   Management of the Company believes that it has the manufacturing capability to satisfy its projected production needs in the foreseeable future. While the Company sold over 950 million disposable RF targets in 1994, it has the current manufacturing capacity to produce as many as three billion disposable RF targets per year at a low cost. In addition, with the expenditure of approximately $2.5 million, the Company could increase its capacity to produce as many as eight billion disposable RF targets annually.

   The Company purchases raw materials from outside suppliers and assembles electronic components for the majority of its sensor product lines at its facilities in Puerto Rico. For its target production, the Company purchases raw materials and components from outside sources and completes the manufacturing process at its facilities in Puerto Rico (disposable targets) and the Dominican Republic (reusable targets). Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The principal raw materials and components used by Checkpoint in the manufacture of its targets are electronic components for its systems, aluminum foil, resins, and paper used for its disposable tags, ferric chloride solutions for the Company's etching operation of disposable tags and printed circuit boards. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. In general, there is an adequate supply of raw materials to satisfy the needs of the industry. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

     Access Control Systems

   The Company purchases raw materials from outside suppliers and assembles the electronic components for controllers, proximity cards and proximity readers at its facilities in the Dominican Republic and Puerto Rico. For non-proximity electronic access control components, the Company subcontracts manufacturing activities. All electronic access control final system assembly and testing is performed at the Company's facilities in Thorofare, New Jersey.

    POS Monitoring Systems/CCTV

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

   The acquisition of Alarmex provides the Company with facilities and expertise dedicated to CCTV systems.

   Competition
   -----------
    EAS

   Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company has one principal global competitor - - Sensormatic Electronic Corporation ("Sensormatic"). Sensormatic, a fully integrated supplier of electronic security systems to retail and other markets, has a dominant market share of the electronic security systems industry, with approximately 68% of the global market for electronic security systems. Management estimates that the Company's market share in the EAS industry is approximately 15%. With revenues of approximately $656.0 million for its most recent fiscal year, Sensormatic has economic and other resources substantially greater than those of the Company.

   Within the U.S. market additional competitors included Knogo North America, Inc.("Knogo"), principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, Actron AG, ("Actron"), a subsidiary of ADT. Inc., Knogo (whose international operations were purchased by Sensormatic on December 29, 1994)and Esselte Meto, along with Sensormatic, are the Company's most significant competitors. The markets served by the Company and its competitors is price sensitive. In 1994, the Western European markets were characterized by intense price competition as participants adjusted prices to retain market shares. This price competition is expected to continue through fiscal year 1995.

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

   Electronic Access Control

   The Company's electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems.

   Major competitors are Cardkey Systems, Inc., Software House, Inc. and Westinghouse Security, Inc. All three competitors are subsidiaries of much larger companies that have substantially greater resources than the Company. The Company believes that its products offer higher reliability than those of its competitors.

    POS Monitoring Systems/CCTV

   The Company's POS Monitoring products compete primarily with similar products offered by Sensormatic and Knogo. The Company believes that its products represent a technological advancement over those of its competitors, particularly with respect to recording and retrieval of transaction information.

   Research and Development

   The Company has increased its research and development activities during the past four years over the prior levels. The Company expended approximately $4,877,000, $5,392,000 and $4,498,000 in research and development activities during 1994, 1993 and 1992, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company and an expansion of the markets and applications for the Company's products. The Company's continued growth in revenue can be attributed, in part, to the products and technologies resulting from these efforts.

   Another important source of new products and technologies has been the Company's acquisitions of companies and products during the last few years. The Company is expected to make acquisitions of related businesses or products consistent with its overall product and marketing strategies.

   Over the last three years, the Company has introduced 43 new products. Currently, the Company has under development approximately 60 product development or enhancement projects. In addition, the Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

   Employees
   ---------
   As of December 25, 1994, the Company had 1,804 employees, including nine officers, 61 persons engaged in research and development activities and 196 persons engaged in sales and marketing activities. None of the Company's employees are represented by a union.

   Financial Information About Domestic and Foreign Operations
   -----------------------------------------------------------
   The following table sets forth certain information concerning the Company's domestic and foreign operations for each of the last three
   fiscal years.         Geographic Area        1994      1993      1992
                         ===============        ====      ====      ====
                                                       (Thousands)
   Net revenues from     From United States    $88,211   $71,834  $72,166
    unaffiliated         and Puerto Rico
    customers

   Net revenues from     Western Europe,       $40,120   $21,200  $     -
    foreign subsidiaries Canada, Mexico,
                         Argentina, and
                         Australia

   Export net revenues   Primarily Europe      $10,430   $12,163  $22,732
                         and Scandinavia

   Domestic earnings     From United States,   $ 6,931   $ 1,720  $ 4,891
    before income taxes  Puerto Rico, and
                         Dominican Republic

   Foreign earnings      Western Europe,       $ 1,446   $   351  $     -
    before income taxes  Canada, Mexico,
                         Argentina and
                         Australia

   Domestic identifiable In United States,     $92,285   $78,982  $74,333
    assets               Puerto Rico, and
                         Dominican Republic

   Foreign identifiable  Western Europe,       $35,640   $26,017  $     -
    assets               Canada, Mexico,
                         Argentina, and
                         Australia

   Item 2.   PROPERTIES

   The Company's headquarters and distribution center are in leased facilities located in Thorofare, New Jersey. Of the total 104,000 square feet, approximately 64,000 square feet are used for office space and approximately 40,000 square feet are used for storage facilities. The Company has entered into a twelve year lease for the facilities starting in 1995. The annual rent during each year of the first five years starting in 1995 is $692,000.

   The Company's principal manufacturing facility for the production of most of its products is located in Ponce, Puerto Rico. This two-story building, which was completed in 1990, is owned by the Company and contains approximately 95,000 square feet. Included in the 95,000 square feet is approximately 11,000 square feet of office space and approximately 14,000 square feet of warehouse space. In addition, the Company leases a manufacturing and development facility in Puerto Rico near the manufacturing facility containing approximately 9,000 square feet. The lease expires in 1997 with an annual rent of $31,000.

   The Company also leases two manufacturing facilities in the Dominican Republic. One facility, located in La Vega, contains approximately 33,000 square feet. It includes approximately 3,900 square feet of office space and approximately 3,000 feet of warehouse space. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in December 2005 with an annual rent of $17,550. The other facility, located in Los Alcarrizos, contains approximately 34,000 square feet. It includes approximately 1,800 square feet of office space and approximately 10,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security targets. The lease for the Los Alcarrizos property expires in December 2001 with an annual rent of $30,000. The leases for both locations have been prepaid for their entire terms.

   The Company's foreign subsidiaries maintain various sales and distribution locations in Australia, Argentina, Belgium, Canada, France, Germany, Mexico, The Netherlands, Sweden and United Kingdom. The locations have an average of 3,600 square feet of office space and an average of 1,800 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to five years with an average lease payment of $34,200 in 1995.

   Item 3.  LEGAL PROCEEDINGS

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review an Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized approximately $1.9 million in patent defense costs, which is included in 'Intangibles' as of December 25, 1994. The ultimate resolution is undetermined at this time due to the various courses of action available to management. The Company has appealed this determination to the appropriate United States Court of Appeals. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in a less than successful defense of the patents in question the deferred patent costs(approximately $1.9 million at December 25, 1994) will be written off as a charge to earnings at the time of such resolution.

   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. The Court has set a date in early April 1995 to hear arguments on the Company's motion to dismiss the complaint and has also set a date in mid April 1995 to hear testimony and arguments relating to Actron's motion to enjoin the Company from allegedly using Actron's confidential information. Discovery by both parties has commenced. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty and the lawsuit is still in its very preliminary stages, the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

   On March 2, 1995, as a result of a private complaint filed in Switzerland by Actron against three of its former employees who are now employees of the Company's Swiss subsidiary, Swiss authorities questioned two of these employees regarding alleged improper possession and/or use of confidential information and proprietary data allegedly belonging to Actron. In addition, Swiss authorities took possession of certain files from the homes of the employees questioned and from the office of the Company's Swiss subsidiary. The Company has not been advised that it is the subject of any legal proceeding in Switzerland. The Company believes that Actron's private complaint (and the resultant actions of the Swiss authorities) are directly related to the Company's litigation with Actron as described above.

   Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   No matter was submitted during the fourth quarter of 1994 to a vote of security holders.

   Item A.   EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:
                                 OFFICER
      NAME                AGE    SINCE     POSITIONS WITH THE COMPANY
   Kevin P. Dowd          46     1988   President, Chief Executive Officer,
                                        Chief Operating Officer, and Director

   Luis A. Aguilera       46     1982   Senior Vice President - Manufacturing

   Steven G. Selfridge    39     1988   Senior Vice President - Operations,
                                        Chief Financial Officer and Treasurer

   Mitchell T. Codkind    35     1992   Corporate Controller and Chief
                                        Accounting Officer

   Muns A. Farestad       46     1990   Vice President - Research and
                                        Development

   William J. Reilly, Jr. 46     1989   Senior Vice President - Americas' and
                                        Pacific Rim

   Michael E. Smith       39     1990   Senior Vice President - Marketing and
                                        Western European Operations

   Neil D. Austin         48     1989   Vice President - General Counsel and
                                        Secretary

   Lukas A. Geiges        56     1995   Senior Vice President - International
                                        Development of Checkpoint Systems
                                        International B.V.

   Mr. Dowd has been President, Chief Executive Officer and a director of the Company since January 1, 1995 and President and Chief Operating Officer of the Company since August 1993. He was Executive Vice President of the Company from May 1992 to August 1993. Mr. Dowd was Executive Vice President - Marketing, Sales and Service from April 1989 to May 1992 and Vice President of Sales from August 1988 to April 1989. Prior to joining the Company, Mr. Dowd was Director - Industrial Products Group, Mars Electronics from January 1987 to July 1988.

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

   Item A.   EXECUTIVE OFFICERS OF THE REGISTRANT (continued)


   Mr. Farestad has been Vice President - Research and Development since October 1990. He was Director of Process Engineering and Shared Resources from January 1989 to October 1990 and Director of Manufacturing Engineering from July 1987 to January 1989.

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

   Mr. Geiges has been Senior Vice President - International Development of Checkpoint Systems International B.V. since April 1994 and is considered to be a person who makes a significant contribution to the Company's business. Prior to joining the Company, Mr. Geiges was a consultant to the Actron AG Board of Directors from 1993 to March 1994. Mr. Geiges was President and Chairman of the Board with Actron AG, a member of the ADT Group, from 1988 to 1993. Mr. Geiges has advised the Company that, on March 2, 1995, he was questioned by Swiss authorities with respect to alleged improper possession and/or use of proprietary data and confidential information allegedly belonging to Actron AG, his former employer. The Company is involved in litigation with Actron AG. See "Legal Proceedings" above.


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

                                                           High        Low
                                                           ----        ---
                                                            Closing Price
 1993:
            First Quarter ............................    20 1/8      8 3/4
            Second Quarter ...........................    12 7/8      8 3/4
            Third Quarter ............................    11 3/4      8 1/8
            Fourth Quarter ...........................    14          8 1/2

      1994:
            First Quarter ............................    14 1/2     10 3/8
            Second Quarter ...........................    17 1/4     12 3/4
            Third Quarter ............................    18 7/8     14 7/8
            Fourth Quarter ...........................    21 1/2     16 3/8

   As of February 21, 1995, there were approximately 1,549 record holders of the Company's Common Stock.

   The Company has never paid a cash dividend on the Common Stock, does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments from paying dividends. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs) and other factors.

   Item 6.       SELECTED ANNUAL FINANCIAL DATA

                       1994       1993         1992        1991        1990
                     ========   ========     ========    ========    ========
                                (Thousands, except per share data)
   FOR YEARS ENDED:
   Net revenues     $128,331    $ 93,034     $ 72,166    $ 52,943   $ 56,742
   Earnings before
     income taxes   $  8,377    $  2,071     $  4,891    $    635   $  6,707
   Income taxes
   (benefit)        $  2,094    $    456     $    463    $    127       (225)
   Net earnings     $  6,283    $  1,615     $  4,428    $    508   $  6,932
   Earnings per
    common share    $    .58    $    .16     $    .45    $    .05   $    .72

   AT YEAR-END:
   Working capital  $ 39,427    $ 27,984     $ 25,792    $ 14,245   $ 17,915
   Long-term debt   $ 35,556    $ 24,302        9,322    $    783   $      -
   Shareholders'
    equity          $ 61,303    $ 53,779     $ 51,061    $ 42,087   $ 41,321
   Total assets     $127,925    $104,999     $ 74,333    $ 57,675   $ 53,129

                               SELECTED QUARTERLY FINANCIAL DATA
                                           QUARTERS (unaudited)
                           --------------------------------------------
                       First      Second       Third       Fourth       Year
                       -----      ------       -----       ------       ----
                                  (Thousands, except per share data)
   1994
   ----
   Net revenues       $26,223     $28,656     $33,928      $39,524   $128,331
   Gross profit       $12,262     $13,552     $17,023      $19,134   $ 61,971
   Net earnings       $   526     $ 1,067     $ 2,162      $ 2,528   $  6,283
   Earnings per
    common share      $   .05     $   .10     $   .20      $   .23   $    .58

   1993
   ----
   Net revenues       $20,016     $18,026     $26,604      $28,388   $93,034
   Gross profit       $ 8,700     $ 6,880     $11,385      $11,648   $38,613
   Net earnings       $   507     $   884     $   112      $   112   $ 1,615
   Earnings per
    common share      $   .05     $   .09     $   .01      $   .01   $   .16

                                CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Item 7.

      Overview

   The Company is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary RF technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. In fiscal year 1991, the Company's revenues declined 6.7% from the prior fiscal year at a time of substantial growth in the industry. As a result, the Company's current management adopted a new strategy which focused on introducing new products to meet retailers' needs, moving to direct distribution internationally through strategic acquisitions increasing the number of direct sales and service personnel and making substantial investments in its manufacturing facility in Puerto Rico to increase its manufacturing capacity and further integrate the manufacturing of its disposable targets. The costs associated with the implementation of this strategy have been significant and have impacted the Company's profitability. In management's opinion, however, these investments have positioned the Company for the future.

     Net Revenues

   The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring revenues and, to some extent, prices. Since 1991, the Company's unit volume of sales has increased dramatically. During that time the Company has introduced over 40 new products. Increases in the Company's U.S. direct sales personnel and, through various acquisitions, the establishment of a direct sales force in ten other countries, have resulted in the Company's total sales force growing to approximately 180 as of December 1994 as compared to 47 as of September 1991. In addition, sales of the Company's disposable targets and field service revenues related to sensors and deactivation units provide a significant and growing source of recurring revenues. The Company's increasing base of installed systems also results in additional unit volume. For fiscal year 1994, approximately 37% of the Company's net revenues were attributable to sales of disposable targets and service to its installed base of customers.

   The Company's unique and proprietary product line has enabled it to increase its domestic prices over the past four years. These price increases, however, have been substantially offset by volume discounts offered to national retailers. Internationally, in fiscal year 1993 prices were favorably impacted by moving to direct sales in various countries. In fiscal year 1994, however intense price competition in Western Europe significantly impacted selling prices as competitors moved to protect market shares. This price sensitivity in Western Europe in expected to continue and perhaps intensify in 1995.

                             CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Overview (continued)

        Cost of Revenues

   The principal elements comprising cost of revenues are product cost, development cost and field and installation cost.

   Across all of the Company's product lines, product costs average approximately 40% of net revenues. The components of cost of revenues are as follows: 74% -- material, 14% -- labor, and 12% -- manufacturing overhead. The primary raw materials used in the manufacture of the Company's products include electronic components for its systems, aluminum foil, resins, and paper used for its disposable tags, ferric chloride solutions for the Company's etching operation of disposable tags and printed circuit boards. Although aluminum, resins and paper are subject to some commodity pricing, in recent years the Company has generally been able to offset price increases through volume purchasing and manufacturing efficiencies.

   The Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a significant cost advantage over its competitors. The Company expects volume increases to result in a decrease of product cost as a percentage of net revenues because of the Company's substantial available manufacturing capacity and its ability to more broadly distribute its fixed manufacturing costs over more units.

   For fiscal year 1994, field service and installation costs approximated 8% of net revenues and include ongoing product service costs and installation costs. The Company believes that it has and will continue to make product design changes which improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues.

     Selling, General and Administrative Expenses

   For fiscal year 1994, sales, marketing and customer service comprised approximately 60% of all selling, general and administrative expenses. Selling, general and administrative expenses have increased significantly due to an expansion of the Company's sales force both domestically and internationally (through acquisitions) from a September 1991 sales force of 47 people to a December 1994 sales force of approximately 180. During this same period, significant investment was also made in the establishment of a multifaceted product management team and a professional customer service organization.

                               CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

   Overview (continued)

        Taxes

   The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under section 936 of the Internal Revenue Code ('Section 936') and are substantially exempt from Puerto Rican income taxes. As a result, the Company's effective tax rate for fiscal 1994 was 25%. Changes to Section 936 resulting from the Revenue Reconciliation Act of 1993 are not expected to have an impact on the Company's tax status from earnings generated by the operations in Puerto Rico as a result of substantial investments made by the Company in property, plant and equipment combined with the large workforce currently employed by the Company at the facility. The Company anticipates that its effective tax rate may increase in fiscal year 1995 and beyond due to (i) increased net income due to the acquisition of Alarmex and other possible acquisitions, (ii) a change in U.S. tax laws resulting in a partial tax on
   Section 936 earnings, whether or not such earnings are repatriated and
   (iii) additional taxable income attributable to foreign jurisdictions where tax rates may be marginally higher than in the U.S.


        Exposure to International Operations

   Prior to fiscal year 1993, substantially all the Company's international sales were made to distributors and were paid in U.S. dollars. As a result of the Company's strategy to increase its direct sales to customers (as opposed to sales through independent distributors), approximately 79.4% of the Company's international sales for fiscal year 1994 were made in local currencies. This increase in sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can adversely affect results. During fiscal year 1994, currency exchange losses amounted to $762,000 compared to losses of $327,000 for fiscal year 1993. The primary increase in the currency exchange losses from 1993 and 1994 was the result of the devaluation of the Mexican peso in late 1994. As a result of the peso devaluation and continued difficulties in Mexico, the Company's operations in Mexico could be negatively impacted during fiscal year 1995 but this is not expected to materially affect the Company's consolidated results.

   The Company sells product for international sales to its international subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation in local currencies. This method of sales and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

                           CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

   In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of December 25, 1994 the Company had currency exchange forward contracts totaling approximately $8.8 million. The contracts are in the various local currencies covering the Company's six Western European operations. The Company's operations in Canada, Argentina, Mexico and Australia were not covered by forward exchange contracts at December 25, 1994.

   The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal year 1995. In addition, the Company is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

      Seasonality

   The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year.

      First Quarter 1995

   Based upon the Company's sales in January and February 1995 and other factors, the Company currently believes that its results of operations for the first quarter of 1995, excluding the impact of the Alarmex Acquisition will be approximately breakeven or a slight loss. The Company also estimates that interest and amortization expenses and other charges and expenses related to the Alarmex Acquisition, to the extent not fully absorbed by Alarmex's revenues, could adversely impact earnings by up to an additional $0.03 per share for the first quarter of fiscal 1995.

   Anticipated first quarter 1995 sales will be affected by normal seasonality and stronger than expected shipments in December 1994. Expected results also reflect planned increases in expenses to support anticipated growth in the Company's business. Increased planned expenses over the first quarter of fiscal year 1994 include an increase of approximately $2 million in selling, general and administrative expenses and increased interest on higher debt incurred to finance expansion of the Company's business. The charges and expenses attributable to the Alarmex Acquisition include increased expenses related to inventory write-ups required by purchase accounting which will be charged over the first two quarters of fiscal
   1995 as this investory is sold, increased interest expense on debt incurred to finance the acquisition and refinance existing Alarmex debt and amortization of intangibles, including goodwill, arising from the acquisition.

                               CHECKPOINT SYSTEMS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 25, 1994
   ------------------------------------

        Overview

   In fiscal year 1994, the Company began to realize the full impact of acquisitions completed and new products introduced in fiscal year 1993. Net revenues increased by approximately $35.3 million over fiscal year 1993. Continued improvements in the cost of revenues as a percentage of net revenues resulted in a significant increase in incremental gross profit from that obtained in fiscal year 1993. This improvement was driven primarily by increased efficiencies in manufacturing (achieved through (i) closure of a high cost European manufacturing operation, (ii) improvement in manufacturing efficiencies of existing as well as newer generation products introduced in 1993 and (iii) higher unit volumes (contributing significantly to more efficient overhead absorption)) in Western Europe as a result of Company-sponsored direct sales activities (offset, however, by significant price reductions as a result of intense price competition). These factors combined to produce operating income of approximately $11.7 million during fiscal year 1994 compared to an operating loss of $.6 million in fiscal year 1993.

        Net Revenues

   Net revenues increased $35.3 million (or 37.9%) over fiscal year 1993 (from $93.0 million to $128.3 million). Domestic and international net revenues accounted for approximately 60.6% and 39.4%, respectively, of total net revenues compared to 64.1% and 35.9% in fiscal year 1993. Domestic EAS net revenues increased $17.1 million (or 31.3%) primarily as a result of increased unit sales. In addition, higher prices in certain product offerings and increases in recurring service revenues also contributed to the increase. International EAS net revenues increased $17.2 million (or 51.5%) primarily as a result of higher prices received by the Company as a result of direct sales as compared to selling through distributors. However, during fiscal year 1994 the Company's operations in Western Europe were significantly impacted by severe price competition as a result of ongoing efforts by competitors in that area to retain their respective market shares. These price reductions negatively impacted the Company's earnings from its international operations by approximately $3 million. This price competition is expected to continue and possibly intensify through fiscal year 1995.

                            CHECKPOINT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 25, 1994(continued)
   ----------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $12.0 million (or 21.9%) over fiscal year 1993 (from $54.4 million to $66.4 million). As a percentage of net revenues, however, cost of revenues decreased 6.8% (from 58.5% to 51.7%) compared to fiscal year 1993 primarily due to (i) increased production volumes resulting in favorable overhead absorption combined with greater manufacturing efficiencies, (ii) the relocation of European production into lower cost Caribbean based facilities and (iii) increased manufacturing efficiencies of existing as well as newer generation products introduced in fiscal year 1993. Combined, these items resulted in lowering production cost as a percentage of revenues by 1.8% (from 41.7% to 39.9%). Lower spending on research and development from the prior year (from $5.4 million to $4.9 million) as a result of the completion of new products during the past several years also contributed to reducing costs as a percentage of revenues by 2.0%. In addition, the Company's service costs were positively impacted by the introduction of new deactivation products, Counterpoint IV and V, with their increased deactivation heights thereby reducing the frequency of customers' failure to deactivate disposable labels. Increased service revenues without the cost for proportionately greater service personnel resulted in reducing service costs as a percentage of revenues by 3.0%.

        Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased $11.0 million (or 28.1%) over fiscal year 1993 (from $39.2 million to $50.2 million). As a percentage of net revenues, however, selling, general and administrative expenses decreased by 3.0% (from 42.2% to 39.2%). The higher expenses (in dollars) were due to (i) increases in variable selling expenses resulting from higher domestic sales (an increase of approximately $1.0 million versus fiscal year 1993) and (ii) increases in selling, general and administrative expenses resulting from the acquisitions made in fiscal year 1993 (an increase of approximately $9.0 million versus fiscal year 1993).

   Net Earnings

   Net earnings were $6.3 million or $.58 per share versus $1.6 million or $.16 per share for fiscal year 1993. The results for fiscal year 1993, however, include a one-time benefit of $3.5 million ($2.7 million after tax) from a settlement of a contract dispute with the Company's former exclusive distributor for Western Europe.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 26, 1993
   ------------------------------------
   Overview

   Fiscal year 1993 was characterized by a difficult transition from distribution to direct sales and introduction of new products with attendant start-up problems and expenses. Net revenues increased $20.9 million over fiscal year 1992. These revenues, however, generated only approximately $5.1 million of incremental gross profit. Factors adversely affecting gross margin were (i) increased manufacturing costs attributable to a European factory acquired in 1993 (and since closed) as part of Western European distribution operations,(ii) start-up manufacturing and installation inefficiencies related to the introduction of certain new high unit volume products and (iii) reduced unit sales in Western Europe (and consequently lower fixed cost absorption) attributable to the reorganization from distribution through independent distributors to direct sales in Western Europe. At the same time, due primarily to a change from distribution sales and related service to Company-sponsored direct sales and service in Western Europe, selling and related expenses (primarily direct and indirect sales and related product installation and service costs) increased by approximately $10.9 million over fiscal year 1992. These factors resulted in an operating loss of approximately $.6 million for the year.

        Net Revenues

   Net revenues increased $20.9 million (or 28.9%) over fiscal year 1992 (from $72.2 million to $93.0 million). Domestic and international net revenues were 64.1% and 35.9%, respectively, of total net revenues, compared to 68.7% and 31.3% for fiscal year 1992. Domestic EAS net revenues increased $9.4 million (or 20.7%) primarily as a result of unit volume increases across all major product lines and increases in service revenues. Domestically, these positive effects were somewhat offset by lower pricing from high volume national retailers. International EAS net revenues increased $10.8 million (or 47.6%), primarily as a result of higher unit volumes and price increases on reusable tags combined with significantly higher prices across other major product lines attributable to various acquisitions and start up operations made in late 1992 and throughout 1993 in numerous countries where the Company previously sold through distributors.

   Cost of Revenues

   Cost of revenues increased $15.8 million (or 40.8%) over fiscal year 1992 (from $38.7 million to $54.4 million). As a percentage of net revenues, cost of revenues increased 4.9% (from 53.6% to 58.5%) over fiscal year 1992 thereby reducing gross margin from 46.4% in fiscal year 1992 to 41.5% in fiscal year 1993. This decrease in gross margin was primarily due to the factors set forth in the first paragraph of this section.

                               CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS
   ---------------------
   For the Year Ended December 26, 1993 (continued)
   -----------------------------------------------

        Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased $10.9 million (or 38.4%) over fiscal year 1992 (from $28.3 million to $39.2 million) and by 2.9% as a percentage of revenues (from 39.3% to 42.2%). The higher expenses are primarily due to (i) increases in variable selling and marketing expenses resulting from higher domestic sales and (ii) sales, marketing and customer service costs borne by the Company which had been previously incurred by independent distributors.

        Net Earnings

   Net earnings were $1.6 million or $.16 per share versus net earnings of $4.4 million or $.45 per share for fiscal year 1992. Included in the fiscal year 1993 results is a one-time benefit of $3.5 million ($2.7 million after tax) from a settlement of a contract dispute with the Company's former exclusive distributor for Western Europe.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the net proceeds from the sale of the shares of Common Stock (discussed below), will be adequate for its working capital and capital expenditure requirements. Cash provided (used) by operating activities for fiscal years 1992, 1993 and 1994, was $1.5 million, $(6.3) million and $(7.6)
   million, respectively. In fiscal years 1993 and 1994, cash used by operating activities was negatively impacted by increases in accounts receivable and inventories relating to significant sales increases in those years and increases in rental equipment as a result of allowing retailers to either test equipment before finalizing a purchase decision or to lease the equipment under operating leases for a period which usually ranges from three to five years.

   The allowance for doubtful accounts showed a significant reduction between fiscal years 1993 and 1994 (from $2.2 million to $1.6 million) as a final determination was made as to the collectability of certain trade receivables which were acquired as part of the Company's acquisition of ID Systems in July of 1993. At the time of acquisition, the Company set up an appropriate allowance totaling $1.6 million in order to reflect the reduced value of this portfolio.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)



   During fiscal year 1994 the Company completed a private placement debt funding of $12 million. A significant portion of the proceeds were used to repay existing debt under the Company's long-term revolving credit facility. The remaining proceeds were used for general corporate purposes. At December 31, 1994, the Company had no availability remaining under its revolving credit facility with two banks. Subsequent to year end the Company completed a private placement debt funding of $15 million. In addition, the Company entered into a new $25 million revolving credit agreement with a group of banks to replace the existing $15 million in revolving credit indebtedness outstanding at year end. Of the $25 million available under the revolving credit agreement, at February 28, 1995 there was approximately $20 million outstanding at an interest rate of 7.63%, and $5 million available for future borrowings. A significant portion of the private placement funding proceeds, approximately $13 million, was used for the acquisition of Alarmex and the repayment of existing debt held by Alarmex at the time of acquisition. The balance of the private placement funding of approximately $2 million was used for general corporate purposes. Management continues to seek additional funding in order to support continuing worldwide growth. In this regard the Company has filed a Form S-3 registration statement under the Securities Act of 1933. This filing relates to an offering by the Company of 3,000,000 shares (not including 450,000 shares subject to the underwriters' over-allotment option) of the Company's common stock. The Company expects to complete this offering during the first half of 1995. The net proceeds to be received by the Company from this offering are expected to approximate $64 million. The proceeds of the offering which are discussed more fully in the Company's Form S-3 registration statement are expected to used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities ($24 million), (ii) repaying certain indebtedness under the Company's revolving credit line ($20 million) and (iii) funding the Company's leasing programs ($20 million).

                              CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

   LIQUIDITY AND CAPITAL RESOURCES (continued)
   ------------------------------------------

   The Company's capital expenditures were $6.1 million in fiscal year 1992, $4.6 million in fiscal year 1993 and $4.5 million in fiscal year 1994. The Company expects that for the next several years similar levels of investments in property, plant and equipment will be made. These capital expenditures will generally be used for expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. As part of its continuing strategy, the Company is exploring strategic acquisitions in the following areas: international direct distribution, a second source of manufacturing capacity and product line diversification within the Company's core businesses. In order to consummate a particular acquisition, the Company may require additional debt or equity financing.

   The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments limit the amounts available for dividends.

  Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Index to Consolidated Financial Statements

   Report of Independent Accountants......................................34

   Consolidated Balance Sheets as of December 25, 1994 and
      December 26, 1993...................................................35

   Consolidated Earnings Statements for each of the years
      in the three-year period ended December 25, 1994....................36

   Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 25, 1994..............36

   Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 25, 1994....................37

   Notes to Consolidated Financial Statements...........................38-53

   Financial Schedule

      Schedule II - Valuation and Qualifying Accounts...................57

   REPORT OF INDEPENDENT ACCOUNTANTS

   The Board of Directors and Shareholders
   Checkpoint Systems, Inc.

   We have audited the consolidated financial statements and financial statement schedule of Checkpoint Systems, Inc. and subsidiaries listed in item 14(a)of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Checkpoint Systems, Inc. and subsidiaries as of December 25, 1994 and December 26, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in Note 1 to the Financial Statements, in 1993, the Company changed its method of accounting for income taxes.

   COOPERS & LYBRAND L.L.P.
   2400 Eleven Penn Center
   Philadelphia, Pennsylvania
   February 15, 1995,
   except as to Note 17 for
   which the date is March 3, 1995

                          CHECKPOINT SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                 December 25,    December 26,
                                                     1994            1993
                                                 ------------    -----------
                     ASSETS                              (Thousands)
   CURRENT ASSETS
        Cash                                        $   944        $      -
        Accounts receivable, net of allowances
          of $1,570,000 and $2,237,000               33,290          24,239
        Inventories                                  29,486          25,450
        Other current assets                          4,385           5,213
        Deferred income taxes                         1,117               -
                                                    -------         -------
          Total current assets                       69,222          54,902
   PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       36,799          30,862
   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                          10,120           8,919
   INTANGIBLES                                        5,826           5,098
   DEFERRED TAXES, net of valuation allowance             -             479
   OTHER ASSETS                                       5,958           4,739
                                                    -------         -------
   TOTAL ASSETS                                    $127,925        $104,999
                                                    =======         =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                            $10,064         $ 9,716
        Accrued compensation and related taxes        2,635           1,907
        Income taxes                                  2,223             792
        Unearned revenues                             3,357           2,645
        Other current liabilities                     4,810           7,761
        Short-term borrowings and current portion
          of long-term debt                           6,706           4,097
                                                    -------         -------
          Total current liabilities                  29,795          26,918
   LONG-TERM DEBT, LESS CURRENT MATURITIES           35,556          24,302
   DEFERRED INCOME TAXES                              1,271               -
   COMMITMENTS AND CONTINGENCIES
   SHAREHOLDERS' EQUITY
        Preferred stock, no par value, authorized
          500,000 shares, none issued
        Common stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          11,278,511 and 10,979,198                   1,128           1,097
        Additional capital                           21,592          18,346
        Retained earnings                            46,789          40,506
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                 (2,542)           (506)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        61,303          53,779
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $127,925        $104,999
                                                    =======         =======
          See accompanying notes to consolidated financial statements.

                              CHECKPOINT SYSTEMS, INC.
                          CONSOLIDATED EARNINGS STATEMENTS
                                       1994             1993         1992
                                      -------          -------      -------
                                         (Thousands, except per share data)

   Net Revenues                      $128,331          $93,034       $72,166
   Cost of Revenues                    66,360           54,421        38,650
                                      -------          -------       -------
        Gross Profit                   61,971           38,613        33,516
   Selling, General and Administrative
      Expenses                         50,243           39,238        28,342
                                      -------          -------       -------
   Operating Income (loss)             11,728             (625)        5,174
   Contract Settlement Income               -            3,500             -
   Interest Income                        529              476           140
   Interest Expense                     3,118              953           423
   Foreign Exchange Loss                  762              327             -
                                      -------          -------       -------
   Earnings Before Income Taxes         8,377            2,071         4,891
   Income Taxes                         2,094              456           463
                                      -------          -------       -------
   Net Earnings                       $ 6,283          $ 1,615       $ 4,428
                                      =======          =======       =======
   Net Earnings Per Share             $   .58          $   .16       $   .45
                                      =======          =======       =======
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            Foreign
                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------  ------
                                            (Thousands)
   Balance,
    December 29, 1991   1,026    12,262   34,463   (5,664)       -    42,087
    Net Earnings                           4,428                       4,428
   Exercise of Stock
     Options               54     4,492                                4,546
                      -------   -------  -------  -------  -------   -------
   Balance,
    December 27, 1992   1,080    16,754   38,891   (5,664)       -    51,061
    Net Earnings                           1,615                       1,615
    Exercise of Stock
     Options               17     1,592                                1,609
   Foreign Currency
     Adjustments                                              (506)     (506)
                      -------   -------  -------  -------  -------   -------
   Balance,
    December 26, 1993   1,097    18,346   40,506   (5,664)    (506)   53,779
    Net Earnings                           6,283                       6,283
    Exercise of Stock
     Options               31     3,246                                3,277
   Foreign Currency
     Adjustments                                            (2,036)   (2,036)
                      -------   -------  -------  -------  -------   -------
   Balance,
    December 25, 1994 $ 1,128   $21,592  $46,789  $(5,664) $(2,542)  $61,303
                      =======   =======  =======  =======  =======   =======
           See accompanying notes to consolidated financial statements.
                               CHECKPOINT SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             1994       1993         1992
                                                     (Thousands)
   Cash inflow (outflow) from operating
     activities:
    Net earnings                             6,283      $ 1,615      $ 4,428
    Adjustments to reconcile net earnings
     to net cash provided by operating
      activities:
      Net book value of rented equipment
        sold                                 1,652        1,268          452
      Long-term customer contracts            (919)         421       (1,111)
      Depreciation and amortization          8,023        6,476        3,993
      Deferred Taxes                           633         (479)           -
      Provision for losses on accounts
        receivable                           1,221          520          88
     (Increase) decrease in current assets:
        Accounts receivable                (11,289)      (2,716)     (1,445)
        Inventories                        (13,095)     (10,792)     (7,169)
        Other current assets                   828       (2,024)       (833)
      Increase (decrease) in current
         liabilities:
        Accounts payable                      (669)       2,062       1,284
        Accrued compensation and related
          taxes                                728         (269)        727
        Income taxes                         1,431         (385)        819
        Unearned revenues                      712           (7)        220
        Other current liabilities           (3,151)      (2,007)         79
                                           -------      -------     -------
        Net cash provided (used) by
        operating activities                (7,612)      (6,317)      1,532
   Cash inflow (outflow) from investing    -------      -------     -------
     activities:
    Acquisition of property, plant and
      equipment                             (4,532)      (4,600)     (6,143)
    Proceeds of investment securities            -            -         825
    Acquisitions, net of cash acquired      (1,786)      (3,184)     (1,030)
    Patent defense costs                         -       (1,998)          -
    Other investing activities              (2,266)      (1,662)     (1,147)
                                           -------      -------     -------
        Net cash used by investing
          activities                        (8,584)     (11,444)     (7,495)
   Cash inflow (outflow) from financing    -------      -------     -------
     activities:
    Proceeds from stock options              3,277        1,609       4,546
    Proceeds of debt                        28,306       14,774       3,830
    Payment of debt                        (14,443)        (942)       (609)
                                           -------      -------     -------
        Net cash provided by financing
          activities                        17,140       15,441       7,767
   Net increase (decrease) in cash and     -------      -------     -------
    cash equivalents                           944       (2,320)      1,804
   Cash and cash equivalents:
     Beginning of year                           -        2,320         516
                                           -------      -------     -------
     End of Year                          $    944            -     $ 2,320
                                           -------      -------     -------
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

   Fiscal Year
   ----------
   The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 1994, 1993 and 1992 are for: the 52 weeks ended December 25, 1994, the 52 weeks ended December 26, 1993, and the 52 weeks ended December 27, 1992.


   Reclassifications
   -----------------
   Certain reclassifications have been made to the 1993 and 1992 financial statements and related footnotes to conform to the 1994 presentation.

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

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Excess of Purchase Price Over Fair Value of Net Assets Acquired
   ---------------------------------------------------------------
   The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over their economic useful lives which is considered to be 20 years. Accumulated amortization approximated $2,437,000 and $1,852,000 at December 25, 1994 and December 26, 1993,
   respectively.

   Research and Development Costs
   ------------------------------
   Research and development costs are expensed as incurred, and approximated $4,877,000, $5,392,000, and $4,498,000 in 1994, 1993 and 1992,
   respectively.

   Royalty Expense
   ---------------
   Royalty expenses incurred approximated $2,227,000, $1,619,000 and $1,279,000 in 1994, 1993, and 1992, respectively.

   Per Share Data
   --------------
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year. The number of shares used in the per share computations were 10,806,000
   (1994), 10,386,000 (1993), and 9,951,000 (1992).

   Intangibles
   -----------
   Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their useful lives of ten years or legal life, whichever is shorter. Accumulated amortization approximated $1,027,000 and $473,000 at December 25, 1994 and December 26, 1993, respectively.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. During 1994 and 1993, $743,000 and $575,000 of software development costs were capitalized. Accumulated amortization of these costs approximated $965,000 and $444,000 at December 25, 1994 and December 26, 1993,
   respectively.

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Taxes on Income
   ---------------
   In 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" was adopted. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. The adoption of this new standard did not have a material effect on the Company's financial statements. For 1992, taxes on income are determined under Accounting Principles Board Opinion 11 (APB 11) whereby the income tax provision is calculated under the deferred method. Generally, the deferred method recognizes income taxes on financial statement income and the tax effect of differences with taxable income are deferred at tax rates in effect during the period.

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

   Aggregate foreign currency transaction losses in 1994, 1993 and 1992 were $762,000, $327,000 and zero, respectively, and are included in "Foreign Exchange Loss" in the Consolidated Earnings Statement.


   2.  INVENTORIES
   Inventories consist of the following:
                                                    1994              1993
                                                    ----              ----
                                                           (Thousands)
            Raw materials                         $ 6,078           $ 8,256
            Work-in-process                           193               705
            Finished goods                         23,215            16,489
                                                   ------            ------
            Totals                                $29,486           $25,450
                                                   ======            ======

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   3.  PROPERTY, PLANT AND EQUIPMENT
   The major classes are:
                                                    1994              1993
                                                    ----              ----
                                                          (Thousands)
            Land                                  $   892           $   892
            Building                                9,751             9,733
            Equipment rented to customers          10,364             3,736
            Machinery and equipment                35,162            31,434
            Leasehold improvements                  1,129             1,949
            Leased equipment under capital
               leases                                  15                15
                                                  -------           -------
                                                  $57,313           $47,759
   Accumulated depreciation
               and amortization                   (20,514)          (16,897)
                                                  -------           -------
                                                  $36,799           $30,862
                                                  =======           =======


   4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

   The short-term debt and current portion of long-term debt at December 25, 1994 and at December 26, 1993 consisted of the following:

                                     December 25, 1994     December 26, 1993
                                     -----------------     ------------------
                                                   (Thousands)
   Current portion of Long-term Debt       $3,277               $1,733

   $2 million credit line held by
   Puerto Rico subsidiary with
   interest at 8.5%                         2,000                1,000

   Line of credit held by Argentine
   subsidiary with interest at 13.0%        1,429                1,215

   Various loans obtained by the
   Company's subsidiaries                       -                  149
                                          -------              -------
   Total short-term debt and
   current portion long-term debt         $ 6,706              $ 4,097
                                          =======              =======

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   5.  LONG-TERM DEBT
   The long-term debt at December 25, 1994 and December 26, 1993 consisted of the following:
                                     December 25, 1994     December 26, 1993
                                     -----------------     -----------------
                                                   (Thousands)
   $13 million credit line with
   interest at 8.5%                       $12,880              $17,830

   Seven year $7 million term
   note with interest at 4.9%               5,250                6,300

   Six year $8 million term note
   with interest at 6.5%                    7,059                    -

   Eight year $12 million private
   placement note with interest
   at 8.27%                                12,000                    -

   Acquisition of rights in a point
   of sale monitoring system with
   interest imputed at 6%                     281                  542

   Note payable for the purchase of
   licensing agreement                        300                    -

   Three year $1.4 million term note
   held by Canadian subsidiary with
   interest at 7.868%                         823                1,288

   Various loans obtained by the
   Company's subsidiaries                     240                   75
                                          -------              -------
   Total                                   38,833               26,035

   Less current portion                    (3,277)              (1,733)
                                          -------              -------
   Total long-term portion                $35,556              $24,302
                                          =======              =======

                            CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company has a Revolving Credit Agreement with its principal lending bank which currently provides a line of credit of up to $13,000,000 through May 1, 1996. At December 25, 1994, borrowings at $12,880,000 under this credit agreement were outstanding with an interest rate of 8.5%.

   In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 25, 1994, $5,250,000 was outstanding.

   In February 1994, the Company entered into a $8,000,000 six year loan agreement at a fixed rate of 6.5% with its principal lending bank. Three equal installments of $470,588 are due during each year for a total of $1,411,764 per year with interest due monthly. At December 25, 1994, $7,058,824 was outstanding.

   In March 1994, the Company entered into a $12,000,000 private placement debt funding agreement at a fixed rate of 8.27%. Principal payments of $4,000,000 annually are to be made starting in year 2000 with interest due semi-annually.

   The above loan agreements contain certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay dividends.

   Long-term debt also relates to the acquisition of a licensing agreement. Remaining payments of $100,000 under this note are due February 1995, February 1996 and February 1997.

   Long-term debt also relates to the acquisition of rights in a point-of-sale monitoring system being marketed under the name Viewpoint. One remaining payment of $280,500 under this note is due December 24, 1995. Interest has been imputed using a 6.5% annual rate. The amount due on December 24, 1995 is classified as a current portion of long-term debt.

   In October 1993, the Company's Canadian subsidiary entered into a three year $1.4 million term note to finance certain sales-type leases. Payments are due monthly with a fixed interest rate of 7.87%.

   The aggregate maturities on all long-term debt are:
                                           (Thousands)
             1995                            $3,277
             1996                            16,070
             1997                             2,562
             1998                             2,462
             1999                             2,462
             Thereafter                      12,000
                                            -------
             Total                          $38,833
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

   The Company amended, restated and renamed the 1987 plan in 1992 ("1992 Plan") allowing the Company to grant either ISOs or non-incentive stock options to purchase up to 3,000,000 shares of Common Stock (amended in 1992 from a previous level of 2,000,000 shares). Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive non-incentive stock options. Non-incentive stock options issued under the 1992 Plan through December 25, 1994 total 817,247 shares. At December 25, 1994, December 26, 1993 and December 27, 1992 a total of 208,500, 364,500 and 845,500 shares, respectively, were available for grant.

   All ISO's under the 1992 Plan expire not more than 10 years (plus six months in the case of non-incentive options) from the date of grant. Both ISO's and non-incentive options require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

   The 1992 Plan is administered by the Company's Compensation and Stock Option Committee of the Board of Directors. Of the options outstanding at December 25, 1994, options for 38,351 shares were not part of any plans and did not qualify as ISOs. Options that were fully vested and exercisable totaled 1,446,151 as of December 25, 1994.

   The following schedule summarizes stock option activity and status:

                                               1994        1993      1992
                                               ----        ----      ----
   Outstanding at beginning of year         1,593,464   1,281,114 1,639,500

   Granted                                    198,500     489,000   299,000
   Exercised                                 (298,313)   (168,650) (548,334)
   Canceled                                   (47,500)     (8,000) (109,052)
                                            ---------   ---------  --------
   Outstanding at end of year               1,446,151   1,593,464 1,281,114
                                            =========   ========= =========

   Price range of options outstanding        $4.88 to    $4.88 to  $4.88 to
           at end of year                     $17.25      $16.50    $13.50

   Price range of options exercised          $4.88 to    $4.88 to  $4.88 to
          during the year                     $16.50      $13.50    $13.50

                            CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   7.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments in 1994, 1993 and 1992, respectively, included payments for interest of $2,410,000, $860,000 and $423,000 and income taxes of $375,000, $638,000 and $123,000.

   Excluded from the 1994 Consolidated Statements of Cash Flows is a non-cash activity of $200,000 relating to the purchase of a licensing agreement in which the Company recorded the full cost of the agreement and the associated liability. Also excluded from investing activities in the Consolidated Statements of Cash flows are net transfers from inventory to property, plant and equipment of $9,059,000, $3,976,000 and $1,188,000 in 1994, 1993 and 1992 respectively, relating to equipment rented to customers.

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

                          CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.  INCOME TAXES
   The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rican income taxes.

   In 1991, the Company was granted a new local tax exemption agreement with a twenty year 90% local tax exemption retroactive to 1988 on both the target and sensor manufacturing operations.

   Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1994 and 1993, a provision was made for tollgate taxes and during 1992, no provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $24,321,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.


   The domestic and foreign components of earnings before income taxes are:

                                 1994           1993           1992
                                 ----           ----           ----
   Domestic                    $ 6,931        $ 1,720        $ 4,891

   Foreign                       1,446            351              -
                               -------        -------        -------
   Total                       $ 8,377        $ 2,071        $ 4,891
                               =======        =======        =======

   The related provision for income taxes consist of:


                                 1994           1993           1992
                                 ----           ----           ----
   Currently Payable                        (Thousands)
       Federal                $   914        $   369       $    632
       State                        -              5             94
       Puerto Rico                444            186           (263)
       Foreign                    103            375              -

   Deferred
       Federal                    176           (509)             -
       State                      (33)            30              -
       Puerto Rico                  -              -              -
       Foreign                    490              -              -
                              -------        -------        -------
   Total Provision            $ 2,094        $   456        $   463
                              =======        =======        =======

                         CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.  INCOME TAXES (continued)

   Deferred tax liabilities (assets) at December 25, 1994 and
   December 26, 1993 consist of:


                                                1994           1993
                                                ----           ----
                                                     (Thousands)

   Depreciation                              $   856       $    805
   Deferred maintenance                          260            318
   Unbilled receivable                           155            138
                                             -------       --------
   Gross deferred tax liabilities              1,271          1,261
                                             -------       --------
   R & E credit carryforward                       -           (982)
   Inventory                                    (332)          (277)
   Alternative minimum tax                      (513)          (258)
   Accounts receivable                          (117)          (100)
   Net operating loss carryforwards           (4,668)        (4,494)
   Warranty                                      (52)           (41)
   Other                                        (103)           (82)
                                             -------       --------
   Gross deferred tax assets                  (5,785)        (6,234)
                                             -------       --------
   Valuation allowance                         4,668          4,494
                                             -------       --------
   Net deferred tax liability (asset)        $   154       $   (479)
                                             =======       ========


   Included in net operating loss carryforwards of $13,874,000 is $11,794,000 that were acquired in connection with the acquisition of the ID Systems Group. If realization of the benefit of such carryforwards occur, the Company will apply such benefit to goodwill in connection with the acquisition.

   Of the total foreign net operating loss carryforwards available, $500,000 expire beginning January 1999 whereas the remaining portion may be carried forward indefinitely.

   The valuation allowance in 1993 totaling $4,494,000 relates to the net operation losses acquired in connection with the ID Systems Group along with subsequent losses. The increase of the valuation allowance by $174,000 from 1993 to 1994, primarily relates to the incurrence of certain state net operating losses during fiscal year 1994.

                          CHECKPOINT SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   9.  INCOME TAXES (continued)


   A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                                1994         1993       1992
                                                ----         ----       ----
   Statutory federal income tax rate           34.0%        34.0%       34.0%

   Tax exempt earnings of subsidiary in
        Puerto Rico                           (13.3)       (14.0)      (23.8)

   Change in tax exempt earnings of
        subsidiary in Puerto Rico                 -            -        (8.5)

   Research and Experimentation tax credit     (0.8)       (17.2)          -

   Foreign losses with no benefit                 -          8.4           -

   State and local income taxes, net
        of federal benefit                      3.5          9.1         5.7

   Other                                        1.6          1.7         2.1
                                              ------       ------     ------
   Effective tax rate                          25.0%        22.0%        9.5%
                                              ======       ======     ======


   During 1992, the effective tax rate was favorably impacted by a refinement of an estimate relating to tax exempt earnings of the Puerto Rico subsidiary.

   10.  EMPLOYEE BENEFIT PLANS
   Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $628,000, $478,000, and $323,000 in 1994, 1993 and 1992, respectively.

                              CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   10.  EMPLOYEE BENEFIT PLANS (continued)

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

   Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Europe and Mexico may contribute up to $60 per week to a trust for the purchase of Company Common Stock at fair market value. The Company matches employee contributions up to a maximum of $17 per week. The Company's contributions under this plan approximated $110,000, $94,000 and $76,000 in 1994, 1993 and 1992, respectively.

   Under the Company's Profit Incentive Plan, bonuses are provided for certain executives based on a percentage of the amount by which consolidated net earnings exceed a specified portion of shareholders' equity at the beginning of the year. During the last three years net earnings did not exceed this criteria and, accordingly, no bonuses were provided.

   11.  COMMITMENTS AND CONTINGENCIES
   The Company leases its offices, distribution center and certain production facilities. Rental expense for all operating leases approximated $2,307,000, $1,424,000 and $811,000 in 1994, 1993 and 1992, respectively.
   Future minimum payments for operating leases having non-cancellable terms in excess of one year at December 25 1994 are: $1,611,000 (1995), $1,495,000 (1996), $1,052,000 (1997), $778,000 (1998), $720,000 (1999) and
   $5,440,000 thereafter.

   The Company has entered into a twelve year lease agreement for a newly constructed facility in 1994 which will be the Company's new headquarters for administrative offices, research and development and warehouse distribution. These lease payments have been included in the future minimum payments for operating leases above.

   The Company, in order to reduce its exposure to fluctuations in foreign currency exchange rates, has entered into currency exchange forward contracts. These agreements involve the exchange of various foreign currencies for U.S. dollars at some future date. The Company makes settlement of foreign currencies for U.S. dollars at maturity, at exchange rates agreed to at inception of the contract. Counterparties to these agreements are major financial institutions. As of December 25, 1994 and December 26, 1993, the U.S. dollar equivalent of currency exchange forward contracts outstanding approximated $8,800,000 and $2,803,000, respectively. These agreements have various maturities through 1995.

                            CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   11.  COMMITMENTS AND CONTINGENCIES (continued)
   The Company is the exclusive worldwide licensee of Arthur D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAM products and manufacturing processes. The Company pays a royalty to ADL ranging from 2% to 5% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review an Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized approximately $1.9 million in patent defense costs, which is included in 'Intangibles' as of December 25, 1994. The ultimate resolution is undetermined at this time due to the various courses of action available to management. The Company has appealed this determination to the appropriate United States Court of Appeals. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in a less than successful defense of the patents in question the deferred patent costs will be written off as a charge to earnings at the time of such resolution.

   Effective January 1, 1995, A.E. Wolf, former Chief Executive Officer, and current Chairman of the Board of Directors entered into an agreement with the Company to provide consulting services on an as-needed basis. As compensation, Mr. Wolf will receive $530,014 per year for five years, of which $255,014 will be deferred annually. In addition, the Company will pay the sum of $125,000 in five equal installments of $25,000 each commencing January 1, 1995 to Mr. Wolf for his agreement not to compete.

                           CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   12.  EXPORT SALES
   The Company's export sales to foreign distributors which are principally in Europe and Scandinavia approximated $10,430,000, $12,163,000, and $22,732,000 in 1994, 1993, and 1992, respectively. Sales of the Company's foreign subsidiaries in Argentina, Australia, Canada, Western Europe and Mexico totaled $40,120,000 in 1994 and $21,200,000 in 1993. Sales to one
   foreign distributor of the Company's products amounted to $2,786,000, $5,000,000 and $13,147,000 in 1994, 1993 and 1992 respectively.

   13.  CONCENTRATION OF CREDIT RISK
   Prior to 1993, most of the Company's export sales were to one foreign distributor. Currently, the Company's foreign subsidiaries, along with many foreign distributors, provide diversified international sales thus minimizing credit risk to one or a few distributors. In addition, the Company maintains foreign credit insurance to provide coverage for potential foreign political or economic risks. Domestically, the Company's sales are well diversified among numerous retailers in the apparel, shoe, drug, mass merchandise, video, music, supermarket and home entertainment market. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

   14.  ACQUISITIONS
   On March 3, 1993, the Company purchased all of the capital stock of its Argentinean distributor for $2,103,000 plus a contingent amount to be determined equal to fifty percent of the Argentinean subsidiary's annual profits for the four year period ending on November 30, 1996. The Company paid $564,000 pursuant to this contingent purchase price arrangement during 1994. The total purchase price shall not exceed $5,000,000. This acquisition was accounted for under the purchase method, and accordingly the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of $2,926,000. Such excess, (which will increase for any future contingent cash payments) is being amortized over twenty years.

   On March 8, 1993, the Company purchased a customers list from the Company's former Mexican distributor for $560,000 in connection with the Company establishing direct operations in Mexico. The cost related to this customers list is included in "Intangibles" and is being amortized on a straight line basis over ten years.

   On July 8, 1993, the Company purchased all of the capital stock of ID Systems International B.V. and ID Systems Europe B.V. ("The ID Systems Group"), related Dutch companies engaged in the manufacture, distribution and sale of security products and services. The Company advanced the ID Systems Group $1,290,000 during the period in which the Company held an option to purchase all the outstanding capital stock. The purchase price of the capital stock, exclusive of such advances, was $60 plus direct acquisition cost of approximately $400,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $5,510,000 which is being amortized over twenty years.

                          CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   14.  ACQUISITIONS (continued)
   The Company acquired three production units in connection with the purchase of the capital stock of the ID Systems Group. The Company shut down all three of these facilities during 1994. Accordingly, the estimated operating losses and shut down costs of these facilities amounting to $3,434,000 were accrued for in the purchase price allocation. As a part of the purchase price allocation, the values assigned to these assets were based upon estimated residual values upon ultimate disposition which represents a nominal amount.

   The following unaudited summary of operations presents the consolidated results of operations as if the acquisition of the ID Systems Group had occurred at the beginning of the years presented. Other acquisitions made during the year were not material to results of operations and thus are not presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results.
                                   1993           1992
                                   ----           ----
                            (Thousands, except per share data)
   Net revenues                 $99,426        $92,334
   Earnings (loss) before
     income taxes               $(4,059)       $(2,270)
   Net earnings (loss)          $(4,410)       $(2,271)
   Earnings (loss) per share    $  (.41)       $  (.23)

   15. GEOGRAPHIC SEGMENTS
   The following tables shows sales, operating earnings and other financial information by geographic area for the years 1994 and 1993.

                                United States
                               and Puerto Rico      Europe         Other (1)
   1994                         ---------------    ----------     ---------
   ----                                          (Thousands)
   Net Revenues from Unaffiliated
     Customers                     $88,211        $23,009         $17,111
   Operating Income                $ 9,930        $   587         $ 1,211
   Identifiable Assets             $92,285        $18,987         $16,653

                                United States
                               and Puerto Rico      Europe         Other
   1993                         ---------------    ----------     --------
   ----                                          (Thousands)
   Net Revenues from Unaffiliated
     Customers                     $71,834        $ 7,994         $13,206
   Operating Income (loss)         $(1,224)       $  (357)        $   956
   Identifiable Assets             $78,982        $15,707         $10,310

   (1) Other includes the Company's operations in Canada, Mexico, Argentina and Australia.

                           CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   17.  SUBSEQUENT EVENTS
   Legal
   -----
   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. The Court has set a date in early April 1995 to hear arguments on the Company's motion to dismiss the complaint and has also set a date in mid April 1995 to hear testimony and arguments on the parties' allegations and defendants relating to Actron's motion to enjoin the Company from allegedly using Actron's confidential information. Discovery by both parties has commenced. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty and the lawsuit is still in its very preliminary stages, the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

   On March 2, 1995, as a result of a private complaint filed in Switzerland by Actron against three of its former employees who are now employees of the Company's Swiss subsidiary, Swiss authorities questioned two of these employees regarding alleged improper possession and/or use of confidential information and proprietary data allegedly belonging to Actron. In addition, Swiss authorities took possession of certain files from the homes of the employees questioned and from the office of the Company's Swiss subsidiary. The Company has not been advised that it is the subject of any legal proceeding in Switzerland. The Company believes that Actron's private complaint (and the resultant actions of the Swiss authorities) are directly related to the Company's litigation with Actron as described above.

   Financing
   ---------
   On January 25, 1995, the Company filed a registration statement with the Securities and Exchange Commission seeking to register 3,450,000 shares of its common stock (including an underwriters' overallotment option of 450,000 shares).

                            CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   This offering is expected to become effective during the first half of 1995. The net proceeds to be received by the Company from this offering are expected to approximate $67 million. The expected use of proceeds which are discussed more fully in the Company's S-3 registration is for general corporate purposes including (i) funding of strategic acquisitions or start-up opportunities ($27 million), (ii) repaying certain indebtedness ($20 million) and (iii) funding the Company's leasing programs ($20 million).


   17.  SUBSEQUENT EVENTS (continued)

   On January 26, 1995, the Company completed a $15,000,000 private placement debt funding at a fixed rate of 9.35%. Principal payments of $5,000,000 are to be made annually on January 30 of each year starting in year 1999 with interest due semi-annually. This funding was used principally to finance the Company's acquisition of Alarmex, Inc.

   On February 15, 1995, the Company entered into a new $25 million Revolving Credit Agreement which replaces the Company's Revolving Credit Agreements that were in existence at year end. Proceeds of approximately $15 million were used to pay off borrowings under two existing Revolving Credit Lines. This new agreement expires on May 1, 1996.

   Acquisition
   -----------
   On February 1, 1995 the Company purchased Alarmex, Inc. for approximately $13.5 million ($10 million in cash and the balance in 200,717 shares of Common Stock of the Company). Alarmex designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 9,000 retail sites in the United States.

   Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE
                              PART III
   The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)): Item 11, Executive Compensation: Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders presently scheduled to be held on April 27, 1995, which management expects to file with the Securities and Exchange Commission within 90 days of the end of the Registrant's fiscal year.

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   1992 Directors Bonus Award Plan
   The Directors Bonus Award Plan was adopted on April 29, 1992 for the purpose of providing additional incentive compensation to those members of the Board of Directors of Checkpoint who are not employees of the Company. Any Director who was not an employee of the Company was eligible to participate in the Plan unless specifically excluded by the Board of Directors. Awards under the Plan are granted to a Participant in the form of Performance Units credited to the account maintained for such Participant. The Board of Directors has the exclusive power to determine the number of Performance Units to each participant. Awards of Performance Units under the Plan do not entitle the recipient to any dividend, voting, or other rights of a shareholder. Upon the earliest of
   (a) two years after the date Performance Units are issued to him or her,
   (b) retirement, (c) death, or (d) disability, a participant has the right to receive payment in cash for the Performance Units credited to his account. The amount of such payment is a function of appreciation in the price of the common stock of Checkpoint from the date the Units were granted until the date of the payment event.

   On May 21, 1994, approximately, $684,000 was paid out to the eligible members of the Board of Directors. No amounts remain to be paid under the plan and no new plan was adopted in 1994.

   Consulting Agreements

   (i) Effective January 1, 1995, A.E. Wolf, former Chief Executive Officer, and current Chairman of the Board of Directors entered into an agreement with the Company to provide consulting services on an as-needed basis. As compensation, Mr. Wolf will receive $530,014 per year for five years, of which $255,014 will be deferred annually. In addition, the Company will pay the sum of $125,000 in five equal installments of $25,000 each commencing January 1, 1995 to Mr. Wolf for his agreement not to compete.

   (ii) The Company entered into a consulting agreement on November 1, 1994 with The Advisory Board, Inc., a company owned by Robert O. Aders, a member of the Board of Directors. This agreement is for general consulting services including assistance in the development of various sales and marketing strategies. The agreement term is November 1, 1994 through December 31, 1996. The agreement requires a payment of $20,000 per quarter during the contract period.

                                  PART IV

   Item 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1.  Financial Statements                            PAGE
        ----------------------------
        The following consolidated financial statements are
        included in Part II, Item 8:
        Report of Independent Accountants.........................34
        Consolidated Balance Sheets as of December 25, 1994 and
          December 26, 1993.......................................35
        Consolidated Earnings Statements for each of the years
          in the three-year period ended December 25, 1994........36
        Consolidated Statements of Shareholders' Equity for each
          of the years in the three-year period ended
          December 25, 1994.......................................36
        Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 25, 1994........37
        Notes to Consolidated Financial Statements...............38-53

        (a) 2. Financial Schedule
        ---------------------------
        The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:


          Schedule II  -    Valuation and Qualifying Accounts...  57


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


          Exhibit 10(a)        Amended and Restated Profit Incentive Plan

          Exhibit 10(b) Consultant Agreement by and between the Company and The Advisory Board, Inc

          Exhibit 10(c) Consulting and Deferred Compensation Agreement by and between the Company and Albert E. Wolf

          Exhibit 10(d) Amended and restated Loan and Agency Agreement among First Fidelity Bank, N.A., The Banks Party Hereto and the Company

          Exhibit 10(e) Terms and Agreement by and among the Company and Principal Mutual Life Insurance Company

          Exhibit 10(f) First Amendment to Note Agreement by and between the Company, Principal Mutual Life Insurance Company and The Mutual Group Insurance Company

          Exhibit 11           Computation of per share data

          Exhibit 21           Subsidiaries of the Registrant

          Exhibit 23           Consent of Independent Accountant

          Exhibit 24           Power of Attorney, contained in signature page

          Exhibit 27           Financial Date Schedule

                          CHECKPOINT SYSTEMS, INC.

   SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                            Balance at    Charged to              Balance at
                            Beginning     Costs and   Deductions    End of
   Year  Classification      of Year      Expenses(1)     (2)        Year
   ----  --------------     ---------     ---------   ----------  ---------
   1994  Allowance for
         doubtful accounts    $ 2,237       $ 1,221   $   1,888     $ 1,570
                              -------       -------     -------     -------

   1993  Allowance for
         doubtful accounts    $   357       $ 2,166     $   286    $  2,237
                              -------       -------     -------     -------

   1992  Allowance for
         doubtful accounts    $   510       $    51     $   204     $   357
                              -------       -------     -------     -------

   (1) The addition of $2,166,000 charged to costs and expenses in 1993 includes a provision of $1,646,000 set up by companies acquired.

   (2) The deduction of $1,888,000 in 1994 includes a significant portion of uncollectable accounts associated with the 1993 acquisition of the ID Systems Group.

                               INDEX TO EXHIBITS


   EXHIBIT               DESCRIPTION
   -------               -----------


   EXHIBIT 10(a)        Amended and Restated Profit Incentive
                        Plan

   EXHIBIT 10(b)        Consultant Agreement by and between the
                        Company and The Advisory Board, Inc

   EXHIBIT 10(c)        Consulting and Deferred Compensation
                        Agreement by and between the Company
                        and Albert E. Wolf

   EXHIBIT 10(d) Amended and restated Loan and Agency Agreement among First Fidelity Bank, N.A., the Banks party hereto and the Company

   EXHIBIT 10(e) Terms and Agreement by and among the Company and Principal Mutual Life Insurance Company

   EXHIBIT 10(f) First Amendment to Note Agreement by and between the Company, Principal Mutual Life Insurance Company and The Mutual Group
                        Insurance Company

   EXHIBIT 11           Computation of Per Share Data

   EXHIBIT 21           Subsidiaries

   EXHIBIT 23           Consent of Independent Public Accountant

   EXHIBIT 24           Power of Attorney, Contained in Signature

   EXHIBIT 27           Financial Data Schedule

                                EXHIBIT 24
                       SIGNATURES AND POWER OF ATTORNEY
   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 7, 1995.

   CHECKPOINT SYSTEMS, INC.
   /s/ Kevin P. Dowd
   President, Chief Executive Officer, Chief Operating Officer and Director

            KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Dowd, Steven G. Selfridge and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   SIGNATURE                      Title                      DATE
   /s/ Kevin P. Dowd             President, Chief           March 7, 1995
                                 Executive Officer,Chief
                                 Operating Officer , and
                                 Director
   /s/ Steven G. Selfridge       Senior Vice President -    March 7, 1995
                                 Operations and Chief
                                 Financial Officer,
                                 and Treasurer
   /s/ Mitchell T. Codkind       Corporate Controller       March 7, 1995
                                 and Chief Accounting Officer
   /s/ Robert O. Aders           Director                   March 7, 1995

   /s/ Roger D. Blackwell        Director                   March 7, 1995

   /s/ Richard J. Censits        Director                   March 7, 1995

   /s/  David W. Clark           Director                   March 7, 1995

   /s/ Allan S. Kalish           Director                   March 7, 1995

   /s/ Jermain B. Porter         Director                   March 7, 1995

   /s/Albert Soffa               Director                   March 7, 1995

   /s/ Albert E. Wolf            Director                   March 7, 1995