Form 10-K/A
CHECKPOINT SYSTEMS INC
filed 1995-03-14
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-K/A

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


   COOPERS & LYBRAND L.L.P.
   2400 Eleven Penn Center
   Philadelphia, Pennsylvania
   February 15, 1995,
   except as to Note 16 for
   which the date is March 3, 1995

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

   16.  SUBSEQUENT EVENTS


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


   16.  SUBSEQUENT EVENTS (continued)



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

   Dated: March 14, 1995

   CHECKPOINT SYSTEMS, INC.
   /s/Steven G. Selfridge
   Senior Vice President - Operations
   and Chief Financial Officer