Form 10-Q
period 1995-03-26
CHECKPOINT SYSTEMS INC
filed 1995-05-10
CIK 215419

FORM  10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended           March 26, 1995
   --------------------------------------------------------------------------



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


   101 Wolf Drive  P.O. Box 188         Thorofare, New Jersey           08086
   --------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)


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

        As of May 5, 1995 there were 13,853,279 of the Common Stock outstanding.

                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q

                                   INDEX


                                                                    Page No.
                                                                    -------

   Part I. FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statement of Shareholders' Equity       4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements          6-10

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11-15


   Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                     16-17

       Item 4. Submission of Matters to a Vote of Security - Holders   17

       Item 5. Other Information                                       18

       Item 6. Exhibits and Reports on Form 8-K                        18

         SIGNATURES                                                    18

                             CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                  March 26,      December 25,
                                                     1995            1994
                                                 ------------    ------------
                                                 (Unaudited)
         ASSETS                                          (Thousands)
   CURRENT ASSETS
        Cash and cash equivalents                   $   349        $    944
        Accounts receivable, net of allowances
          of $1,710,000 and $1,570,000               38,373          33,290
        Inventories                                  35,712          29,486
        Other current assets                          4,929           4,385
        Deferred income taxes                         1,117           1,117
                                                    -------         -------
          Total current assets                       80,480          69,222
PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation and amortization       40,897          36,799
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                          20,390          10,120
   INTANGIBLES                                        5,807           5,826
   OTHER ASSETS                                       6,911           5,958
                                                    -------          ------
   TOTAL ASSETS                                    $154,485        $127,925
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                            $ 9,367        $ 10,064
        Accrued compensation and related taxes        3,432           2,635
        Income taxes                                  1,190           2,223
        Unearned revenues                             4,949           3,357
        Other current liabilities                     5,558           4,810
        Short-term borrowings and current portion
          of long-term debt                           4,387           6,706
                                                    -------         -------
          Total current liabilities                  28,883          29,795
   LONG-TERM DEBT, LESS CURRENT MATURITIES           59,758          35,556
   DEFERRED INCOME TAXES                              1,271           1,271
   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          11,551,179 and 11,278,511                   1,155           1,128
        Additional capital                           25,857          21,592
        Retained earnings                            46,993          46,789
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                 (3,768)         (2,542)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                        64,573          61,303
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $154,485        $127,925
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                Quarter (13 Weeks) Ended
                                                ------------------------
                                                March 26,      March 27,
                                                  1995           1994
                                                --------       --------
                                           (Thousands, except per share data)
   Net Revenues                                  $37,360         $26,223
   Cost of Revenues                               21,269          13,960
                                                 -------         -------
      Gross Profit                                16,091          12,263
   Selling, General and Administrative Expenses   14,627          11,175
                                                 -------         -------
     Operating Income                              1,464           1,088
   Interest Income                                   169             111
   Interest Expense                                1,056             412
   Foreign Exchange Loss                             286              84
                                                 -------         -------
   Earnings Before Income Taxes                      291             703
   Income Taxes                                       87             176
                                                 -------         -------
   Net Earnings                                   $  204         $   527
                                                 =======         =======
   Net Earnings Per Share                        $   .02         $   .05
                                                 =======         =======

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (Unaudited)
                             Quarter (13 Weeks) Ended March 26, 1995
                       ---------------------------------------------------
                                         (Thousands)
                                                            Foreign
                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------  ------
                                         (Thousands)
   Balance,
   December 25, 1994  $ 1,128   $21,592  $46,789   $(5,664) $(2,542) $61,303
   Net Earnings                              204                         204
   Exercise of Stock
   Options                  7       787                                  794
   Stock issuance in
   connection with
   business acquisition    20     3,478                                3,498
   Foreign Currency
   Adjustments                                               (1,226)  (1,226)
                      -------   -------  -------  -------   -------  -------
   Balance at
   March 26, 1995     $ 1,155   $25,857  $46,993  $(5,664)  $(3,768) $64,573
                      =======   =======  =======  =======   =======  =======
          See accompanying notes to consolidated financial statements.
                                       -4-

                           CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Quarter (13 Weeks) Ended
                                                   ------------------------
                                                      March 26,   March 27,
                                                        1995        1994
                                                      --------    --------
                                                          (Thousands)
  Cash inflow (outflow) from operating activities:
    Net earnings                                     $   204      $   527
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:

      Net book value of rented equipment sold            168          116
      Long-term customer contracts                      (196)      (1,080)
      Depreciation and amortization                    2,737        1,661
      Provision for losses on accounts receivable        251          171
  (Increase) decrease in current assets:
         Accounts receivable                          (1,470)      (1,488)
         Inventories                                  (4,341)      (1,956)
         Other current assets                            580          888
  Increase (decrease) in current liabilities:
         Accounts payable                             (4,140)      (4,748)
         Accrued compensation and related taxes          145          169
         Income taxes                                 (1,402)        (212)
         Unearned revenues                               469           75
         Other current liabilities                      (581)        (800)
                                                     -------      -------
         Net cash used by operating activities        (7,576)      (6,677)
                                                     -------      -------
  Cash inflow (outflow) from investing activities:
    Acquisition of property, plant and equipment      (2,335)        (822)
    Acquisition, net of cash acquired                (10,061)           -
    Purchase of customer list                              -            -
    Other investing activities                          (420)        (904)
                                                     -------      -------
         Net cash used by investing activities       (12,816)      (1,726)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                          795           71
    Proceeds of debt                                  38,000       12,031
    Payment of debt                                  (18,998)      (2,532)
                                                     -------      -------
         Net cash provided by financing activities    19,797        9,570
                                                     -------      -------
   Net increase (decrease) in cash and cash
     equivalents                                        (595)       1,167
   Cash and cash equivalents:
     Beginning of period                                 944            -
                                                     -------      -------
     End of period                                   $   349      $ 1,167
                                                     =======      =======
              See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   1.  BASIS OF ACCOUNTING
   The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 for the most recent disclosure of the Company's accounting policies.

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at March 26, 1995 and December 25, 1994 and its results of operations and changes in cash flows for the thirteen week periods ended March 26, 1995 and March 27, 1994.

   2.  INVENTORIES
                                                 March 26,       December 25,
                                                    1995             1994
                                                 ---------       ------------
                                                        (Thousands)
             Raw materials                        $ 6,550           $ 6,078
             Work in process                          662               193
             Finished goods                        28,500            23,215
                                                  -------           -------
                                                  $35,712           $29,486
                                                  =======           =======

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   3.  INCOME TAXES
   Income taxes are provided for on an interim basis at an estimated effective annual tax rate principally on earnings from the Company's U.S. operations. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes. Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

   4.  PER SHARE DATA
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen week periods were 11,302,000 (1995) and 10,504,000 (1994).

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   5.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for the thirteen week periods ended March 26, 1995 and March 27, 1994, respectively, included interest payments of $566,000 and $402,000 and income taxes paid of $1,500,000 and $107,000.

   Also excluded from the investing activities in the Consolidated Statements of Cash Flows are net transfers from inventory to property, plant and equipment of $2,690,000 and $371,000 for the thirteen week periods ended March 26, 1995 and March 27, 1994, respectively, relating to equipment rented to customers.

   In February 1995, the Company purchased all of the capital stock of Alarmex, Inc. together with its related company Bayport Controls, Inc. (collectively "Alarmex") for $13,498,000. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired...................$21,595,000
        Cash paid and fair value of stock issued for
        the capital stock...............................$13,498,000
                                                        -----------
        Liabilities assumed.............................$ 8,097,000
                                                        ===========
   In addition, excluded from acquisitions, net of cash acquired in the 1995 Consolidated Statement of Cash Flows is a non-cash portion of the purchase price of Alarmex relating to 200,717 shares of the Company's common stock valued at $3,498,000.


   6. INTANGIBLES
   Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic useful lives, which is considered to be ten years. Accumulated amortization approximated $1,336,000 and $1,027,000 at March 26, 1995 and December 25, 1994, respectively.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. During the first quarter of 1995, $120,000 of software development costs were capitalized. Accumulated amortization of these costs approximated $1,063,000 and $965,000 at March 26, 1995 and December 25, 1994,
   respectively.

   7.  ACQUISITION
   On February 1, 1995, the Company purchased Alarmex for approximately $13.5 million ($10 million in cash and the balance in 200,717 shares of Common Stock of the Company). The Company financed the cash portion of the Alarmex acquisition with a private placement of the Company's long-term notes.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   7.  ACQUISITION (continued)

   Alarmex designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 9,000 retail sites in the United States.

   The following table represents unaudited combined results of operations for the first three months of 1995 and 1994, as if the acquisition of Alarmex had occurred at the beginning of those respective periods.
   The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:
                                              Three Months (13 weeks) Ended
                                              -----------------------------
                                                March 26,        March 27,
                                                   1995             1994
                                              -------------    -------------
                                           (Thousands, except per share data)

     Net revenues.................................$38,255        $30,987
     Net earnings.................................$   119        $   164
     Earnings per common share....................$   .01        $   .02


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

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   9.  LONG-TERM DEBT

   On January 26, 1995, the Company issued and sold $15,000,000 aggregate principal amount of 9.35% series B Notes (the "Notes") pursuant to a Note Agreement dated as of January 15, 1995, among the Company and Principal Mutual Life Insurance Company. The Notes are due January 30, 2003 and bear interest from the issue date(computed on the basis of a 360 day year) payable semi-annually on January 30 and July 30 of each year commencing July 30, 1995. Notes of $3,000,000 are due on each January 30 commencing January 30, 1999 through January 30, 2003. The Notes are uncollaterized and rank equally to the Company's other funded debt. The notes contain certain covenants which the Company considers to be normal in transactions of this type.

   On February 15, 1995, the Company entered into a new $25,000,000 revolving Credit Agreement which replaces the Company's Revolving Credit Agreements that were in existence at year end. Proceeds of $14,880,000 were used to pay off borrowings under an existing Revolving Credit Agreement with the Company's principal lending bank. At March 26, 1995, borrowings of $23,000,000 under this credit agreement were outstanding with an average interest rate of 8.31%. This agreement expires on May 1, 1996. This agreement contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, this agreement limits the Company's ability to pay dividends.

   10.  CONTINGENCIES

   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. The Court has set a date for mid-May 1995 to hear arguments on the Company's motion to dismiss the complaint and no hearing date has been set by the Court to hear Actron's motion to enjoin the Company from allegedly using Actron's confidential information. Discovery by both parties has commenced. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty and the lawsuit is still in its very preliminary stages, the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

                               CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   10.  CONTINGENCIES (continued)

   The Company has been informed that it, along with several officers and a director, have been named as defendants in an action entitled Cohen v. Checkpoint Systems, Inc. et. al. (No. 95-1042) which was filed on March 9, 1995 in the United States District Court in New Jersey. This action, which seeks class certification, alleges generally that the defendants participated in a course of conduct to conceal adverse material information about the operating results and future business prospects of the Company as a result of which the Company's stock price was artificially inflated during the period October 21, 1994 through March 7, 1995. Plaintiff alleges that the conduct set forth in the preceding sentence was in violation of certain federal securities laws. The Company believes that the plaintiffs' allegations are entirely without merit and intends to defend itself vigorously.

   11.  SUBSEQUENT EVENT

   The Company completed the sale of approximately 3.1 million shares of Common Stock during the second quarter of this year pursuant to an underwriters public offering. The net proceeds received by the Company from this offering approximated $55.5 million. Of these proceeds, $25 million was used to reduce the amount outstanding under the Company's revolving credit line. The balance of the proceeds are expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

                           CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
   First Quarter 1995 Compared to First Quarter 1994
   --------------------------------------------------

        Overview

   During the first quarter of 1995 revenues increased by approximately
   $11.1 million (or 42.5%) over the prior year's first quarter. Continued improvement in the cost of revenues as a percentage of net revenues (from 46.8% to 48.4%) in the Company's base operations (excluding the impact of the Alarmex acquisition and write up in inventory values under purchase accounting) resulted in a significant increase in incremental gross profit from that obtained in last year's first quarter. This improvement was driven primarily by a reduction in service cost as a percentage of sales by 1.7% within the Company's EAS operations (8.8% compared to 10.5%). Including the Alarmex operations, cost of revenues increased by 3.7% (from 53.2% to 56.9%). Selling general and administrative ("SG&A") expenses increased $3.5 million but declined as a percentage of revenues (from 42.6% to 39.2%). Income from operations increased $.4 million (from $1.1 million to $1.5 million). Net earnings however, declined by $.3 million (from $.5 million to $.2 million) due to higher interest expense and increased foreign exchange losses (compared to last year's first quarter) and certain costs and expenses attributable to the Alarmex acquisition.

        Net Revenues

   Net revenues increased approximately $11.1 million (or 42.5%) over the first quarter of 1994 (from $26.2 million to $37.4 million). Domestic and international net revenues accounted for approximately 63.1% and 36.9%, respectively, of total net revenues compared to 61.2% and 38.8% for last year's similar quarter. Domestic retail EAS net revenues increased $1.8 million (or 13.8%) primarily as a result of increased unit sales. International EAS net revenues increased $3.5 million (or 33.9%) primarily as a result of: higher sales volume generated by the Company's operations in Europe ($2.7 million) including sales to a major customer in Spain ($1.5 million); and increased sales by the Company's Argentinean and Mexican subsidiaries ($.5 million and $.2 million, respectively). Sales contributed by the Company's Alarmex subsidiary which was acquired on February 1, 1995 also contributed positively to the increase in revenues by $5.5 million. The Company's Access Control product line had sales growth of $.4 million or 31.1% (from $1.1 million to $1.5 million) compared to the prior year's first quarter as a result of increased sales to two primary customers.

                           CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Quarter 1995 Compared to First Quarter 1994
   --------------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $7.3 million (or 52.4%) over the first quarter of 1994 (from $14.0 million to $21.3 million). As a percentage of net revenues, cost of revenues increased 3.7% (from 53.2% to 56.9%) compared to the prior year's first quarter. This increase was primarily due to (i) lower gross margins generally associated with the Alarmex products, and (ii) a $760,000 charge to cost of revenues as a result of a step up in the inventory values associated with the Alarmex acquisition. Cost of revenues related to the Company's traditional EAS product lines decreased by 1.6% (from 53.2% to 51.6%) primarily resulting from reduced service costs as a percentage of revenues (from 10.5% to 8.8%) due to increased revenues combined with quality improvements in the Company's deactivation product line.

        Selling, General and Administrative Expenses

   SG&A expenses increased $3.5 million (or 30.1%) over the first quarter of 1994 (from $11.1 million to $14.6 million). As a percentage of net revenues, however, SG&A expenses decreased by 3.4% (from 42.6% to 39.2%). The higher expenses (in dollars) were due to
   (i) an increase in the Company's EAS business (an increase of approximately $2.5 million compared to the first quarter of 1994) including $.5 million relating to increased commissions and royalties on higher revenues and (ii) selling, general and administrative expenses related to the Alarmex operations including amortization of goodwill(approximately $1.0 million).

        Interest Expense

   Interest expense increased by $.7 million over the first quarter of 1994 (from $.4 million to $1.1 million). This increase is the result of interest on (i) increased debt levels from a year ago in order to fund working capital and acquisitions of property, plant and equipment ($.5 million) and (ii) the issuance of a $15 million note in connection with the Alarmex acquisition ($.2 million).

        Income Taxes

   The effective tax rate of 29.9% is higher than the effective tax rate used in last year's first quarter of 25.0%. This is primarily due to
   (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. and (i) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Quarter 1995 Compared to First Quarter 1994
   --------------------------------------------------

        Net Earnings

   Net earnings were $.2 million or $.02 per share versus $.5 million or $.05 per share for the first quarter of 1994. The results for the first quarter of 1995, however, included the impact of a $.8 million ($.5 million after tax) step up of the Alarmex inventory which is included in cost of revenues as this inventory is sold.


        Exposure To International Operations

   Approximately 74% of the Company's international sales during the first quarter of 1995 were made in local currencies. These sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can adversely affect results. For the first quarter of 1995, currency exchange losses amounted to $.3 million compared to losses of $.1 million for the comparable period in the prior year. The primary increase in the currency exchange losses was the result of the continued devaluation of the Mexican peso. As a result of the peso devaluation and continued economic difficulties in Mexico, the Company's operations in Mexico could be negatively impacted during the remainder of 1995, however any such impact is not expected to materially affect the Company's consolidated results.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the net proceeds generated from the sale of shares of the Company's Common Stock (discussed below), will be adequate for its presently foreseeable working capital and capital investment requirements.

   The Company's net cash used by operating activities of $7.6 million during the first quarter of 1995 compares to a use of cash totaling $6.7 million in the prior year's first quarter. This use of cash was primarily the result of (i) an increase in finished goods inventories in order to place equipment at customer's locations under operating lease agreements and to meet anticipated product demand and (ii) reduction of accounts payable from seasonally high year end levels due to the procurement of raw materials to meet anticipated first quarter product demand.

   During the first quarter of 1995 the Company also completed a private placement debt funding of $15 million. In addition, the Company entered into a new $25 million revolving credit agreement with a group of banks to replace the existing $15 million in revolving credit indebtedness outstanding at year end. A significant portion of the private placement funding proceeds, approximately $13 million, was used for the acquisition of Alarmex and the repayment of existing debt owed by Alarmex at the time of acquisition. The balance of the private placement funding of approximately $2 million was used for general corporate purposes.

   The Company completed the sale of approximately 3.1 million shares of Common Stock during the second quarter of this year pursuant to an underwriters public offering. The net proceeds received by the Company from this offering approximated $55.5 million. Of these proceeds, $25 million was used to reduce the amount outstanding under the Company's revolving credit line. The balance of the proceeds are expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

                            CHECKPOINT SYSTEMS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)



   LIQUIDITY AND CAPITAL RESOURCES (continued)
   -------------------------------------------

   The Company's capital expenditures during the first quarter totaled $2.3 million compared to $.8 million during the first three months of 1994.
   The Company expects that for the full year investments in property, plant and equipment will approximate $9 million. These capital expenditures will generally be used for expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. As part of its continuing strategy, the Company is exploring strategic acquisitions in the following areas: international direct distribution, a second source of manufacturing capacity and product line diversification within the Company's core businesses. In order to consummate any one or more particular acquisitions, the Company may require additional debt or equity financing.

   The Company sells products for international sales to its international subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation in local currencies. This method of sales and resale give rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

   In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of March 26, 1995 the Company had currency exchange forward contracts totaling approximately $10.5 million. The contracts are in the various local currencies covering primarily the Company's six Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico and Australia were not covered by currency exchange forward contracts at March 26, 1995.

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review an Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. The Company has capitalized approximately $1.9 million in patent defense costs, which is included in 'Intangibles' as of March 26, 1995 and December 25, 1994. The ultimate resolution is undetermined at this time due to the various courses of action available to management. The Company has appealed this determination to the appropriate United States Court of Appeals. Although the Company's management ultimately expects a favorable outcome, should resolution of this matter result in a less than successful defense of the patents in question the deferred patent costs will be written off as a charge to earnings at the time of such resolution.

   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. The Court has set a date for mid-May 1995 to hear arguments on the Company's motion to dismiss the complaint and no hearing date has been set by the Court to hear Actron's motion to enjoin the Company from allegedly using Actron's confidential information. Discovery by both parties has commenced. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty and the lawsuit is still in its very preliminary stages, the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

                       PART II OTHER INFORMATION

   The Company has been informed that it, along with several officers and a director, have been named as defendants in an action entitled Cohen v. Checkpoint Systems, Inc. et. al. (No. 95-1042) which was filed on March 9, 1995 in the United States District Court in New Jersey. This action, which seeks class certification, alleges generally that the defendants participated in a course of conduct to conceal adverse material information about the operating results and future business prospects of the Company as a result of which the Company's stock price was artificially inflated during the period October 21, 1994 through March 7, 1995. Plaintiff alleges that the conduct set forth in the preceding sentence was in violation of certain federal securities laws. The Company believes that the plaintiffs' allegations are entirely without merit and intends to defend itself vigorously.

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

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS
   (a) An annual meeting of shareholders was held on April 27, 1995.
   (c) Shareholders voted upon and approved the following three matters:
   (1) The election of Roger D. Blackwell, Ph.D., Richard J. Censits and Jermain B. Porter as the Company's Class I directors to hold office until the 1998 Annual Shareholders Meeting. Shareholders voted as follows:

                                    For          Against
                                 ---------       -------
   Roger D. Blackwell            8,904,256       280,206
   Richard J. Censits            8,904,256       280,206
   Jermain B. Porter             8,904,231       280,231

   (2) To amend the Company's Stock Option Plan (1992) to increase the number of shares of common stock issuable thereunder from 3,000,000 to 4,500,000 shares. Shareholders voted as follows:
             For                 Against           Abstained         Unvoted
         ----------             ---------         -----------       ---------
          4,229,163             2,165,434           375,495         2,414,370

   (3) To Amend and Restate the Company's Employee Stock Purchase Plan to extend the duration of the Plan and to make certain other changes to conform the Plan to the requirements of Rule 16b-3 promulgated under the Securities and Exchange Act of 1934. Shareholders voted as follows:
             For                 Against           Abstained         Unvoted
         ----------             ---------         -----------       ---------
          6,365,024              116,865           288,203          2,414,370

   Item 5. OTHER INFORMATION
   On February 1, 1995, the Company purchased Alarmex for approximately $13.5 million ($10 million in cash and the balance in 200,717 shares of Common Stock of Checkpoint). The Company financed the cash portion of the Alarmex Acquisition with the private placement of the Company's long-term notes.

   On January 26, 1995, the Company issued and sold $15,000,000 aggregate principal amount of 9.35% series B Notes (the "Notes") pursuant to a Note Agreement dated as of January 15, 1995, among the Company and Principal Mutual Life Insurance Company. The Notes are due January 30, 2003 and bear interest from the issue date(computed on the basis of a 360 day year.) Payable semi-annually on January 30 and July 30 of each year commencing July 30, 1995. Notes of $3,000,000 are due on each January 30 commencing January 30, 1999 and ending January 30, 2002, with the remaining principal payable on January 30, 2003. The Notes are unsecured and rank pari passu with the Company's other funded debt. The notes contain certain covenants which the Company considers to be normal in transactions of this type.

   On February 15, 1995, the Company entered into a new $25,000,000 revolving Credit Agreement which replaces the Company's Revolving Credit Agreements that were in existence at year end. Proceeds of $14,880,000 were used to pay off borrowings under an existing Revolving Credit Agreement with the Company's principal lending bank. At March 26, 1995, borrowing of $23,000,000 under this credit agreement were outstanding with an average interest rate of 8.31%. This agreement expires on May 1, 1996. This loan agreement contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, this agreement limits the Company's ability to pay dividends.

   Item 6: EXHIBITS AND REPORTS ON FORM 8-K
   During the Company's first quarter ended March 26, 1995, the Company filed the following reports: (i) Form 8-K filed on February 15, 1995 respecting the Company's acquisition of all of the issued and outstanding capital stock of Alarmex, Inc. ("Alarmex") and a related company, Bayport Controls, Inc.; (ii) Form 8-K/A filed on February 17, 1995 amending further the Company's Report on Form 8-K dated July 22, 1993, and as amended on Forms 8-K/A on August 19, 1993 and September 20, 1993 respectively; and (iii) Form 8-K/A filed on March 16, 1995, amending the Company's report on Form 8-K filed February 15, 1995 attaching required financial statements.
                                   SIGNATURE
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHECKPOINT SYSTEMS, INC.
   May 10, 1995                        /s/ Steven G. Selfridge
   ------------                        --------------------------------------
                                       Senior Vice President - Operations,
                                       Chief Financial Officer and Treasurer

   May 10, 1995                        /s/ Mitchell T. Codkind
   -------------                       --------------------------------------
                                       Vice President, Corporate Controller
                                       and Chief Accounting Officer