Form 10-Q
period 1995-06-25
CHECKPOINT SYSTEMS INC
filed 1995-08-08
CIK 215419

FORM  10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended           June 25, 1995
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

        As of August 1, 1995 there were 13,976,079 of the Common Stock outstanding.

                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q

                                   INDEX

                                                                    Page No.
                                                                    -------
   Part I. FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statement of Shareholders' Equity       4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements          6-10

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11-18


   Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                     19-20

       Item 5. Other Information                                       21

       Item 6. Exhibits and Reports on Form 8-K                        21

         SIGNATURES                                                    21

       Index to Exhibits                                               22

                             CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                   June 25,      December 25,
                                                     1995            1994
                                                 ------------    ------------
                     ASSETS                       (Unaudited)
                     ------                               (Thousands)
   CURRENT ASSETS
        Cash                                       $ 29,281        $    944
        Accounts receivable, net of allowances
          of $1,877,000 and $1,570,000               44,041          33,290
        Inventories                                  38,623          29,486
        Other current assets                          6,079           4,385
        Deferred income taxes                         1,117           1,117
                                                    -------         -------
          Total current assets                      119,141          69,222
   REVENUE EQUIPMENT ON OPERATING LEASE, net         14,191           8,875
   PROPERTY, PLANT AND EQUIPMENT, net                30,583          27,924
   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                          21,117          10,120
   INTANGIBLES                                        5,782           5,826
   OTHER ASSETS                                       6,797           5,958
                                                    -------          ------
   TOTAL ASSETS                                    $197,611         127,925
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                           $ 13,161        $ 10,064
        Accrued compensation and related taxes        3,841           2,635
        Income taxes                                  2,314           2,223
        Unearned revenues                             4,410           3,357
        Other current liabilities                     6,431           4,810
        Short-term borrowings and current portion
          of long-term debt                           4,302           6,706
                                                    -------         -------
          Total current liabilities                  34,459          29,795
   LONG-TERM DEBT, LESS CURRENT MATURITIES           36,695          35,556
   DEFERRED INCOME TAXES                              1,271           1,271
   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          14,661,579 and 11,278,511                   1,466           1,128
        Additional capital                           80,483          21,592
        Retained earnings                            50,362          46,789
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                 (1,461)         (2,542)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                       125,186          61,303
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $197,611        $127,925
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                                     CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
                      Quarter (13 Weeks) Ended    Six Months (26 Weeks) Ended
                      ------------------------    ---------------------------
                        June 25,      June 26,        June 25,       June 26,
                          1995          1994            1995           1994
                       --------       --------        --------       --------
                                 (Thousands, except per share data)
   Net Revenues         $49,744        $28,656         $87,104       $54,879
   Cost of Revenues      27,800         15,104          49,069        29,064
                         ------         ------          ------        ------
      Gross Profit       21,944         13,552          38,035        25,815
   Selling, General
     and Administrative
     Expenses            16,528         11,934          31,155        22,945
                         ------         ------          ------        ------
      Operating Income    5,416          1,618           6,880         2,870
   Interest Income          325            173             494           284
   Interest Expense         993            611           2,049         1,023
   Foreign Exchange
     Gain(Loss)              66            241            (220)           (7)
                         ------         ------          ------        ------
   Earnings Before
     Income Taxes         4,814          1,421           5,105         2,124
   Income Taxes           1,445            354           1,532           530
                         ------         ------          ------        ------
   Net Earnings         $ 3,369        $ 1,067         $ 3,573       $ 1,594
                         ======         ======          ======        ======
   Net Earnings Per
     Share
                        $   .25        $   .10         $   .29       $   .15
                         ======         ======          ======        ======
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
                             Six Months(26 Weeks) Ended June 25, 1995
                       ---------------------------------------------------
                                                            Foreign
                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------  ------
                                         (Thousands)
   Balance,
   December 25, 1994  $ 1,128   $21,592  $46,789   $(5,664) $(2,542) $61,303
   Net Earnings                            3,573                       3,573
   Exercise of Stock
   Options                  9     1,015                                1,024
   Stock issuance in
   connection with
   business acquisition    20     3,478                                3,498
   Stock issuance in
   connection with equity
   offering               309    54,398                               54,707
   Foreign Currency
   Adjustments                                                1,081    1,081
                      -------   -------  -------  -------   -------  -------
   Balance at
   June 25, 1995      $ 1,466   $80,483  $50,362  $(5,664)  $(1,461)$125,186
                      =======   =======  =======  =======   =======  =======
          See accompanying notes to consolidated financial statements.

                          CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Six Months(26 Weeks) Ended
                                                   ------------------------
                                                      June 25,    June 26,
                                                        1995        1994
                                                      --------    --------
                                                          (Thousands)
  Cash inflow (outflow) from operating activities:
    Net earnings                                     $ 3,573     $  1,594
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:

      Net book value of rented equipment sold            447       (1,928)
      Long-term customer contracts                      (349)        (890)
      Depreciation and amortization                    6,794        3,980
      Provision for losses on accounts receivable        275         (827)

     (Increase) decrease in current assets:
         Accounts receivable                          (6,758)      (3,067)
         Inventories                                  (9,821)      (3,409)
         Other current assets                           (499)         730

      Increase (decrease) in current liabilities:
         Accounts payable                                373       (4,571)
         Accrued compensation and related taxes          833        1,125
         Income taxes                                   (278)         343
         Unearned revenues                               (70)         288
         Other current liabilities                       672       (1,466)
                                                     -------      -------
         Net cash used by operating activities        (4,808)      (8,098)
                                                     -------      -------
   Cash inflow (outflow) from investing activities:
    Acquisition of property, plant and equipment      (5,841)      (2,389)
    Acquisition, net of cash acquired                (10,061)           -
    Other investing activities                        (2,538)      (1,649)
                                                     -------      -------
         Net cash used by investing activities       (18,440)      (4,038)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                        1,024        1,454
    Proceeds from sale of common stock                54,707            -
    Proceeds of debt                                  40,000       15,307
    Payment of debt                                  (44,146)      (3,353)
                                                     -------      -------
         Net cash provided by financing activities    51,585       13,408
                                                     -------      -------
   Net increase (decrease) in cash and cash
     equivalents                                      28,337       1,272
   Cash and cash equivalents:
     Beginning of period                                 944            -
                                                     -------      -------
     End of period                                  $ 29,281      $ 1,272
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

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at June 25, 1995 and December 25, 1994 and its results of operations and changes in cash flows for the thirteen and twenty-six week periods ended June 25, 1995 and June 26, 1994.

   2.  INVENTORIES
                                                  June 25,       December 25,
                                                    1995             1994
                                                 ---------       ------------
                                                        (Thousands)
             Raw materials                        $ 5,894           $ 6,078
             Work in process                          920               193
             Finished goods                        31,809            23,215
                                                  -------           -------
                                                  $38,623           $29,486
                                                  =======           =======

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

   3.  INCOME TAXES
   Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes. Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

   4.  PER SHARE DATA
   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and twenty-six week periods ended June 25, 1995 and June 26, 1994 were 13,588,000 and 12,445,000 (1995) and 10,722,000 and 10,613,000 (1994),
   respectively.

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   5.  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for the thirteen and twenty-six week periods ended June 25, 1995 and June 26, 1994, respectively, included interest payments of $818,000 and $1,385,000(1995) and $494,000 and $896,000(1994) and income taxes paid of $300,000 and $1,800,000(1995) and $17,000 and $124,000
   (1994).

   Excluded from the investing activities in the Consolidated Statements of Cash Flows are net transfers from inventory to property, plant and equipment. For the thirteen and twenty-six week periods ended June 25, 1995 and June 26, 1994 net transfers relating to equipment rented to customers were $3,487,000 and $6,178,000 (1995) and $4,245,000 and
   $4,616,000 (1994) respectively.

   On February 1, 1995, the Company purchased all of the capital stock of Alarmex, Inc. together with its related Company Bayport Controls, Inc. (collectively "Alarmex") for $13,559,000. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired...................$21,656,000
        Cash paid and fair value of stock issued for
        the capital stock...............................$13,559,000
                                                        -----------
        Liabilities assumed.............................$ 8,097,000
                                                        ===========
   In addition, excluded from "Acquisitions, net of cash acquired" in the 1995 Consolidated Statement of Cash Flows is the non-cash portion of the purchase price of Alarmex relating to 200,717 shares of the Company's common stock valued at $3,498,000.

   6. INTANGIBLES
   Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which ranges from five to ten years. Accumulated amortization approximated $1,647,000 and $1,027,000 at June 25, 1995 and December 25, 1994, respectively.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs, net of accumulated amortization, totaled $1,131,000 and $992,000 as of June 25, 1995 and December 25, 1994,
   respectively.

   7.  ACQUISITION
   On February 1, 1995, the Company purchased Alarmex for approximately $13.5 million ($10 million in cash and 200,717 shares of Common Stock of the Company). The Company financed the cash portion of the Alarmex acquisition with a private placement of the Company's long-term notes.

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

   The following table represents unaudited combined results of operations for the first six months of 1995 and 1994, as if the acquisition of Alarmex had occurred at the beginning of those respective periods. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:

                                               Six Months (26 weeks) Ended
                                              -----------------------------
                                                 June 25,         June 26,
                                                   1995             1994
                                              -------------    -------------
                                           (Thousands, except per share data)

     Net revenues.................................$87,999        $64,792
     Net earnings.................................$ 3,488        $ 1,142
     Earnings per common share....................$   .28        $   .11


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

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)
   9.  LONG-TERM DEBT
   On January 26, 1995, the Company issued and sold in a private placement $15,000,000 aggregate principal amount of 9.35% series B Notes (the "Notes") pursuant to a Note Agreement dated as of January 15, 1995, among the Company and Principal Mutual Life Insurance Company. The Notes are due January 30, 2003 and bear interest from the issue date(computed on the basis of a 360 day year) payable semi-annually on January 30 and July 30 of each year commencing July 30, 1995. Notes of $3,000,000 are due on each January 30 commencing January 30, 1999 through January 30, 2003. The Notes are uncollaterized and rank equally with the Company's other funded debt. The notes contain certain covenants which the Company considers to be normal in transactions of this type.

   On February 15, 1995, the Company entered into a new $25,000,000 revolving Credit Agreement which replaces the Company's Revolving Credit Agreements that were in existence at year end. Proceeds of $14,880,000 were used to pay off borrowings under an existing Revolving Credit Agreement with the Company's principal lending bank. At June 25, 1995, no borrowings under this credit agreement were outstanding. This agreement would have expired on May 1, 1996 and contained certain restrictive covenants which, among other things, required maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth.

   On June 29, 1995, the Company entered into an amended and restated $60 million revolving Credit Agreement which replaces the agreement discussed above. As of June 25, 1995, there were no borrowings outstanding. This Credit Agreement will expire on June 1, 1998 and contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and current ratio. In addition, this Credit Agreement limits the Company's ability to pay cash dividends.

   10.  CONTINGENCIES
   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. A hearing was held in late July, 1995 on Actron's Motion for a Preliminary Injunction on certain aspects of the matter. The Court has not yet made a determination on such motion. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

                               CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   10.  CONTINGENCIES (continued)

   The Company, along with several officers and a director, has been named as a defendant in two actions entitled Milton Cohen, et al v. Checkpoint Systems, Inc., et al USDC Case No. 95CV1042 (JHR) filed March 9, 1995 and Aron and Lisa Derman, et al v. Checkpoint Systems, Inc., et al USDC Case No. 95CV1046 (JEI) filed March 10, 1995, both of which were filed in the United States District Court in New Jersey. The complaints, which are substantially identical, seek class certification and allege generally that the defendants participated in a course of conduct to conceal adverse material information about the operating results and future business prospects of the Company as a result of which the Company's stock price was artificially inflated during the period October 21, 1994 through March 7, 1995. Plaintiff alleges that the conduct set forth in the preceding sentence was in violation of certain federal securities laws. The Company believes that the plaintiffs' allegations are entirely without merit and intends to defend itself vigorously.

   11.  EQUITY OFFERING

   The Company completed the sale of approximately 3.1 million shares of Common Stock during the second quarter of this year pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $54.7 million. Of these proceeds, $25 million was used to reduce the amount outstanding under the Company's revolving credit line. The balance of the proceeds is expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

   12.  PATENT DEFENSE COSTS

   During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.9 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes with the advice of counsel that certain provisions which are contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of June 25, 1995.

                           CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS
   ---------------------
   Second Quarter 1995 Compared to Second Quarter 1994
   ---------------------------------------------------

        Overview

   During the second quarter of 1995 revenues increased by approximately $21.0 million (or 73.6%) over the prior year's second quarter. During the second quarter gross margins in the Company's base operations (excluding Alarmex) approximated those obtained in 1994 as a percentage of sales. When combined with the increase in revenues this resulted in a significant increase in gross profit dollars from that obtained in last year's second quarter. Including the Alarmex operations, cost of revenues increased by 3.2% (from 52.7% to 55.9%). Selling, general and administrative ("SG&A") expenses increased $4.6 million but declined as a percentage of revenues by 8.5% (from 41.7% to 33.2%). Income from operations increased $3.8 million (from $1.6 million to $5.4 million). Net earnings for the quarter increased by $2.3 million (from $1.1 million to $3.4 million) resulting in earnings per share of $.25 for the quarter versus $.10 achieved in the prior year's second quarter.

        Net Revenues

   Net revenues increased approximately $21.0 million (or 73.6%) over the second quarter of 1994 (from $28.7 million to $49.7 million). Domestic and international net revenues accounted for approximately 62.3% and 37.7%, respectively, of total net revenues compared to 58.3% and 41.7% for last year's comparable quarter. Domestic retail EAS net revenues increased $5.2 million (or 37.8%) primarily as a result of increased unit sales resulting from several chain wide installations. International EAS net revenues increased $6.8 million (or 57.0%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($5.2 million) including sales to a major customer in Spain ($2.6 million); and increased sales by the Company's subsidiaries in Canada, Mexico, Argentina and Australia ($1.3 million). Sales contributed by the Company's Alarmex subsidiary which was acquired during the first quarter of 1995 also contributed positively to the increase in revenues by $8.7 million. The Company's Access Control product line had sales growth of $.4 million or 27.6% (from $1.5 million to $1.9 million) compared to the prior year's second quarter as a result of increased sales to two primary customers.

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   Second Quarter 1995 Compared to Second Quarter 1994
   ---------------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $12.7 million (or 84.1%) over the second quarter of 1994 (from $15.1 million to $27.8 million). As a percentage of net revenues, cost of revenues increased 3.2% (from 52.7% to 55.9%) compared to the prior year's second quarter. This increase was primarily due to lower gross margins generally associated with the Alarmex products. Cost of revenues related to the Company's traditional EAS product lines increased by .8% (from 52.7% to 53.5%) primarily resulting from volume pricing to significant customers which are implementing EAS systems chain wide.

        Selling, General and Administrative Expenses

   SG&A expenses increased $4.6 million (or 38.5%) over the second quarter of 1994 (from $11.9 million to $16.5 million). As a percentage of net revenues, however, SG&A expenses decreased by 8.5% (from 41.7% to 33.2%). The higher expenses (in dollars) were due to an approximately $3.1 million increase in expenditures supporting the Company's EAS business and approximately $1.5 million of SG&A expenses related to the Alarmex operations including amortization of goodwill.

        Interest Expense

   Interest expense increased by $.4 million over the second quarter of 1994 (from $.6 million to $1.0 million). This increase is primarily the result of interest on the issuance of a $15 million note in connection with the Alarmex acquisition completed during the first quarter of 1995.

        Income Taxes

   The effective tax rate of 30.0% is higher than the effective tax rate used in last year's second quarter of 24.9%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. and (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   Second Quarter 1995 Compared to Second Quarter 1994
   --------------------------------------------------

        Net Earnings

   Net earnings were $3.4 million or $.25 per share versus $1.1 million or $.10 per share for the second quarter of 1994. The number of weighted average number of common and common equivalent shares used in the earnings per share computation for the current quarter has increased substantially compared to the prior year (from 10.7 million to 13.6 million) primarily from: Company shares issued as part of the Alarmex acquisition (200,717); and shares issued during the quarter in connection with the Company's recent equity offering (3,086,600) which is further discussed in "Liquidity and Capital Resources".


        Exposure To International Operations

   Approximately 71% of the Company's international sales during the second quarter of 1995 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For the second quarter of 1995, currency exchange gains amounted to $.1 million compared to gains of $.2 million for the comparable period in the prior year.


        United States International Trade Commission Ruling

   During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.9 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes with the advice of counsel that certain provisions which are contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of June 25, 1995.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS
   ---------------------
   First Half 1995 Compared to First Half 1994
   --------------------------------------------------

        Overview

   During the first half of 1995 revenues increased by approximately $32.2 million (or 58.7%) over the prior year's first half. During the first half gross margins in the Company's base operations (excluding the Alarmex acquisition) increased by approximately .3% which combined with the increase in revenues resulted in a significant increase in gross profit from that obtained in last year's first half. Including the Alarmex operations, cost of revenues increased by 3.3% (from 53.0% to 56.3%). SG&A expenses increased $8.2 million but declined as a percentage of revenues by 6.0% (from 41.8% to 35.8%). Income from operations increased $4.0 million (from $2.9 million to $6.9 million). Net earnings for the first half increased by $2.0 million (from $1.6 million to $3.6 million) resulting in earnings per share of $.29 for the quarter versus $.15 achieved in the prior year's first half.

        Net Revenues

   Net revenues increased approximately $32.2 million (or 58.7%) over the first half of 1994 (from $54.9 million to $87.1 million). Domestic and international net revenues accounted for approximately 62.6% and 37.4%, respectively, of total net revenues compared to 59.7% and 40.3% for last year's first half. Domestic retail EAS net revenues increased $7.1 million (or 25.9%) primarily as a result of increased unit sales resulting from several chain wide installations. International EAS net revenues increased $10.4 million (or 47.2%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($8.0 million) including sales to a major customer in Spain ($4.1 million); and increased sales by the Company's subsidiaries in Canada, Mexico, Argentina and Australia ($2.1 million). Sales contributed by the Company's Alarmex subsidiary which was acquired on February 1, 1995 also contributed positively to the increase in revenues by $14.2 million. The Company's Access Control product line had sales growth of $.8 million or 29.1% (from $2.7 million to $3.4 million) compared to the prior year's first half as a result of increased sales to two primary customers.

                       CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Half 1995 Compared to First Half 1994
   -------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $20.0 million (or 68.8%) over the first half of 1994 (from $29.1 million to $49.1 million). As a percentage of net revenues, cost of revenues increased 3.3% (from 53.0% to 56.3%) compared to the prior year's first half. This increase was primarily due to lower gross margins generally associated with the Alarmex products. Cost of revenues related to the Company's traditional EAS product lines decreased by .3% (from 47.0% to 46.7%) primarily resulting from lower production costs due to higher manufacturing volumes and increased efficiencies offset partially by volume pricing to significant customers which are implementing EAS systems chain wide.

        Selling, General and Administrative Expenses

   SG&A expenses increased $8.2 million (or 35.8%) over the first half of 1994 (from $23.0 million to $31.2 million). As a percentage of net revenues, however, SG&A expenses decreased by 6.0% (from 41.8% to 35.8%). The higher expenses (in dollars) were due to an approximately $5.9 million increase in expenditures supporting the Company's EAS business and approximately $2.3 million of SG&A expenses related to the Alarmex operations including amortization of goodwill.

        Interest Expense

   Interest expense increased by $1.0 million over the first half of 1994 (from $1.0 million to $2.0 million). This increase is primarily the result of higher outstanding loan balances during the first half compared to the prior year including interest on the issuance of a $15 million note in connection with the Alarmex acquisition (representing $.6 million of interest) which occurred during the first quarter of 1995.

        Income Taxes

   The effective tax rate of 30.0% is higher than the effective tax rate used in last year's first half of 25.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. and (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations.

                            CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Half 1995 Compared to First Half 1994
   -------------------------------------------

        Net Earnings

   Net earnings were $3.6 million or $.29 per share versus $1.6 million or $.15 per share for the first half of 1994. The increase in the number of shares used in the earnings per share computation was discussed in the second quarter 1995 compared to second quarter 1994 results.


        Exposure To International Operations

   Approximately 72% of the Company's international sales (27% of total revenues) during the first half of 1995 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For the first half of 1995, currency exchange losses amounted to $.2 million compared to a small loss of $7,000 for the comparable period in the prior year. The primary increase in the currency exchange losses was the result of the continued devaluation of the Mexican peso through the first quarter of the current year. As a result of the peso devaluation and continued economic difficulties in Mexico, the Company's operations in Mexico could continue to be negatively impacted during the balance of 1995; however any such impact is not expected to materially affect the Company's consolidated results for the remainder of the fiscal year.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and in fiscal 1995, through the issuance of common stock in an underwritten public offering. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the net proceeds generated from the sale of shares of the Company's Common Stock (discussed below), will be adequate for its presently foreseeable working capital and capital investment requirements.

   The Company's operating activities consumed approximately $4.8 million during the first half of 1995 compared to $8.1 million in the prior year's first half. This use of cash was primarily the result of (i) an increase in finished goods inventories in order to place equipment at customer's locations under operating lease agreements and to meet anticipated product demand, and (ii) an increase in accounts receivable levels related to greater sales volumes.

   During the first half of 1995 the Company also completed a private placement of debt totaling $15 million. A significant portion of the proceeds, approximately $13 million, was used for the acquisition of Alarmex (see Note 7 of the Notes to Consolidated Financial Statements) and the repayment of existing debt owed by Alarmex at the time of acquisition. The balance of the proceeds, approximately $2 million, was used for general corporate purposes. Subsequent to the second quarter, the Company entered into an amended and restated $60 million revolving credit agreement with a group of banks to replace the existing $25 million in revolving credit indebtedness which had been established during the first quarter of 1995. This amended and restated agreement is a three year agreement which expires on June 1, 1998 (see Note 9 of the Notes to Consolidated Financial Statements).

   The Company also completed the sale of approximately 3.1 million shares of Common Stock during the second quarter of this year pursuant to an underwritten public offering. The net proceeds received by the Company from this offering approximated $54.7 million. Of these proceeds, $25 million was used to reduce in its entirety the amount outstanding under the Company's revolving credit line. The balance of the proceeds are expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

   LIQUIDITY AND CAPITAL RESOURCES (continued)
   -------------------------------------------
   The Company's capital expenditures during the first half totaled $5.8 million compared to $2.4 million during the first half of 1994. The Company expects that for the full year investments in property, plant and equipment will approximate $9.0 million. These capital expenditures will generally be used for expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. As part of its continuing strategy, the Company is exploring strategic acquisitions in the following areas: international direct distribution, a second source of manufacturing capacity and product line diversification within the Company's core businesses. In order to consummate any one or more particular acquisitions, the Company may require additional debt or equity financing.

   The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

   In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of June 25, 1995 the Company had currency exchange forward contracts totaling approximately $12.6 million. The contracts are in the various local currencies covering primarily the Company's six Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico and Australia were not covered by currency exchange forward contracts at June 25, 1995. However, management is evaluating a strategy to minimize the Company's existing foreign exchange exposure in Mexico and Argentina.

   In addition, the Company is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations.

   The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments prohibit the amounts available for cash dividends.

                       PART II OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS

   ITC Proceedings
   ---------------
   On March 10, 1993, the United States International Trade Commission ("Commission") instituted an investigation of a complaint filed by the Company under Section 337 of the Tariff Act of 1930. The complaint, as amended, alleged that six respondents imported, sold for importation, or sold in the United States after importation certain anti-theft deactivatable resonant tags and components thereof that infringed certain U.S. Letters Patents of which the Company is the exclusive licensee. The Commission's notice of investigation named six respondents, each of whom was alleged to have committed one or more unfair acts in the importation or sale of components or finished tags that infringe the asserted patent claims. Those respondents are: Actron AG; Tokai Denshi Co. Ltd.; ADT, Limited; All Tag Security AG; Toyo Aluminum Ltd.; and Custom Security Industries, Inc.

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review an Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.9 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes that certain provisions contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of June 25, 1995.

   Actron AG Litigation
   --------------------
   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

                           PART II OTHER INFORMATION

   Actron AG Litigation (continued)
   -------------------------------
   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. A hearing was held in late July, 1995 on Actron's Motion for a Preliminary Injunction on certain aspects of the matter. The Court has not yet made a determination on such motion. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

   On March 2, 1995, as a result of a private complaint filed in Switzerland by Actron AG against three of its former employees who are now employees of the Company's Swiss subsidiary, Swiss authorities questioned two of these employees regarding alleged improper possession and/or use of confidential information and proprietary data allegedly belonging to Actron. In addition, Swiss authorities took possession of certain files from the homes of the employees questioned and from the office of the Company's Swiss subsidiary. The Company has not been advised that it is the subject of any legal proceeding in Switzerland. The Company believes that Actron's private complaint (and the resultant actions of the Swiss authorities) are directly related to the Company's litigation with Actron as described above.

   Cohen Litigation
   ----------------
   The Company, along with several officers and a director, has been named as a defendant in two actions entitled Milton Cohen, et al v. Checkpoint Systems, Inc., et al USDC Case No. 95CV1042 (JHR) filed March 9, 1995 and Aron and Lisa Derman, et al v. Checkpoint Systems, Inc., et al USDC Case No. 95CV1046 (JEI) filed March 10, 1995, both of which were filed in the United States District Court in New Jersey. The complaints, which are substantially identical, seek class certification and allege generally that the defendants participated in a course of conduct to conceal adverse material information about the operating results and future business prospects of the Company as a result of which the Company's stock price was artificially inflated during the period October 21, 1994 through March 7, 1995. Plaintiff alleges that the conduct set forth in the preceding sentence was in violation of certain federal securities laws. The Company believes that the plaintiffs' allegations are entirely without merit and intends to defend itself vigorously.

   Item 5. OTHER INFORMATION

   On June 29, 1995, the Company entered into an amended and restated Credit Agreement which replaces the credit agreement that was entered into on February 15, 1995. Under the new Credit Agreement, a group of banks have agreed to provide up to $60 million of credit to the Company on an unsecured basis at varying rates of interest depending on the Company's election. As of June 25, 1995 and as of the date of this report there were no borrowings outstanding under either of these agreements. This new agreement will expire on June 1, 1998. This Credit Agreement contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and current ratio. In addition, this Credit Agreement limits the Company's ability to pay cash dividends.

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
   10 (i) Second Amended and Restated Loan and Agency Agreement dated as of June 29, 1995

   (b) No reports on Form 8-K have been filed during the second quarter of 1995.



                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHECKPOINT SYSTEMS, INC.
   August 8, 1995                      Steven G. Selfridge
                                       Senior Vice President - Operations,
                                       Chief Financial Officer

   August 8, 1995                      Mitchell T. Codkind
                                       Vice President, Corporate Controller
                                       and Chief Accounting Officer

                      INDEX TO EXHIBITS

   EXHIBIT
   -------

   Exhibit 10(i)            Second Amended and Restated Loan and Agency
                            Agreement