Form 10-Q
period 1995-09-24
CHECKPOINT SYSTEMS INC
filed 1995-11-08
CIK 215419

FORM  10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarter ended           September 24, 1995
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

        As of November 2, 1995 there were 14,149,679 of the Common Stock outstanding.

                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q

                                   INDEX


                                                                    Page No.
                                                                    -------

   Part I. FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                          3

                  Consolidated Statements of Operations                4

                  Consolidated Statement of Shareholders' Equity       4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements          6-11

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         12-20


   Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                     21-22

       Item 5. Other Information                                       23

       Item 6. Exhibits and Reports on Form 8-K                        23

         SIGNATURES                                                    23

                             CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                September 24,    December 25,
                                                     1995            1994
                                                 ------------    ------------
                     ASSETS                       (Unaudited)
                     ------                               (Thousands)
   CURRENT ASSETS
        Cash and cash equivalents                  $ 19,861        $    944
        Accounts receivable, net of allowances
          of $1,853,000 and $1,570,000               51,787          33,290
        Inventories                                  42,457          29,486
        Other current assets                          7,322           4,385
        Deferred income taxes                         1,117           1,117
                                                    -------         -------
          Total current assets                      122,544          69,222
   REVENUE EQUIPMENT ON OPERATING LEASE, net         15,038           8,875
   PROPERTY, PLANT AND EQUIPMENT, net                31,169          27,924
   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                          20,827          10,120
  INTANGIBLES                                         6,583           5,826
   OTHER ASSETS                                       6,898           5,958
                                                    -------          ------
   TOTAL ASSETS                                    $203,059         127,925
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                            $ 8,032        $ 10,064
        Accrued compensation and related taxes        5,327           2,635
        Income taxes                                  3,604           2,223
        Unearned revenues                             4,449           3,357
        Other current liabilities                     6,897           4,810
        Short-term borrowings and current portion
          of long-term debt                           4,078           6,706
                                                    -------         -------
          Total current liabilities                  32,387          29,795
   LONG-TERM DEBT, LESS CURRENT MATURITIES           35,890          35,556
   DEFERRED INCOME TAXES                              1,271           1,271
   SHAREHOLDERS' EQUITY
        Preferred Stock, no par value, authorized
          500,000 shares, none issued
        Common Stock, par value $.10 per share,
          authorized 100,000,000 shares, issued
          14,913,679 and 11,278,511                   1,491           1,128
        Additional capital                           83,095          21,592
        Retained earnings                            54,891          46,789
        Common stock in treasury, at cost,
          799,000 shares                             (5,664)         (5,664)
        Foreign currency adjustments                   (302)         (2,542)
                                                    -------         -------
   TOTAL SHAREHOLDERS' EQUITY                       133,511          61,303
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $203,059        $127,925
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
                      Quarter (13 Weeks) Ended   Nine Months (39 Weeks) Ended
                      ------------------------    ---------------------------
                       Sept. 24,      Sept. 25,       Sept. 24,     Sept. 25,
                          1995          1994            1995           1994
                       --------       --------        --------       --------
                                 (Thousands, except per share data)
   Net Revenues         $52,802        $33,928        $139,906       $88,807
   Cost of Revenues      28,033         16,905          77,102        45,969
                         ------         ------          ------        ------
      Gross Profit       24,769         17,023          62,804        42,838
   Selling, General
     and Administrative
     Expenses            17,773         13,001          48,928        35,946
                         ------         ------          ------        ------
      Operating
        Income            6,996          4,022          13,876         6,892
   Interest Income          523            137           1,017           421
   Interest Expense         971          1,040           3,020         2,063
   Foreign Exchange
     Loss                    48            236             268           243
                         ------         ------          ------        ------
   Earnings Before
     Income Taxes         6,500          2,883          11,605         5,007
     Income Taxes         1,971            721           3,503         1,252
                         ------         ------          ------        ------
   Net Earnings         $ 4,529        $ 2,162         $ 8,102       $ 3,755
                         ======         ======          ======        ======
   Net Earnings Per
     Share
                        $   .31        $   .20         $   .61       $   .35
                         ======         ======          ======        ======
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Unaudited)
                             Nine Months(39 Weeks) Ended September 24, 1995
                       ---------------------------------------------------
                                                            Foreign
                       Common Additional Retained  Treasury Currency
                        Stock   Capital  Earnings   Stock    Adjust.  Total
                       -------  -------  -------   -------  -------  ------
                                         (Thousands)
   Balance,
   December 25, 1994  $ 1,128   $21,592  $46,789   $(5,664) $(2,542) $61,303
   Net Earnings                            8,102                       8,102
   Exercise of Stock
   Options                 34     3,668                                3,702
   Stock issuance in
   connection with
   business acquisition    20     3,478                                3,498
   Stock issuance in
   connection with equity
   offering               309    54,357                               54,666
   Foreign Currency
   Adjustments                                                2,240    2,240
                      -------   -------  -------  -------   -------  -------
   Balance at
   September 24, 1995 $ 1,491   $83,095  $54,891  $(5,664)  $  (302) 133,511
                      =======   =======  =======  =======   =======  =======
          See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  Nine Months(39 Weeks) Ended
                                                  ------------------------
                                                  September 24, September 25,
                                                      1995         1994
                                                   ---------     ---------
                                                          (Thousands)

   Cash inflow (outflow) from operating activities:
    Net earnings                                     $ 8,102     $  3,755
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:

      Net book value of rented equipment sold            690          437
      Long-term customer contracts                      (837)        (942)
      Depreciation and amortization                    9,029        5,926
      Provision for losses on accounts receivable        261          341
     (Increase) decrease in current assets:
         Accounts receivable                         (14,084)      (6,060)
         Inventories                                 (17,206)      (8,805)
         Other current assets                         (1,695)         182
      Increase (decrease) in current liabilities:
         Accounts payable                             (4,527)      (4,387)
         Accrued compensation and related taxes        2,236        1,337
         Income taxes                                  1,012          942
         Unearned revenues                               (31)         724
         Other current liabilities                     1,412       (2,059)
                                                     -------      -------
         Net cash used by operating activities       (15,638)      (8,609)
                                                     -------      -------

   Cash inflow (outflow) from investing activities:
    Acquisition of property, plant and equipment      (6,186)      (3,686)
    Acquisition, net of cash acquired                (10,061)           -
    Other investing activities                        (2,391)       2,644)
                                                     -------      -------
         Net cash used by investing activities       (18,638)      (6,330)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                        3,702        2,538
    Proceeds from sale of common stock                54,666            -
    Proceeds of debt                                  40,000       16,307
    Payment of debt                                  (45,175)      (3,626)
                                                     -------      -------
         Net cash provided by financing activities    53,193       15,219
                                                     -------      -------
 Net increase (decrease) in cash and cash
     equivalents                                      18,917          280
   Cash and cash equivalents:
     Beginning of period                                 944            -
                                                     -------      -------
     End of period                                  $ 19,861     $    280
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

   The consolidated financial statements include all adjustments necessary to present fairly the Company's financial position at September 24, 1995 and December 25, 1994 and its results of operations and changes in cash flows for the thirteen and thirty-nine week periods ended September 24, 1995 and September 25, 1994.

   2.  INVENTORIES
                                                September 24,    December 25,
                                                    1995             1994
                                                 ---------       ------------
                                                        (Thousands)
             Raw materials                        $ 8,924           $ 6,078
             Work in process                          845               193
             Finished goods                        32,688            23,215
                                                  -------           -------
                                                  $42,457           $29,486
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

   4.  PER SHARE DATA

   Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and thirty-nine week periods ended September 24, 1995 and September 25, 1994 were 14,791,000 and 13,227,000 (1995) and 10,937,000 and 10,721,000
   (1994), respectively.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   5.  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments for the thirteen and thirty-nine week periods ended September 24, 1995 and September 25, 1994, respectively, included interest payments of $879,000 and $2,264,000(1995) and $492,000 and
   $1,388,000(1994) and income taxes paid of $6,000 and $1,806,000(1995) and
   $1,000 and $125,000 (1994).

   Excluded from the investing activities in the Consolidated Statements of Cash Flows are net transfers from inventory to property, plant and equipment. For the thirteen and thirty-nine week periods ended September 24, 1995 and September 25, 1994 net transfers relating to equipment rented to customers were $2,392,000 and $8,569,000 (1995) and $1,208,000 and
   $5,824,000 (1994) respectively.

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


   6. INTANGIBLES

   Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which ranges from five to ten years. Accumulated amortization approximated $1,940,000 and $1,027,000 at September 24, 1995 and December 25, 1994, respectively.

   The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs, net of accumulated amortization, totaled $1,265,000 and $992,000 as of September 24, 1995 and December 25, 1994,
   respectively.

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

   The following table represents unaudited combined results of operations for the first nine months of 1995 and 1994, as if the acquisition of Alarmex had occurred at the beginning of those respective periods. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:

                                               Nine Months (39 weeks) Ended
                                              -----------------------------
                                              September  24,   September 25,
                                                   1995             1994
                                              -------------    -------------
                                           (Thousands, except per share data)

     Net revenues................................$140,801        $104,986
     Net earnings................................$  8,017        $  3,380
     Earnings per common share...................$    .61        $    .31


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

   On February 15, 1995, the Company entered into a new $25,000,000 revolving Credit Agreement which replaced the Company's Revolving Credit Agreements that were in existence at year end. Proceeds of $14,880,000 were used to pay off borrowings under an existing Revolving Credit Agreement with the Company's principal lending bank. On June 29, 1995, the Company entered into an amended and restated $60 million revolving Credit Agreement which replaces the agreement discussed above. As of September 24, 1995, there were no borrowings outstanding. This Credit Agreement will expire on June 1, 1998 and contains certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and current ratio. In addition, this Credit Agreement limits the Company's ability to pay cash dividends.

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

   The Company anticipates that this litigation will terminate upon completion of the Company's acquisition of the captal stock of Actron (see
   Note 13 of the Notes to Consolidated Financial Statements).

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

   12.  PATENT DEFENSE COSTS
   During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.8 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes with the advice of counsel that certain provisions which are contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of September 24, 1995.

   13.  SUBSEQUENT EVENTS
   AGREEMENT TO PURCHASE ACTRON
   On October 11, 1995, the Company and ADT (UK) Limited ("ADT") entered into a Purchase Agreement whereby the Company would purchase all of the capital stock of Actron Group Limited, a wholly-owned subsidiary of ADT ("Actron") from ADT. The purchase price of the capital stock is $54 million, subject to certain possible downward adjustments.

                          CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

   13.  SUBSEQUENT EVENTS (continued)
   At the time of execution of the Purchase Agreement, the Company deposited $1 million into an escrow account. The $1 million is to be (1) credited against the purchase price if the purchase of the Actron capital stock is completed; (2) released to the Company if the closing does not occur as a result of a breach of the Purchase Agreement by ADT or (3) paid to ADT (to compensate it for its expenses, but not as liquidated damages) if the purchase of Actron capital stock has not been completed on or before December 31, 1995, unless such failure to complete is due to a breach by ADT of the Purchase Agreement.

   Actron manufactures, sells and distributes radio frequency electronic security systems to the retail industry throughout
   Western Europe. For the year ended December 31, 1994, Actron had revenues of approximately $50 million.

   There can be no assurances that the acquisition of the capital stock of Actron will be completed, or if completed that the proposed transaction will be profitable or enhance the Company's competitive position now or in the future. Completion of the purchase of the Action capital stock is subject to normal and customary closing conditions and is expected to occur not later than December 31, 1995.

   The Purchase Agreement provides that ADT will not sell or entertain other offers for the purchase of the capital stock or assets of Actron, or negotiate with anyone with respect thereto, until the earlier of December 31, 1995 or such time as the Company and ADT agree.

   PRIVATE PLACEMENT OF DEBT SECURITIES
   On October 17, 1995 the Company completed the private placement of $120,000,000 of Convertible Subordinated Debentures with an annual interest rate of 5.25%. The debentures are unsecured, subordinated to all senior indebtedness and convertible at any time into shares of the Company's common stock at a conversion price of $36.75 per share (equivalent to approximately 27.2 shares of Common Stock for each $1,000 principal amount of
   Debentures).   The debentures will mature on November 1, 2005 and
   are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. The net proceeds generated to the Company from this transaction approximated $116,000,000.

                           CHECKPOINT SYSTEMS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
   Third Quarter 1995 Compared to Third Quarter 1994
   ---------------------------------------------------

        Overview

   During the third quarter of 1995 revenues increased by approximately $18.9 million (or 55.6%) over the prior year's third quarter. During the third quarter cost of revenues in the Company's base operations (excluding Alarmex) were slightly higher than in 1994 as a percentage of sales (from 49.8% to 51.1%). Including the Alarmex operations, cost of revenues increased by 3.3% (from 49.8% to 53.1%). Selling, general and administrative ("SG&A") expenses increased $4.8 million but declined as a percentage of revenues by 4.6% (from 38.3% to 33.7%). Income from operations increased $3.0 million (from $4.0 million to $7.0 million). Net earnings for the quarter increased by $2.3 million (from $2.2 million to $4.5 million) resulting in earnings per share of $.31 for the quarter versus $.20 achieved in the prior year's third quarter.

        Net Revenues

   Net revenues increased approximately $18.9 million (or 55.6%) over the third quarter of 1994 (from $33.9 million to $52.8 million). Domestic and international net revenues accounted for approximately 66.6% and 33.4%, respectively, of total net revenues compared to 62.7% and 37.3% for last year's comparable quarter. Domestic retail EAS net revenues increased $4.7 million (or 26.0%) primarily as a result of increased unit sales resulting from several chain wide installations. International EAS net revenues increased $5.0 million (or 39.4%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($4.6 million) including sales to a major customer in Spain ($1.3 million). Sales contributed by the Company's Alarmex subsidiary which was acquired during the first quarter of 1995 also contributed positively to the increase in revenues by $9.6 million. The Company's Access Control product line had sales growth of 8% (from $1.5 million to $1.7 million) compared to the prior year's third quarter.

                       CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   Third Quarter 1995 Compared to Third Quarter 1994
   ---------------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $11.1 million (or 65.8%) over the third quarter of 1994 (from $16.9 million to $28.0 million). As a percentage of net revenues, cost of revenues increased 3.3% (from 49.8% to 53.1%) compared to the prior year's third quarter. This increase was primarily due to lower gross margins generally associated with the Alarmex operations. Cost of revenues related to the Company's traditional EAS product lines increased by 1.3% (from 49.8% to 51.1%) primarily resulting from volume pricing to significant customers which are implementing EAS systems chain wide and pricing pressure on the Company's Western European operations offset partially by lower production costs due to increased volumes and efficiencies.

        Selling, General and Administrative Expenses

   SG&A expenses increased $4.8 million (or 36.7%) over the third quarter of 1994 (from $13.0 million to $17.8 million). As a percentage of net revenues, however, SG&A expenses decreased by 4.6% (from 38.3% to 33.7%). The higher expenses (in dollars) were due to an approximately $3.2 million increase in expenditures supporting the Company's EAS business and approximately $1.6 million of SG&A expenses related to the Alarmex operations including amortization of goodwill.

        Interest Expense

   Interest expense for the third quarter of 1995 remained flat at $1.0 million, primarily as a result of interest on the issuance of a $15 million note in connection with the Alarmex acquisition completed during the first quarter of 1995 offset almost entirely by significantly lower outstanding revolving credit balances which were paid down during the second quarter of 1995.

        Income Taxes

   The effective tax rate of 30.3% is higher than the effective tax rate used in last year's third quarter of 25.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. and (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   Third Quarter 1995 Compared to Third Quarter 1994
   --------------------------------------------------

        Net Earnings

   Net earnings were $4.5 million or $.31 per share versus $2.2 million or $.20 per share for the third quarter of 1994. The number of weighted average number of common and common equivalent shares used in the earnings per share computation for the current quarter has increased substantially compared to the prior year (from 10.9 million to 14.8 million) primarily from: Company shares issued as part of the Alarmex acquisition (200,717); and shares issued during the second quarter in connection with the Company's recent equity offering (3,086,600) which is further discussed in "Liquidity and Capital Resources".


        Exposure To International Operations

   Approximately 76% of the Company's international sales during the third quarter of 1995 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For the third quarter of 1995, currency exchange losses amounted to less than $.1 million compared to losses of $.2 million for the comparable period in the prior year.


        United States International Trade Commission Ruling

   During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.8 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes with the advice of counsel that certain provisions which are contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of September 24, 1995.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS
   ---------------------
   First Nine Months of 1995 Compared to First Nine Months of 1994
   ---------------------------------------------------------------

        Overview

   During the first nine months of 1995 revenues increased by approximately $51.1 million (or 57.5%) over the prior year's first nine months. During the first nine months cost of revenues in the Company's base operations (excluding the Alarmex acquisition) were slightly higher as a percentage of sales (from 51.8% to 52.1%) but combined with the increase in revenues resulted in a significant increase in gross profit from that obtained in last year's first nine months. Including the Alarmex operations, cost of revenues increased by 3.3% (from 51.8% to 55.1%). SG&A expenses increased $13.0 million but declined as a percentage of revenues by 5.5% (from 40.5% to 35.0%). Income from operations increased $7.0 million (from $6.9 million to $13.9 million). Net earnings for the first nine months increased by $4.3 million (from $3.8 million to $8.1 million) resulting in earnings per share of $.61 for the first nine months versus $.35 achieved in the prior year's first nine months.

        Net Revenues

   Net revenues increased approximately $51.1 million (or 57.5%) over the first nine months of 1994 (from $88.8 million to $139.9 million). Domestic and international net revenues accounted for approximately 64.1% and 35.9%, respectively, of total net revenues compared to 60.8% and 39.2% for last year's first nine months. Domestic retail EAS net revenues increased $11.5 million (or 25.4%) primarily as a result of increased unit sales resulting from several chain wide installations. International EAS net revenues increased $15.4 million (or 44.4%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($14.7 million) including sales to a major customer in Spain ($5.5 million); and increased sales by the Company's subsidiaries in Canada, Argentina and Australia offset partially by reduced sales in Mexico ($1.8 million). Sales contributed by the Company's Alarmex subsidiary which was acquired on February 1, 1995 also contributed positively to the increase in revenues by $23.8 million. The Company's Access Control product line had sales growth of $.9 million or 21.4% (from $4.2 million to $5.1 million) compared to the prior year's first nine months as a result of increased sales to two primary customers.

                       CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Nine Months of 1995 Compared to First Nine Months of 1994
   ---------------------------------------------------------------

        Cost of Revenues

   Cost of revenues increased approximately $31.1 million (or 67.7%) over the first nine months of 1994 (from $46.0 million to $77.1 million). As a percentage of net revenues, cost of revenues increased 3.3% (from 51.8% to 55.1%) compared to the prior year's first nine months. This increase was primarily due to lower gross margins generally associated with the Alarmex operations. Cost of revenues related to the Company's traditional EAS product lines increased by .3% (from 51.8% to 52.1%) primarily resulting from volume pricing to significant customers which are implementing EAS systems chain wide and pricing pressure on the Company's Western European operations offset mainly by lower production costs due to increased volumes and efficiencies.

        Selling, General and Administrative Expenses

   SG&A expenses increased $13.0 million (or 36.1%) over the first nine months of 1994 (from $35.9 million to $48.9 million). As a percentage of net revenues, however, SG&A expenses decreased by 5.5% (from 40.5% to 35.0%). The higher expenses (in dollars) were due to an approximately $9.0 million increase in expenditures supporting the Company's EAS business of which $4.6 million is directly attributable to higher sales volumes and approximately $4.0 million of SG&A expenses related to the Alarmex operations including amortization of goodwill.

        Interest Expense

   Interest expense increased by $.9 million over the first nine months of 1994 (from $2.1 million to $3.0 million). This increase is primarily the result of higher outstanding loan balances during the first nine months compared to the prior year. Interest expense for the first nine months of 1995 included interest on the issuance of a $15 million note in connection with the Alarmex acquisition (representing $.9 million of interest) which occurred during the first quarter of 1995.

        Income Taxes

   The effective tax rate of 30.2% is higher than the effective tax rate used in last year's first nine months of 25.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. and (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


   RESULTS OF OPERATIONS (continued)
   ---------------------
   First Nine Months of 1995 Compared to First Nine Months of 1994
   ---------------------------------------------------------------

        Net Earnings

   Net earnings were $8.1 million or $.61 per share versus $3.8 million or $.35 per share for the first nine months of 1994. The increase in the number of shares used in the earnings per share computation was discussed in the third quarter 1995 compared to third quarter 1994 results.


        Exposure To International Operations

   Approximately 74% of the Company's international sales (26% of total revenues) during the first nine months of 1995 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For the first nine months of 1995, currency exchange losses amounted to $.3 million compared to losses of $.2 million for the comparable period in the prior year.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. Over the past several years, the significant growth in the Company's business (through acquisitions and strategies to place equipment in retailer's locations in order to promote sales of disposable tags) has required the use of substantially more cash than has been generated by internal operations. The Company has met these liquidity needs over the last three years primarily through funds provided by long-term borrowings and in fiscal 1995, through the issuance of common stock in an underwritten public offering and the issuance of convertible subordinated debt. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the net proceeds generated from the sale of shares of the Company's Common Stock and the net proceeds generated by the issuance of convertible subordinated debt(see Note 13 of Notes to Consolidated Financial Statements), will be adequate for its presently foreseeable working capital and capital investment requirements.

   The Company's operating activities consumed approximately $15.6 million during the first nine months of 1995 compared to $8.6 million in the prior year's first nine months. This use of cash was primarily the result of (i) an increase in accounts receivable levels related to greater sales volumes, and (ii) an increase in finished goods inventories in order to place equipment at customer's locations under operating lease agreements and to meet anticipated product demand.

   During the first nine months of 1995 the Company completed a private placement of debt totaling $15 million. A significant portion of the proceeds, approximately $13 million, was used for the acquisition of Alarmex (see Note 7 of the Notes to Consolidated Financial Statements) and the repayment of existing debt owed by Alarmex at the time of acquisition. The balance of the proceeds, approximately $2 million, was used for general corporate purposes. During the third quarter, the Company entered into an amended and restated $60 million revolving credit agreement with a group of banks to replace the existing $25 million in revolving credit indebtedness which had been established during the first quarter of 1995. This amended and restated agreement is a three year agreement which expires on June 1, 1998 (see Note 9 of the Notes to Consolidated Financial Statements).

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

   LIQUIDITY AND CAPITAL RESOURCES (continued)
   -------------------------------------------
   The Company also completed the sale of approximately 3.1 million shares of Common Stock during the second quarter of this year pursuant to an underwritten public offering. The net proceeds received by the Company from this offering approximated $54.7 million. Of these proceeds, $25 million was used to reduce in its entirety the amount outstanding under the Company's revolving credit line. The balance of the proceeds are expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

   The Company's capital expenditures during the first nine months totaled $6.2 million compared to $3.7 million during the first nine months of 1994. The Company expects that for the full year investments in property, plant and equipment will approximate $9.0 million. These capital expenditures will generally be used for expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. As part of its continuing strategy to expand international direct distribution the Company has entered into a purchase agreement whereby the Company would purchase all of the capital stock of Actron (previously discussed).

   Subsequent to the third quarter, the Company generated approximately $116 million from the issuance of convertible subordinated debt (see Note 13 of the Notes to Consolidated Financial Statements). These proceeds are expected to be used by the Company for the following: (i) approximately $55 million for the acquisition of Actron and related transaction expenses; (ii) approximately $25 million for potential strategic acquisitions and related start-up operations and capital expenditures in the following areas: various international distribution centers, a second source of manufacturing capacity and product line diversification within the Company's core business; and (iii) approximately $36 million to provide the necessary capital to enable the Company to lease equipment to retailers under long-term leases (in order to promote sales of disposable tags) and for general corporate purposes.

   At November 7, 1995 there were no amounts outstanding under the Company's revolving line of credit. Both the private placement debt instrument and the revolving credit agreement contain certain financial covenants which must be met before borrowings under the revolving credit agreement can occur. As a result of the issuance of $120 million of convertible subordinated debentures the Company's capacity to borrow under its revolving credit facility has been reduced due to the borrowing limitations imposed by the applicable financial covenants in the private
   placement debt instrument and revolving credit agreement as amended.   As
   of November 7, 1995, the Company had approximately $25 million borrowing capacity under its revolving credit agreement.

                       CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

   LIQUIDITY AND CAPITAL RESOURCES (continued)
   -------------------------------------------
   The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

   In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of September 24, 1995 the Company had currency exchange forward contracts totaling approximately $9.8 million. The contracts are in the various local currencies covering primarily the Company's six Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico and Australia were not covered by currency exchange forward contracts at September 24, 1995. However, management is evaluating a strategy to minimize the Company's existing foreign exchange exposure in Mexico and Argentina.

   In addition, the Company on an ongoing basis is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations. The Company had no options outstanding as of September 24, 1995.

   The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments limit the amounts available for cash dividends.

   On October 11, 1995 the Company and ADT (UK) Limited ("ADT") entered into a Purchase Agreement whereby the Company would purchase all of the capital stock of Actron Group Limited
   ("Actron"), a wholly owned subsidiary of ADT from ADT. The purchase price is $54 million, subject to certain possible downward adjustments. Actron manufactures, sells and distributes radio frequency electronic security systems to the retail industry throughout Western Europe. For the year ended December
   31, 1994 Actron had revenues of approximately $50 million.
   Completion of the purchase of the Actron capital stock is subject to normal and customary closing conditions and is expected to occur no later than December 31, 1995 (see Note 13 of Notes to Consolidated Financial Statements).

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

   On March 10, 1994 the United States International Trade Commission issued a Notice of Commission Determination Not to Review an Initial Determination Finding No Violation of Section 337 of the Tariff Act of 1930. During the second quarter of 1995 the Company was informed that the Appeals Court had denied the Company's appeal relating to the adverse International Trade Commission ("ITC") ruling of March 10, 1994 involving certain domestic patents. The Company has capitalized approximately $1.8 million in patent defense costs which have been included in Intangibles since the end of fiscal 1993. The Company is the exclusive licensee of the patents and related technology which are held by Arthur D. Little ("ADL") for which the Company has made, and continues to make, royalty payments. Management believes that certain provisions contained in the agreement between the two companies gives the Company the right to recover these legal defense costs and management intends to pursue the Company's rights under the licensing agreement. Accordingly, these costs remain deferred on the Company's balance sheet as of September 24, 1995.

   Actron AG Litigation
   --------------------
   The Company, together with two of its senior officers, are defendants in an action entitled ADT, Inc. and Actron AG v. Checkpoint Systems, Inc. and Albert E. Wolf and Kevin P. Dowd (D.C.N.J.#95-730) which was filed on February 9, 1995.

                           PART II OTHER INFORMATION

   Actron AG Litigation (continued)
   --------------------
   In this action, Actron AG, one of the Company's principal European competitors, alleges that the Company, in violation of certain common laws and contractual obligations (1) unlawfully employed in Europe three former employees of Actron who allegedly are in possession of, and have disclosed to the Company, certain of Actron's confidential information, (2) has attempted to employ in Europe certain other of Actron's current employees,(3) has interfered with certain contractual relationships between Actron, its former employees, and the supplier of Actron's disposable EAS tags and (4) has, in allegedly engaging in the activities complained of, committed acts of unfair competition. A hearing was held in late July, 1995 on Actron's Motion for a Preliminary Injunction on certain aspects of the matter. The Court has not yet made a determination on such motion. The Company intends to defend itself vigorously. While the outcome of litigation can never be predicted with certainty the Company does not anticipate that its ultimate outcome will have a material effect on its operations or financial condition.

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

   The Company anticipates that this litigation will terminate upon completion of the Company's acquisition of the capital stock of Actron (see Note 13 of the Notes to Consoliated Financial Statements).

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

   Item 5. OTHER INFORMATION

   Refer to Note 13 (Subsequent Events) of the Notes to Consolidated Financial Statements.

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (b) No reports on Form 8-K have been filed during the third quarter of 1995.


                                   SIGNATURE
                                   ---------
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   November 8, 1995
   CHECKPOINT SYSTEMS, INC.
   Steven G. Selfridge
   Senior Vice President - Operations
   and Chief Financial Officer


   November 8, 1995
   Mitchell T. Codkind
   Vice President, Corporate Controller
   and Chief Accounting Officer