Form 10-Q/A
period 1995-09-24
CHECKPOINT SYSTEMS INC
filed 1995-12-14
CIK 215419

FORM  10-Q/A
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

        As of December 12, 1995 there were 14,205,379 of the Common Stock outstanding.











                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q/A

                                   INDEX


                                                           Page No.
                                                           -------




       Item 6. Exhibits and Reports on Form 8-K               3


         SIGNATURES                                           3

         INDEX TO EXHIBITS                                    4

                           PART II OTHER INFORMATION


   Item 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Indenture dated October 24, 1995 between
                Checkpoint Systems, Inc. and Chemical Bank, as Trustee and a Registration Rights Agreement dated as of October 24, 1995.

           (b) No reports on Form 8-K have been filed during the third quarter of 1995.




                                   SIGNATURE
                                   ---------
   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   December 13, 1995
   CHECKPOINT SYSTEMS, INC.

   ________________________
   Steven G. Selfridge
   Senior Vice President - Operations
   and Chief Financial Officer


   December 13, 1995

   ________________________
   Mitchell T. Codkind
   Vice President, Corporate Controller
   and Chief Accounting Officer

                   INDEX TO EXHIBITS
                   -----------------


EXHIBIT           DESCRIPTION                                 PAGE
-------                -----------                            ----

   4(i)           Indenture dated October 24, 1995
                  between Checkpoint Systems, Inc.
                  and Chemical Bank, as Trustee including
                  including Exhibits A and B.

   4(ii)          Form of 5-1/4% Convertible Subordinated
                  Debenture due 2005 (see Exhibit 4(i)).

   4(iii)         Registration Rights Agreement
                  dated as of October 24, 1995.