Form 10-K
period 1995-12-31
CHECKPOINT SYSTEMS INC
filed 1996-03-22
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission File No. 1-11257

                         CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

     Pennsylvania                                22-1895850
(State of Incorporation)             (IRS Employer Identification No.)

   101 Wolf Drive, PO Box 188, Thorofare, New Jersey       08086
   ---------------------------------------------------     -----
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

As of March 8, 1996 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $614,000,000.

As of March 8, 1996, there were 29,142,264 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - The Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on April 23, 1996.

                                   PART I

Item 1.    BUSINESS

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary radio frequency ("RF") technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including electronic article surveillance ("EAS")systems, closed circuit television ("CCTV") systems, point-of-sale ("POS") monitoring systems and access control systems. Over the past five years, the Company has achieved substantial growth, both through internal expansion and acquisitions, as a result of the repositioning of the Company by current management through the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

The Company's key product offerings use a low-cost disposable, paper-thin target which triggers an alarm when passed through the Company's sensors at the point of exit from the retail site. These disposable targets, which are manufactured using the Company's proprietary technology at its state-of-the-art facility in Puerto Rico, can be easily installed on products or within packaging at the retail outlet or at the product manufacturing source and can be easily deactivated without locating the tag. Sales of these disposable targets and field service of their associated sensors and deactivation units provide a significant and growing source of recurring revenues and accounted for approximately 32% of the Company's net revenues for fiscal year 1995. The Company's business strategy focuses on capitalizing on retailers' increasing attention to theft prevention through use of the Company's proprietary RF technology-based products.

The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying high volume, high margin merchandise, and to reduce associated selling costs through lower staff requirements. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to such hard goods retail chains as Target, Circuit City, Lucky's Grocery, Ralph's, Rite-Aid, Ross, Eckerd Drugs, and Walgreens in the U.S., and Dixons, All Sport, British Shoe, Cortes Ingles, FNAC, and GB in the United Kingdom and Western Europe. In addition, the Company's manufacturing facilities have the current capacity to produce up to three billion disposable RF targets per year at a low cost.

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

COMPANY HISTORY
In 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation. In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's Common Stock to Logistics' shareholders as a dividend. In February, 1986, the Company acquired Sielox Systems, Inc., which developed, produced and marketed access control systems for use in commercial and institutional applications. In August 1990, Sielox's operations were combined with the Company's.

The Company acquired its Canadian Distributor in November of 1992 and Argentinean Distributor in March of 1993. In addition, the Company set up direct operations in Mexico during March of 1993 and in Australia during June of 1993. All of these subsidiaries market EAS systems for use in retail and library applications.

In July 1993, the Company purchased all the outstanding capital stock of ID Systems International B.V. and ID Systems Europe B.V., related Dutch Companies ("ID Systems Group") engaged in the manufacture, distribution and sale of EAS systems. The acquisition gave the Company direct access to six Western European countries which include The Netherlands, United Kingdom, Sweden, Germany, France and Belgium.

In February 1995 the Company purchased Alarmex, Inc. which designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 9,000 retail sites in the United States.

On November 1, 1995, the Company acquired Eagle Security, its distributor in Oslo, Norway. The acquisition of Eagle increases the Company's EAS penetration in Scandinavia and broadens its presence in Europe.

On November 30, 1995, the company purchased from ADT (UK) Limited ("ADT") all of the capital stock of Actron Group Limited ("Actron"), a wholly-owned subsidiary of ADT. Actron manufactures, sells and distributes radio frequency electronic security systems to the retail industry throughout Western Europe.

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

The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions ("FCC") regulations governing radio frequencies, signal strengths and other factors. The Company's present EAS products requiring FCC certification comply with applicable regulations. In addition, the Company's present EAS products meet other regulatory specifications for the countries in which they are sold.
-------------------------
The symbol(R) represents a registered trademark of the Company.

Pie Charts Showing Consolidated Net Revenues by Products:

                                   1995      1994      1993
                                   ----      ----      ----
Net Revenues                      $204,741  $128,331  $93,034

Service and Other                    11%       15%      12%
CCTV/POS Monitoring                  16%        0%       0%
Access Control                        3%        5%       5%
Deactivation                         12%       12%      11%
Sensors                              23%       27%      30%
Targets-Reusable                      9%       12%      12%
Targets-Disposable                   26%       29%      30%
                                     ---       ---      ---
                                    100%      100%     100%
                                    ====      ====     ====
Sensors

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

EAS system components include fourteen styles of sensors (each including transmitter, receiver and alarm), and the customer's choice of patented disposable paper targets, reusable flexible targets and reusable hard plastic targets. The EAS system's transmitter emits an RF signal and the receiver measures the change in that signal caused by an active target, causing the system to alarm. For fiscal years 1995, 1994 and 1993 the percentage of the Company's net revenues from sensors was 23%, 27%, and 30%, respectively.

Introduced in 1990, the QS2000(R) is the latest evolution in the Company's proven Quicksilver(TM)sensor product line. With the addition of microprocessor-based radio frequency signal processing, the QS2000 has been engineered to provide excellent target detection with enhanced target-discrimination capabilities. The QS2000 analyzes RF signals in its detection zone and can discriminate between unique target signals and environmental interference. This development greatly reduces false and "phantom" alarms while increasing target detection. The QS2000 is also available in a weatherized version for outdoor use. The QX2000 is a similar system to the microprocessor based QS2000 system with the added flexibility of modular electronics design. The modular design provides an improved service capability in addition to permitting the system to operate at three different RF frequencies.
-------------------------
The symbol(R) represents a registered trademark of the Company.

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

The Company also offers chrome-finished Quicksilver sensors, solid-oak Signature(R) sensors, featuring an earlier generation of components, the QS45 and QS55(R), wide aisle systems that can span up to five and one half feet, and the In-Line Supermarket, which is a narrow aisle system designed specifically for hypermarkets. Most of the Company's sensors can be used with the various targets available.

In 1994, the Company introduced the QS4000(TM) sensor. With digital signal processing, this advanced sensing system adjusts its detection to changing environmental conditions. This new sensor model may be placed in close proximity to deactivation units or near tagged merchandise so that stores can maximize selling space. The QS4000 protects aisle widths up to 42 inches using disposable targets, and up to 60 inches using reusable targets.

     Deactivation Units
Deactivation units are used to eliminate the ability of the tag to be identified by the RF field in the sensor and set off an alarm. Deactivation usually occurs at the check-out point. In 1986, the Company introduced Counterpoint(R), a noncontact deactivation unit which eliminated the need to search for and remove or manually detune disposable targets. Since 1989, the Company has expanded its deactivation products with electronic modules that can be installed into numerous bar code scanners including those manufactured by SpectraPhysics Retail Systems, Symbol Technologies, Inc., Metrologic, Inc., National Cash Register, Inc., ICL Systems, Inc., IBM (International Business Machines) and Fujitsu Ltd. These modules allow the reading of bar code information, while deactivating targets in a single step. These deactivation units allow retail personnel to focus on the customer and minimize errors at check-out. During 1993, the Company developed an improved deactivation unit, Counterpoint(R) IV, which increased deactivation height to twelve inches and improves the rate of product deactivation. In 1994, the Company increased the deactivation height beyond twelve inches with the introduction of Counterpoint
V. These product improvements significantly increased the reliability of accurate deactivation. For 1995, 1994, and 1993, the percentage of the Company's net revenues from deactivation units was 12%, 12%, and 11%, respectively.
Five convenient deactivation configurations -- horizontal counter-mounted slot scanners, a vertical mounted scanner, hand-held scanners, a weigh scale scanner and a deactivation pad -- are available for a variety of POS environments. Most of these units transmit an audible tone that alerts the user that a target has been detected. The tone stops when the target has been deactivated.

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

     Disposable Targets
Disposable security targets are affixed to merchandise by pressure sensitive adhesive or other means. These range in size from 1.125" x 1.5" to 2.0" x 3.0", enabling retailers to protect smaller, frequently-pilfered items. Disposable targets must be deactivated at the point-of-sale, either manually or electronically, or passed around the sensors. Checkpoint provides labels compatible with a wide variety of standard price-marking/bar-coding printers. Checkpoint's labels can be integrated with printers from Sato, Zebra, Monarch, Printronix and Soabar. When used with electronic deactivation equipment, they represent the Cheklink(R) concept, developed to combine pricing, merchandising, data collection and protection in a single step. Targets can be applied at the vendor level, in the distribution center or in-store.
Under the Company's Impulse(R) program tags can be embedded in products or packaging at the point-of-manufacture or packaging. For fiscal years 1995, 1994, and 1993, the percentage of the Company's net revenues from disposable targets was 26%, 29%, and 30%, respectively.

In 1992, the Company was licensed to sell and provide targets in roll form for the Model 4021 label applicator (Pathfinder(R)) printer manufactured by Monarch Marking Systems. This product is a sophisticated electronic portable bar code label printer and applicator ideal for use in high volume mass merchandise, drugstore and supermarket applications. In addition, Pathfinder has a self-contained keyboard which allows for easy entry of various types of label data including: bar code, price and size. The Pathfinder also has built-in scanning capability that can scan existing package bar codes, then print identical Checkpoint labels for application without obscuring important product information.
                         A picture illustrating
                        the Company's sustainable
                         competitive advantage.

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

On February 12, 1996, the Company announced that it has granted a non-exclusive world-wide license to Tokai Electronics Co., Ltd. of Japan to manufacture and distribute its radio frequency disposable tags. The Company also announced a supply agreement with Knogo North America, Inc., whereby Knogo will purchase 50 million disposable tags annually for resale to its customers in the United States and Canada. These two agreements offer the Company's customers alternate sources of disposable tags.

     Reusable Targets
Reusable security targets fall into two categories. Flexible targets are plastic-laminated tags used in a variety of markets that are removed at the point-of-sale. Hard targets consist of a target and a locking mechanism within a plastic case. They are used primarily in the apparel market and present a visible psychological deterrent. Both flexible and hard targets use a nickel-plated steel pin which is pushed through the protected item with a magnetic fastener. These targets can also be attached with a lanyard using the magnetic fastener. An easy-to-use detacher unit removes reusable targets from protected articles without damage. For 1995, 1994, and 1993, the percentage of the Company's net revenues from reusable targets was 9%, 12%, and 12%, respectively.

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

A chart showing: Annual Disposable Targets Applied at Vendor Level, Distribution Center, or In-Store (Units in Millions)
                    1990    1991     1992     1993     1994     1995
                    ----    ----     ----     ----     ----    -----
Units                435     538      691      734      959    1,371

Access Control Systems
The electronic access control Threshold(R) product line consists of seven systems, ranging from small, relatively simple systems, to large, sophisticated systems which provide a maximum degree of control, monitoring and reporting. For fiscal years 1995, 1994, and 1993, the percentage of the Company's net revenues from access control systems was 3%, 5%, and 5%, respectively.

The Threshold product line features a Distributed Network Architecture (TM) which means no single point of failure can affect the entire system. These systems are capable of controlling up to 500 doors for access control and up to 50,000 cardholders. The incorporation of alarm monitoring and point control (i.e. turning lights on or off) are also integral features of all seven Threshold systems.

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

The Company has several proprietary proximity card/tag and reader systems for all environments. The Mirage(R) family of readers provides the fastest card verification in the industry and the release of the Mirage SG(R) allows these readers to be directly mounted on metal without degradation in performance. The Mirage SG provides the same read performance in a smaller more aesthetically pleasing package.

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

     POS Monitoring Systems
In December 1991, the Company licensed the worldwide rights to a POS monitoring system that is marketed under the name Viewpoint(R). Viewpoint records and stores on videotape every transaction at each check-out, both the visual and the individual transaction data. Viewpoint connects directly to the point-of-sale network using a PC compatible computer and fixed CCTV cameras usually mounted inside domes affixed to a retailer's ceiling. Because all transaction data is stored in the computer's relational data base, user-generated reports can match questionable transactions to events recorded on the tape. The system also features a remote dial-in capability that allows users to monitor multiple store locations from one site, significantly lowering personnel costs. Viewpoint can be linked to Checkpoint EAS systems in order to record incidents that have caused the EAS system to register an alarm. For fiscal years 1995, 1994, and 1993, the percentage of the Company's net revenues from both Viewpoint and CCTV sales was 16%, 2% and 0%.

Principal Markets, Distribution, and Marketing Strategy
-------------------------------------------------------
The Company markets its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandiser and music/electronics) and soft goods (apparel). The Company is a market leader in the supermarkets, drugstores and mass merchandiser market segments with such customers as Target, Lucky's Grocery, Ralph's, Rite-Aid, Eckerd Drugs and Walgreens.

In early 1995, the Company acquired Alarmex which designs and provides CCTV, POS monitoring and fire alarm systems to over 9,000 retail sites in the U.S.

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

The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer. More specifically, the Company's strategy includes the following:

   - Expanding its direct sales and service capabilities in strategic geographic areas;
   -  Broadening its product lines;
   - Increasing its penetration of the hard goods retail market (currently estimated to be less than 10% penetrated by the EAS industry);
   -  Continuing to promote source tagging;
   - Continuing to improve the Company's highly integrated and state-of-the-art manufacturing processes and technologies;
   - Continuing to explore strategic acquisitions or start-up opportunities in the following areas: international direct distribution, a second source of manufacturing capacity and product line diversification within the Company's core businesses; and
   - Structuring programs for national account prospects involving a variety of leasing options which promote sales of disposable tags.

The Company promotes its products primarily through (i) comprehensive tag and equipment sales and product brochures, (ii) emphasizing environmental benefits by promoting reduced packaging through source tagging, (iii) extensive trade show participation and (iv) targeting specific retail markets that offer substantial opportunity for growth (i.e., supermarkets).

Pie Charting Showing 1995 Domestic EAS Retail Revenues:
                            1995
                            ----
Net Revenues-Retail       $81,767,000
Mass Merchandise               17%
Drug                           31%
Supermarket                    13%
Apparel                         6%
Music                           8%
Video                           5%
Shoe                            2%
Book Stores                     5%
Other Retail                   13%
                             -----
                              100%

The Company developed the concept of source tagging more than ten years ago. Since then, the Company has focused on developing all of the elements required for successful source tagging. Studies conducted by retail trade associations and major universities indicate that source tagging provides four major benefits to retailers. First, source tagging greatly enhances security, creating a package-integrated theft deterrent that is virtually tamper-proof. Second, source tagging has presented retailers with an array of merchandise display options previously impractical because of the threat of theft. This benefit has been found to have a positive impact on sales with reported increases as much as 200 percent. Source tagging also eliminates the labor costs associated with manual, in-store application of security labels, as well as eliminating excessive packaging materials used solely to deter theft.

Strategies to increase acceptability of source tagging are as follows: (i) intensify vertical market focus into key product segments where RF technology is the only logical choice, such as liquors; (ii) expand source tagging activities into international markets; (iii) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (iv) expand RF target products to accommodate more packaging schemes. During 1995, 150 million disposable tags were sold to 450 worldwide manufacturers participating in the Company's source tagging program.

Anticipating the future needs of its retail customers, the Company is taking full advantage of the versatility of RF technology to answer those needs. The results have been and will continue to be innovative. With the development of RF intelligent tagging or RF-EAS/ID, the Company is reaching new heights of innovation.

RF-EAS/ID combines an intelligent chip with the Company's RF circuit to deliver a tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. As the rational progression of the Company's ongoing focus on RF technology, RF-EAS/ID promises to revolutionize retail operations as well as provide benefits to manufacturers and distributors in the retail supply chain.
                           A picture describing
                           the Company's Impulse
                           integrated security.
Distribution
------------
     EAS Systems
The Company sells its EAS systems principally throughout North America and Europe. During 1995, EAS revenues from outside the United States (principally Europe and Scandinavia) represented approximately 38% of the Company's net revenues.

In the United States, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. The Company, at December 31, 1995, employed 90 salespeople who sell the Company's products to the domestic retail market and who are compensated by salary plus commissions. The Company's independent representatives sell the Company's products to the domestic library market on a commission basis. At the end of 1995, the Company had four such independent representatives. Four members of the Company's sales management staff are assigned to manage and assist these independent representatives. Of total EAS domestic revenues during 1995, 95% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through various foreign subsidiaries which sell directly to the end user and through independent distributors. The Company's foreign subsidiaries, as of December 31, 1995, employed a total of 152 salespeople who sell the Company's products to the retail and library markets. The Company's international sales operations are currently located in Western Europe, Canada, Mexico, Argentina and Australia ("see Marketing Strategy").

Until 1993, the Company's sales in Western Europe were made principally through distributors. In mid 1993, the Company acquired a competing EAS company located in Western Europe. On November 30, 1995, the Company acquired all of the share capital of Actron, another competing EAS company based in Western Europe.

Independent distributors accounted for 28% of the Company's international revenues during 1995. Foreign distributors sell the Company's products to both the retail and library markets. The Company's distribution agreements generally appoint an independent distributor for a specified term as an exclusive distributor for a specified territory. The agreements require the distributor to purchase a specified dollar amount of the Company's products over the term of the agreement. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, customer training, maintenance and financing responsibilities.

     Access Control Systems
The Company's electronic access control sales personnel, together with manufacturers' representatives, market its electronic access control products to approximately 151 independent dealers. The Company employs five salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

     POS Monitoring Systems/CCTV
The Company markets the POS monitoring products throughout the world through its own sales personnel. Sales of the POS monitoring products are sold to the Company's existing EAS retail customers along with those retailers that currently do not have the Company's EAS products.

Salespeople
-----------
The Company presently employs approximately 267 salespeople.
They are an experienced, effective sales force and one of the Company's most important assets. On the average, the sales people have over four years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog
-------
The Company's backlog of orders was approximately $8,000,000 at December 31, 1995, as compared with approximately $7,053,000 at December 25, 1994. The Company anticipates that substantially all of the backlog at the end of 1995 will be delivered during 1996. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business. The Company's business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

Technology
----------
The Company believes that its patented and proprietary technologies are important to its business and strategies for growth and provide it with distinct competitive advantages. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. Substantially all of the Company's revenues were derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor could not develop a product comparable to that of the Company.

     EAS
Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a certain percent of future EAS RF products sold. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

Royalties amounted to approximately 1.5%, 1.8%, and 1.8% of EAS net revenues for fiscal years 1995, 1994, and 1993, respectively. The Company licenses certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.

  Electronic Access Control
The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid.

Royalty expense for fiscal years 1995, 1994, and 1993 was approximately .5%, .6%, and .5% of the Company's EAC net revenues, respectively.

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

Management of the Company believes that it has the manufacturing capability to satisfy its projected production needs in the foreseeable future. While the Company sold over 1.3 billion disposable RF targets in 1995, it has the current manufacturing capacity to produce as many as three billion disposable RF targets per year at a low cost. During 1996 the Company is planning to expand its current manufacturing capacity to five billion disposable RF labels per year. The cost for this increased capacity is expected to approximate

$12.0 million which includes $6.0 million for plant expansion and $6.0 million for production equipment. Once this increased capacity is completed the Company can then further increase capacity to eight billion with an additional investment of $2.0 million.

On February 12, 1996, the Company announced that it has granted a non-exclusive world-wide license to Tokai Electronics Co., Ltd. of Japan to manufacture its radio frequency disposable tags. The Company also announced a supply agreement with Knogo North America, Inc., whereby Knogo will purchase 50 million disposable tags for resale to its customers in the United States and Canada. These two agreements offers the Company's customers alternate sources of disposable tags.

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

Competition
-----------
 EAS
Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Sensormatic Electronics Corporation ("Sensormatic").

Sensormatic is a fully integrated supplier of electronic security systems, with an approximate 65% of the worldwide market share. Management estimates that the Company's market share in the EAS industry is approximately 27%. With revenues of approximately $889 million for its most recent fiscal year, Sensormatic has economic and other resources substantially greater than those of the Company.

Within the U.S. market additional competitors included Knogo North America, Inc.("Knogo"), principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, Knogo (whose international operations were purchased by Sensormatic on December 29,
1994)and Esselte Meto, along with Sensormatic, are the Company's most significant competitors. On November 30, 1995, the Company acquired all of the stock of Actron, which had been a principal competitor of the Company in Western Europe.

The Company believes that its product line offers more diversity than its competition in protecting different kinds of merchandise with soft disposable targets and hard and flexible reusable targets, all of which operate with the same RF system. As a result, the Company believes it appeals to a wider segment of the market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy and integration into operations. This combination provides many system solutions which allow for protection of various kinds of merchandise from theft.

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

 POS Monitoring Systems/CCTV
The Company's POS Monitoring products which are sold through its Alarmex subsidiary compete primarily with similar products offered by Sensormatic and Knogo. The Company believes that its products represent a technological advancement over those of its competitors, particularly with respect to recording and retrieval of transaction information.

Research and Development
The Company has increased its research and development activities during the past four years over the prior levels. The Company expended approximately $6,862,000, $4,877,000, and $5,392,000 in research and development activities during 1995, 1994, and 1993, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company and an expansion of the markets and applications for the Company's products. The Company's continued growth in revenue can be attributed, in part, to the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the Company's acquisitions of companies and products during the last few years. The Company expects to continue to make acquisitions of related businesses or products consistent with its overall product and marketing strategies.

Since 1991, the Company has introduced approximately 60 new products. The Company continues to expand its product line with improvement in disposable tag performance and less intrusive wide aisle RF detection sensors. In addition, the Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.


Employees
---------
As of December 31, 1995 (giving effect to the acquisition of Actron) the Company had 2,540 employees, including 13 officers, 62 persons engaged in research and development activities and 285 persons engaged in sales and marketing activities. In the United States fewer than 15 of the Company's employees are represented by a union.

Pie Chart Showing Employees By Function:

                                 1995
                                 ----
Sales                             11%
Service                           18%
Manufacturing                     56%
Administrative                    13%
Research & Development             2%
                                 ----
   Total                         100%

Pie Chart Showing Employees By Location:

United States - EAS               18%
United States - CCTV               6%
Caribbean                         54%
Europe                            17%
Other (1)                          5%
                                 ----
   Total                         100%

(1) Other includes Canada, Mexico, Argentina and Australia

Financial Information About Domestic and Foreign Operations
-----------------------------------------------------------
The following table sets forth certain information concerning the Company's domestic and foreign operations for each of the last three fiscal years.

(1)                    Geographic Area       1995      1994     1993
                       ===============       ====      ====     ====
                                                    (Thousands)
Net revenues from     From United States    $149,319  $88,211  $71,834
 unaffiliated         and Puerto Rico
 customers

Net revenues from     Western Europe,       $ 55,422  $40,120  $21,200
 foreign subsidiaries Canada, Mexico,
                      Argentina, and
                      Australia

Export net revenues   Primarily Europe      $ 21,785  $10,430  $12,163
                      and Scandinavia

Domestic earnings     From United States,   $ 17,626  $ 6,931  $ 1,720
 before income taxes  Puerto Rico, and
                      Dominican Republic

Foreign earnings      Western Europe,       $ (1,028) $ 1,446  $   351
 before income taxes  Canada, Mexico,
 Argentina and
                      Australia

Domestic identifiable In United States,     $225,877  $92,285  $78,982
 assets               Puerto Rico, and
                      Dominican Republic

Foreign identifiable  Western Europe,       $136,274  $35,640  $26,017
 assets               Canada, Mexico,
                      Argentina, and
                      Australia

(1) Includes the effect of the acquisition of Actron which occurred on November 30, 1995.

Pie Charts Showing Consolidated Net Revenues by Market:

                                   1995      1994     1993
                                  ------    ------   ------

Net Revenues                     $204,741  $128,331  $93,034

Other(1)                              13%       17%      20%
Europe and Scandinavia                25%       22%      16%
Access Control                         3%        5%       5%
Library                                3%        5%       7%
Retail                                56%       51%      52%
                                   ------    ------   ------
                                     100%      100%     100%

(1) Other includes Canada, Mexico, Argentina and Australia

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

During 1996 the Company is planning to expand its current manufacturing capacity to five billion disposable RF labels per year. The cost for this increased capacity is expected to approximate $12.0 million which includes $6.0 million for plant expansion and $6.0 million for production equipment. Once this increased capacity is completed the Company can then further increase capacity to eight billion with an additional investment of $2.0 million.

The Company also leases two manufacturing facilities in the Dominican Republic. One facility, located in La Vega, contains approximately 34,000 square feet. It includes approximately 3,900 square feet of office space and approximately 3,000 feet of warehouse space. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in December 2005 with an annual rent of $17,550. The other facility, located in Los Alcarrizos, contains approximately 63,000 square feet. It includes approximately 1,800 square feet of office space and approximately 10,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security targets. The lease for the Los Alcarrizos property expires in December 2001 with an annual rent of $30,000. The leases for both locations have been prepaid for their entire terms.

The Company's Alarmex subsidiary leases two facilities in Eden Prairie, Minnesota. One facility contains approximately 24,000 square feet of office and warehouse space. Assembly and distribution functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $120,000. The other facility contains approximately 16,000 square feet of office space. Customer service, sales support and administrative functions are performed at this site. The lease on this facility expires in March 1997 with an annual rent of approximately $172,000.


The Company's foreign subsidiaries maintain various sales and distribution locations in Australia, Argentina, Belgium, Canada, France, Germany, Mexico, The Netherlands, Sweden, Norway, Spain, Switzerland, and United Kingdom. The locations have an average of 3,600 square feet of office space and an average of 1,800 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to five years with an average lease payment of $34,500 in 1996. In connection with the Actron acquisition, the Company acquired similar sales and distribution locations in Western Europe. The Company is consolidating the redundant sales and distribution locations and plans to set up a central distribution site in Western Europe in 1996.

Item 3.  LEGAL PROCEEDINGS

The Company, along with several officers and a director, has been named as a defendant in two actions entitled Milton Cohen and Aron and Lisa Derman et al
v. Checkpoint Systems, Inc., et al USDC Case No. 95CV1046 (JEI) filed March 10, 1995, both of which were filed in the United States District Court in New Jersey. The complaints, which are substantially identical, seek class certification and alleged generally that the defendants participated in a course of conduct to conceal adverse material information about the operating results and future business prospects of the Company as a result of which the Company's stock price was artificially inflated during the period October 21, 1994 through March 7, 1995. Plaintiff alleges that the conduct set forth in the preceding sentence was in violation of certain federal securities laws. The Company believes that the plaintiffs' allegations are entirely without merit and intends to defend itself vigorously.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1995 to a vote of security holders.


Item A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:
                              OFFICER
   NAME                AGE    SINCE     POSITIONS WITH THE COMPANY

Kevin P. Dowd          47     1988   President and Chief Executive Officer

Steven G. Selfridge    40     1988   Executive Vice President

Luis A. Aguilera       47     1982   Senior Vice President - Manufacturing

Mitchell T. Codkind    36     1992   Vice President - Corporate Controller
                                       and Chief Accounting Officer

Muns A. Farestad       47     1990   Vice President - Research and
                                     Development

William J. Reilly, Jr. 47     1989   Senior Vice President

Michael E. Smith       40     1990   Senior Vice President

Neil D. Austin         49     1989   Vice President - General Counsel and
                                     Secretary

Lukas A. Geiges        57     1995   Senior Vice President - International
                                     Development of Checkpoint Systems
                                     International B.V.

Jeffrey A. Reinhold    38     1995   Vice President - Chief Financial
                                     Officer and Treasurer

David K. Shoemaker     39     1995   Vice President - Business Development

Nicholas W. Martino    40     1996   Vice President - Marketing

Dennis O'Malley        41     1996   Vice President - Worldwide Customer
                                     Service

Mr. Dowd has been President and Chief Operating Officer of the Company since August 1993 and Chief Executive Officer and Director of the Company since January 1995. He was Executive Vice President of the Company from May 1992 to August 1993. Mr. Dowd was Executive Vice President - Marketing, Sales and Service from April 1989 to May 1992 and Vice President of Sales from August 1988 to August 1989. Prior to joining the Company, Mr. Dowd was Director - Industrial Products Group, Mars Electronics from January 1987 to July 1988.

Mr. Selfridge has been Executive Vice President since January 1996. He was Senior Vice President - Operations and Chief Financial Officer and Treasurer from August 1993 to January 1996. He was Chief Financial Officer and Vice President - Finance and Treasurer of the Company from December 1990 to August 1993; and Vice President - Finance and Treasurer of the Company since September 1989. Mr. Selfridge was Corporate Controller, Chief Accounting Officer and Secretary from April 1988 to September 1989 and Controller of Domestic Operations from July 1986 to April 1988. Mr. Selfridge is a Certified Public Accountant.

Mr. Aguilera has been Senior Vice President - Manufacturing since August 1993. He was Vice President - Manufacturing of the Company from April 1982 to August 1993, and Vice President and General Manager of the Company's Puerto Rico subsidiary since February 1979.

Mr. Codkind has been a Vice President since April 1995 and Corporate Controller since January 1992. He was Controller of Domestic Operations from January 1990 to January 1992 and Accounting Manager of Domestic Operations from June 1986 to January of 1990. Mr. Codkind is a Certified Public Accountant.

Mr. Farestad has been Vice President - Research and Development since October 1990. From January 1989 to October 1990 he was Director of Process Engineering and Shared Resources and from July 1987 to January 1989 Mr. Farestad was Director of Manufacturing Engineering.

Mr. Reilly has been Senior Vice President since August 1993. He was Vice President - Sales of the Company from April 1989 to August 1993. Mr. Reilly was Eastern Regional Sales Manager from March 1989 to April 1989. Prior to joining the Company, Mr. Reilly was U.S. Sales Manager for Multitone Electronics PLC, London, U.K. from 1982 to 1989.

Mr. Smith has been Senior Vice President since August 1993. He was Vice President - Marketing from August 1990 to August 1993. Mr. Smith was Director of Marketing from April 1989 to August 1990 and Program Manager -
National/Major Accounts from December 1988 to April 1989. Prior to joining the Company, Mr. Smith was Marketing Manager with Mars Electronics International from June 1987 to November 1988.

Mr. Austin has been Vice President - General Counsel and Secretary since 1989. Prior to joining the Company, Mr. Austin was a managing consultant with Mercer, Meidinger, Hansen Inc. from 1987 to 1989.

Mr. Geiges has been Senior Vice President - International Development of Checkpoint Systems International B.V. since April 1994 and is considered to be a person who makes a significant contribution to the Company's business.
Prior to joining the Company, Mr. Geiges was a consultant to the Actron AG Board of Directors from 1993 to March 1994 and Chairman of the Board of Directors and President of Actron AG from 1988 to 1993.

Mr. Reinhold has been Chief Financial Officer since January 1996 and has been Vice President and Treasurer of the Company since April 1995. Prior to joining the Company, Mr. Reinhold spent thirteen years at First Fidelity Bank, N.A. where he held a variety of management positions in various lending departments and loan workout. Mr. Reinhold was Senior Vice President and Division Manager - Middle Market Lending from 1994 to March 1995.

Mr. Shoemaker has been Vice President - Business Development since August 1995 and has been employed by the Company in various sales, marketing and development positions since 1988.

Mr. Martino has been Vice President - Marketing since January 1996. Prior to joining the Company, Mr. Martino was Vice President - North American Sales with Metrologic Instruments, Inc. from 1992 to 1995, and General Manager with Amacoil, Inc. from 1989 to 1992.

Mr. O'Malley has been Vice President - Worldwide Customer Service since January 1996. Mr. O'Malley was Director of Customer Service from September 1993 to January 1996 and Manager of Credit and Collections from November 1991 to September 1993. Prior to joining Checkpoint, Mr. O'Malley was Manager of Credit Management Services with Traveler's Express Company, Inc. from 1988 to 1991.


                                  PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange ("NYSE")under the symbol CKP. Trading on such exchange commenced on October 29, 1993, prior to which Checkpoint's Common Stock was traded on the Nasdaq National Market ("NASDAQ") under the symbol CHEK. The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported on the NYSE Composite Tape after giving retroactive effect for the February 1996 Stock Split.

                                                        High        Low
                                                        ----        ---
                                                         Closing Price
   1994:
         First Quarter .............................    $ 7  1/4   $ 5  3/16
         Second Quarter .............................     8  5/8     6   3/8
         Third Quarter .............................      9 7/16     7  7/16
         Fourth Quarter .............................    10  3/4     8  3/16

   1995:
        First Quarter.............................      $12  1/2   $ 7 15/16
        Second Quarter............................       11  7/8     8  3/16
        Third Quarter.............................       13 7/16    10  1/16
        Fourth Quarter............................       19  1/2    12


Graph Showing High/Low Price Per Share:

1994             High        Low
----             ----       -----
1st Quarter      7-1/4       5-3/16
2nd Quarter      8-5/8       6-3/8
3rd Quarter      9-7/16      7-7/16
4th Quarter     10-3/4       8-3/16

1994             High        Low
----             ----       -----
1st Quarter     12-1/2       7-15/16
2nd Quarter     11-7/8       8-3/16
3rd Quarter     13-7/16     10-1/16
4th Quarter     19-1/2      12

As of March 8, 1996, there were approximately 1,484 record holders of the Company's Common Stock.

The Company has never paid a cash dividend on the Common Stock, does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments from paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs) and other factors.

Item 6.       SELECTED ANNUAL FINANCIAL DATA

                    1995       1994         1993        1992        1991
                  ========   ========     ========    ========    ========
                             (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues     $204,741    $128,331     $ 93,034    $ 72,166   $ 52,943
Earnings before
  income taxes   $ 16,598    $  8,377     $  2,071    $  4,891   $    635
Income taxes     $  5,189    $  2,094     $    456    $    463        127
Net earnings     $ 11,409    $  6,283     $  1,615    $  4,428   $    508
Earnings per
 common share(1) $    .42    $    .29     $    .08    $    .23   $    .03

AT YEAR-END:
Working capital  $148,074    $ 39,427     $ 27,984    $ 25,792   $ 14,245
Long-term debt   $155,674    $ 35,556     $ 24,302    $  9,322   $    783
Shareholders'
 equity          $137,658    $ 61,303     $ 53,779    $ 51,061   $ 42,087
Total assets     $362,151    $127,925     $104,999    $ 74,333   $ 57,675


                            SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                        --------------------------------------------
                    First      Second       Third     Fourth     Year
                    -----      ------       -----     ------     ----
                               (Thousands, except per share data)
1995
----
Net revenues          $37,360  $49,744      $52,802   $64,835    $204,741
Gross profit          $16,091  $21,944      $24,769   $27,893    $ 90,697
Net earnings          $   204  $ 3,369      $ 4,529   $ 3,307(2) $ 11,409
Earnings per
 common share(1)(3)   $   .01  $   .13      $   .16   $   .11    $    .42


1994
----
Net revenues          $26,223  $28,656      $33,928   $39,524    $128,331
Gross profit          $12,262  $13,552      $17,023   $19,134    $ 61,971
Net earnings          $   526  $ 1,067      $ 2,162   $ 2,528    $  6,283
Earnings per
 common share(1)(3)   $   .03  $   .05      $   .10   $   .12    $    .29

(1) After giving retroactive effect to the February 1996 Stock Split.
(2) Included in net earnings is a $1.3 million pre-tax restructuring charge.
(3) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.

Graph Showing Net Revenues/Gross Profits/Net Earnings


1994
----
Net revenues          $26,223  $28,656      $33,928   $39,524    $128,331
Gross profit          $12,262  $13,552      $17,023   $19,134    $ 61,971
Net earnings          $   526  $ 1,067      $ 2,162   $ 2,528    $  6,283
Earnings per
 common share         $   .03  $   .05      $   .10   $   .12    $    .29


1995
----
Net Revenues          $37,360  $49,744      $52,802   $64,835    $204,741
Gross Profit          $16,091  $21,944      $24,769   $27,893     $90,697
Net Earnings             $204   $3,369       $4,529    $3,307     $11,409
Earnings Per
  Common Share        $0.01      $0.13      $0.16      $0.11       $0.42

                             CHECKPOINT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Item 7.


   Overview

The Company is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary RF technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. Beginning in September 1991, the Company's current management adopted a strategy which focused on introducing new products to meet retailers' needs, moving to direct distribution internationally through strategic acquisitions increasing the number of direct sales and service personnel and making substantial investments in its manufacturing facilities in the Caribbean to increase its manufacturing capacity and further integrate the manufacturing of its disposable targets. As a result of this strategy the Company has experienced a compound annual revenue growth of 40% since 1991. During 1995, two strategic acquisitions were made: (i) the acquisition of Alarmex, Inc. on February 1, 1995 which allowed the Company to increase its product offerings of CCTV equipment along with burglar and fire alarm systems to retailers and (ii) the purchase of Actron Group Ltd. on November 30, 1995 which had been a principal competitor to the Company's EAS operations in Western Europe over the last several years.

  Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring revenues and, to some extent, prices. Since 1991, the Company's unit volume of sales has increased dramatically. During that time the Company has introduced approximately 60 new products. Increases in the Company's U.S. direct sales personnel and, through various acquisitions, the establishment of a direct sales force in thirteen other countries, have resulted in the Company's total sales force growing to approximately 267 as of December 1995 as compared to 47 as of September 1991. In addition, sales of the Company's disposable targets and field service revenues related to sensors and deactivation units provide a significant and growing source of recurring revenues. The Company's increasing base of installed systems also results in additional unit volume. For fiscal year 1995, approximately 32% of the Company's net revenues were attributable to sales of disposable targets and service to its installed base of customers.

The Company's unique and proprietary product line has enabled it to increase its domestic prices over the past four years. These price increases, however, have been substantially offset by volume discounts offered to national retailers. Internationally, in fiscal year 1993 prices were favorably impacted by moving to direct sales in various countries. In fiscal years 1994 and 1995, however, intense price competition in Western Europe significantly impacted selling prices as competitors moved to protect market shares. This price sensitivity in Western Europe may be reduced as a result of the Company's recent acquisition of Actron Group, Ltd, a major competitor to the Company during the last several years.

     Cost of Revenues

The principal elements comprising cost of revenues are product cost, development cost and field and installation cost.

Across all of the Company's product lines, product costs average approximately 45% of net revenues. The components of cost of revenues are as follows: 71% -- material, 15% -- labor, and 14% -- manufacturing overhead. The primary raw materials used in the manufacture of the Company's products include electronic components for its systems, aluminum foil, resins, and paper used for its disposable tags, ferric chloride solutions for the Company's etching operation of disposable tags and printed circuit boards. Although aluminum, resins and paper are subject to some commodity pricing, in recent years the Company has generally been able to offset price increases through volume purchasing and manufacturing efficiencies.

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

For fiscal year 1995, field service and installation costs approximated 8% of net revenues and include ongoing product service costs and installation costs. The Company believes that it has and will continue to make product design changes which improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

     Selling, General and Administrative Expenses

For fiscal year 1995, sales, marketing and customer service comprised approximately 60% of all selling, general and administrative expenses. Selling, general and administrative expenses have increased significantly due to an expansion of the Company's sales force both domestically and internationally (through acquisitions) from a September 1991 sales force of 47 people to a December 1995 sales force of approximately 267. During this same period, significant investment was also made in the establishment of a multidisciplined product management team and a professional customer service organization.

     Taxes

The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under section 936 of the Internal Revenue Code ('Section 936') and are substantially exempt from Puerto Rican income taxes. As a result, the Company's effective tax rate for fiscal 1995 was 31%. The Revenue Reconciliation Bill of 1995, which has been proposed in the U.S. House of Representatives, would repeal Section 936 over a 10-year period. Likewise, the Senate Finance Committee is considering a bill which would repeal Section 936 over a 7-year period. The Company anticipates that its effective tax rate may increase in fiscal year 1996 and beyond due to (i) increased charges of goodwill amortization which are not deductible for federal tax purposes, (ii) a change in U.S. tax laws resulting in the repeal of Section 936 and (iii) additional taxable income attributable to foreign jurisdictions where tax rates may be marginally higher than in the U.S.

     Exposure to International Operations

Prior to fiscal year 1993, substantially all the Company's international sales were made to distributors and were paid in U.S. dollars. As a result of the Company's strategy to increase its direct sales to customers (as opposed to sales through independent distributors), approximately 72% of the Company's international sales for fiscal year 1995 were made in local currencies. This increase in sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can adversely affect results. During fiscal year 1995, currency exchange losses amounted to $198,000 compared to losses of $762,000 for fiscal year 1994.

The Company sells product for international sales to its international subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation in local currencies. This method of sales and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of December 31, 1995 the Company had currency exchange forward contracts totaling approximately $14 million. The contracts are in the various local currencies covering the Company's Western European operations and Canada. The Company's operations in Argentina, Mexico and Australia were not covered by forward exchange contracts at December 31, 1995.

The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal year 1996. In addition, the Company is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

   Seasonality

The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year.

   Acquisition of Actron Group Limited

On November 30, 1995 the Company completed the purchase from ADT (UK) Limited all capital stock of Actron Group Limited, a wholly owned subsidiary of ADT from ADT. The purchase price was $54 million cash, subject to certain possible downward adjustments. Actron manufactures, sells and distributes radio frequency electronic security systems to the retail industry throughout Western Europe. For the year ended December 31, 1994 Actron had revenues of approximately $50 million. The Company believes that the acquisition of Actron will result in (i) consolidation of critical mass in the Western European market leading eventually to a more rational product offering and pricing,
(ii) possible cost savings as duplicative expenses are eliminated through consolidation, (iii) additional patent protection and (iv) a lower cost structure. Management expects that the acquisition of Actron will be dilutive for the first six months of 1996 but should be accretive for 1996 as a whole.

In connection with the acquisition of Actron, an accrual was established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual of $10,401,000 are: (i) costs associated with the elimination of approximately 70 manufacturing and field service positions from the Actron operation (approximately $7.7), (ii) costs related to the elimination of redundant sales locations (approximately $1.8 million), and (iii) ancillary costs (approximately $.9 million). This accrual is included as part of the purchase price and is included in the "Other Current Liabilities" section of the Company's 1995 consolidated balance sheet. The integration of Actron's operations is estimated to be complete in the second quarter of 1996. Actual charges to complete the integration may exceed the estimates. Any additional charges in excess of the accrual will be charged to excess of acquisition cost over net assets acquired.

RESULTS OF OPERATIONS
---------------------
Fiscal Year 1995 Compared to Fiscal Year 1994
---------------------------------------------
     Overview

In fiscal year 1995 revenues increased by approximately $76.4 million (or 59.6%) over fiscal year 1994. For the year, cost of revenues in the Company's operations (excluding Alarmex and Actron) were slightly lower than in 1994 as a percentage of sales (from 51.7% to 50.8%). Including the Alarmex operations and the one month of operations for Actron, cost of revenues increased by 4.0% (from 51.7% to 55.7%). Selling, general and administrative ("SG&A") expenses increased $21.4 million but declined as a percentage of revenues by 4.2% (from 39.2% to 35.0%). Income from operations increased $7.4 million (from $11.7 million to $19.1 million). Net earnings for fiscal year 1995 increased by $5.1 million (from $6.3 million to $11.4 million) resulting in earnings per share of $.42 for fiscal year 1995 versus $.29 achieved in fiscal year 1994.

     Net Revenues

Net revenues increased approximately $76.4 million (or 59.6%) over fiscal year 1994 (from $128.3 million to $204.7 million). Domestic and international net revenues accounted for approximately 62.3% and 37.7%, respectively, of total net revenues compared to 60.6% and 39.4% in fiscal year 1994. Domestic retail EAS net revenues increased $16.2 million (or 24.6%) primarily as a result of increased unit sales resulting from several chain wide installations. International EAS net revenues increased $26.7 million (or 52.7%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($24.8 million) including sales to a major customer in Spain ($10.7 million) and one month of sales of Actron ($2.6 million). Sales by the Company's Alarmex subsidiary, which was acquired during the first quarter of 1995, contributed $33.2 million in revenues. The Company's Access Control product line had sales growth of 16% (from $6.1 million to $7.1 million) compared to fiscal year 1994.

      Cost of Revenues

Cost of revenues increased approximately $47.6 million (or 71.8%) over fiscal year 1994 (from $66.4 million to $114.0 million). As a percentage of net revenues, cost of revenues increased 4.0% (from 51.7% to 55.7%) compared to fiscal year 1994. This increase was primarily due to lower gross margins generally associated with the Alarmex operations and to a lesser extent the one month of operating results from Actron. Cost of revenues related to the Company's traditional EAS product lines decreased by almost 1% (from 51.7% to 50.8%) primarily resulting from increased production volumes and manufacturing efficiencies offset partially by volume pricing to significant customers which are implementing EAS systems chain wide combined with pricing pressure on the Company's Western European operations.

Fiscal Year 1995 Compared to Fiscal Year 1994
--------------------------------------------------
Pie Charts Showing Consolidated Earnings Summary

                                    1995       1994       1993
                                   ------     ------     ------
Net Revenues                     $204,741    $128,331   $93,034
Costs of Revenues                     56%         52%       59%
Selling, General and
  Administrative, Net of Other
  Income and Expense                  38%         43%       39%
Net Earnings                           6%          5%        2%
                                ---------    --------   -------
                                     100%        100%      100%

      Selling, General and Administrative Expenses

SG&A expenses increased $21.4 million (or 42.6%) over fiscal year 1994 (from $50.2 million to $71.6 million). As a percentage of net revenues, however, SG&A expenses decreased by 4.2% (from 39.2% to 35.0%). The higher expenses (in dollars) were due to: (i) approximately $13.3 million increase in expenditures supporting the Company's EAS business, (ii) approximately $6.4 million of SG&A expenses related to the Alarmex operations including amortization of goodwill and (iii) approximately $1.7 million related to the one month of operations and restructuring charges from the Actron acquisition.

      Interest Expense

Interest expense for fiscal year 1995 increased $2.0 million (from $3.1 million to $5.1 million) primarily as a result of interest on the issuance of a $15 million note in connection with the Alarmex acquisition completed in February of 1995 combined with interest expense generated from the issuance of $120 million in convertible subordinated debentures completed in October of 1995.

      Income Taxes

The effective tax rate of 31.3% is higher than the effective tax rate used in fiscal year 1994 of 25.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations and (iii) losses resulting from the one month operations of Actron which did not generate any tax benefit.

      Net Earnings

Net earnings were $11.4 million or $.42 per share versus $6.3 million or $.29 per share for fiscal year 1994. The number of weighted average number of common and common equivalent shares used in the earnings per share computation (adjusted for the two-for-one stock split of February 22, 1996) for fiscal year 1995 has increased substantially compared to the prior year (from 21.6 million to 27.4 million) primarily from: Company shares issued as part of the Alarmex acquisition (401,434); and shares issued during the second quarter in connection with the Company's recent equity offering (6,173,200) which is further discussed in "Liquidity and Capital Resources".

      Exposure To International Operations

Approximately 72% of the Company's international sales during fiscal year 1995 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For fiscal year 1995, currency exchange losses amounted to approximately $.2 million compared to losses of $.8 million for fiscal year 1994.


RESULTS OF OPERATIONS
---------------------
Fiscal Year 1994 Compared to Fiscal Year 1993
--------------------------------------------------
      Overview

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

      Net Earnings

Net earnings were $6.3 million or $.29 per share versus $1.6 million or $.08 per share for fiscal year 1993. The results for fiscal year 1993, however, include a one-time benefit of $3.5 million ($2.7 million after tax) from a settlement of a contract dispute with the Company's former exclusive distributor for Western Europe.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and in fiscal 1995, through the issuance of common stock in an underwritten public offering and the issuance of convertible subordinated debt. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the remaining net proceeds generated from the sale of shares of the Company's Common Stock and the issuance of convertible subordinated debt(discussed below), should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities consumed approximately $14.8 million during fiscal year 1995 compared to $7.6 million in fiscal year 1994. This use of cash was primarily the result of (i) an increase in accounts receivable levels related to greater sales volumes, and (ii) an increase in finished goods inventories in order to place equipment at customer's locations under operating lease agreements and to meet anticipated product demand.

During fiscal year 1995 the Company also completed a private placement of debt totaling $15 million. A significant portion of the proceeds, approximately $13 million, was used for the acquisition of Alarmex (see Note 18 of the Notes to Consolidated Financial Statements) and the repayment of existing debt owed by Alarmex at the time of acquisition. The balance of the proceeds, approximately $2 million, was used for general corporate purposes. During the third quarter of 1995, the Company entered into an amended and restated $60 million revolving credit agreement with a group of banks to replace the existing $25 million in revolving credit indebtedness which had been established during the first quarter of 1995. This amended and restated agreement is a three year agreement which expires on June 1, 1998 (see Note 5 of the Notes to Consolidated Financial Statements).

The Company also completed the sale of approximately 6.2 million shares of Common Stock during the second quarter of fiscal year 1995 pursuant to an underwritten public offering. The net proceeds received by the Company from this offering approximated $54.7 million. Of these proceeds, $25 million was used to reduce in its entirety the amount outstanding under the Company's revolving credit line. The balance of the proceeds are being used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and (ii) funding the Company's leasing programs.

The Company's capital expenditures during fiscal year 1995 totaled $9.4 million compared to $4.5 million during fiscal year 1994. The Company expects to continue to make investments in property, plant and equipment at levels higher (in absolute dollars) than the last several years. These capital expenditures will generally be used for expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. As part of this expansion the Company plans on increasing the current production capacity of disposable labels from 3 billion to 5 billion over the next several years. In addition, and as part of its continuing strategy to expand international direct distribution, the Company intends to establish its own centralized Western European distribution center during 1996.

Chart Showing Balance Sheet - 1995:

                $362,151

Current Assets                                   59%
Property, Plant and Equipment                    16%
Intangibles and Other Assets                     25%
                                                ----
                  Assets                        100%


Current Liabilities                              18%
Long Term Debt and Deferred Taxes                44%
Shareholders' Equity                             38%
                                                ----
  Liabilities and Shareholders' Equity          100%


During fiscal year 1995 the Company generated approximately $116 million from the issuance of convertible subordinated debt (see Note 6 of the Notes to Consolidated Financial Statements). These proceeds are expected to be used by the Company for the following: (i) approximately $55 million was used for the completed acquisition of Actron and related transaction costs; (ii) approximately $25 million for potential strategic acquisitions and related start-up operations and capital expenditures in the following areas: international direct distribution, expanded manufacturing capacity and product line diversification within the Company's core business; and (iii) the balance to provide the necessary capital to enable the Company to lease equipment to retailers under long-term leases (in order to promote sales of disposable tags) and for general corporate purposes.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments limit the amounts available for cash dividends.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................33

Consolidated Balance Sheets as of December 31, 1995 and
   December 25, 1994...................................................34

Consolidated Earnings Statements for each of the years
   in the three-year period ended December 31, 1995....................35

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995..............36

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 31, 1995....................37

Notes to Consolidated Financial Statements..........................38-55

Financial Schedule

   Schedule II - Valuation and Qualifying Accounts.....................58

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Checkpoint Systems, Inc. and subsidiaries as of December 31, 1995 and December 25, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the financial statements, in 1993, the Company changed its method of accounting for income taxes.


COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 11, 1996

                           CHECKPOINT SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                              December 31,    December 25,
                                                  1995            1994
                                              ------------    -----------
               ASSETS                                  (Thousands)
CURRENT ASSETS
     Cash and cash equivalents                $ 77,456         $    944
     Accounts receivable, net of allowances
       of $1,906,000 and $1,570,000             73,065           33,290
     Inventories, net                           54,941           29,486
     Other current assets                        7,479            4,385
     Deferred income taxes                       1,718            1,117
                                               -------          -------
           Total current assets                214,659           69,222

PROPERTY, PLANT AND EQUIPMENT, net              56,025           36,799
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                   61,456           10,120
INTANGIBLES, net                                14,930            5,826
OTHER ASSETS                                    15,081            5,958
                                               -------          -------
TOTAL ASSETS                                  $362,151         $127,925
                                               =======          =======
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                         $ 16,643         $ 10,064
     Accrued compensation and related taxes      5,762            2,635
     Income taxes                                4,921            2,223
     Unearned revenues                           8,155            3,357
     Other current liabilities                  27,102            4,810
     Short-term borrowings and current portion
       of long-term debt                         4,002            6,706
                                               -------          -------
       Total current liabilities                66,585           29,795
LONG-TERM DEBT, LESS CURRENT MATURITIES         35,674           35,556
CONVERTIBLE SUBORDINATED DEBENTURES            120,000                -
DEFERRED INCOME TAXES                            2,234            1,271
COMMITMENTS AND CONTINGENCIES                        -                -
SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued                   -                -
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       30,019,758 and 22,557,022                 3,002            2,256
     Additional capital                         83,126           21,592
     Retained earnings                          58,198           45,661
     Common stock in treasury, at cost,
       1,598,000 shares                         (5,664)          (5,664)
     Foreign currency adjustments               (1,004)          (2,542)
                                               -------          -------
TOTAL SHAREHOLDERS' EQUITY                     137,658           61,303
                                               -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $362,151         $127,925
                                               =======          =======
        See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED EARNINGS STATEMENTS

                                     1995             1994         1993
                                   -------          -------      -------
                                      (Thousands, except per share data)


Net Revenues                      $204,741         $128,331       $93,034
Cost of Revenues                   114,044           66,360        54,421
                                   -------          -------       -------
Gross Profit                        90,697           61,971        38,613

Selling, General and Administrative
   Expenses                         71,642           50,243        39,238
                                   -------          -------       -------
Operating Income (loss)             19,055           11,728          (625)
Contract Settlement Income               -                -         3,500
Interest Income                      2,791              529           476
Interest Expense                     5,050            3,118           953
Foreign Exchange Loss                  198              762           327
                                   -------          -------       -------

Earnings Before Income Taxes        16,598            8,377         2,071
Income Taxes                         5,189            2,094           456
                                   -------          -------       -------

Net Earnings                       $11,409          $ 6,283       $ 1,615
                                   =======          =======       =======

Net Earnings Per Share(1)          $   .42          $   .29       $   .08
                                   =======          =======       =======
(1) After giving retroactive effect to the February 1996 Stock Split.

                          CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         Foreign
                    Common Additional Retained  Treasury Currency
                     Stock   Capital  Earnings   Stock    Adjust.   Total
                    -------  -------  -------   -------  -------   ------
                                         (Thousands)
Balance,
December 27, 1992    1,080    16,754   38,891   (5,664)        -    51,061
Net Earnings                            1,615                        1,615
Exercise of Stock
Options                 17     1,592                                 1,609
Foreign Currency
Adjustments                                                 (506)     (506)
                   -------   -------   ------   -------   -------   -------
Balance,
December 26, 1993    1,097    18,346   40,506   (5,664)     (506)   53,779
Net Earnings                            6,283                        6,283
Exercise of Stock
Options                 31     3,246                                 3,277
Foreign Currency
Adjustments                                               (2,036)   (2,036)
                   -------   -------   -------  -------   -------   -------
Balance,
December 25, 1994    1,128    21,592   46,789   (5,664)   (2,542)   61,303
Net Earnings                           11,409                       11,409
Exercise of Stock
 options                44     5,200                                 5,244
Stock Issuances        329    57,835                                58,164
Stock Split,
 Effective
 February 22,1996    1,501    (1,501)                                    -
Foreign Currency
Adjustments                                                1,538     1,538
                    ------   -------  -------  --------  -------- --------
Balance,
 December 31, 1995  $3,002   $83,126  $58,198  $(5,664)  $(1,004) $137,658
                    ======   =======  =======  ========  ======== ========

                           CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           1995         1994        1993
                                           ----         ----        ----
                                                    (Thousands)
Cash inflow (outflow) from operating
  activities:
 Net earnings                             $11,409     $ 6,283      $ 1,615
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
   Net book value of rented equipment sold  1,502       1,652        1,268
   Long-term customer contracts            (2,017)       (919)         421
   Depreciation and amortization           12,178       8,023        6,476
   Deferred Taxes                             362         633         (479)
   Provision for losses on accounts
     receivable                             1,188       1,221          520
   Restructuring charge                     1,254           -            -
  (Increase) decrease in current assets:
     Accounts receivable                  (25,600)    (11,289)      (2,716)
     Inventories                          (23,418)    (13,095)     (10,792)
     Other current assets                   1,706         828       (2,024)
   Increase (decrease) in current
      liabilities:
     Accounts payable                      (1,820)       (669)       2,062
     Accrued compensation and related
       taxes                                2,460         728         (269)
     Income taxes                           2,256       1,431         (385)
     Unearned revenues                      1,612         712           (7)
     Other current liabilities              2,175      (3,151)      (2,007)
                                          -------      -------      -------
Net cash provided (used) by
      operating activities                (14,753)     (7,612)      (6,317)
Cash inflow (outflow) from investing      --------     -------      -------
  activities:
 Acquisition of property, plant and
   equipment                               (9,379)     (4,532)      (4,600)
 Acquisitions, net of cash acquired       (65,997)     (1,786)      (3,184)
 Patent defense costs                        (136)         -        (1,998)
 Other investing activities                (4,140)     (2,266)      (1,662)
                                           -------     -------      -------
     Net cash used by investing
       activities                         (79,652)     (8,584)     (11,444)
Cash inflow (outflow) from financing      --------     -------     --------
  activities:
 Proceeds from stock issuances             59,910       3,277        1,609
 Proceeds of debt                         157,281      28,306       14,774
 Payment of debt                          (46,274)    (14,443)        (942)
                                          --------    --------     --------
     Net cash provided by financing
       activities                         170,917      17,140       15,441
Net increase (decrease) in cash and       -------     -------      -------
 cash equivalents                          76,512         944       (2,320)
Cash and cash equivalents:
  Beginning of year                           944           -        2,320
                                          -------     -------      -------
  End of Year                            $ 77,456    $    944      $     -
                                         --------     -------      -------
See accompanying notes to consolidated financial statements.

                          CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
The Company is a multinational designer, manufacturer and distributor of integrated electronic security systems--utilizing proprietary RF technologies--designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including EAS systems, CCTV systems, POS monitoring systems and access control systems, primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandising and music/electronics) and soft goods (apparel).

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation.

Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year
----------
The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 1995, 1994, and 1993 are for: the 53 weeks ended December 31, 1995, the 52 weeks ended December 25, 1994, and the 52 weeks ended December 26, 1993.

Reclassifications
-----------------
Certain reclassifications have been made to the 1994 and 1993 financial statements and related footnotes to conform to the 1995 presentation.

Stock Split
-----------
On January 4, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend distributed on February 22, 1996 to stockholders of record as of January 18, 1996. Stockholders' equity at December 31, 1995 has been adjusted to give retroactive effect to the stock split by reclassifying from additional capital to common stock the par value of the additional shares arising from the split. All share and per share amounts have been restated to retroactively reflect the stock split.

Revenue Recognition
-------------------
Revenue from the sale of equipment is recognized upon shipment of equipment or the acceptance of a customer order to purchase equipment currently rented. Revenue from the sale of point-of-sale monitoring systems is recognized on a percentage of completion basis. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale. These sales were all made on a non-recourse basis.

Cash and Cash Equivalents
-------------------------
Cash in excess of operating requirements is invested in short-term, income producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less. Book value approximates fair value because of the short maturity of those instruments.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are carried at cost. Depreciation and amortization generally are provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Buildings, equipment rented to customers, leasehold improvements, and leased equipment under capitalized leases use the following estimated useful lives of 27.5 years, 5 years, 7 years, and 5 years, respectively. Machinery and equipment estimated useful life ranges from 5 to 10 years. Maintenance, repairs and minor renewals are expensed as incurred. Additions, improvements and major renewals are capitalized. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income.

Excess of Purchase Price Over Fair Value of Net Assets Acquired
---------------------------------------------------------------
The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over their economic useful lives which is considered to range between 20 and 30 years. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization approximated $3,756,000 and $2,437,000 at December 31, 1995 and December 25, 1994, respectively.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred, and approximated $6,862,000, $4,877,000, and $5,392,000 in 1995, 1994, and 1993, respectively.

Royalty Expense
---------------
Royalty expenses incurred approximated $2,863,000, $2,227,000, and $1,619,000 in 1995, 1994, and 1993, respectively.

Per Share Data
--------------
Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year. The number of shares used in the per share computations were 27,374,000
(1995), 21,612,000 (1994), and 20,772,000 (1993) after giving retroactive effect to the February 1996 stock split.

Intangibles
-----------
Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their useful lives which range between seven and ten years, or legal life, whichever is shorter. Accumulated amortization approximated $1,806,000, $1,027,000, and $473,000 at December 31, 1995, December 25, 1994, and December 26, 1993,
respectively.

The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs were $2,842,000 and $1,957,000 at December 31, 1995 and December 25, 1994,
respectively, net of accumulated amortization costs of $1,323,000 and $965,000 at December 31, 1995 and December 25, 1994, respectively.

Taxes on Income
---------------
Income taxes for 1995, 1994 and 1993 are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.
Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is unlikely. Prior to 1993, taxes on income were determined under Accounting Principles Board Opinion 11 (APB 11) whereby the income tax provision was calculated under the deferred method.

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

Aggregate foreign currency transaction losses in 1995, 1994, and 1993 were $198,000, $762,000, and $327,000, respectively, and are included in "Foreign Exchange Loss" in the Consolidated Earnings Statement.

Statements of Financial Accounting Standards Not Yet Adopted
------------------------------------------------------------
In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based upon fair value or permits them to continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Companies choosing to continue on APB No. 25 are required to disclose pro forma net income and earnings per share data based on fair value. The Company anticipates continuing to account for stock-based compensation in accordance with APB No. 25 and therefore the adoption of SFAS 123 will not have an impact on the Company's financial position or results of operations.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for fiscal years beginning after December 15, 1995. The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. Any loss will be recognized in the income statement and certain disclosures regarding the impairment are to be made in the financial statements. The company is evaluating the provisions of SFAS No. 121 and does not anticipate adoption to have a material effect on its financial position or results of operations.

2.  INVENTORIES
Inventories consist of the following:
                                                 1995              1994
                                                 ----              ----
                                                        (Thousands)
         Raw materials                         $ 7,282           $ 6,078
         Work-in-process                           275               193
         Finished goods                         47,384            23,215
                                                ------            ------
         Totals                                $54,941           $29,486
                                                ======            ======

3.  PROPERTY, PLANT AND EQUIPMENT

The major classes are:
                                                 1995              1994
                                                 ----              ----
                                                       (Thousands)
         Land                                  $   892           $   892
         Building                                9,784             9,751
         Equipment rented to customers          19,793            10,364
         Machinery and equipment                51,610            35,162
         Leasehold improvements                  1,956             1,129
         Leased equipment under capital
            leases                                  15                15
                                               -------           -------
                                               $84,050           $57,313
Accumulated depreciation
            and amortization                   (28,025)          (20,514)
                                               -------           -------
                                               $56,025           $36,799
                                               =======           =======


4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT
The short-term debt and current portion of long-term debt at December 31, 1995 and at December 25, 1994 consisted of the following:

                                  December 31, 1995 December 25, 1994
                                  ----------------- ------------------
                                                (Thousands)
Current portion of Long-term Debt      $3,310           $3,277

$2 million credit line held by
Puerto Rico subsidiary with
interest at 8.5%                            -            2,000

Line of credit held by Argentine
subsidiary with interest at 13.0%         692            1,429
                                       ------           ------
Total short-term debt and
current portion long-term debt         $4,002           $6,706

                                      =======           ======

5.  LONG-TERM DEBT
The long-term debt at December 31, 1995 and December 25, 1994 consisted of the following:
                                  December 31, 1995 December 25, 1994
                                  ----------------- -----------------
                                                (Thousands)
Revolving Credit Agreement with
interest at 8.5%                      $     -           $12,880

Seven year $7 million term
note with interest at 4.9%              4,200             5,250

Six year $8 million term note
with interest at 6.5%                   5,647             7,059

Eight year $12 million private
placement note with interest
at 8.27%                               12,000            12,000

Eight year $15 million private
placement note with interest
at 9.35%                               15,000                 -

Other loans with interest rates
ranging from 6.5% to 7.87% and
maturity dates through
January 2000                            2,137             1,644
                                      -------           -------
Total                                  38,984            38,833

Less current portion                   (3,310)           (3,277)
                                      -------           -------
Total long-term portion               $35,674           $35,556
                                      =======           =======

The Company has a Revolving Credit Agreement with its principal lending bank which currently provides a line of credit of up to $60,000,000 with a floating interest rate (which equaled 8.5% at December 31, 1995) through June 1, 1998. At December 31, 1995, there were no outstanding borrowings under this credit agreement.

In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 31, 1995, $4,200,000 was outstanding.

In February 1994, the Company entered into a $8,000,000 six year loan agreement at a fixed rate of 6.5% with its principal lending bank. Three equal installments of $470,588 are due during each year for a total of $1,411,764 per year with interest due monthly. At December 31, 1995, $5,647,000 was outstanding.

In March 1994, the Company entered into a $12,000,000 private placement debt funding agreement at a fixed rate of 8.27%. Principal payments of $4,000,000 annually are to be made starting in year 2000 with interest due semi-annually.

In February 1995, the Company issued and sold $15,000,000 aggregate principal amount of 9.35% series B Notes (the notes) pursuant to a Note Agreement dated as of January 15, 1995, among the Company and Principal Mutual Life Insurance Company. The Notes are due January 30, 2003 and bear interest from the issue date (computed on the basis of a 360 day year) payable semi-annually on January 30 and July 30 of each year commencing July 30, 1995. Notes of $3,000,000 are due on each January 30 commencing January 30, 1999 and ending January 30, 2002, with the remaining principal payable on January 30, 2003. The Notes are uncollateralized and rank pari passu with the Company's other funded debt.

The above loan agreements contain certain restrictive covenants which, among other things, requires maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay cash dividends.

The aggregate maturities on all long-term debt are:

                                              (Thousands)
            1996                               $ 3,310
            1997                                 2,562
            1998                                 2,462
            1999                                 5,462
            2000                                 7,000
            Thereafter                          18,188
                                               -------
                Total                          $38,984
                                               =======


6. SUBORDINATED DEBENTURES

In November 1995, the Company completed the private placement of $120,000,000 of Convertible Subordinated Debentures with an annual interest rate of 5.25%. The debentures are uncollateralized, subordinated to all senior indebtedness and convertible at any time into shares of the Company's stock at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of Common Stock for each $1,000 principal amount of Debentures). The debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. The net proceeds generated to the Company from this transaction approximated $116,000,000. The conversion price reflects the February 1996 Stock Split.

7.  STOCK OPTIONS

Under a stock option plan for all employees adopted by the shareholders of the Company in 1987 ("1987 Plan"), the Company granted either incentive stock options ("ISOs") or non-incentive stock options to purchase up to 4,000,000 shares of Common Stock (amended in 1990 from a previous level of 2,000,000) after giving effect to the February 1996 stock split.

The Company amended, restated and renamed the 1987 plan in 1992 ("1992 Plan") allowing the Company to grant either ISOs or non-incentive stock options to purchase up to 6,000,000 shares of Common Stock (amended in 1992 from a previous level of 4,000,000 shares) after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive non-incentive stock options. Non-incentive stock options issued under the 1992 Plan through December 31, 1995 total 1,275,256 shares after giving effect to the February 1996 stock split. At December 31, 1995, December 25, 1994 and December 26, 1993 a total of 1,592,152, 417,000, and 729,000 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISO's under the 1992 Plan expire not more than 10 years (plus six months in the case of non-incentive options) from the date of grant. Both ISO's and non-incentive options require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 31, 1995 were issued pursuant to the 1987 Plan or the 1992 Plan. Options that were fully vested and exercisable totaled 3,835,048 as of December 31, 1995 after giving effect to the February 1996 stock split.

The following schedule summarizes stock option activity and status, after giving retroactive effect to the February 1996 Stock Split:

                                            1995        1994      1993
                                            ----        ----      ----
Outstanding at beginning of year         2,892,302   3,186,928    2,562,228
Granted                                  1,824,848     397,000      978,000
Exercised                                 (882,102)   (596,626)    (337,300)
Canceled                                         0     (95,000)     (16,000)
                                         ---------   ---------    ---------
Outstanding at end of year               3,835,048   2,892,302    3,186,928
                                         =========   =========    =========

Price range of options outstanding        $2.44 to    $2.44 to  $2.44 to
        at end of year                     $17.75      $8.63     $8.25




Price range of options exercised          $2.44 to    $2.44 to  $2.44 to
       during the year                     $10.19      $8.25     $6.75


Weighted average exercise price of
currently exercisable options             $6.98       $5.54     $5.44

Weighted average exercise price of
exercisable options outstanding(1)        $6.98       $5.54     $5.44


(1) The Company does not provide any vesting privileges on stock options.

8.  SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments in 1995, 1994, and 1993, respectively, included payments for interest of $2,970,761, $2,410,000, and $860,000 and income taxes of
$1,806,000, $375,000, and $638,000.

Excluded from the 1994 Consolidated Statements of Cash Flows is a non-cash activity of $100,000 relating to the purchase of a licensing agreement in which the Company recorded the full cost of the agreement and the associated liability. Also excluded from investing activities in the Consolidated Statements of Cash Flows are net transfers from inventory to property, plant and equipment of $11,680,000, $9,059,000, and $3,976,000 in 1995, 1994, and
1993 respectively, relating to equipment rented to customers.

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

In February 1995, the Company purchased all of the capital stock of Alarmex, Inc. together with a related company, Bayport Controls, Inc. (collectively "Alarmex"), for $13,498,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired ...................$21,595,000
      Cash paid and direct costs incurred
      for the capital stock............................$13,498,000
                                                       -----------
      Liabilities assumed..............................$ 8,097,000
                                                       ===========

In November 1995, the Company purchased all of the capital stock of Actron Group Limited. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired...................$ 81,000,000
      Cash paid and direct costs incurred
      for the capital stock...........................$ 54,000,000
                                                       -----------
      Liabilities assumed.............................$ 27,000,000
                                                       ===========

9.  SHAREHOLDERS' EQUITY

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

The Rights are exercisable only as a result of certain actions (defined by the Plan) of an Acquiring Person or Adverse Person, as defined. Initially, upon payment of the exercise price (currently $20, reflective of the February 1996 Stock Split), each Right will be exercisable for one share of Common Stock. Upon the occurrence of certain events as specified in the Plan, each Right will entitle its holder (other than an Acquiring Person or an Adverse Person) to purchase a number of the Company's or Acquiring Person's common shares having a market value of twice the Right's exercise price. The Rights expire on December 28, 1998. Generally, within ten days after a person becomes an Acquiring Person or is determined to be an Adverse Person, the Company can redeem the Rights.

The Company completed the sale of approximately 6.2 million shares of Common Stock during the second quarter of 1995 pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $54.7 million. Of these proceeds, $25 million was used to reduce the amount outstanding under the Company's revolving credit line. The balance of the proceeds are expected to be used for general corporate purposes including (i) funding strategic acquisitions or start-up opportunities, and
(ii) funding the Company's leasing program.

10.  INCOME TAXES

The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rican income taxes.

The Company has a local tax exemption agreement with Puerto Rico granting a 90% local tax exemption on both the target and sensor manufacturing operations through 2008.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1995, 1994 and 1993, a provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $20,882,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The domestic and foreign components of earnings before income taxes are:

                                  1995         1994        1993
                                  ----         ----        ----
Domestic                        $17,626      $ 6,931     $ 1,720

Foreign                          (1,028)       1,446         351
                                -------      -------     -------
Total                           $16,598      $ 8,377     $ 2,071
                                =======      =======     =======

The related provision for income taxes consist of:

                                  1995         1994        1993
                                  ----         ----        ----
Currently Payable                          (Thousands)
    Federal                    $ 4,003      $   914     $   369
    State                          335            -           5
    Puerto Rico                    319          444         186
    Foreign                        170          103         375

Deferred
    Federal                        (81)         176        (509)
    State                          (71)         (33)         30
    Puerto Rico                    136            -           -
    Foreign                        378          490           -
                               -------      -------     -------
Total Provision                $ 5,189      $ 2,094     $   456
                               =======      =======     =======

Deferred tax liabilities (assets) at December 31, 1995 and
December 25, 1994 and consist of:
                                       1995          1994
                                       ----          ----
                                          (Thousands)

      Depreciation                  $ 1,398      $    856
Deferred maintenance                    220           260
Other                                   616           155
                                    -------       -------
Gross deferred tax liabilities        2,234         1,271
                                    -------       -------

Inventory                            (1,104)         (332)
Alternative minimum tax                   -          (513)
Accounts receivable                    (245)         (117)
Net operating loss carryforwards    (15,788)       (4,668)
Warranty                                (35)          (52)
Other                                  (334)         (103)
                                    -------       -------
Gross deferred tax assets           (17,506)       (5,785)
                                    -------       -------
Valuation allowance                  15,788         4,668
                                    -------       -------
Net deferred tax liability (asset)  $   516      $    154
                                    =======      ========

Included in net operating loss carryforwards of $80,038,000 is $11,369,000 that were acquired in connection with the acquisition of the ID Systems Group and $66,700,000 that were acquired in connection with the acquisition of Actron. If realization of the benefit of such carryforwards occur, the Company will apply such benefit to goodwill in connection with the acquisition.

Of the total foreign net operating loss carryforwards available, $60,800,000 expire beginning January 1997 through December 2002 and the remaining portion may be carried forward indefinitely.

The valuation allowance of $15,788,000 in 1995 relate primarily to the net operating losses acquired in connection with the Actron and the ID Systems Group acquisitions, and subsequent losses.


A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                               1995         1994       1993
                                               ----         ----       ----
Statutory federal income tax rate             35.0%        34.0%      34.0%

Tax exempt earnings of subsidiary in
     Puerto Rico                             (18.0)       (13.3)     (14.0)


Non-deductible goodwill                        2.1          2.1        3.4

Research and Experimentation tax credit          -         (0.8)     (17.2)

Foreign losses with no benefit                 7.4            -        8.4

State and local income taxes, net
     of federal benefit                        4.3          3.5        9.1

Other                                           .5          (.5)      (1.7)
                                            ------        ------     ------
Effective tax rate                            31.3%        25.0%      22.0%
                                             ======       ======     ======
11.  EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $626,000, $628,000, and $478,000, in 1995, 1994, and 1993, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Europe and Mexico may contribute up to $60 per week to a trust for the purchase of Company Common Stock at fair market value. The Company matches employee contributions up to a maximum of $17 per week. The Company's contributions under this plan approximated $107,891, $110,000, and $94,000 in 1995, 1994, and 1993, respectively.

Under the Company's Profit Incentive Plan, bonuses are provided for certain executives based on a percentage of the amount by which consolidated net earnings exceed a specified portion of shareholders' equity at the beginning of the year. During 1995, bonuses were provided for certain executives in the amount of $614,000. In 1994 and 1993, net earnings did not exceed this criteria and, accordingly, no bonuses were provided.

12. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates. Derivative financial instruments are utilized by the Company to reduce the risk, as explained in this note. The Company does not hold or issue financial instruments for trading purposes.

Notional Amounts of Derivatives
-------------------------------
The notional amounts of derivatives are not a complete measure of the Company's exposure to foreign exchange fluctuation. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge certain firm sale commitments denominated in currencies other than the U.S. dollar (principally pound sterling, Dutch guilder, Belgian franc, French franc, German mark, and Canadian dollar). The term of the currency exchange forward contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in net income. Notional amounts of currency exchange forward contracts outstanding were $14,040,000 at December 31, 1995, with various maturity dates ranging through the end of 1996. At December 25, 1994, the notional amounts of currency exchange forward contracts outstanding were $8,805,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty nonperformance is not anticipated.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts at December 31, 1995.


Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995.


                                         1995                1994
                                  -----------------    -----------------
                                  Carrying    Fair     Carrying   Fair
                                    Value     Value     Value     Value
                                  --------    -----    --------   -----
                                           (amounts in thousands)

Long-term debt (including*
 current maturities)             ($39,676)   ($43,188) ($42,262) ($42,959)
Subordinated debentures*         (120,000)   (142,200)        -         -
Currency exchange
 forward contracts**                  (33)        (33)      136       136

*The carrying amounts are reported on the balance sheet under the indicated captions.

**The carrying amounts represent the net unrealized gain (loss) associated with the contracts at the end of the period. Such amounts are included in "Other Current Liabilities."

Long-term debt is carried at the original offering price, less any payments of principal. The Company entered into its outstanding loan agreements at a fixed rate of interest. Rates currently available to the Company for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The long-term debt agreements have various due dates with none of the agreements extending beyond the year 2003.

Convertible subordinated debentures are carried at the original offering price, less any payments of principal. The debentures are unsecured, subordinated to all senior indebtedness and convertible at any time into shares of the Company's stock. The debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. In order to estimate the fair value of these debentures, the Company used currently quoted market prices.

13.   RESTRUCTURING PLAN

In December 1995, as a result of the Actron acquisition, the Company announced a restructuring plan to reorganize its workplace on an international basis to eliminate redundancies. In connection with the restructuring, approximately 28 manufacturing and field service positions in the Company's international operations were eliminated. The Company accrued approximately $1.3 million before tax in the fourth quarter of 1995, consisting of employment severance costs of $697,000, lease termination costs of $359,000, and ancillary and miscellaneous costs of $244,000. The plan is anticipated to be completed in the second quarter of 1996.

14.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution center and certain production facilities. Rental expense for all operating leases approximated $4,211,000, $2,307,000, and $1,424,000 in 1995, 1994, and 1993, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 31 1995 are: $4,237,000 (1996), $3,146,000 (1997),
$2,492,000 (1998), $1,677,000 (1999) and $5,566,000 thereafter.

The Company entered into a twelve year lease agreement for a newly constructed facility in 1994 for the Company's worldwide headquarters including administrative offices, research and development activities and warehouse distribution. These lease payments have been included in the future minimum payments for operating leases above.

Until October, 1995, the Company was the exclusive worldwide licensee of Arthur D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a percent ranging from 1% to 1.5% of future EAS RF products sold through 2008. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

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

15.  EXPORT SALES

The Company's export sales to foreign distributors which are principally in Europe and Scandinavia approximated $21,785,000, $10,430,000, and $12,163,000 in 1995, 1994, and 1993, respectively. Sales by the Company's foreign subsidiaries in Argentina, Australia, Canada, Western Europe and Mexico totaled $55,422,000 in 1995 and $40,120,000 in 1994. Sales to one foreign distributor of the Company's products amounted to $10,721,000, $287,000, and $0 in 1995, 1994, and 1993 respectively.

16. CONCENTRATION OF CREDIT RISK

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

17.  ACQUISITIONS

On March 3, 1993, the Company purchased all of the capital stock of its Argentinean distributor for $2,103,000 (which includes $103,000 of direct acquisition costs) plus a contingent amount to be determined equal to fifty percent of the Argentinean subsidiary's annual profits for the four year period ending on November 30, 1996, subject to a maximum purchase price of $5,000,000. The Company paid $564,000 and $2,436,000 pursuant to this contingent purchase price arrangement during 1994 and 1995, respectively. No further contingent payments are required under this purchase arrangement. The total purchase price including direct acquisition costs was $5,103,000. This acquisition was accounted for under the purchase method, and accordingly the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of $4,844,000 which is being amortized over twenty years.

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

On February 1, 1995 the Company purchased Alarmex, Inc. for approximately $13.5 million ($10 million in cash and the balance in 401,434 shares of restricted Common Stock of the Company). Alarmex designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 9,000 retail sites in the United States. Acquired research and development costs of approximately $92,000 were expensed as a result of the acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $10,400,000, which is being amortized over twenty years.

On November 30, 1995, the Company purchased all of the capital stock of Actron Group Limited ("Actron") which is engaged in the manufacture, distribution and sale of security products and services. The purchase price of the capital stock was approximately $54,000,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $40,600,000 which is being amortized over thirty years.

In connection with the acquisition of Actron, accruals were established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual of $10,401,000 are: (i) costs associated with the elimination of approximately 70 manufacturing and field service positions from the Actron operation (approximately $7.7 million), (ii) costs related to the closure of redundant sales locations (approximately $1.8 million), and (iii) ancillary costs (approximately $.9 million). This accrual is included as part of the purchase price and is included in the "Other Current Liabilities" section of the Company's 1995 consolidated balance sheet. The integration of Actron's operations is estimated to be complete in the second quarter of 1996. Actual charges to complete the integration may differ from the above estimates. Such differences will increase (decrease) the excess of acquisition cost over net assets acquired.

The following unaudited summary of operations presents the consolidated results of operations as if the acquisition of Alarmex, Inc. and the Actron Group had occurred at the beginning of the years presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results. The earnings (loss) per share reflect the retroactive effect of the February 1996 Stock Split.

                                        1995            1994
                                        ----            ----
                                 (Thousands, except per share data)

Net revenues                         $251,136        $201,108
Earnings (loss) before
  income taxes                       $    726        $  1,251
Net earnings (loss)                  $ (4,341)       $   (715)
Earnings (loss) per share            $   (.16)       $   (.03)

18. GEOGRAPHIC SEGMENTS

The following tables shows sales, operating earnings and other financial information by geographic area for the years 1995 and 1994.

                             United States
                            and Puerto Rico      Europe         Other (1)
1995                        ---------------    ----------     ---------
----                                          (Thousands)

Net Revenues from Unaffiliated
  Customers                   $149,319          $ 36,669       $18,753
Operating Income              $ 20,024          $ (1,877)      $   908
Identifiable Assets           $225,877          $118,076       $18,198


                             United States
                            and Puerto Rico      Europe         Other (1)
1994                         ---------------    ----------     ---------
----                                          (Thousands)

Net Revenues from Unaffiliated
  Customers                   $88,211           $23,009        $17,111
Operating Income              $ 9,930           $   587        $ 1,211
Identifiable Assets           $92,285           $18,987        $16,653


(1) Other includes the Company's operations in Canada, Mexico, Argentina and Australia.

19.  SUBSEQUENT EVENTS

On January 11, 1996, the Company signed a letter of intent to acquire Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds. ("Mercatec"). Mercatec is a leading privately-held Brazilian supplier of EAS systems and CCTV systems to retailers with approximately $3,000,000 in annual sales.

On February 12, 1996, the Company announced that it has granted a non-exclusive world-wide license to Tokai Electronics Co., Ltd. of Japan to manufacture and distribute its radio frequency disposable tags. The Company also announced a supply agreement with Knogo North America, Inc., whereby Knogo will purchase 50 million disposable tags annually for resale to its customers in the United States and Canada. These two agreements offer the Company's customers alternate sources of disposable tags.

On February 14, 1996, the United States Federal Trade Commission ("FTC") began an investigation of the retail security industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The Company, along with Sensormatic Electronics Corporation, Minnesota Mining and Manufacturing, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.

Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)): Item 11, Executive Compensation:
Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders presently scheduled to be held on April 23, 1996, which management expects to file with the Securities and Exchange Commission within 90 days of the end of the Registrant's fiscal year.

                                PART IV
Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K
(a)  1.  Financial Statements                            PAGE
     ----------------------------
     The following consolidated financial statements are
     included in Part II, Item 8:
     Report of Independent Accountants.........................   33
     Consolidated Balance Sheets as of December 31,1995 and
       December 25, 1994..........................................34
     Consolidated Earnings Statements for each of the years
       in the three-year period ended December 31, 1995...........35
     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 31, 1995..........................................36
     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995...........37
     Notes to Consolidated Financial Statements................38-55
     (a) 2. Financial Schedule
     ---------------------------
     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:
     Schedule II  -    Valuation and Qualifying Accounts..........58
All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3.   Exhibits required to be filed by Item 601 of Regulation S-K
--------------------------------------------------------------------
         Exhibit 3(a) Articles of Incorporation are hereby incorporated by reference to Item 14(a), and 3(i) of the Registrant's Form 10-K, filed with the SEC on March 14, 1991.
         Exhibit 4 Instruments defining the rights of security holders, including indentures, are incorporated by reference to Item 6(a) of the Registrants's Form 10-Q/A, filed with the SEC on December 13, 1995.

         Exhibit 10 Material Contracts, are hereby incorporated by reference to Items 14(a)(3)(v), (vi) and (viii) of the Registrant's Form 10-K, filed with the SEC on March 6, 1984; Item 14(a)(3)(iv) of the Registrant's Form 10-K, filed with the SEC on February 13, 1985; Item 14(a)(3)(iv) of the Registrant's Form 10-K, filed with the SEC on March 11, 1987; Item 20(4.9) of Registrant's Post-Effective Amendment Number 1 to Form S-8 filed with the SEC on January 20, 1988; Item
                          2(1) of th Registrant's Form 8-A filed with the SEC on December 31, 1988; Appendix A to the Company's Definitive Proxy Statement, filed
                          March 23, 1992; Items 10 of the Registrant's
                          Form 8-K, filed on August 25, 1992; and Item
                          10(a) of the Registrant's Form 8-K, filed on July 12, 1993. Item 14(a) 3 (Exhibits 10(a)
                          (c), (e) and (f) of the Registrant's Form 10-K/A filed with the SEC on March 14, 1995, amending Annual Report on Form 10-K for the fiscal year ended December 25, 1994; Item 13 of the Registrant's Form S-3, filed with the SEC on February 20, 1996; and Item 6(a) of the Registrant's Form 10-Q, filed with the SEC on August 8, 1995.
         Exhibit 10(a)    Amended and Restated Profit Incentive Plan
         Exhibit 11       Computation of per share data
         Exhibit 21       Subsidiaries of the Registrant
         Exhibit 23       Consent of Independent Accountants
         Exhibit 24       Power of Attorney, contained in signature page
         Exhibit 27       Financial Date Schedule


                     CHECKPOINT SYSTEMS, INC.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                         Balance at    Charged to              Balance at
                         Beginning     Costs and   Deductions    End of
Year  Classification      of Year      Expenses(1)     (2)        Year
----  --------------     ---------     ---------   ----------  ---------
1995  Allowance for
      doubtful accounts    $ 1,570       $ 1,801     $ 1,465     $ 1,906
                           -------       -------     -------     -------
1994  Allowance for
      doubtful accounts    $ 2,237       $ 1,221     $ 1,888     $ 1,570
                           -------       -------     -------     -------

1993  Allowance for
      doubtful accounts    $   357       $ 2,166     $   286     $ 2,237
                           -------       -------     -------     -------

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

EXHIBIT 21           Subsidiaries

EXHIBIT 23           Consent of Independent Accountants

EXHIBIT 24           Power of Attorney, Contained in Signature

EXHIBIT 27           Financial Data Schedule


                               EXHIBIT 10(a)
                          CHECKPOINT SYSTEMS, INC.
                AMENDED AND RESTATED PROFIT INCENTIVE PLAN

RESOLVED, that the Management Incentive Plan ("MIP") is amended and restated in its entirety to provide that the revised plan shall be named the Profit Incentive Plan ("PIP"). The Chief Executive Officer, President and Chief Operating Officer and all Vice Presidents will participant in the PIP. Under the PIP, no bonus pool will be created unless pre-tax, pre bonus earnings exceed 18% of the adjusted beginning balance of Shareholders Equity for the relevant year. If such earnings are attained, a bonus pool will be created and will be equal to (i) 3% of all pre-tax, pre-bonus earnings in excess of 18% of the adjusted beginning balance of Shareholders Equity, plus (ii) 6% of pre-tax, pre-bonus earnings in excess of 27% of the beginning balance of Shareholders Equity for the relevant year. Distribution of the pool, if any, will be as follows: 20% Mr. Dowd, the Company's President, Chief Executive Officer and Chief Operating Officer; 10% to Mr. Aguilera, the Company's Senior Vice President - Manufacturing; 10% to Mr. Selfridge, the Company's Executive Vice President; 10% to Mr. Smith, the Company's Senior Vice President; 10% to Mr. Reilly, the Company's Senior Vice President, 5% to Mr. Austin, the Company's Vice President - General Counsel and Secretary, 5% to Mr. Farestad, the Company's Vice President, Research and Development; and 4% to Mr. Reinhold, the Company's Vice President - Finance, Chief Financial Officer and Treasurer. The 26% shall be divided among the foregoing at the discretion of the Committee.

                               EXHIBIT 11
                         CHECKPOINT SYSTEMS, INC.
                      COMPUTATION OF PER SHARE DATA


                                           Years Ended
                               ----------------------------------------
                               December 31,  December 25,  December 26,
                                   1995         1994          1993
                               -----------  ------------   ---------
                                 (Thousands, except per share data)

Net Earnings                     $11,409      $ 6,283       $ 1,615
                                 =======      =======       =======
Weighted average number of
common and common equivalent
shares outstanding:(1)

Common shares
    Shares outstanding at
     beginning of year            22,556       21,956        21,606

    Shares held in treasury       (1,598)      (1,598)       (1,598)

    Shares issued from exercise of
     common stock options            888          266           306

    Share issued from Alarmex
      acquisition                    336            -             -

    Shares issued from equity
      offering                     4,616            -             -

Common equivalent shares, based on
  assumed exercise of common stock
   options                           576          988           458

                                 -------      -------       -------
                                  27,374       21,612        20,772
                                 =======      =======       =======
Net Earnings Per Share           $   .42      $   .29       $   .08
                                 =======      =======       =======

(1) After giving retroactive effect to the February 1996 Stock Split.

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

         Checkpoint Systems Europe B.V. - The Netherlands

         Checkpoint Systems International B.V. - The Netherlands

         Checkpoint Systems Productie B.V. - The Netherlands

         Checkpoint Systems Scandinavia A.B. - Sweden

         Checkpoint Systems U.K. Limited - United Kingdom

         Checkpoint Systems Australia PTY LTD - Australia

         Punto De Control Checkpoint, S.A.  - Spain

         Checkpoint AG Switzerland - Switzerland

         Actron Group Limited and related subsidiaries- United Kingdom

         Alarmex, Inc. - Minnesota

         Checkpoint Systems Norge - Norway

                                    EXHIBIT 23
                CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements of Checkpoint Systems, Inc. on Forms S-8, Numbers 33-16721,
29-00025, 33-10211, 29-03376, 33-37996 and 33-49191 of our report dated March
11, 1996, on our audits of the consolidated financial statements and financial statement schedule of Checkpoint Systems, Inc. as of December 31, 1995 and December 25, 1994, and for each of the three years in the period ended December 31, 1995, which report is included in this Annual Report on Form 10-K.




COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, PA
March 21, 1996

                               EXHIBIT 24
                    SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 22, 1996.

CHECKPOINT SYSTEMS, INC.
/s/ Kevin P. Dowd
President, Chief Executive Officer, Chief Operating Officer and Director

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Dowd, Steven G. Selfridge, and Jeffrey A. Reinhold and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                   DATE
/s/ Kevin P. Dowd             President, Chief Executive
                              Officer, Chief Operating      March 22, 1996
                              Officer and Director

/s/ Steven G. Selfridge       Executive Vice President      March 22, 1996

/s/ Jeffrey A. Reinhold       Vice President, Chief         March 22, 1996
                              Financial Officer, and
                              Treasurer

/s/ Mitchell T. Codkind       Vice President, Corporate     March 22, 1996
                              Corporate Controller and
                              Chief Accounting Officer

/s/ Robert O. Aders           Director                      March 22, 1996

/s/ Roger D. Blackwell        Director                      March 22, 1996

/s/ Richard J. Censits        Director                      March 22, 1996

/s/ David W. Clark            Director                      March 22, 1996

/s/ Allan S. Kalish           Director                      March 22, 1996

/s/ Jermain B. Porter         Director                      March 22, 1996

/s/ Albert Soffa              Director                      March 22, 1996

/s/ Albert E. Wolf            Director                      March 22, 1996