Form 10-Q
period 1996-03-31
CHECKPOINT SYSTEMS INC
filed 1996-05-03
CIK 215419

                                 FORM  10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549




              For the quarter ended March 31, 1996
 -------------------------------------------------------------------------

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

        As of May 1, 1996 there were 29,293,514 of the Common Stock outstanding.

                           CHECKPOINT SYSTEMS, INC.

                                 FORM 10-Q

                                   INDEX


                                                                    Page No.
                                                                    -------

   Part I. FINANCIAL INFORMATION

       Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets                        3

                  Consolidated Statements of Operations              4

                  Consolidated Statement of Shareholders' Equity     4

                  Consolidated Statements of Cash Flows              5

                  Notes to Consolidated Financial Statements         6-9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         10-13


   Part II.  OTHER INFORMATION

       Item 1. Legal Proceedings                                     14

       Item 4. Submission of Matters To a Vote Of Security Holders   14

       Item 5. Other Information                                     14

       Item 6. Exhibits and Reports on Form 8-K                      14

         SIGNATURES                                                  15

                             CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                 March 31,     December 31,
                                                   1996            1995
                                               ------------    ------------
                     ASSETS                       (Unaudited)
                     ------                               (Thousands)
   CURRENT ASSETS
        Cash and cash equivalents                  $ 70,882        $ 77,456
        Accounts receivable, net of allowances
          of $2,199,000 and $1,906,000               70,284          73,065
        Inventories                                  49,254          54,941
        Other current assets                          7,306           7,479
        Deferred income taxes                         1,718           1,718
                                                    -------         -------
          Total current assets                      199,444         214,659
   REVENUE EQUIPMENT ON OPERATING LEASE, net         18,193          15,280
   PROPERTY, PLANT AND EQUIPMENT, net                36,977          40,745
   EXCESS OF PURCHASE PRICE OVER FAIR VALUE
     OF NET ASSETS ACQUIRED                          61,630          61,456
  INTANGIBLES                                        15,220          14,930
   OTHER ASSETS                                      23,599          15,081
                                                    -------          ------
   TOTAL ASSETS                                    $355,063        $362,151
                                                    =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
   CURRENT LIABILITIES
        Accounts payable                           $ 10,889        $ 16,643
        Accrued compensation and related taxes        4,087           5,762
        Income taxes                                  3,053           4,921
        Unearned revenues                             9,262           8,155
        Other current liabilities                    23,474          27,102
        Short-term borrowings and current portion
          of long-term debt                           2,970           4,002
                                                    -------         -------
          Total current liabilities                  53,735          66,585
   LONG-TERM DEBT, LESS CURRENT MATURITIES           34,369          35,674
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
     WITH A SCHEDULED MATURITY IN 2005              120,000         120,000
   DEFERRED INCOME TAXES                              2,234           2,234
   SHAREHOLDERS' EQUITY
      Preferred Stock, no par value, authorized
        500,000 shares, none issued
      Common Stock, par value $.10 per share,
        authorized 100,000,000 shares, issued
        30,838,014 and 30,019,758                     3,084           3,002
      Additional capital                             88,172          83,126
      Retained earnings                              61,144          58,198
      Common stock in treasury, at cost,
        1,598,000 shares                             (5,664)         (5,664)
      Foreign currency adjustments                   (2,011)         (1,004)
                                                     -------         -------
   TOTAL SHAREHOLDERS' EQUITY                       144,725         137,658
                                                    -------         -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $355,063        $362,151
                                                    =======         =======
        See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                             Quarter (13 Weeks) Ended
                                             ------------------------
                                             March 31,      March 26,
                                               1996           1995
                                             --------       --------
                                        (Thousands, except per share data)
 Net Revenues                                 $66,994        $37,360
 Cost of Revenues                              39,556         21,269
                                               ------         ------
    Gross Profit                               27,438         16,091
 Selling, General and Administrative
   Expenses                                    22,259         14,627
                                               ------         ------
   Operating Income                             5,179          1,464
 Interest Income                                1,019            169
 Interest Expense                              (2,343)        (1,056)
 Foreign Exchange Gain (Loss)                     478           (286)
                                               ------         ------
 Earnings Before Income Taxes                   4,333            291
   Income Taxes                                 1,387             87
                                               ------         ------
 Net Earnings                                 $ 2,946        $   204
                                               ======         ======
 Net Earnings Per Share                       $   .10        $   .01
                                               ======         ======
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      (Unaudited)
                       Three Months(13 Weeks) Ended March 31, 1996
                     ---------------------------------------------------
                                                          Foreign
                     Common Additional Retained  Treasury Currency
                      Stock   Capital  Earnings   Stock    Adjust.  Total
                     -------  -------  -------   -------  -------  ------
                                       (Thousands)
 Balance,
   December 31,
   1995 (1)         $ 3,002   $83,126  $58,198   $(5,664) $(1,004) $137,658

 Net Earnings                            2,946                        2,946

 Exercise of Stock
   Options               82     5,046                                 5,128

 Foreign Currency
   Adjustments                                             (1,007)  (1,007)
                    -------   -------  -------  -------   -------  -------
   Balance at
  March 31, 1996    $ 3,084   $88,172  $61,144  $(5,664)  $ (2,011) 144,725
                     =======   =======  =======  =======   =======  =======
(1) After giving retroactive effect to the February 1996 Stock Split.

          See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                               Three Months(13 Weeks) Ended
                                                 ------------------------
                                                  March 31,    March 26,
                                                    1996         1995
                                                  ---------     ---------
                                                       (Thousands)

   Cash inflow (outflow) from operating activities:
    Net earnings                                     $ 2,946       $  204
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:

      Net book value of rented equipment sold            210          168
      Long-term customer contracts                    (3,124)        (196)
      Depreciation and amortization                    4,291        2,737
      Provision for losses on accounts receivable        432          251
     (Increase) decrease in current assets:
         Accounts receivable                           2,174       (1,470)
         Inventories                                     970       (4,341)
         Other current assets                            153          580
      Increase (decrease) in current liabilities:
         Accounts payable                             (5,786)      (4,140)
         Accrued compensation and related taxes       (1,687)         145
         Income taxes                                 (1,877)      (1,402)
         Unearned revenues                             1,080          469
         Other current liabilities                    (3,795)        (581)
                                                     -------      -------
         Net cash used by operating activities        (4,013)      (7,576)
                                                     -------      -------

   Cash inflow (outflow) from investing activities:
    Acquisition of property, plant and equipment      (2,168)      (2,335)
    Acquisition, net of cash acquired                    -        (10,061)
    Other investing activities                        (3,686)        (420)
                                                     -------      -------
         Net cash used by investing activities        (5,854)     (12,816)
                                                     -------      -------
   Cash inflow (outflow) from financing activities:
    Proceeds from stock options                        5,128          795
    Proceeds of debt                                     -         38,000
    Payment of debt                                   (1,835)     (18,998)
                                                     -------      -------
         Net cash provided by financing activities     3,293       19,797
                                                     -------      -------
 Net increase (decrease) in cash and cash
     equivalents                                      (6,574)        (595)
   Cash and cash equivalents:
     Beginning of period                              77,456          944
                                                     -------      -------
     End of period                                  $ 70,882     $    349
                                                     =======      =======

 See accompanying notes to consolidated financial statements.

                             CHECKPOINT SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.  BASIS OF ACCOUNTING

 The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for the most recent disclosure of the Company's accounting policies.

 The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995 and its results of operations and changes in cash flows for the thirteen week periods ended March 31, 1996 and March 26, 1995.

 2.  INVENTORIES
                                               March 31,       December 31,
                                                  1996             1995
                                               ---------       ------------
                                                      (Thousands)
           Raw materials                        $ 7,725           $ 7,282
           Work in process                          407               275
           Finished goods                        41,122            47,384
                                                -------           -------
                                                $49,254           $54,941
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

 4.  PER SHARE DATA

 Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen week periods were 30,957,000 (1996) and 22,604,000 (1995) after giving retroactive effect to the February 22, 1996 stock split.

                          CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)
 5.  SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for the thirteen week period ended March 31, 1996 and March 26, 1995, respectively, included interest payments of $862,000 and $566,000 and income taxes paid of $3,566,000 and $1,500,000.

 Excluded from the investing activities in the Consolidated Statements of Cash Flows are net transfers from inventory to property, plant and equipment of $4,493,000 and $2,690,000 for the thirteen week periods ended March 31, 1996 and March 26, 1995 respectively, relating to equipment rented to customers.

 6.  INTANGIBLES
 Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which range from five to ten years. Accumulated amortization approximated $2,308,000 and $1,806,000 at March 31, 1996 and December 31, 1995, respectively.

 The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs, net of accumulated amortization, totaled $1,834,000 and $1,519,000 as of March 31, 1996 and December 31, 1995,
 respectively.

 7.  ACQUISITION
 On March 21, 1996, the Company acquired Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds.("Mercatec"). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil with approximately $3,000,000 in annual sales.

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

 In connection with the acquisition of Actron accruals of $10,401,000 were established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual are:
 (i)costs associated with the elimination of approximately 70 manufacturing and field service and selling and administrative positions from the Actron operation (approximately $7.7 million), (ii) costs related to the closure of redundant sales locations (approximately $1.8 million), and (iii) ancillary costs (approximately $.9 million). During the first quarter of 1996, approximately $614,000 of the ancillary costs and approximately $1,595,000 of the severance costs had been charged against the accrual. The remaining

                          CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


 7.  ACQUISITION (continued)

 portion of the accrual is included in the "Other Current Liabilities" section of the Company's consolidated balance sheet. The integration of Actron's operations is expected to be completed in the second quarter of 1996. Actual charges to complete the integration may differ from the above estimates. Such differences will increase (decrease) the excess of purchase price over net assets acquired.

 The following table represents unaudited combined results of operations for the first three months of 1996 (actual) and 1995 (as if the acquisition of Actron had occurred at the beginning of fiscal year 1995). The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:


                                            Three Months (13 weeks) Ended
                                            -----------------------------
                                               March 31,        March 26,
                                                 1996             1995
                                            -------------    -------------
                                         (Thousands, except per share data)

   Net revenues................................$ 66,994        $ 50,134
   Net earnings................................$  2,946        $ (1,302)
   Earnings per common share...................$    .10        $   (.06)


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

                          CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

  9.  SUBORDINATED CONVERTIBLE DEBENTURES

 On April 19, 1996, the Company completed its Shelf Registration Statement on Form S-3 covering the resale of $47,250,000 5.25% Convertible Subordinated Debentures due 2005("Debentures") and 2,571,428 shares of the Company's common stock, $.10 par value per share, issuable upon conversion of the debentures. The Registration Statement also covered the registration of 350,000 shares of the Company's Common Stock presently issuable upon exercise of certain options granted by the Company.


 10.  RESTRUCTURING PLAN

 In December 1995, as a result of the Actron acquisition, the Company announced a restructuring plan to reorganize its workplace on an international basis to eliminate redundancies. In connection with the restructuring, which is in addition to the elimination of Actron positions referred to in Note 7 above, approximately 28 manufacturing, field service and general and administrative positions in the Company's international operations were eliminated. The Company accrued approximately $1.3 million before tax in the fourth quarter of 1995, consisting of employment severance costs of $697,000, lease termination costs of $359,000, and ancillary and miscellaneous costs of $244,000. During the first quarter of 1996 approximately $699,000 of severance related payments were charged against the accrual. The plan is anticipated to be completed in the second quarter of 1996.


 11.  CONTINGENCIES

 On February 14, 1996, the United States Federal Trade Commission ("FTC") began an investigation of the retail security systems industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The Company, along with Sensormatic Electronics Corporation, Minnesota Mining and Manufacturing, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.


 12.  SUBSEQUENT EVENT

 Pursuant to the October 11, 1995 Purchase Agreement for Actron Group Limited, the Company received a $2.5 million reduction to the $54 million purchase price resulting from certain net asset representations contained in the Agreement. This purchase price adjustment will reduce the excess of purchase price over fair value of net assets acquired.

                          CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
First Quarter 1996 compared to First Quarter 1995
- ---------------------------------------------------

     Overview
During the first quarter of 1996 revenues increased by approximately $29.6 million (or 79.3%) over the first quarter of 1995. Cost of revenues were higher than in the first quarter of 1995 as a percentage of sales (from 56.9% to 59.0%). The increase in cost of revenues was primarily the result of sales of Actron products which carry a lower gross margin. Selling, general and administrative ("SG&A") expenses increased $7.7 million but declined as a percentage of revenues by 6.0% (from 39.2% to 33.2%). Income from operations increased $3.7 million (from $1.5 million to $5.2 million). Net earnings for the first quarter of 1996 increased by $2.7 million (from $.2 million to $2.9 million) resulting in earnings per share of $.10 for the first quarter of 1996 versus $.01 achieved in last year's first quarter.

     Net Revenues
Net revenues for the first quarter of 1996 increased approximately $29.6 million (or 79.3%) over the first quarter of 1995 (from $37.4 million to $67.0 million). Domestic and international net revenues accounted for approximately 44.8% and 55.2%, respectively, of total net revenues compared to 63.1% and 36.9% for last year's similar quarter. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $6.1 million (or 41.4%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $22.7 million (or 166.5%) primarily as a result of: higher unit sales volume generated by the Company's operations in Europe ($17.4 million) which was positively impacted by the Company's recent acquisition of Actron (approximately $12.0 million) and increased sales to a major customer in Spain ($4.1 million). In addition, the Company's Canadian operations realized a significant sales increase
($4.0 million). Sales of the Company's Alarmex and CCTV product lines increased by 13.3% (from $6.4 million to $7.2 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 3.8% (from $1.5 million to $1.6 million) compared to the prior year's first quarter.

First Quarter 1996 compared to First Quarter 1995
- ---------------------------------------------------
      Cost of Revenues
Cost of revenues increased approximately $18.3 million (or 85.9 %) over the first quarter of 1995 (from $21.3 million to $39.6 million). As a percentage of net revenues, cost of revenues increased 2.1% (from 56.9% to 59.0%) compared to the prior year's first quarter. This increase was primarily due to the significant amount of Actron inventory which was sold by the Company during the quarter which had been originally produced or purchased at a greater cost than the Company's other EAS products. The Company is in the process of closing Actron's high cost European manufacturing facility and moving production to the Company's lower cost Caribbean based facilities. The Company expects this relocation of production to be substantially complete by the end of the second quarter.

                      CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
- ---------------------
     Selling, General and Administrative Expenses

SG&A expenses increased $7.7 million (or 52.2%) over the first quarter of 1995 (from $14.6 million to $22.3 million). As a percentage of net revenues, however, SG&A expenses decreased by 6.0% (from 39.2% to 33.2%). The higher expenses (in dollars) were due to: (i) approximately $3.5 million increase in variable selling costs to support the increase in revenues (ii) approximately $3.5 million increase in general and administrative costs, and (iii) approximately $.7 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

     Interest Expense

Interest expense for the first quarter of 1996 increased $1.2 million (from $1.1 million to $2.3 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995.

     Income Taxes

The effective tax rate of 32.0% is higher than the effective tax rate during the first quarter of 1995 of 29.9%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., and (ii) higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

     Net Earnings

Net earnings were $2.9 million or $.10 per share versus $.2 million or $.01 per share for the prior year's first quarter. The weighted average number of common and common equivalent shares used in the earnings per share computation (adjusted for the stock split of February 22, 1996) for the first quarter of 1996 has increased substantially compared to the prior year's quarter (from
22.6 million to 31.0 million) primarily due to (i) shares issued as part of the Alarmex acquisition (401,434) and, (ii) shares issued during the second quarter of 1995 in connection with the Company's secondary equity offering (6,173,200). The balance of the increase was attributable to the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

     Exposure To International Operations

Approximately 73.7% of the Company's international sales during the first quarter of 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the first quarter of 1996, currency exchange gains amounted to approximately $.5 million compared to losses of $.3 million in the first quarter of 1995. Management cannot predict with any degree of certainty the future impact that changes in currency exchange rates will have on its operations.

                        CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS (continued)
- ---------------------
First Quarter 1996 compared to First Quarter 1995
- --------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and, in fiscal 1995, through the issuance of common stock in an underwritten public offering and the issuance of convertible subordinated debt.

Management continues to seek capital in order to support continuing worldwide growth. In this regard the Company plans to file Form S-3 under the Securities Act of 1933 relating to an offering by the Company of 3,500,000 shares (not including 525,000 shares subject to the underwriters' over-allotment option) of the Company's common stock. The Company expects to complete this offering during the second quarter of 1996. The net proceeds to be received by the Company from this offering are expected to approximate $100 million (excluding the over-allotment option). The proceeds of the offering are expected to be used for general corporate purposes including the following: (i) for potential strategic acquisitions and related start-up operations to enhance both product line diversification within the Company's core business and distribution opportunities and alliances and (ii) to provide the necessary capital to enable the Company to internally finance the leasing of equipment to retailers under long-term leases.

The Company's operating activities during the first quarter of 1996 consumed approximately $4.0 million compared to $7.6 million during the first quarter of 1995. This use of cash was primarily the result of (i) an increase in long term customer contracts made under the Company's comprehensive target program and sales type leases, and (ii) payments made on accounts payable acquired as part of the Actron transaction and restructuring costs that the Company initiated as part of the integration of its European operations.

The Company's capital expenditures during the first quarter of 1996 totaled $2.2 million compared to $2.3 million during the first quarter of 1995. Notwithstanding the slight quarter to quarter reduction, the Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean and enhancing distribution capabilities and efficiencies worldwide. As part of this expansion the Company plans to increase the current annual production capacity of disposable labels from 3 billion to 5 billion by the second half of 1997. In addition, and as part of its continuing strategy to expand international direct distribution, the Company is currently in the process of establishing its own centralized Western European distribution center. Total capital spending in 1996 is expected to approximate $14 million.

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a

                    CHECKPOINT SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
- -------------------------------------------
result of currency exchange rate fluctuations.

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of March 31, 1996 the Company had currency exchange forward contracts totaling approximately $11.7 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico, Australia and Brazil were not covered by currency exchange forward contracts at March 31, 1996.

The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal 1996. In addition, the Company is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations. The Company had no currency options outstanding as of March 31, 1996.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments prohibit the amounts available for cash dividends.

                        PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

 On February 14, 1996, the United States Federal Trade Commission ("FTC") began an investigation of the retail security systems industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The
Company, along with Sensormatic Electronics Corporation, Minnesota Mining and Manufacturing, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on April 23, 1996.

(c) Shareholders voted upon and approved the following matters:

    (1) The election of Robert O. Aders and David W. Clark, Jr.
as the Company's Class II directors to hold office until the 1999
Annual Shareholders Meeting.  Shareholders voted as follows:

              Robert O. Aders                   David W. Clark, Jr.
              ---------------                   -------------------
     For        23,874,808            For           23,874,858
     Withheld      111,353            Withheld         111,303
                ----------                          ----------
     Total      23,986,161            Total         23,986,161
                ==========                          ==========

    (2) To Amend and Restate the Company's Employee Stock Purchase Plan to increase the available Company contribution under the Plan.

                   For         Against          Abstained
               ----------      -------          ---------
               23,602,120      238,839           145,202


Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) During the Company's first quarter ended March 31, 1996, the Company filed the following reports: (i) Form 8-K/A filed February 13, 1996;
(ii) Form 8-K/A filed on February 15, 1996, and (iii) Form 8-K/A filed on February 20, 1996, all of which further amended the Company's Report on Form 8-K filed on December 15, 1995 respecting the Company's acquisition of all of the issued and outstanding capital stock of Actron Group Limited.

                                 SIGNATURE
                                ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

Jeffrey A. Reinhold                              May 3, 1996
Vice President - Chief Financial
 Officer and Treasurer



Mitchell T. Codkind                              May 3, 1996
Vice President, Corporate Controller
and Chief Accounting Officer