Form 10-Q
period 1996-06-30
CHECKPOINT SYSTEMS INC
filed 1996-08-14
CIK 215419

FORM  10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D. C.  20549


                           For the quarter ended June 30, 1996
 --------------------------------------------------------------------------

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

 As of August 5, 1996 there were 34,001,026 of the Common Stock outstanding.

                        CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                      3

              Consolidated Statements of Operations            4

              Consolidated Statement of Shareholders' Equity   5

              Consolidated Statements of Cash Flows            6

              Notes to Consolidated Financial Statements      7-10

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  11-18



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                19

              SIGNATURES                                      19

                    CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEETS
                                                        June 30,   December 31,
                                                          1996            1995
                                                       ----------- ------------
                     ASSETS                            (Unudited)
                     ------                                  (Thousands)
CURRENT ASSETS
        Cash and cash equivalents                       $201,633      $ 77,456
             Accounts receivable, net of allowances
               of $2,487,000 and $1,906,000               81,295        73,065
             Inventories                                  49,167        54,941
             Other current assets                         10,504         7,479
             Deferred income taxes                         1,718         1,718
                                                         -------       -------
               Total current assets                      344,317       214,659
REVENUE EQUIPMENT ON OPERATING LEASE, net                 20,085        15,280
PROPERTY, PLANT AND EQUIPMENT, net                        37,284        40,745
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                  64,904        61,456
INTANGIBLES                                               15,109        14,930
OTHER ASSETS                                              19,291        15,081
                                                         -------       -------
TOTAL ASSETS                                            $500,990      $362,151
                                                         =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
      Accounts payable                                  $ 17,884      $ 16,643
      Accrued compensation and related taxes               6,093         5,762
             Income taxes                                  4,151         4,921
      Unearned revenues                                    9,192         8,155
      Other current liabilities                           19,575        27,102
      Short-term borrowings and current portion
        of long-term debt                                  3,057         4,002
                                                         -------       -------
        Total current liabilities                         59,952        66,585
 LONG-TERM DEBT, LESS CURRENT MATURITIES                  34,795        35,674
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
   WITH A SCHEDULED MATURITY IN 2005                     120,000       120,000
 DEFERRED INCOME TAXES                                     2,234         2,234
 SHAREHOLDERS' EQUITY
      Preferred Stock, no par value, authorized
        500,000 shares, none issued
      Common Stock, par value $.10 per share,
        authorized 100,000,000 shares, issued
        35,584,576 and 30,019,758                          3,558         3,002
      Additional capital                                 224,901        83,126
      Retained earnings                                   67,354        58,198
      Common stock in treasury, at cost,
        1,598,000 shares                                  (5,664)       (5,664)
      Foreign currency adjustments                        (6,140)       (1,004)
                                                          ------       -------
 TOTAL SHAREHOLDERS' EQUITY                              284,009       137,658
                                                         -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $500,990      $362,151
                                                         =======       =======
                See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
                       Quarter (13 Weeks) Ended   Six Months (26 Weeks)ended
                       ------------------------   --------------------------
                        June 30,     June 25,        June 30,        June 25,
                          1996         1995            1996             1995
                        -------      -------        ----------      ---------
                                 (Thousands, except per share data)
 Net Revenues           $74,792      $49,744         $141,786        $87,104
 Cost of Revenues        42,459       27,800           82,015         49,069
                         ------       ------         --------        -------
    Gross Profit         32,333       21,944           59,771         38,035
 Selling, General
   and Administrative
   Expenses              22,699       16,528           44,958         31,155
                         ------       ------          --------       -------
   Operating Income       9,634        5,416           14,813          6,880
 Interest Income          1,744          325            2,763            494
 Interest Expense         2,402          993            4,745          2,049
 Foreign Exchange
 Gain (Loss)                156           66              634           (220)
                          -----       ------           ------        -------
 Earnings Before
   Income Taxes           9,132        4,814           13,465          5,105
 Income Taxes             2,922        1,445            4,309          1,532
                         ------       ------          -------         ------
 Net Earnings           $ 6,210      $ 3,369           $9,156         $3,573
                         ======       ======           ======         ======
 Net Earnings Per
   Share                $   .19      $   .12           $  .29         $  .14
                         ======       ======           ======         ======

             See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)

                         Six Months(26 Weeks) Ended June 30, 1996
                     ---------------------------------------------------
                                                        Foreign
                   Common   Additional Retained  Treasury  Currency
                            Capital    Earnings  Stock     Adjust.    Total
                   -------  -------    --------  --------  -------    ------
                                       (Thousands)
 Balance,
    December 31,
    1995          $ 3,002   $83,126     $58,198  $(5,664)  $(1,004)  $137,658

 Net Earnings                             9,156                         9,156

 Exercise of Stock
   Options             96     6,208                                     6,304

 Stock Issuance
    Associated with
    Equity Offering   460   135,567                                   136,027

 Foreign Currency
      Adjustments                                           (5,136)    (5,136)
                   ------   -------      ------  -------     ------    -------

 Balance at
  June 30, 1996   $ 3,558  $224,901     $67,354  $(5,664)  $(6,140)  $284,009
                   ======   =======     =======   ======    ======    =======

                 See accompanying notes to Consolidated Financial Statements

                                CHECKPOINT SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                 Six Months(26 Weeks) Ended
                                                 --------------------------
                                                   June 30,      June 25,
                                                     1996          1995
                                                  ---------     --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                     $9,156        $3,573
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Net book value of rented equipment sold           706           447
    Revenue Equipment placed under Operating Lease (7,412)       (6,178)
    Long-term customer contracts                   (2,933)         (349)
    Depreciation and amortization                   8,124         6,794
    Provision for losses on accounts receivable       963           275
    (Increase) decrease in current assets:
       Accounts receivable                        (10,299)       (6,758)
       Inventories                                  5,073        (3,643)
       Other current assets                        (3,180)         (499)
    Increase (decrease) in current liabilities:
       Accounts payable                               977           373
       Accrued compensation and related taxes         241           833
       Income taxes                                  (831)         (278)
       Unearned revenues                              900           (70)
       Other current liabilities                   (9,075)          672
       Net cash used by operating activities       (7,590)       (4,808)
                                                   ------       -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment     (5,447)       (5,841)
  Acquisition, net of cash acquired                (1,409)      (10,061)
  Other investing activities                       (3,331)       (2,538)
                                                   -------       -------
Net cash used by investing activities             (10,187)      (18,440)
                                                   ------        ------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                       6,304         1,024
  Proceeds from sale of common stock              136,027        54,707
  Proceeds of debt                                      -        40,000
  Payment of debt                                    (377)      (44,146)
                                                    ------       -------
Net cash provided by financing activities         141,954        51,585
                                                  -------       -------
Net increase (decrease) in cash and cash
   equivalents                                    124,177        28,337
   Cash and cash equivalents:
   Beginning of period                             77,456           944
                                                  -------       -------
   End of period                                 $201,633      $ 29,281
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

 The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995 and its results of operations and changes in cash flows for the thirteen and twenty-six week periods ended June 30, 1996 and June 25, 1995.

 2.  INVENTORIES
                                   June 30,        December 31,
                                     1996              1995
                                   --------        ------------
                                          (Thousands)
           Raw materials            $12,275           $ 7,282
           Work in process              566               275
           Finished goods            36,326            47,384
                                    -------           -------
                                    $49,167           $54,941
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

 4.  PER SHARE DATA

 Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and twenty-six week periods ended June 30, 1996 and June 25, 1995 were 33,239,000 and 32,098,000 (1996) and 27,176,000 and 24,890,000 (1995),
 respectively after giving retroactive effect to the February 22, 1996 stock split.

                         CHECKPOINT SYSTEMS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

 5.  SUPPLEMENTAL CASH FLOW INFORMATION

 Cash payments for the thirteen and twenty-six week period ended June 30, 1996 and June 25, 1995, respectively, included interest payments of $3,900,140 and $4,738,240(1996) and $818,000 and $1,385,000 (1995), and
 income taxes paid of $1,767,000 and $5,333,000(1996) and $300,000 and
 $1,800,000 (1995).

6.   INTANGIBLES

 Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which range from five to ten years. Accumulated amortization approximated $2,823,000 and $1,806,000 at June 30, 1996 and December 31, 1995, respectively.

 The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs, net of accumulated amortization, totaled $2,230,000 and $1,519,000 as of June 30, 1996 and December 31, 1995,
 respectively.

 7.  ACQUISITION

 On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds.("Mercatec"). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil with approximately $3,000,000 in annual sales. The purchase price, including acquisition costs, was approximately $1,400,000.

 On November 30, 1995, the Company purchased all of the capital stock of Actron Group Limited ("Actron") which is engaged in the manufacture, distribution and sale of security products and services. The purchase price of the capital stock was approximately $54,000,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $41,544,000 which is being amortized over thirty years.

 In connection with the acquisition of Actron, accruals of $10,401,000 were established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual are:
 (i)costs associated with the elimination of approximately 70 manufacturing and field service and selling and administrative positions from the Actron operation (approximately $7.7 million), (ii) costs related to the closure

                         CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


 7.  ACQUISITION (continued)

 of redundant sales locations (approximately $1.8 million), and (iii) ancillary costs (approximately $.9 million). During the first six months of 1996, approximately $1,196,000 of the ancillary costs and approximately $2,089,000
 of the severance costs had been charged against the accrual.   The remaining
 portion of the accrual is included in the "Other Current Liabilities" section of the Company's consolidated balance sheet. The integration of Actron's operations is substantially completed with remaining costs expected to be incurred in the third quarter of 1996. Actual charges to complete the integration may differ from the above estimates. Such differences will increase (decrease) the excess of purchase price over net assets acquired.

 The following table represents unaudited combined results of operations for the first six months of 1996 (actual) and 1995 (as if the acquisition of Actron had occurred at the beginning of fiscal year 1995). The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:


                                           Six Months (26 weeks) Ended
                                           -----------------------------
                                            June 30,         June 25,
                                              1996             1995
                                           -------------    -------------
                                         (Thousands, except per share data)
   Net revenues.................... .......$ 141,786          $112,332
   Net earnings............................$   9,156          $   (728)
   Earnings per common share...............$    0.29          $   (.03)


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

 The Company has purchased certain foreign currency forward contracts in order to hedge anticipated rate fluctuations in Europe and Canada. Transaction gains or losses resulting from these contracts are recognized over the contract period.

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


 10.     EQUITY OFFERING

  The Company completed the sale of approximately 4.6 million shares of Common Stock during the second quarter of this year pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $136 million. The proceeds of the offering are expected to be used for general corporate purposes including the following: (i) for potential strategic acquisitions and related start-up operations to enhance both product line diversification within the Company's core business and greater distribution opportunities and alliances and (ii) to provide the necessary capital to enable the Company to internally finance the leasing of equipment to retailers under long-term leases.

 11.  CONTINGENCIES

  On February 14, 1996, the United States Federal Trade Commission ("FTC") began an investigation of the retail security systems industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The Company, along with Sensormatic Electronics Corporation, Minnesota Mining and Manufacturing, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company has furnished various documents to the FTC pursuant to the subpoenas. The Company does not believe that any legal or regulatory infraction will be found on its part.

                           CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - - ---------------------
Second Quarter 1996 Compared to Second Quarter 1995
- - - ---------------------------------------------------
     Overview

  During the second quarter of 1996 revenues increased by approximately
  $25.1 million (or 50.4%) over the second quarter of 1995. The increase in revenues was due primarily from increased sales of the Company's EAS product line both domestically and internationally with the international increase impacted by the Company's recent acquisition of Actron. Cost of revenues were higher than in the second quarter of 1995 as a percentage of sales (from 55.9% to 56.8%). The increase in cost of revenues was primarily the result of higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts. Selling, general and administrative ("SG&A") expenses increased $6.2 million but declined as a percentage of revenues by 2.8% (from 33.2% to 30.4%). Income from operations increased $4.2 million (from $5.4 million to $9.6 million). Net earnings for the second quarter of 1996 increased by $2.8 million (from $3.4 million to $6.2 million) resulting in earnings per share of $.19 for the second quarter of 1996 versus $.12 achieved in last year's second quarter.

     Net Revenues

  Net revenues for the second quarter of 1996 increased approximately $25.1 million (or 50.4%) over the second quarter of 1995 (from $49.7 million to $74.8 million). Domestic and international net revenues accounted for approximately 53.2% and 46.8%, respectively, of total net revenues compared to 62.3% and 37.7% for last year's similar quarter. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $6.7 million (or 36.0%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $15.5 million (or 83.5%) as a result of: higher unit sales volume generated by the Company's operations in Europe ($12.5 million) which was primarily impacted by the Company's recent acquisition of Actron. In addition, the Company's Canadian and Argentinean operations realized significant sales increases of $2.1 million and $.7 million, respectively. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased 26.1% (from $9.0 million to $11.3 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 18.6% (from $2.0 million to $2.3 million) compared to the prior year's second quarter.

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter 1996 Compared to Second Quarter 1995
- - - ---------------------------------------------------
     Cost of Revenues

Cost of revenues increased approximately $14.7 million (or 52.7 %) over the second quarter of 1995 (from $27.8 million to $42.5 million). As a percentage of net revenues, cost of revenues increased .9% (from 55.9% to 56.8%) compared to the prior year's second quarter. The increase in cost of revenues was primarily the result of higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts. During the quarter the Company closed Actron's high cost European manufacturing facility and moved a significant portion of the production to the Company's lower cost Caribbean based facilities with the balance subcontracted to several European based manufacturers. The Company expects to sell the remaining Actron inventory of approximately $2.0 million during the third quarter.

     Selling, General and Administrative Expenses

SG&A expenses increased $6.2 million (or 37.3%) over the second quarter of 1995 (from $16.5 million to $22.7 million). As a percentage of net revenues, however, SG&A expenses decreased by 2.8% (from 33.2% to 30.4%). The higher expenses (in dollars) were due to: (i) approximately $2.6 million increase in variable selling costs to support the increase in revenues (ii) approximately $2.9 million increase in general and administrative costs, and (iii) approximately $.7 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

     Interest Expense and Interest Income

Interest expense for the second quarter of 1996 increased $1.4 million
(from $1.0 million to $2.4 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for the second quarter of 1996 also increased by $1.4 million (from $.3 million to $1.7 million) as a result of the cash investment of the remaining proceeds of the $120 million debentures previously mentioned combined with the proceeds from the Company's equity offering during the second quarter of 1996 (see "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information).

     Income Taxes

The effective tax rate of 32.0% is higher than the effective tax rate during the second quarter of 1995 of 30.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., and (ii) higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

                              CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Earnings

Net earnings were $6.2 million or $.19 per share versus $3.4 million or $.12 per share for the prior year's second quarter. The weighted average number of common and common equivalent shares used in the earnings per share computation for the second quarter of 1996 has increased substantially compared to the prior year's quarter (from 27.2 million to 33.2 million) primarily due to (i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000), and (ii) the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

     Exposure To International Operations

Approximately 85.2% of the Company's international sales during the second quarter of 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the second quarter of 1996, currency exchange gains amounted to approximately $.2 million compared to a gain of $.1 million in the second quarter of 1995. Management cannot predict with any degree of certainty the future impact that changes in currency exchange rates will have on its operations.

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
- - - ---------------------
First Half 1996 Compared to First Half 1995
- - - ------------------------------------------

     Overview

During the first half of 1996 revenues increased by approximately $54.7 million (or 62.8%) over the first half of 1995. The increase in revenues was due primarily from increased sales of the Company's EAS product line both domestically and internationally with the recent acquisition of Actron contributing significantly to the international revenue increase. Cost of revenues were higher during the first half compared to the similar period of 1995 as a percentage of sales (from 56.3% to 57.8%). The increase in cost of revenues was primarily the result of (i) sales of Actron products which carry a lower gross margin, and (ii) higher field service costs resulting from increased service personnel primarily from the Actron acquisition combined with domestic chain wide rollouts. Selling, general and administrative ("SG&A") expenses increased $13.8 million but declined as a percentage of revenues by 4.1% (from 35.8% to 31.7%). Income from operations increased $7.9 million (from $6.9 million to $14.8 million). Net earnings for the first half of 1996 increased by $5.6 million (from $3.6 million to $9.2 million) resulting in earnings per share of $.29 for the first half of 1996 versus $.14 achieved in last year's first half.

     Net Revenues

Net revenues for the first half of 1996 increased approximately $54.7 million (or 62.8%) over the first half of 1995 (from $87.1 million to $141.8 million). Domestic and international net revenues accounted for approximately 49.2% and 50.8%, respectively, of total net revenues compared to 62.6% and 37.4% for last year's similar period. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $12.8 million (or 38.4%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $38.2 million (or
119%) as a result of: higher unit sales volume generated by the Company's operations in Europe ($29.9 million) which was primarily impacted by the Company's recent acquisition of Actron. In addition, the Company's Canadian and Argentinean operations realized significant sales increases of $6.1 million and $1.1 million, respectively. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased 20.8% (from $15.4 million to $18.6 million) over the prior year's first half. The Company's Access Control product line had sales growth of 12.2% (from $3.4 million to $3.9 million) compared to the prior year's first half.

                       CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

First Half 1996 compared to First Half 1995
- - - ------------------------------------------

     Cost of Revenues

Cost of revenues increased approximately $32.9 million (or 67.1%) over the first half of 1995 (from $49.1 million to $82.0 million). As a percentage of net revenues, cost of revenues increased 1.5% (from 56.3% to 57.8%) compared to the prior year's first half. The increase in cost of revenues was primarily the result of (i) sales of Actron products which carry a lower gross margin, and (ii) higher field service costs resulting from increased service personnel primarily from the Actron acquisition combined with domestic chain wide rollouts.

     Selling, General and Administrative Expenses

SG&A expenses increased $13.8 million (or 44.3%) over the first half of 1995 (from $31.2 million to $45.0 million). As a percentage of net revenues, however, SG&A expenses decreased by 4.1% (from 35.8% to 31.7%). The higher expenses (in dollars) were due to: (i) approximately $6.0 million increase in variable selling costs to support the increase in revenues (ii) approximately $6.4 million increase in general and administrative costs, and (iii) approximately $1.4 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

     Interest Expense and Interest Income

Interest expense for the first half of 1996 increased $2.7 million (from
$2.1 million to $4.8 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for the first half of 1996 increased by $2.3 million (from $.5 million to $2.8 million) as a result of the cash investment of the remaining cash proceeds of the $120 debentures previously mentioned combined with the proceeds from the Company's equity offering during the second quarter of 1996 (see "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information).

     Income Taxes

The effective tax rate of 32.0% is higher than the effective tax rate during the first half of 1995 of 30.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., and (ii) higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

On August 2, 1996, Congress passed the Small Business Job Protection Act of 1996. The Bill is awaiting the President's signature. The Act generally repeals the Puerto Rico and Possessions tax credit (Sec 936) for taxable years beginning after December 31, 1995. However, the Act provides grandfather rules for corporations which are existing credit claimants.

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes(Cont.)

For corporations that are existing credit claimants with respect to a possession and that use the wage credit method, the possession tax credit attributable to business income from the possession continues to be determined as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after December 31, 2001 and before January 1, 2006, the corporation's possession business income that is eligible for the wage credit is subject to an income cap. For taxable years beginning in 2006 and thereafter, the credit is eliminated.

Management is currently analyzing the proposed legislation to determine its impact on the Company. However, management believes that, if enacted, the legislation will not have a material impact on the current financial position of the Company. Furthermore, management anticipates that the proposed legislation will not have a material impact on the Company's effective tax rate for fiscal years 1996 and 1997.


 Net Earnings

Net earnings were $9.2 million or $.29 per share versus $3.6 million or $.14 per share for the prior year's first half. The weighted average number of common and common equivalent shares used in the earnings per share computation for the first half of 1996 has increased substantially compared to the prior year's period (from 24.9 million to 32.1 million) primarily due to
(i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000), and (ii) the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

 Exposure To International Operations

Approximately 79.3% of the Company's international sales during the first half of 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the first half of 1996, currency exchange gains amounted to approximately $.6 million compared to a loss of $.2 million in the first half of 1995. Management cannot predict with any degree of certainty the future impact that changes in currency exchange rates will have on its operations.

                 CHECKPOINT SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

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

During the second quarter of 1996 the Company completed an underwritten public offering of 4.6 million common shares generating proceeds (after expenses of the offering) to the Company of approximately $136 million. The proceeds of the offering are expected to be used for general corporate purposes including the following: (i) for potential strategic acquisitions and related start-up operations to enhance both product line diversification within the Company's core business and greater distribution opportunities and alliances and (ii) to provide the necessary capital to enable the Company to internally finance the leasing of equipment to retailers under long-term leases.

The Company's operating activities during the first half of 1996 consumed approximately $7.6 million compared to $4.8 million during the first half of 1995. This use of cash was primarily the result of (i) an increase in accounts receivable resulting from increased sales, and (ii) payments made on accounts payable acquired as part of the Actron transaction and restructuring costs that the Company initiated as part of the integration of its European operations.

The Company's capital expenditures during the first half of 1996 totaled $5.4 million compared to $5.8 million during the first half of 1995. Notwithstanding the slight reduction between the comparative periods, the Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean and enhancing distribution capabilities and efficiencies worldwide. As part of this expansion the Company plans to increase the current annual production capacity of disposable labels from 3 billion to 5 billion by the second half of 1997. In addition, and as part of its continuing strategy to expand international direct distribution, the Company is currently in the process of establishing its own centralized Western European distribution center which is expected to be operational during the third quarter of 1996. Total capital spending in 1996 is expected to approximate $14 million.

                  CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
- - - -------------------------------------------
Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand and a currently available and unused $60 million bank line of credit.

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of June 30, 1996 the Company had currency exchange forward contracts totaling approximately $8.3 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico, Australia and Brazil were not covered by currency exchange forward contracts at June 30, 1996.

The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal 1996. In addition, the Company continues to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations. The Company had no currency options outstanding as of June 30, 1996.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments prohibit the amounts available for cash dividends.

                     CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the second quarter of 1996.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/Jeffrey A. Reinhold                              August 14, 1996
Vice President - Chief Financial
 Officer and Treasurer



/s/Mitchell T. Codkind                              August 14, 1996
Vice President, Corporate Controller
and Chief Accounting Officer