Form 10-Q
period 1996-09-29
CHECKPOINT SYSTEMS INC
filed 1996-11-13
CIK 215419

FORM  10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                 For the quarter ended September 29, 1996
 --------------------------------------------------------------------------

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





Commission file number        1-11257
                       ----------------------------------------------------

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

 As of November 12, 1996 there were 34,254,426 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                      3

              Consolidated Statements of Operations            4

              Consolidated Statement of Shareholders' Equity   5

              Consolidated Statements of Cash Flows            6

              Notes to Consolidated Financial Statements      7-11

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  12-18



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                19

              SIGNATURES                                      19

                    CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEETS
                                                   Sept. 29,      Dec. 31,
                                                     1996           1995
                                                  ----------- ------------
                     ASSETS                       (Unaudited)
                     ------                                  (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $195,401      $ 77,456
    Accounts receivable, net of allowances
     of $2,916,000 and $1,906,000                     87,399        73,065
    Inventories                                       47,571        54,941
    Other current assets                               8,622         7,479
    Deferred income taxes                              1,719         1,718
                                                     -------       -------
     Total current assets                            340,712       214,659
REVENUE EQUIPMENT ON OPERATING LEASE, net             18,310        15,280
PROPERTY, PLANT AND EQUIPMENT, net                    38,721        40,745
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                              64,819        61,456
INTANGIBLES                                           15,071        14,930
OTHER ASSETS                                          25,930        15,081
                                                     -------       -------
TOTAL ASSETS                                        $503,563      $362,151
                                                     =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                 $ 14,516      $ 16,643
   Accrued compensation and related taxes              6,192         5,762
   Income taxes                                        5,897         4,921
   Unearned revenues                                  10,801         8,155
   Other current liabilities                          17,275        27,102
   Short-term borrowings and current portion
      of long-term debt                                2,734         4,002
                                                     -------       -------
    Total current liabilities                         57,415        66,585
 LONG-TERM DEBT, LESS CURRENT MATURITIES              34,090        35,674
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
   WITH A SCHEDULED MATURITY IN 2005                 120,000       120,000
 DEFERRED INCOME TAXES                                 2,239         2,234
 SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, authorized
     500,000 shares, none issued
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     35,635,626 and 30,019,758                         3,564         3,002
   Additional capital                                225,394        83,126
Retained earnings                                  72,712        58,198
   Common stock in treasury, at cost,
     1,598,000 shares                                 (5,664)       (5,664)
   Foreign currency adjustments                       (6,187)       (1,004)
                                                      ------       -------
 TOTAL SHAREHOLDERS' EQUITY                          289,819       137,658
                                                     -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $503,563      $362,151
                                                     =======       =======
               See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                      Quarter (13 Weeks) Ended  Nine Months (39 Weeks)ended
                      ------------------------   --------------------------
                        Sept. 29,    Sept. 24,     Sept. 29,      Sept. 24,
                          1996         1995          1996           1995
                      -----------  -----------    -----------   -----------
                                 (Thousands, except per share data)
 Net Revenues           $73,765        $52,802      $215,551      $139,906
 Cost of Revenues        43,701         28,033       125,716        77,102
                         ------         ------      --------       -------
   Gross Profit          30,064         24,769        89,835        62,804
 Selling, General
   and Administrative
   Expenses              22,952         17,773        67,910        48,928
                         ------         ------       --------      -------
 Operating Income         7,112          6,996        21,925        13,876
 Interest Income          2,807            523         5,570         1,017
 Interest Expense         2,368            971         7,113         3,020
 Foreign Exchange
 Gain (Loss)                302            (48)          936          (268)
                          -----          ------       ------       -------
 Earnings Before
   Income Taxes           7,853          6,500        21,318        11,605
 Income Taxes             2,495          1,971         6,804         3,503
                         ------         ------       -------        ------
 Net Earnings           $ 5,358        $ 4,529       $14,514        $8,102
                         ======         ======        ======        ======
 Net Earnings Per
   Share                $   .15        $   .15       $   .43        $  .31
                         ======         ======        ======        ======




             See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)


                        Nine Months(39 Weeks) Ended September 29, 1996
                     ---------------------------------------------------
                                                          Foreign
                   Common  Additional Retained  Treasury  Currency
                   Stock   Capital    Earnings  Stock     Adjust.    Total
                   -------  -------   --------  --------  -------    ------
                                       (Thousands)
 Balance,
  December 31,
   1995           $ 3,002   $83,126   $58,198  $(5,664)  $(1,004) $137,658
 Net Earnings                          14,514                       14,514
 Exercise of Stock
  Options             102     6,798                                  6,900
 Stock Issuance
  Associated with
  Equity Offering     460   135,470                                135,930
 Foreign Currency
  Adjustments                                             (5,183)   (5,183)
                   ------   -------     ------  -------    ------  -------
 Balance at
  Sept. 29, 1996  $ 3,564  $225,394    $72,712  $(5,664) $(6,187) $289,819
                   ======   =======    =======   ======   ======   =======




          See accompanying notes to Consolidated Financial Statements

                              CHECKPOINT SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Nine Months(39 Weeks) Ended
                                                 --------------------------
                                                   Sept. 29,     Sept. 24,
                                                     1996          1995
                                                  ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                     $14,514       $8,102
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Net book value of rented equipment sold          3,316          690
    Revenue Equipment placed under Operating Lease (11,174)      (8,569)
    Long-term customer contracts                    (9,931)        (837)
    Depreciation and amortization                   13,104        9,029
    Provision for losses on accounts receivable      1,010          261
    (Increase) decrease in current assets:
       Accounts receivable                         (15,555)     (14,084)
       Inventories                                   6,662       (8,637)
       Other current assets                           (959)      (1,695)
    Increase (decrease) in current liabilities:
       Accounts payable                             (2,856)      (4,527)
       Accrued compensation and related taxes          (22)       2,236
       Income taxes                                    830        1,012
       Unearned revenues                             2,452          (31)
       Other current liabilities                   (11,999)       1,412
                                                   -------      -------
       Net cash used by operating activities       (10,608)     (15,638)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (7,191)      (6,186)
  Acquisition, net of cash acquired                 (1,370)     (10,061)
       Other investing activities                   (4,640)      (2,391)
                                                   -------      -------
       Net cash used by investing activities       (13,201)     (18,638)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                        6,900        3,702
  Proceeds from sale of common stock               135,930       54,666
  Proceeds of debt                                      -        40,000
  Payment of debt                                   (1,076)     (45,175)
                                                   -------      -------
       Net cash provided by financing activities   141,754       53,193
                                                   -------      -------
Net increase (decrease) in cash and cash
   equivalents                                     117,945       18,917
   Cash and cash equivalents:
   Beginning of period                              77,456          944
                                                   -------      -------
   End of period                                  $195,401     $ 19,861
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

 The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 29, 1996 and December 31, 1995 and its results of operations and changes in cash flows for the thirteen and thirty-nine week periods ended September 29, 1996 and September 24, 1995.

 2.  INVENTORIES
                                  September 29,     December 31,
                                     1996              1995
                                   -----------      ------------
                                          (Thousands)
           Raw materials            $11,430           $ 7,282
           Work in process              602               275
           Finished goods            35,539            47,384
                                    -------           -------
                                    $47,571           $54,941
                                    =======           =======

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

 3.  INCOME TAXES

 Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

                      CHECKPOINT SYSTEMS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


 4.  PER SHARE DATA

 Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods.
 The number of shares used in the per share computations for the thirteen and thirty-nine week periods ended September 29, 1996 and September 24, 1995 were 36,123,000 and 33,440,000 (1996) and 29,582,000 and 26,454,000 (1995),
 respectively after giving retroactive effect to the February 22, 1996 stock split.

 5.  SUPPLEMENTAL CASH FLOW INFORMATION

 Cash payments for the thirteen and thirty-nine week period ended
 September 29, 1996 and September 24, 1995, respectively, included interest payments of $880,000 and $5,618,000(1996) and $879,000 and $2,264,000
 (1995), and income taxes paid of $173,000 and $5,506,000(1996) and $6,000 and
 $1,806,000 (1995).

 6.   INTANGIBLES

 Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which range from five to ten years. Accumulated amortization approximated $3,643,000 and $1,806,000 at September 29,1996 and December 31, 1995, respectively.

 The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs, net of accumulated amortization, totaled $2,650,000 and $1,519,000 as of September 29, 1996 and December 31, 1995,
 respectively.

 7.  ACQUISITIONS

 On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds. ("Mercatec"). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil with approximately $3,000,000 in annual sales. The purchase price, including acquisition costs, was $1,400,000.

                         CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)


 7.  ACQUISITIONS (continued)

 On November 30, 1995, the Company purchased all of the capital stock of Actron Group Limited ("Actron") which is engaged in the manufacture, distribution and sale of security products and services. The purchase price of the capital stock was approximately $54,000,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $40,000,000 which is being amortized over thirty years.

 In connection with the acquisition of Actron, accruals of $10,401,000 were established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual are:
 (i)costs associated with the elimination of approximately 70 manufacturing and field service and selling and administrative positions from the Actron operation (approximately $7.7 million), and (ii) costs related to the closure of redundant sales locations and ancillary costs (approximately $2.7 million). During the first nine months of 1996, approximately $8,700,000 had been charged against the accrual including approximately $6,000,000 for severance costs. The remaining portion of the accrual is included in the "Other Current Liabilities" section of the Company's consolidated balance sheet. The integration of Actron's operations is substantially completed with remaining costs expected to be incurred in the fourth quarter of 1996. Actual charges to complete the integration may differ from the above estimates. Such differences will increase (decrease) the excess of purchase price over net assets acquired.

 The following table represents unaudited combined results of operations for the first nine months of 1996 (actual) and 1995 (as if the acquisition of Actron had occurred at the beginning of fiscal year 1995). The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results:


                                           Nine Months (39 weeks) Ended
                                           -----------------------------
                                            September 29,  September 24,
                                              1996             1995
                                            -------------  -------------
                                         (Thousands, except per share data)
   Net revenues.................... .......$ 215,551          $177,298
   Net earnings............................$  14,514          $  1,917
   Earnings per common share...............$    0.43          $   0.07

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


 10.  EQUITY OFFERING

  The Company completed the sale of 4.6 million shares of Common Stock during the second quarter of this year pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $136 million. The proceeds of the offering are expected to be used for general corporate purposes including the following:
  (i) for potential strategic acquisitions and related start-up operations to enhance both product line diversification within the Company's core business and greater distribution opportunities and alliances and (ii) to provide the necessary capital to enable the Company to internally finance the leasing of equipment to retailers under long-term leases.

                         CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)



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

                        CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Third Quarter 1996 Compared to Third Quarter 1995
---------------------------------------------------
     Overview

During the third quarter of 1996 revenues increased by approximately
$21.0 million (or 39.7%) over the third quarter of 1995. The increase in revenues was due primarily from increased sales of the Company's EAS product line within the Company's international distribution channels which was positively impacted by the Company's acquisition of Actron (completed in November of 1995). Cost of revenues were higher than in the third quarter of 1995 as a percentage of sales (from 53.1% to 59.2%). The increase in cost of revenues was primarily the result of i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts, ii) sales of acquired Actron inventory which carry a higher product cost, and iii) a loss of manufacturing efficiencies caused by Hurricane Hortense which forced the closure of the Company's production facility in Ponce, Puerto Rico for eight days. Selling, general and administrative ("SG&A") expenses increased $5.2 million but declined as a percentage of revenues by 2.6% (from 33.7% to 31.1%). Income from operations increased $.1 million (from $7.0 million to $7.1 million). Net earnings for the third quarter of 1996 increased by $.9 million (from $4.5 million to $5.4 million) resulting in earnings per share of $.15 for the third quarter of 1996. Earnings per share of $.15 was also achieved in last year's third quarter.

     Net Revenues

Net revenues for the third quarter of 1996 increased approximately $21.0 million (or 39.7%) over the third quarter of 1995 (from $52.8 million to $73.8 million). Domestic and international net revenues accounted for approximately 52.0% and 48.0%, respectively, of total net revenues compared to 66.6% and 33.4% for last year's similar quarter. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $2.7 million (or 12.0%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $17.4 million (or 98.9%) as a result of: higher unit sales volume generated by the Company's operations in Europe ($11.7 million) which was primarily impacted by the Company's acquisition of Actron which was completed in November of 1995. In addition, the Company's Canadian, Mexican and Argentinean operations realized sales increases of $.5 million, $1.2 million and $.9 million respectively. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased slightly (from $9.6 million to $9.8 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 42.0% (from $1.7 million to $2.3 million) compared to the prior year's third quarter.

                    CHECKPOINT SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Third Quarter 1996 Compared to Third Quarter 1995
---------------------------------------------------
     Cost of Revenues

Cost of revenues increased approximately $15.7 million (or 56.1 %) over the third quarter of 1995 (from $28.0 million to $43.7 million). As a percentage of net revenues, cost of revenues increased 6.1% (from 53.1% to 59.2%) compared to the prior year's third quarter. The increase in cost of revenues was primarily the result of i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts, ii) sales of acquired Actron inventory which carry a higher product cost, and iii) a loss of manufacturing efficiencies caused by Hurricane Hortense which forced the closure of the Company's production facility in Ponce, Puerto Rico for eight days.

     Selling, General and Administrative Expenses

SG&A expenses increased $5.2 million (or 29.2%) over the third quarter of 1995 (from $17.8 million to $23.0 million). As a percentage of net revenues, however, SG&A expenses decreased by 2.6% (from 33.7% to 31.1%). The higher expenses (in dollars) were due to: (i) approximately $2.4 million increase in variable selling costs to support the increase in revenues (ii) approximately $2.1 million increase in general and administrative costs, and (iii) approximately $.7 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

     Interest Expense and Interest Income

Interest expense for the third quarter of 1996 increased $1.4 million
(from $1.0 million to $2.4 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for the third quarter of 1996 increased by $2.3 million (from $.5 million to $2.8 million) as a result of the cash investment of the remaining proceeds of the $120 million debentures previously mentioned combined with the proceeds from the Company's equity offering during the second quarter of 1996 (see "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information).

     Income Taxes

The effective tax rate of 31.8% is higher than the effective tax rate during the third quarter of 1995 of 30.3%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., and (ii) higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

                          CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Earnings

Net earnings were $5.4 million or $.15 per share versus $4.5 million or $.15 per share for the prior year's third quarter. The weighted average number of common and common equivalent shares used in the earnings per share computation for the third quarter of 1996 has increased substantially compared to the prior year's quarter (from 29.6 million to 36.1 million) primarily due to (i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000), and
(ii) the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

     Exposure To International Operations

Approximately 83.2% of the Company's international sales during the third quarter of 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the third quarter of 1996, currency exchange gains amounted to approximately $.3 million compared to a loss of $.1 million in the third quarter of 1995. Management cannot predict with any degree of certainty the future impact that changes in currency exchange rates will have on its operations.


RESULTS OF OPERATIONS
---------------------
First Nine Months of 1996 Compared to First Nine Months of 1995
---------------------------------------------------------------

     Overview

During the first nine months of 1996 revenues increased by approximately $75.7 million (or 54.1%) over the first nine months of 1995. The increase in revenues was due primarily from increased sales of the Company's EAS product line both domestically and internationally with the acquisition of Actron (completed in November of 1995) contributing significantly to the international revenue increase. Cost of revenues were higher during the first nine months compared to the similar period of 1995 as a percentage of sales (from 55.1% to 58.3%). The increase in cost of revenues was primarily the result of (i) sales of acquired Actron inventory which carry a higher product cost, and (ii) higher field service costs resulting from increased service personnel primarily from the Actron acquisition combined with domestic chain wide rollouts. Selling, general and administrative ("SG&A") expenses increased $19.0 million but declined as a percentage of revenues by 3.5% (from 35.0% to 31.5%). Income from operations increased $8.0 million (from $13.9 million to $21.9 million). Net earnings for the first nine months of 1996 increased by $6.4 million (from $8.1 million to $14.5 million) resulting in earnings per share of $.43 for the first nine months of 1996 versus $.31 achieved during the first nine months of the prior year.

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Revenues

Net revenues for the first nine months of 1996 increased approximately $75.7 million (or 54.0%) over the first nine months of 1995 (from $139.9 million to $215.6 million). Domestic and international net revenues accounted for approximately 50.2% and 49.8%, respectively, of total net revenues compared to 64.1% and 35.9% for last year's similar period. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $15.5 million (or 27.7%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $55.6 million
(or 112%) as a result of: higher unit sales volume generated by the Company's operations in Europe ($38.2 million) which was primarily impacted by the Company's acquisition of Actron. In addition, the Company's Canadian, Mexican and Argentinean operations realized sales increases of $6.6 million, $.8 million and $1.9 million, respectively. The Company's sales strategy continues to be focused on increasing its penetration of the worldwide hard goods retail EAS market in order to promote source tagging. To achieve this objective the Company has been offering volume discounts on the EAS hardware to those retail customers willing to make chain wide commitments. The Company anticipates that this sales strategy will continue throughout 1997 and therefore limit the Company's ability to improve gross profit margins above current levels. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased 13.3% (from $25.0 million to $28.3 million) over the prior year's first nine months. The Company's Access Control product line had sales growth of 21.9% (from $4.9 million to $6.0 million) compared to the prior year's first nine months.


First Nine Months of 1996 Compared to First Nine Months of 1995
---------------------------------------------------------------

     Cost of Revenues

Cost of revenues increased approximately $48.6 million (or 63.0%) over the first nine months of 1995 (from $77.1 million to $125.7 million). As a percentage of net revenues, cost of revenues increased 3.2% (from 55.1% to 58.3%) compared to the first nine months of the prior year. The increase in cost of revenues was primarily the result of (i) sales of acquired Actron inventory which carry a higher product cost, and (ii) higher field service costs resulting from increased service personnel primarily from the Actron acquisition combined with domestic chain wide rollouts.

     Selling, General and Administrative Expenses

SG&A expenses increased $19.0 million (or 38.9%) over the first nine months of 1995 (from $48.9 million to $67.9 million). As a percentage of net revenues, however, SG&A expenses decreased by 3.5% (from 35.0% to 31.5%). The higher expenses (in dollars) were due to: (i) approximately $9.9 million increase in variable selling costs to support the increase in revenues (ii) approximately $7.0 million increase in general and administrative costs, and (iii) approximately $2.1 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

                     CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


     Interest Expense and Interest Income

Interest expense for the first nine months of 1996 increased $4.1 million (from $3.0 million to $7.1 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for the first nine months of 1996 increased by $4.6 million (from $1.0 million to $5.6 million) as a result of the cash investment of the remaining cash proceeds of the $120 debentures previously mentioned combined with the proceeds from the Company's equity offering during the second quarter of 1996 (see "Management's Discussion and Analysis - Liquidity and Capital Resources" for additional information).

     Income Taxes

The effective tax rate of 31.9% is higher than the effective tax rate during the first nine months of 1995 of 30.2%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., and (ii) higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. The Act generally repeals the Puerto Rico Possessions tax credit (Sec 936) for taxable years beginning after December 31, 1995. However, the Act provides grandfather rules for corporations which are existing credit claimants.

For corporations that are existing credit claimants with respect to a possession and that use the wage credit method, the possession tax credit attributable to business income from the possession continues to be determined as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after December 31, 2001 and before January 1, 2006, the corporation's possession business income that is eligible for the wage credit is subject to an income cap. For taxable years beginning in 2006 and thereafter, the credit is eliminated. This act does not have a material impact on the current financial position of the Company or the effective tax rate for fiscal years 1996 and 1997.


      Net Earnings

Net earnings were $14.5 million or $.43 per share versus $8.1 million or $.31 per share for the prior year's first nine months. The weighted average number of common and common equivalent shares used in the earnings per share computation for the first nine months of 1996 has increased substantially compared to the prior year's period (from 26.5 million to 33.4 million) primarily due to (i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000), and (ii) the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

      Exposure To International Operations

Approximately 80.6% of the Company's international sales during the first nine months of 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the first nine months of 1996, currency exchange gains amounted to approximately $.9 million compared to a loss of $.3 million during the first nine months of 1995. Management cannot predict with any degree of certainty the future impact that changes in currency exchange rates will have on its operations.

      Acquisition

Subsequent to the third quarter the Company announced that it had signed a letter of intent to acquire Vysion Systems, Inc. a leading CCTV systems integrator and solutions provider for the Canadian retail industry. The acquisition, which is subject to customary due diligence and related matters, is expected to be completed by November 30, 1996.


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

The Company's operating activities during the first nine months of 1996 consumed approximately $10.6 million compared to $15.6 million during the first nine months of 1995. This use of cash was primarily the result of (i) an increase in accounts receivable resulting from increased sales, (ii) the use of customer financing programs under both operating leases and long term financing arrangements, and (iii) payments made on accounts payable acquired as part of the Actron transaction and restructuring costs that the Company initiated as part of the integration of its European operations.

                     CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------
The Company's capital expenditures during the first nine months of 1996 totaled $7.2 million compared to $6.2 million during the first nine months of 1995. The Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean and enhancing distribution capabilities and efficiencies worldwide. As part of this expansion the Company plans to increase the current annual production capacity of disposable labels from billion to 5 billion by the second half of 1997. In addition, and as part of its continuing strategy to expand international direct distribution, the Company is currently in the process of establishing its own centralized Western European distribution center which will become operational in November of 1996. Total capital spending in 1996 is expected to approximate $14 million.

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand and a currently available and unused $60 million bank line of credit.

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gain or losses as a result of currency exchange rate fluctuations.

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of September 29, 1996 the Company had currency exchange forward contracts totaling approximately $12.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico, Australia and Brazil were not covered by currency exchange forward contracts at September 29, 1996.

The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal 1996. In addition, the Company continues to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations. The Company had no currency options outstanding as of September 29, 1996.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments limit the amounts available for cash dividends.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the third quarter of 1996.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/Jeffrey A. Reinhold
----------------------                              November 13, 1996
Jeffrey A. Reinhold
Vice President - Finance,
Chief Financial Officer and Treasurer


/s/Mitchell T. Codkind
-----------------------                             November 13, 1996
Mitchell T. Codkind
Vice President, Corporate Controller
and Chief Accounting Officer