Form 10-K
period 1996-12-29
CHECKPOINT SYSTEMS INC
filed 1997-03-17
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996         Commission File No. 1-11257

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

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

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

                                 X
                                ---

As of March 7, 1997 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $749,000,000.

As of March 7, 1997, there were 34,571,528 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on April 23, 1997.

                                   PART I

Item 1.   BUSINESS

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary radio frequency ("RF") technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including electronic article surveillance ("EAS") systems, closed circuit television ("CCTV") systems, point-of-sale ("POS") monitoring systems and electronic access control systems ("EAC"). Over the past five years, the Company has achieved substantial growth. This was accomplished by current management through internal expansion and acquisitions, the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

The Company's key product offerings use a low-cost disposable, paper-thin, RF target which triggers an alarm when passed through the Company's sensors at the point of exit from the retail site. These disposable targets, which are manufactured using the Company's proprietary technology at its state-of-the-art facility in Puerto Rico, can be easily installed on products or within packaging at the retail outlet or at the product manufacturing source and can be easily deactivated without locating the tag. Sales of these disposable targets and field service of their associated sensors and deactivation units provide a significant and growing source of recurring revenues and accounted for approximately 33% of the Company's net revenues for fiscal year 1996. The Company's manufacturing facilities have the current capacity to produce up to three billion disposable RF targets per year at a low cost. The Company's business strategy focuses on capitalizing on retailers' increasing attention to theft prevention through use of the Company's proprietary RF technology-based products.

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

In February 1995 the Company purchased Alarmex, Inc. which designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 8,200 retail sites in the United States.

On November 1, 1995, the Company acquired Eagle Security, its distributor in Oslo, Norway and on January 31, 1997 the Company acquired 2M Security ApS, its distributor for retail security products throughout Denmark. The acquisition of Eagle and 2M increases the Company's EAS penetration in Scandinavia and broadens its presence in Europe.

On November 30, 1995, the company purchased from ADT (UK) Limited ("ADT") all of the capital stock of Actron Group Limited ("Actron"), a wholly-owned subsidiary of ADT. Actron manufactured, sold and distributed radio frequency electronic security systems to the retail industry throughout Western Europe. During 1996 Actron's operations were combined into the Company's operations in Western Europe.

On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds. ("Mercatec"). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil. This acquisition along with the Company's Argentinean operations, further increases the Company's direct presence in South America.

On November 18, 1996, the Company purchased all of the capital stock of Vysions Systems, Inc. in Ontario, Canada. Vysion is a leading CCTV systems integrator and solutions provider for the Canadian market. This acquisition combined with the Company's existing EAS operations further increases the Company's direct presence and product offerings to the Canadian market.

On December 27, 1996, the Company acquired Checkpoint Systems Japan, Co., Ltd., its exclusive distributor for retail products throughout Japan. This acquisition gives the Company its first direct presence in the growing Asian market.

On March 11, 1997, the Company announced that it had entered into a definitive merger agreement (dated March 11, 1997) to acquire all the outstanding shares of capital stock of Ultrak, Inc. (NASDAQ: ULTK). Ultrak, Inc. will merge into a new, wholly-owned subsidiary of the Company, and the surviving company will operate under the name "Ultrak, Inc." In connection with the merger, the Company will issue 1.15 shares of its common stock for each outstanding share of Ultrak, Inc. and up to 3.6756 shares of its common stock for each outstanding share of Ultrak preferred stock. As of March 7, 1997, Ultrak, Inc., had issued and outstanding, 14,036,656 shares of common stock and 195,351 shares of preferred stock. The merger is expected to be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization. Management anticipates that this transaction will be consummated by the end of June, 1997.

Ultrak, Inc. designs, manufactures, markets and services CCTV and related products for use in security and surveillance, industrial vision, mobile video, traffic management, dental and medical, and other applications. Ultrak, Inc. had sales of approximately $137 million and $101 million for calendar years 1996 and 1995, respectively.

In connection with the transaction with Ultrak, the Company granted to Ultrak an option to purchase 19.9 percent of the outstanding common stock of Checkpoint at a price of $20.94 per share, which option is exercisable only upon the occurrence of certain future events. In addition, Ultrak, Inc. granted to the Company an option to purchase 19.9 percent of the outstanding common stock of Ultrak, Inc. at a price of $24.08 per share, which option is exercisable only upon the occurrence of certain future events. George K. Broady, the President and Chief Executive Officer of Ultrak, Inc. and its largest shareholder, has also entered into a Shareholder's Agreement pursuant to which, among other things, Mr. Broady agrees to vote all of his shares in favor of the proposed transaction. Copies of the definitive merger agreement, the stock option in favor of Ultrak, the stock option in favor of Checkpoint, and Mr. Broady's Shareholder's Agreement are filed with this Form 10-K as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively. A copy of the press release issued by the Company on March 11, 1997 relating to the Ultrak transaction is attached as Exhibit 99.1 to this Form 10-K.

In connection with the above transaction, the Company plans to divest a portion of the operations of its Security Systems Group subsidiary. This divestiture is being initiated in order to avoid a potential distribution conflict with Ultrak, Inc.'s established dealer and distributor base.

Since it is currently impracticable to provide the financial statements and pro forma financial information required by items 7(a) and (b) of Form 8-K at this time, no such financial information is being filed with this Annual Report on Form 10-K. Rather such financial statements and information will be filed on a Current Report on Form 8-K as soon as practicable, but not later than 60 days after the date the definitive merger agreement was signed.

On March 13, 1997, the Company announced that its Board of Directors has
(i) voted to terminate its existing shareholders' rights agreement dated as of December 15, 1988 ("1988 Plan"), and will be redeeming the outstanding rights at a price of $.005 per Right, and (ii) adopted a new shareholder's rights plan pursuant to a written agreement dated as of March 10, 1997 ("1997 Plan") between the Company and American Stock Transfer and Trust Company as

Rights Agent. The redemption of the Rights outstanding under the 1988 Plan will be effected by a payment of $.005 per Right to all holders of the Company's common stock as of the close of business on March 24, 1997, and will be paid on April 8, 1997.

The Rights under the 1997 Plan will attach to existing common shares as of the close of business on March 24, 1997. No separate certificate representing the new Rights will be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The Rights may be exercised by the holders at a price of $100.00 per share of common stock, subject to adjustment. The terms of the Rights are set forth in the 1997 Plan.

A copy of the Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights agent, dated as of March 10, 1997 is attached to this Form 10-K as Exhibit 4.1. Attached to the 1997 Plan as Exhibit B is a summary of rights to purchase common stock pursuant to the 1997 Plan. A copy of the press release issued by the Company with respect to the adoption of the 1997 Plan and the redemption of the 1988 Rights is attached to this Form 10-K as
Exhibit 99.2.

The 1988 Plan and the Rights issued thereunder, are being terminated and redeemed, respectively, since that agreement no longer provides any effective protection for the Company or its shareholders against any hostile or coercive takeover attempt. The exercise price for the Rights under the 1988 Plan is $20.00 per share of common stock, a price that is below the average trading price of the Company's common stock since January 1, 1996.

Principal Product Categories
----------------------------
     Electronic Article Surveillance

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

     Access Control Systems

Electronic access control systems restrict access to areas requiring protection from intrusion by unauthorized personnel by granting access only to selected individuals at specified times. Continued developments in Electronic Signatures(R) processing and software technology have enhanced the sophistication of electronic access control systems while bringing down the cost.

Access control systems use an "electronic credential", that incorporates a unique identification number to be interpreted by a reading device. The most advanced systems utilize cards with embedded digital circuits as the credential. Each card possesses a personal identification number (PIN). Once the cardholder presents the card containing the PIN, an intelligent controller, which is also a part of the access control system, determines security clearance/access levels. This data along with the time and location are recorded by the system computer for later analysis.

     POS Monitoring and CCTV Systems

Point-of-sale systems sold by the Company through its Security Systems Group (formerly Alarmex) subsidiary record and store videotape check-out transactions which enable retailers to monitor check-out events for questionable transactions.

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

Pie Charts Showing Consolidated Net Revenues by Products:

                                   1996       1995      1994
                                   ----       ----      ----
Net Revenues                     $291,769   $204,741  $128,331

Service and Other                   12%        11%       13%
CCTV/POS Monitoring                 13%        16%        2%
Access Control                       3%         3%        5%
Deactivation                        13%        12%       12%
Sensors                             27%        23%       27%
Targets-Reusable                     8%         9%       12%
Targets-Disposable                  24%        26%       29%
                                   ---         ---      ---
                                   100%        100%     100%
                                   ===         ===      ===

Sensors

The Company's sensor product lines are used principally in retail establishments and libraries. In retail establishments, EAS system sensors are usually positioned at the exits from the areas in which protected articles are displayed. Each sensor unit includes either one or two vertical posts placed at pre-set distances (i.e. 3 to 6 feet) apart.

In libraries, sensors are positioned at the exit paths, and gates or turnstiles control traffic. Targets are placed inside books and other materials to be protected. A target passing through the sensor triggers an alarm, which locks the gate or turnstile. The target can easily be deactivated or passed around the sensor by library personnel.

EAS system components include fourteen styles of sensors (each includes a transmitter, receiver and alarm), and the customer's choice of patented disposable paper targets, reusable flexible targets and reusable hard plastic targets. The EAS system's transmitter emits an RF signal and the receiver measures the change in that signal caused by an active target, causing the system to activate the alarm. For fiscal years 1996, 1995, and 1994 the percentage of the Company's net revenues from sensors was 27%, 23%, and 27%, respectively.

Introduced in 1990, the QS2000(R) is the latest evolution in the Company's proven Quicksilver(TM) sensor product line. With the addition of microprocessor-based radio frequency signal processing, the QS2000 has been engineered to provide excellent target detection with enhanced target-discrimination capabilities. The QS2000 analyzes RF signals in its detection zone and can discriminate between unique target signals and environmental interference. This development greatly reduces false and "phantom" alarms while increasing target detection. The QS2000 is also available in a weatherized version for outdoor use. The QX2000 is a similar system to the microprocessor based QS2000 system with the added flexibility of modular electronics design. The modular design provides an improved service capability in addition to permitting the system to operate at three different RF frequencies.

Introduced in 1993, the Condor(R) sensor is the most technically advanced RF system on the market today. A significant feature of this system is the combination of a receiver and transmitter in a single post. Utilizing a microprocessor and two digital signal processors, the Condor has an aisle width of 12 feet using two posts. One sensor is capable of three feet detection on either side of the sensor. Additional features include the ability to mount full-sized merchandising panels, a customer counter, an alarm counter and a variable alarm tone.

Also introduced in 1993, the QS1500(TM) and QS1600(TM) are value-priced, reusable target systems designed primarily for providing wide aisle protection for the apparel marketplace. The QS1500 has three feet of detection on either side of a single post, or it can protect up to six feet between two posts. For wider detection, the QS1600 with two pedestals can detect targets at distances of up to twelve feet, which is ideal for shopping mall environments. This system is an inexpensive answer to wide aisle detection.

--------------------------
The symbol(R) represents a registered trademark of the Company.

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

As a result of the Company's acquisition of Actron in November of 1995 the Company added the Corvus product line to its product offering. The Corvus system is installed at the checkout counter and used primarily in the Hypermarket industry throughout Europe.

     Deactivation Units

Deactivation units are used to eliminate the ability of the tag to be identified by the RF field in the sensor and set off an alarm. Deactivation usually occurs at the check-out point. In 1986, the Company introduced Counterpoint(R), a noncontact deactivation unit which eliminated the need to search for and remove or manually detune disposable targets. Since 1989, the Company has expanded its deactivation products with electronic modules that can be installed into numerous bar code scanners including those manufactured by SpectraPhysics Retail Systems, Symbol Technologies, Inc., Metrologic, Inc., National Cash Register, Inc., ICL Systems, Inc., IBM (International Business Machines) and Fujitsu Ltd. These modules allow the reading of bar code information, while deactivating targets in a single step. These deactivation units allow retail personnel to focus on the customer and minimize errors at check-out. During 1993, the Company developed an improved deactivation unit, Counterpoint(R) IV, which increased deactivation height to twelve inches and improved the rate of product deactivation. In 1994, the Company increased the deactivation height beyond twelve inches with the introduction of Counterpoint V. In 1996, the Company introduced Counterpoint VII, which will replace versions IV, V, and VI (sold in Europe). The CPVII's performance is equal to or better than the other devices and more cost effective. These product improvements significantly increased the reliability of accurate deactivation. For 1996, 1995, and 1994, the percentage of the Company's net revenues from deactivation units was 13%, 12%, and 12%, respectively. Five convenient deactivation configurations -- horizontal counter-mounted slot scanners, vertical mounted scanners, hand-held scanners, weigh scale scanners and deactivation pads -- are available for a variety of POS environments. Most of these units transmit an audible tone that alerts the user that a target has been detected. The tone stops when the target has been deactivated.

With the exception of the Counterpoint deactivation pad, all of the above scanners read bar code information while deactivating hidden Cheklink(R) targets in a single step. Ideal for high-volume environments, these scanners mount easily at POS, and can deactivate multiple targets on a single item.

-------------------------
The symbol(R) represents a registered trademark of the Company.

The Counterpoint deactivation pad is placed at the check-out counter, and targets are deactivated automatically by simply passing protected items across the low profile pad which audibly signals that targets have been deactivated. There is no need to see the targets in order to deactivate them. Two sizes of the pads are available, both of which have a very low profile (3/4" or less) on the counter top.

     Targets

All targets contain an electronic circuit that, unless deactivated (disposable targets) or removed (reusable targets), triggers an alarm when passed through the sensors. Customers can choose from a wide variety of targets, depending on their merchandise mix. Targets can be applied either in-store, at the distribution center, or at the point of manufacture.

     Disposable Targets

Disposable security targets are affixed to merchandise by pressure sensitive adhesive or other means. These targets range in size from 1.125" x 1.5" to 2.0" x 3.0", enabling retailers to protect smaller, frequently-pilfered items. Disposable targets must be deactivated at the point-of-sale, either manually or electronically, or passed around the sensors. Checkpoint provides labels compatible with a wide variety of standard price-marking/bar-coding printers. Checkpoint's labels can be integrated with printers from Sato, Zebra, Monarch, Printronix and Soabar. When used with electronic deactivation equipment, the targets represent the Cheklink(R) concept, developed to combine pricing, merchandising, data collection and protection in a single step. Targets can be applied at the vendor level, in the distribution center or in-store. Under the Company's Impulse(R) program tags can be embedded in products or packaging at the point-of-manufacture or packaging. For fiscal years 1996, 1995, and 1994, the percentage of the Company's net revenues from disposable targets was 24%, 26%, and 29%, respectively.

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

In January 1997, the Company entered into working relationships with both Avery Dennison, a worldwide manufacturer of pressure-sensitive adhesives, and Shore to Shore, a leader in merchandise identification for the retail and apparel industries. Both Avery Dennison and Shore to Shore will offer their customers merchandise labels and tags that contain embedded RF security circuits provided by the Company. Avery Dennison will embed the RF circuits into customized tag and label designs using a fully automated proprietary process. Shore to Shore will integrate the RF circuits into merchandise tags which are available with a customer's current graphic media and bar code and variable information.

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

     Reusable Targets

Reusable security targets fall into two categories: (i) Flexible targets are plastic-laminated tags used in a variety of markets that are removed at the point-of-sale, and (ii) Hard targets consist of a target and a locking mechanism within a plastic case. They are used primarily in the apparel market and present a visible psychological deterrent. Both flexible and hard targets use a nickel-plated steel pin which is pushed through the protected item with a magnetic fastener. These targets can also be attached with a lanyard using the magnetic fastener. An easy-to-use detacher unit removes reusable targets from protected articles without damage. For 1996, 1995, and 1994, the percentage of the Company's net revenues from reusable targets was 8%, 9%, and 12%, respectively.

The Company also supplies the "UFO" hard target. In the opinion of the Company's management, the UFO hard target design, combined with a superior locking device, makes the UFO a difficult hard target to defeat. The UFO tag, due to its patented design, combines a unique conical shape with an interior antenna which, due to its placement at an angle, provides a tag which can be detected in the system better than tags in which the interior antenna is placed in a flat position. During 1993, the Company began manufacturing the Teardrop hard target, which is made to function only with the QS1500 and QS1600 systems, primarily used in the apparel market.

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

A chart showing: Annual Disposable Targets Applied at Vendor Level, Distribution Center, or In-Store (Units in Millions)

             1991     1992     1993     1994    1995    1996
             ----     ----     ----     ----    -----   -----
Units         538      691      734      959    1,371   2,078

Access Control Systems

The Threshold(R) product line consists of eight systems, ranging from a small non-computer based to large scale networked Microsoft Windows(R) based offerings. These sophisticated systems provide a maximum degree of control, monitoring and reporting for any size requirement. For fiscal years 1996, 1995, and 1994, the percentage of the Company's net revenue from access control systems was 3%, 3%, and 5% respectively.

The Threshold product line features a Distributed Network Architecture(TM) which provides that no single point of failure will effect the entire system. These systems are capable of controlling up to 500 doors for access control and up to 50,000 cardholders. The incorporation of alarm and control point monitoring (i.e. turning lights on or off) are also integral features of all eight Threshold offerings.

The Company's remote software packages allow the connection of controllers, a microprocessor based device, from anywhere in the country via standard telephone lines. This functionality opens major markets for communications, utilities and other large scale customers with remote facilities to manage.

The newest additions to the Threshold line incorporate the power of Microsoft's Windows(R) operating systems. Threshold 95(R) and Threshold NT(R) make use of a Graphical User Interface (GUI) for easy to use operator intervention. These two systems allow the integration of third party software packages, like video imaging, to enhance the basic access control offering. The video imaging feature attaches a video snap shot of card users in the systems. These images are stored in the users record and can be called to the monitor when a card is presented to any reader.

All electronic access control systems can also monitor other occurrences, such as a change in the status of environmental systems, motors, safety devices or any controller with a digital output. While monitoring these controllers, any output can, by a pre-programmed decision, cause an alarm to sound or another event to occur.

The Company has several proprietary proximity card/tag and reader systems for any environment. The Mirage(R) family of readers provides the fastest card verification in the industry with the ability to mount to metal without signal degradation. The Mirage SG(R) provides the same reliable read performance in a smaller more aesthetically pleasing package.

The Mirage proximity cards are comprised of a custom-integrated circuit attached to an antenna and implanted in a plastic card or key tag. This circuit is powered by RF energy transmitted by the Company's reader located near the entrance of a controlled door. Access is granted by the attached controller when a properly powered card transmits its code to the reader.

The integrity of the internal card code is protected and cannot be copied or duplicated. In addition, a Mirage reader can be protected from environmental damage or vandalism by installing it inside a wall or behind glass. Mirage readers are used throughout the entire Threshold product line.

     POS Monitoring and CCTV Systems

In December 1991, the Company licensed the worldwide rights to a POS monitoring system that is marketed under the name Viewpoint(R). Viewpoint records and stores on videotape every transaction at each check-out point, both the visual and the individual transaction data. Viewpoint connects directly to the point-of-sale network using a PC compatible computer and fixed CCTV cameras usually mounted inside domes affixed to a retailer's ceiling. Because all transaction data is stored in the computer's relational data base, user-generated reports can match questionable transactions to events recorded on the tape. The system also features a remote dial-in capability that allows users to monitor multiple store locations from one site, significantly lowering personnel costs. Viewpoint can be linked to Checkpoint EAS systems in order to record incidents that have caused the EAS system to register an alarm. For fiscal years 1996, 1995, and 1994, the percentage of the Company's net revenues from both Viewpoint and CCTV sales was 13%, 16% and 2%.

Principal Markets and Marketing Strategy
----------------------------------------

The Company markets its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandiser and music/electronics) and soft goods (apparel). The Company is a market leader in the supermarkets, drugstores and mass merchandiser market segments with such customers as American Stores, Target Stores, Rite-Aid, Eckerd Drugs and Walgreens.

In early 1995, the Company acquired Alarmex which designs and provides CCTV, POS monitoring and burglar and fire alarm systems to over 8,200 retail sites in the U.S. With the acquisition of Alarmex, the Company is able to offer its customers a broader and more sophisticated range of CCTV and POS monitoring products.

Industry sources estimate that "shrinkage" (the value of goods which are not paid for) is a $27 billion annual problem for the U.S. retail industry and a concern of at least a comparable magnitude throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft.

Sophisticated data collection systems (primarily bar-code scanners), available to retailers, have highlighted the shrinkage problem and, as a result, retailers now recognize that the implementation of an effective electronic security system can significantly increase profitability. Accordingly, the retail industry is becoming increasingly focused on theft prevention.

Industry sources estimate there are approximately 330,000 major retail locations in the United States that would benefit from the installation of an EAS system and the Company estimates that less than one-third of these locations have installed systems. The Company believes, moreover, that in the hard goods market approximately 18% of such sites are EAS protected. While industry sources expect the growth of EAS systems in the retail soft goods market to be about 5% to 10% annually, the retail hard goods market is expected to grow at approximately 20% per year over the next five years, thus providing an even more significant growth opportunity.

Retailers generally apply the targets used in EAS systems at the retail site. Retailers have expressed interest in moving the insertion or application of the targets to the point of manufacture ("source tagging"). Manufacturers have been receptive to source tagging in light of the potential increase in product volume (that is, more sales at the retail level due to easier customer access to products). According to one fragrance manufacturer's study, self-service fragrance sales are 60% greater than sales of products kept under lock and key. In addition, a study, conducted for the Company by Management Horizons, a division of Price Waterhouse, reported that consumers made to wait in line or search for a salesperson to buy batteries or camera film are likely to forego the purchase. The Company believes that source tagging provides retailers, manufacturers and retail customers with distinct benefits, principal among which are: enhanced protection from theft, activation and deactivation without the need for special training of store employees, more open display of merchandise resulting in increased sales for manufacturers and reduced costs for retail products.

The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer. More specifically, the Company's strategy includes the following:

   - Expanding its direct sales and service capabilities in strategic geographic areas;

   -  Broadening its electronic security product lines;

   - Increasing its penetration of the hard goods retail market (currently estimated to be less than 20% penetrated by the EAS industry);

   -  Continuing to promote source tagging on a worldwide basis;

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

The Company promotes its products primarily through (i) comprehensive tag and equipment sales and product brochures, (ii) emphasizing environmental benefits by promoting reduced packaging through source tagging, (iii) extensive trade show participation and (iv) targeting specific retail markets that offer substantial opportunity for growth (i.e., supermarkets/hypermarkets).

Pie Chart Showing 1996 Domestic EAS Retail Revenues:

                              1996
                              ----

Net Revenues-Retail       $96,539,000
Drug                           36%
Supermarket                    13%
Mass Merchandise               12%
Music                           7%
Apparel                         5%
Video                           4%
Book Stores                     4%
Shoe                            2%
Other Retail                   17%
                              ---
                              100%

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

Strategies to increase acceptability of source tagging are as follows: (i) intensify vertical market focus into key product segments where RF technology is the only logical choice, such as liquors; (ii) expand source tagging activities into international markets; (iii) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (iv) expand RF target products to accommodate more packaging schemes. During 1996, over 110 million disposable tags were sold directly to approximately 450 worldwide manufacturers participating in the Company's source tagging program.

The Company attempts to anticipate the needs of its retail customers and to answer those needs by taking advantage of the versatility of RF technology.

RF-EAS/ID combines an intelligent chip with the Company's RF circuit to deliver a tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. This product represents rational progression of the Company's ongoing focus on RF technology, and the Company believes this will revolutionize retail operations as well as provide benefits to manufacturers and distributors in the retail supply chain.

In order to accelerate the development of the RF-EAS/ID technology the Company, on February 12, 1997, entered into a joint research and development agreement with Mitsubishi Materials Corporation, a Japanese company based in Tokyo. This multi year agreement, which creates a joint product research and development project, is dedicated solely to developing radio frequency intelligent tagging solutions for retail and library applications. The project will combine funding, personnel resources and RF ID technology portfolios of the two companies.

                              A picture describing
                              the Company's Impulse
                              integrated security.

Distribution
------------
     EAS Systems

The Company sells its EAS systems principally throughout North America, South America, and Europe. During 1996, EAS revenues from outside the United States represented approximately 49% of the Company's net revenues.

In the United States, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. The Company, at December 29, 1996, employed 110 salespeople who sell the Company's products to the domestic retail market and who are compensated by salary plus commissions. The Company's independent representatives sell the Company's products to the domestic library market on a commission basis. At the end of 1996, the Company had three such independent representatives. Four members of the Company's sales management staff are assigned to manage and assist these independent representatives. Of total EAS domestic revenues during 1996, 95% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through various foreign subsidiaries which sell directly to the end user and through independent distributors. The Company's foreign subsidiaries, as of December 29, 1996, employed a total of 188 salespeople who sell the Company's products to the retail and library markets. The Company's international sales operations are currently located in Western Europe, Canada, Mexico, Argentina, Brazil, and Australia ("see Principal Markets and Marketing Strategy").

Until 1993, the Company's sales in Western Europe were made principally through distributors. In mid 1993, the Company acquired ID Systems Group, a competing EAS company located in Western Europe. On November 30, 1995, the Company acquired all of the share capital of Actron, another competing EAS company based in Western Europe and combined Actron's operations with the Company's existing European operations.

Independent distributors accounted for 13% of the Company's EAS international revenues during 1996. Foreign distributors sell the Company's products to both the retail and library markets. The Company's distribution agreements generally appoint an independent distributor for a specified term, as an exclusive distributor for a specified territory. The agreements require the distributor to purchase a specified dollar amount of the Company's products over the term of the agreement. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, customer training, maintenance and financing responsibilities.

     Access Control Systems

The Company's electronic access control sales personnel market its electronic access control products to approximately 162 independent dealers. The Company employs six salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.


     POS Monitoring Systems/CCTV

The Company markets the POS monitoring and CCTV products throughout the world through its own sales personnel. Sales of the POS monitoring and CCTV products are sold to the Company's existing EAS retail customers along with those retailers that currently do not have the Company's EAS products.

Salespeople
-----------

The Company presently employs approximately 319 salespeople. On the average, the sales people have over four years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog
-------

The Company's backlog of orders was approximately $8,400,000 at December 29, 1996, as compared with approximately $8,000,000 at December 31, 1995. The Company anticipates that substantially all of the backlog at the end of 1996 will be delivered during 1997. In the opinion of management, the amount of backlog is not indicative of intermediate or long-term trends in the Company's business. The Company's business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

Royalties amounted to approximately 1.4%, 1.5%, and 1.8% of EAS net revenues for fiscal years 1996, 1995, and 1994, respectively. The Company licenses certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.


  Electronic Access Control

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid. Royalty expense for fiscal years 1996, 1995, and 1994 was less that 1% of the Company's EAC net revenues.

  POS Monitoring Systems/CCTV

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.

Manufacturing, Raw Materials and Inventory
------------------------------------------
  EAS

The Company manufactures most of its products in state-of-the-art facilities located in Puerto Rico and the Dominican Republic and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to market demand which, it believes, results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving engineering, manufacturing, marketing and customers early in the development process.

While the Company sold over 2.0 billion disposable RF targets in 1996, it has the current manufacturing capacity to produce as many as three billion disposable RF targets per year at a low cost. During 1997 the Company is planning to expand its current manufacturing capacity to five billion disposable RF labels per year. The cost for this increased capacity is expected to approximate $12.3 million which includes $6.0 million for plant expansion and $6.3 million for production equipment.

In addition to the Company's own manufacturing production of disposable labels the Company amended an agreement originally entered into on February 14, 1996 with Tokai Aluminum Foil Co. Ltd. ("Tokai") which gave them a non-exclusive license for the sale of disposable labels. This amendment which became effective February 13, 1997 makes the Company the exclusive purchaser of the entire production output of security tags of Tokai. For 1997 the Company anticipates purchasing over 500 million labels from Tokai with increases to over 1 billion in 1998. The combination of additional production capacity being added by the Company along with purchases of disposable labels from Tokai will increase the Company's flexibility to meet anticipated customer demand.

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

Competition
-----------
  EAS

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Sensormatic Electronics Corporation ("Sensormatic"). Sensormatic is a fully integrated supplier of electronic security systems, with an approximate 58% of the worldwide market share. Management estimates that the Company's market share in the EAS industry is approximately 26%. With total revenues of approximately $995 million for its most recent fiscal year, Sensormatic has economic and other resources greater than those of the Company.

Within the U.S. market additional competitors include Sentry Technology Corporation, principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, Esselte Meto, NEDAP, along with Sensormatic, are the Company's most significant competitors. On November 30, 1995, the Company acquired all of the stock of Actron which, prior to acquisition, had been a principal competitor of the Company in Western Europe.

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

Major competitors are Casi, Software House Inc., and Cardkey Systems. Software House and Cardkey are subsidiaries of much larger companies that have substantially greater resources than the Company. The Company believes that its products offer higher reliability and value than those of its competitors.


  POS Monitoring Systems/CCTV

The Company's POS Monitoring and CCTV products, which are sold through its Security Systems Group subsidiary, compete primarily with similar products offered by Sensormatic and Knogo. The Company believes that its products represent a technological advancement over those of its competitors, particularly with respect to recording and retrieval of transaction information.

Research and Development
------------------------

The Company has increased its research and development activities during the past four years over the prior levels. The Company expended approximately $6,408,000, $6,862,000, and $4,877,000 in research and development activities during 1996, 1995, and 1994, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company and an expansion of the markets and applications for the Company's products. The Company's continued growth in revenue can be attributed, in part, to the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products during the last few years. The Company expects to continue to make acquisitions of related businesses or products consistent with its overall product and marketing strategies.

Since 1991, the Company has introduced approximately 71 new products. The Company continues to expand its product line with improvement in disposable tag performance and less intrusive wide aisle RF detection sensors. In addition, the Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

Employees
---------

As of December 29, 1996 the Company had 2,628 employees, including 16 officers, 65 persons engaged in research and development activities and 359 persons engaged in sales and marketing activities. In the United States fewer than 8 of the Company's employees are represented by a union.

Pie Chart Showing Employees By Function:

                                 1996
                                 ----
Sales                             12%
Service                           16%
Manufacturing                     53%
Administrative                    17%
Research & Development             2%
                                 ---
   Total                         100%


Pie Chart Showing Employees By Location:

United States - EAS/EAC           19%
United States - CCTV               6%
Caribbean                         51%
Western Europe                    14%
International - Other (1)         10%
                                 ---
   Total                         100%

(1) Other includes Canada, Mexico, Argentina, Australia, Brazil, and Japan

Financial Information About Domestic and Foreign Operations
-----------------------------------------------------------
The following table sets forth certain information concerning the Company's domestic and foreign operations for each of the last three fiscal years.

                        Geographic Area           1996      1995(1)   1994
                        ===============           ====      ====      ====
                                                        (Thousands)
Net revenues from      From United States      $170,381  $149,319   $88,211
 unaffiliated          and Puerto Rico
 customers

Net revenues from      Western Europe,         $121,388  $ 55,422   $40,120
 foreign subsidiaries  Canada, Mexico,
                       South America, and
                       Australia

Export net revenues    Primarily Western       $ 24,505  $ 21,785   $10,430
                       Europe and Japan

Domestic earnings      From United States,     $ 29,487  $ 17,626   $ 6,931
 before income taxes   Puerto Rico, and
                       Dominican Republic

Foreign earnings       Western Europe,         $    390  $ (1,028)  $ 1,446
 (loss) before income  Canada, Mexico,
  taxes                South America, and
                       Australia

Domestic identifiable  In United States,       $371,400  $225,877   $92,285
 assets                Puerto Rico, and
                       Dominican Republic

Foreign identifiable   Western Europe,         $150,253  $136,274   $35,640
 assets                Canada, Mexico,
                       South America, and
                       Japan

(1) Includes the effect of the acquisition of Actron which occurred on November 30, 1995.

Pie Charts Showing Consolidated Net Revenues by Market:

                                   1996      1995     1994
                                  ------    ------   ------

Net Revenues                     $291,769  $204,741  $128,331

International-Other(1)                15%       13%      17%
Western Europe                        35%       25%      22%
Access Control-Domestic                3%        3%       5%
Library-Domestic                       2%        3%       5%
Retail-Domestic                       45%       56%      51%
                                     ---       ---      ---
                                     100%      100%     100%

(1) Other includes Canada, Mexico, Argentina, Australia, Brazil, and Japan

Item 2.   PROPERTIES

The Company's headquarters and distribution center are located in leased facilities in Thorofare, New Jersey. Of the total 104,000 square feet, approximately 64,000 square feet are used for office space and approximately 40,000 square feet are used for storage facilities. The Company has entered into a twelve year lease for the facilities starting in 1995. The rent for the first five years starting in 1995 is $692,000 annually.

The Company's principal manufacturing facility, for the production of most of its products, is located in Ponce, Puerto Rico. This two-story building, which was completed in 1990, is owned by the Company and contains approximately 90,000 square feet. Included in the 90,000 square feet is approximately 11,000 square feet of office space and approximately 14,000 square feet of warehouse space. The Company leases an additional facility containing approximately 31,000 square feet. The lease expires in 2005 with an average annual rent over the term of the lease of approximately $80,000.

During 1997 the Company is planning to expand its current manufacturing capacity to five billion disposable RF labels from the current three billion capacity per year. The cost for this increased capacity is expected to approximate $12.3 million which includes $6.0 million for plant expansion (45,000 square feet) and $6.3 million for production equipment.

The Company also leases two manufacturing facilities in the Dominican Republic. One facility, located in La Vega, contains approximately 63,000 square feet. It includes approximately 17,000 square feet of office space and approximately 20,000 feet of warehouse space. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in December 2007 with an annual rent of $30,115. The other facility, located in Los Alcarrizos, contains approximately 34,000 square feet. It includes approximately 235 square feet of office space and approximately 5,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security targets. The lease for the Los Alcarrizos property expires in December 2002 with an annual rent of $41,259. The leases for both locations have been prepaid for their entire terms.

The Company's Security Systems Group subsidiary leases two facilities in Eden Prairie, Minnesota. One facility contains approximately 24,000 square feet of office and warehouse space. Assembly and distribution functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $120,000. The other facility contains approximately 16,000 square feet of office space. Customer service, sales support and administrative functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $190,000.

The Company's foreign subsidiaries maintain various sales and distribution locations principally in Australia, Argentina, Brazil, Canada, France, Germany, Japan, Mexico, The Netherlands, Sweden, Norway, Spain, Switzerland, and the United Kingdom. The locations have an average of 5,200 square feet of office space and an average of 4,500 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to eighteen years with an aggregate average annual lease expense of

$89,000 in 1996.

In November 1996, the Company's European Distribution Center became operational. The facility, located in Mechelen, Belgium, has approximately 13,000 square feet of office space and 33,000 square feet of warehouse space. The Company's Belgium sales subsidiary occupies approximately 3,000 square feet of the office space. The lease for this facility expires in 2004 with an annual rent of approximately $291,000.

Item 3.   LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions all of which have arisen in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated financial position or results of operation.

On February 14, 1996, the United States Federal Trade Commission began an investigation of the retail security industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The Company, along with Sensormatic Electronics Corporation, Minnesota Mining and Manufacturing Company, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders.

Item A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                               OFFICER
   NAME                  AGE   SINCE    POSITIONS WITH THE COMPANY
   ----                  ---   -----    --------------------------

Kevin P. Dowd            48    1988     President and Chief Executive Officer

Steven G. Selfridge      41    1988     Executive Vice President

Luis A. Aguilera         48    1982     Senior Vice President-
                                        Manufacturing

Mitchell T. Codkind      37    1992     Vice President - Corporate
                                        Controller and Chief Accounting
                                        Officer

William J. Reilly, Jr.   48    1989     Senior Vice President

Michael E. Smith         41    1990     Senior Vice President

Neil D. Austin           50    1989     Vice President - General Counsel
                                        and Secretary

Lukas A. Geiges          58    1995     Senior Vice President -
                                        International Development

Jeffrey A. Reinhold      39    1995     Vice President - Chief Financial
                                        Officer and Treasurer

David K. Shoemaker       40    1995     Vice President - Business
                                        Development

Nicholas W. Martino      41    1996     Vice President - Marketing

Dennis O'Malley          42    1996     Vice President - Worldwide
                                        Customer Service

Alun H. Wilson           53    1996     Vice President - Latin America
                                        and Asia Pacific

Raymond DeZarate         39    1996     Vice President - Western Division

Paul G. Harrington       48    1996     Vice President - Eastern Division

Francis X. Glavin        35    1997     Vice President - Information
                                        Systems

Mr. Dowd has been President and Chief Operating Officer of the Company since August 1993 and Chief Executive Officer and Director of the Company since January 1995. He was Executive Vice President of the Company from May 1992 to August 1993. Mr. Dowd was Executive Vice President Marketing, Sales and Service from April 1989 to May 1992 and Vice President of Sales from August 1988 to August 1989. Prior to joining the Company, Mr. Dowd was Director - Industrial Products Group, Mars Electronics from January 1987 to July 1988.

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

Mr. Codkind has been Vice President since April 1995 and Corporate Controller since January 1992. He was Controller of Domestic Operations from January 1990 to January 1992 and Accounting Manager of Domestic Operations from June 1986 to January of 1990. Mr. Codkind is a Certified Public Accountant.

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

Mr. Geiges has been Senior Vice President - International Development since April 1994. Prior to joining the Company, Mr. Geiges was a consultant to the Actron AG Board of Directors from 1993 to March 1994 and Chairman of the Board of Directors and President of Actron AG from 1988 to 1993.

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

Mr. Shoemaker has been Vice President - Business Development since August 1995 and has held various sales, marketing and development positions since 1988.

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

Mr. Wilson has been Vice President - Latin America and Asia Pacific since May 1996. Prior to joining the Company, Mr. Wilson was President, North Asia - Whirlpool Asia for the Whirlpool Corporation from August 1994 until July 1995, Vice President Sales and Marketing, Whirlpool Southeast Asia Pte. from June 1993 until August 1994, General Manager, Asia Pacific - Whirlpool Overseas Corporation from January 1993 until June 1993; and Director, Sales and Distribution - Whirlpool Overseas Corporation from July 1990 until January 1993.

Mr. DeZarate has been Vice President - Western Division since July 1996. He was Director, National Account Sales from March 1995 until July 1996, National Account Manager from July 1993 until March 1995; and Manager, District Sales from June 1991 until July 1993.

Mr. Harrington has been Vice President - Eastern Division since July 1996. He was Director, Domestic Sales from April 1995 until July 1996. Prior to joining the Company, Mr. Harrington was Division Manager for Althin Medical Inc. from September 1990 to April 1995.

Mr. Glavin has been Vice President - Information Systems since February 1997. He was named Director of Information Systems in January 1992. Mr. Glavin joined Checkpoint in December of 1990 as MIS Manager.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange
("NYSE") under the symbol CKP. Trading on such exchange commenced on October 29, 1993, prior to which Checkpoint's Common Stock was traded on the Nasdaq National Market ("NASDAQ") under the symbol CHEK. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the NYSE Composite Tape after giving retroactive effect to the February 1996 two for one Stock Split.


                                                        High        Low
                                                        ----        ---
                                                         Closing Price
  1995:
        First Quarter .............................    $12  1/2   $ 7 15/16
        Second Quarter .............................    11  7/8     8  3/16
        Third Quarter .............................     13  7/16   10  1/16
        Fourth Quarter .............................    19  1/2    12

  1996:
       First Quarter.............................      $25        $18
       Second Quarter............................       38  7/8    24  1/2
       Third Quarter.............................       36  3/4    24  7/8
       Fourth Quarter............................       26  7/8    21  1/2


Graph Showing High/Low Price Per Share:

1995             High        Low
-----            -----       -----
1st Quarter     12-1/2       7-15/16
2nd Quarter     11-7/8       8- 3/16
3rd Quarter     13-7/16     10- 1/16
4th Quarter     19-1/2      12

1996             High        Low
-----            -----       -----
1st Quarter     25          18
2nd Quarter     38-7/8      24-1/2
3rd Quarter     36-3/4      24-7/8
4th Quarter     26-7/8      21-1/2

As of March 7, 1997, there were 1,769 record holders of the Company's Common Stock.

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

Item 6.   SELECTED ANNUAL FINANCIAL DATA

                    1996         1995       1994         1993        1992
                  ========     ========   ========     ========    ========
                             (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues      $291,769    $204,741    $128,331     $ 93,034    $ 72,166
Earnings before
  income taxes    $ 29,877    $ 16,598    $  8,377     $  2,071    $  4,891
Income taxes      $  9,430    $  5,189    $  2,094     $    456    $    463
Net earnings      $ 20,447    $ 11,409    $  6,283     $  1,615    $  4,428
Earnings per
 common share(1)  $    .60    $    .42    $    .29     $    .08    $    .23
AT YEAR-END:
Working capital   $285,753    $148,074    $ 39,427     $ 27,984    $ 25,792
Long-term debt    $153,356    $155,674    $ 35,556     $ 24,302    $  9,322
Shareholders'
 equity           $300,794    $137,658    $ 61,303     $ 53,779    $ 51,061
Total assets      $521,653    $362,151    $127,925     $104,999    $ 74,333


                             SELECTED QUARTERLY FINANCIAL DATA
                                    QUARTERS (unaudited)
                       -----------------------------------------------
                       First    Second       Third    Fourth      Year
                       -----    ------       -----    ------      ----
                               (Thousands, except per share data)
1996
----
Net revenues          $66,994  $74,792      $73,765   $76,218    $291,769
Gross profit          $27,438  $32,333      $30,064   $33,910    $123,745
Net earnings          $ 2,946  $ 6,210      $ 5,358   $ 5,933    $ 20,447
Earnings per
 common share(3)      $   .10  $   .19      $   .15   $   .17    $    .60


1995
----
Net revenues          $37,360  $49,744      $52,802   $64,835    $204,741
Gross profit          $16,091  $21,944      $24,769   $27,893    $ 90,697
Net earnings          $   204  $ 3,369      $ 4,529   $ 3,307(2) $ 11,409
Earnings per
 common share(1)(3)   $   .01  $   .12      $   .15   $   .11    $    .42

(1) After giving retroactive effect to the February 1996 two for one Stock
    Split.
(2) Included in net earnings is a $1.3 million pre-tax restructuring charge.
(3) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.

Graph Showing Net Revenues/Gross Profits/Net Earnings


1996
----
Net revenues          $66,994  $74,792      $73,765   $76,218    $291,769
Gross profit          $27,438  $32,333      $30,064   $33,910    $123,745
Net earnings          $ 2,946  $ 6,210      $ 5,358   $ 5,933    $ 20,447

1995
----
Net Revenues          $37,360  $49,744      $52,802   $64,835    $204,741
Gross Profit          $16,091  $21,944      $24,769   $27,893    $ 90,697
Net Earnings          $   204  $ 3,369      $ 4,529   $ 3,307    $ 11,409


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

The Company is a designer, manufacturer and distributor of integrated electronic security systems -- utilizing proprietary RF technologies -- designed primarily to help retailers prevent losses caused by theft of merchandise. Beginning in September 1991, the Company's current management adopted a strategy which focused on introducing new products to meet retailers' needs, moving to direct distribution internationally through strategic acquisitions, increasing the number of direct sales and service personnel, and making substantial investments in its manufacturing facilities in the Caribbean, to increase its manufacturing capacity and further integrate the manufacturing of its disposable targets. As a result of this strategy the Company has experienced a compound annual revenue growth of over 40% since 1991. During 1996, two strategic acquisitions were made: (i) On March 21, 1996, the Company purchased Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds. ("Mercatec"). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil. This acquisition, along with the Company's Argentinean operations, further increases the Company's direct presence in South America, and (ii) On December 27, 1996, the Company acquired Checkpoint Systems Japan, Co., Ltd., its exclusive distributor for retail products throughout Japan. This acquisition gives the Company its first direct presence in the growing Asian market.

  Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring revenues and, to some extent, prices. Since 1991, the Company's unit volume of sales has increased dramatically. During that time the Company has introduced approximately 71 new products. Increases in the Company's U.S. direct sales personnel and, through various acquisitions, the establishment of a direct sales force in eighteen other countries, have resulted in the Company's total sales force growing to 319 as of December 1996 as compared to 47 as of September 1991. In addition, sales of the Company's disposable targets and field service revenues related to sensors and deactivation units provide a significant and growing source of recurring revenues. The Company's increasing base of installed systems also results in additional unit volume. For fiscal year 1996, approximately 33% of the Company's net revenues were attributed to sales of disposable targets and service to its installed base of customers.

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

For fiscal year 1996, field service and installation costs approximated 10% of net revenues and include ongoing product service costs and installation costs. The Company believes that it has and will continue to make product design changes which improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

     Selling, General and Administrative Expenses

For fiscal year 1996, sales, marketing and customer service comprised approximately 60% of all selling, general and administrative expenses. Selling, general and administrative expenses have increased significantly due to an expansion of the Company's sales force both domestically and internationally (through acquisitions) from a September 1991 sales force of 47 people to a December 1996 sales force of 319.

     Taxes

The Company's net earnings generated by the operations of its Puerto Rican subsidiary are exempt from Federal income taxes under section 936 of the Internal Revenue Code ("Section 936") and are substantially exempt from Puerto Rican income taxes. As a result, the Company's effective tax rate for fiscal 1996 was 31.6%. The Company anticipates that its effective tax rate may increase in fiscal year 1997 and beyond due to (i) increased charges of goodwill amortization which are not deductible for federal tax purposes, (ii) a change in U.S. tax laws resulting in the repeal of Section 936 and (iii) additional taxable income attributable to foreign jurisdictions where tax rates may be marginally higher than in the U.S.

On August 20, 1996, the Small Business Job Protection Act of 1996 was signed into law. The Act generally repeals the Puerto Rico Possessions tax credit (Sec
936) for taxable years beginning after December 31, 1995. However, the Act provides grandfather rules for corporations which are existing credit claimants.

Since the Company is an existing credit claimant and uses the wage credit method, the possession tax credit, attributable to business income for the possession, continues to be determined as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after December 31, 2001 and before January 1, 2006, the corporation's possession business income that is eligible for the wage credit is subject to an income cap. For taxable years beginning in 2006 and thereafter, the credit is eliminated. This act does not have a material impact on the current financial position of the Company or the effective tax rate for fiscal year 1997.

     Exposure to International Operations

Prior to fiscal year 1993, substantially all the Company's international sales were made to distributors and were paid in U.S. dollars. As a result of the Company's strategy to increase its direct sales to customers (as opposed to sales through independent distributors), approximately 83% of the Company's international sales for fiscal year 1996 were made in local currencies. This increase in sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can adversely affect results. During fiscal year 1996, currency exchange gains amounted to $1.0 million compared to currency exchange losses of $.2 million for fiscal year 1995.

The Company sells product for international sales to its international subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation in local currencies. This method of sales and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

In order to reduce the Company's exposure, resulting from currency fluctuations, the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of December 29, 1996 the Company had currency exchange forward contracts totaling approximately $27.8 million. The contracts are in the various local currencies covering the Company's Western European operations, Australia, and Canada. The Company's operations in Argentina, Mexico, and Brazil were not covered by forward exchange contracts at December 29, 1996.

The Company is considering increasing the amount of currencies covered by forward exchange contracts during fiscal year 1997. In addition, the Company is evaluating the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

   Seasonality

The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year.

   Acquisition of Actron Group Limited

On November 30, 1995 the Company completed the purchase from ADT (UK) Limited all capital stock of Actron Group Limited, a wholly owned subsidiary of ADT, from ADT. The original purchase price was $54.0 Million subsequently adjusted to $51.5 million. Actron previously manufactured, sold and distributed radio frequency electronic security systems to the retail industry throughout Western Europe. For the year ended December 31, 1994 Actron had revenues of approximately $50 million. The Company believes that the acquisition of Actron has resulted in (i) consolidation of critical mass in the Western European market leading to a more rational product offering and pricing, (ii) cost savings as duplicative expenses have been eliminated through consolidation,
(iii) additional patent protection and (iv) a lower cost structure.

   Pending Merger with Ultrak, Inc.

On March 11, 1997 the Company announced that it had entered into a definitive merger agreement to acquire all the outstanding shares of Ultrak, Inc. In connection with the merger, the Company will issue 1.15 shares of the Company's common stock for each outstanding share of Ultrak, Inc.'s common stock and up to 3.6756 shares of Company's common stock for each outstanding share of Ultrak, Inc. preferred stock. As of March 7, 1997, Ultrak, Inc., had issued and outstanding, 14,036,656 shares of common stock and 195,351 shares of preferred stock. The merger is expected to be accounted for as a pooling of interests. Management anticipates that this transaction will be consummated by the end of June, 1997. Ultrak, Inc. designs, manufactures, markets and services CCTV and related products for use in security and surveillance, industrial vision, mobile video, traffic management, dental and medical, and other applications. Ultrak, Inc. had sales of approximately $137 million and $101 million for the years ended 1996 and 1995, respectively (see footnote 19 of Notes to Consolidated Financial Statements for additional information).


Results of Operations
---------------------
Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------

     Overview

During 1996 revenues increased by approximately $87.0 million (or 42.5%) over the fiscal year 1995. The increase in revenues was due primarily to increased sales of the Company's EAS product line within the Company's international distribution channels which was positively impacted by the Company's acquisition of Actron (completed in November of 1995). Cost of revenues increased as a percentage of sales (from 55.7% to 57.6%). The increase in cost of revenues was primarily the result of (i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts and, (ii) the sale of inventory acquired with the Actron acquisition which carry a lower margin than the Company's existing EAS products. Selling, general and administrative ("SG&A") expenses increased $22.0 million but declined as a percentage of revenues by 2.9% (from 35.0% to 32.1%). Income from operations increased $11.0 million (from $19.1 million to $30.1 million). Net earnings for fiscal year 1996 increased by $9.0 million (from $11.4 million to $20.4 million) resulting in earnings per share of $.60 for fiscal year 1996 versus $.42 achieved in fiscal year 1995.

     Net Revenues

Net revenues increased approximately $87.0 million (or 42.5%) over fiscal year 1995 (from $204.7 million to $291.8 million). Domestic and international net revenues accounted for approximately 50% each of total net revenues compared to 62.3% and 37.7% in fiscal year 1995. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased $14.7 million (or 18.0%) primarily as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $68.7 million (or 89.0%) as a result of: higher unit sales volume generated by the Company's operations in Europe ($53.7 million) which was primarily impacted by the Company's acquisition of Actron which was completed in November of 1995. In addition, the Company's Canadian, Mexican and Argentinean operations realized significant sales increases of $6.9 million, $1.9 million and $3.1 million respectively. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased slightly (from $33.2 million to $35.2 million) over fiscal year 1995. The Company's Access Control product line had sales growth of 20.6% (from $7.1 million to $8.5 million) compared to the fiscal year 1995.

     Cost of Revenues

Cost of revenues increased approximately $54.0 million (or 47.3%) over fiscal year 1995 (from $114.0 million to $168.0 million). As a percentage of net revenues, cost of revenues increased 1.9% (from 55.7% to 57.6%) compared to fiscal year 1995. The increase in cost of revenues was primarily the result of
i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition, combined with domestic chain wide rollouts, ii) sales of Actron related products which carry higher product costs and, to a lesser extent, iii) a loss of manufacturing efficiencies caused by Hurricane Hortense which forced the closure of the production facility in Ponce, Puerto Rico for eight days.

Fiscal Year 1996 Compared to Fiscal Year 1995 and 1994
------------------------------------------------------
Pie Charts Showing Consolidated Earnings Summary

                                   1996       1995       1994
                                   ----       ----       ----
Net Revenues                     $291,769   $204,741   $128,331
Cost of Revenues                       58%        56%        52%
Selling, General and
  Administrative, Net of Other
  Income and Expense                   35%        38%        43%
Net Earnings                            7%         6%         5%
                                 --------   --------   --------
                                      100%       100%       100%

     Selling, General and Administrative Expenses

SG&A expenses increased $22.1 million (or 30.8%) over fiscal year 1995 (from $71.6 million to 93.7 million). As a percentage of net revenues, however, SG&A expenses decreased by 2.9% (from 35.0% to 32.1%). The higher expenses (in dollars) were due to: (i) approximately $11.8 million increase in variable selling costs to support the increase in revenues (ii) approximately $7.7 million increase in general and administrative costs, and (iii) approximately $2.6 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

     Interest Expense and Interest Income

Interest expense for fiscal year 1996 increased $4.5 million (from $5.1 million to $9.6 million) primarily as a result of interest on the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for fiscal year 1996 increased by $5.5 million (from $2.8 million to $8.3 million) as a result of the cash investment of the remaining proceeds of the $120 million debentures previously mentioned combined with the proceeds from the Company's equity offering during the second quarter of 1996 (see "Management's Discussion and Analysis Liquidity and Capital Resources" for additional information).

     Income Taxes

The effective tax rate of 31.6% is marginally higher than the effective tax rate used in fiscal year 1995 of 31.3%. This is primarily due to higher charges for amortization of goodwill and intangibles resulting from the Actron acquisition which are not tax deductible.

     Net Earnings

Net earnings were $20.4 million or $.60 per share versus $11.4 million or $.42 per share for fiscal year 1995. The weighted average number of common and common equivalent shares used in the earnings per share computation for fiscal year 1996 increased substantially compared to the fiscal year 1995 (from 27.4 million to 34.1 million) primarily due to (i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000 shares of common stock sold), and (ii) the exercise of stock options and an increase in common stock equivalents (stock options outstanding).

     Exposure to International Operations

Approximately 83% of the Company's international sales during fiscal year 1996 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. For fiscal year 1996, currency exchange gains amounted to approximately $1.0 million compared to losses of $.2 million for fiscal year 1995.

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

      Interest Expense

Interest expense for fiscal year 1995 increased $2.0 million (from $3.1 million to $5.1 million) primarily as a result of interest on the issuance of a $15 million note in connection with the Alarmex acquisition completed in February of 1995, combined with interest expense generated from the issuance of $120 million in convertible subordinated debentures completed in October of 1995.

      Income Taxes

The effective tax rate of 31.3% is higher than the effective tax rate used in fiscal year 1994 of 25.0%. This is primarily due to (i) higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S., (ii) a marginally higher tax rate on the earnings generated by the Company's Alarmex subsidiary versus the Company's domestic EAS operations and
(iii) losses resulting from the one month of operations of Actron which did not generate any tax benefit.

      Net Earnings

Net earnings were $11.4 million or $.42 per share versus $6.3 million or $.29 per share for fiscal year 1994. The number of weighted average number of common and common equivalent shares used in the earnings per share computation (adjusted for the two-for-one stock split of February 22, 1996) for fiscal year 1995 has increased substantially compared to the prior year (from 21.6 million to 27.4 million) primarily from: Company shares issued as part of the Alarmex acquisition (401,434); and shares issued during the second quarter of 1995 in connection with the Company's equity offering (6,173,200).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, issuance of convertible subordinated debt, and through two separate issuances of common stock in underwritten public offerings. The Company believes that cash provided from operating activities and funding available under its current credit agreements, together with the remaining proceeds generated from the sale of shares of the Company's Common Stock and the issuance of convertible subordinated debt, should be adequate for its presently foreseeable working capital and capital investment requirements.

Chart Showing Balance Sheet - 1996:

                                            $521,653
Current Assets                                   67%
Property, Plant and Equipment                    11%
Intangibles and Other Assets                     22%
                                                ---
                  Assets                        100%

Current Liabilities                              12%
Long Term Debt and Deferred Taxes                30%
Shareholders' Equity                             58%
                                                ---
  Liabilities and Shareholders' Equity          100%


During 1996 the Company completed an underwritten public offering of 4.6 million common shares generating proceeds (after expenses of the offering) to the Company of approximately $136 million. The proceeds of the offering are expected to be used for general corporate purposes including the following: (i) for potential strategic acquisitions and related start-up operations to enhance both product line diversification within the Company's core business and greater distribution opportunities and alliances and (ii) to provide the necessary capital to enable the Company to internally finance the leasing of equipment to retailers under long-term leases.

The Company's operating activities during fiscal year 1996 consumed approximately $17.5 million compared to $14.8 million during fiscal year 1995. This use of cash was primarily the result of (i) an increase in leasing of the Company's EAS equipment to retailers under long-term operating and sales type leasing arrangements (referred to by management as Comprehensive Tag Programs),
(ii) an increase in accounts receivable resulting from increased sales, and (ii) payments made on accounts payable acquired as part of the Actron transaction and restructuring costs that the Company initiated as part of the integration of its European operations.

The Company's capital expenditures during fiscal year 1996 totaled $10.4 million compared to $9.4 million during fiscal year 1995. The Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean and enhancing distribution capabilities and efficiencies worldwide. As part of this expansion the Company plans to increase the current annual production capacity of disposable labels from 3 billion to 5 billion by the second half of 1997.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments prohibit the amounts available for cash dividends.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Report of Independent Accountants......................................    39

Consolidated Balance Sheets as of December 29, 1996 and
   December 31, 1995...................................................    40

Consolidated Earnings Statements for each of the years
   in the three-year period ended December 29, 1996....................    41

Consolidated Statements of Shareholders' Equity for each of the
   years in the three-year period ended December 29, 1996..............    42

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 29, 1996....................    43

Notes to Consolidated Financial Statements............................. 44-61

Financial Schedule
   Schedule II - Valuation and Qualifying Accounts........................ 64

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders Checkpoint Systems, Inc.

We have audited the consolidated financial statements and financial statement schedule of Checkpoint Systems, Inc. and subsidiaries listed in item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Checkpoint Systems, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania

February 7, 1997,
except as to the information presented in note 19, for which the date is March 12, 1997

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   December 29,    December 31,
                                                      1996            1995
                                                   ------------    ------------
                  ASSETS                                  (Thousands)
CURRENT ASSETS
     Cash and cash equivalents                       $185,836        $ 77,456
     Accounts receivable, net of allowances
       of $4,282,000 and $1,906,000                    96,891          73,065
     Inventories, net                                  53,073          54,941
     Other current assets                               9,608           7,479
     Deferred income taxes                              2,736           1,718
                                                     --------        --------
           Total current assets                       348,144         214,659

PROPERTY, PLANT AND EQUIPMENT, net                     59,211          56,025
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                          71,622          61,456
INTANGIBLES, net                                       15,572          14,930
OTHER ASSETS                                           27,104          15,081
                                                     --------        --------
TOTAL ASSETS                                         $521,653        $362,151
                                                     ========        ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                $ 12,677        $ 16,643
     Accrued compensation and related taxes             8,667           5,762
     Income taxes                                       7,920           4,921
     Unearned revenues                                 10,264           8,155
     Other current liabilities                         14,702          27,102
     Short-term borrowings and current portion
       of long-term debt                                8,161           4,002
                                                     --------       --------
       Total current liabilities                       62,391          66,585
LONG-TERM DEBT, LESS CURRENT MATURITIES                33,356          35,674
CONVERTIBLE SUBORDINATED DEBENTURES                   120,000         120,000
DEFERRED INCOME TAXES                                   5,112           2,234
COMMITMENTS AND CONTINGENCIES                              --              --
SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued                         --              --
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       36,134,622 and 30,019,758                        3,613           3,002
     Additional capital                               230,580          83,126
     Retained earnings                                 78,645          58,198
     Common stock in treasury, at cost,
       1,598,000 shares                                (5,664)         (5,664)
     Foreign currency adjustments                      (6,380)         (1,004)
                                                     --------        --------
TOTAL SHAREHOLDERS' EQUITY                            300,794         137,658
                                                     --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $521,653        $362,151
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                        CONSOLIDATED EARNINGS STATEMENTS

                                          1996           1995            1994
                                          ----           ----            ----
                                           (Thousands, except per share data)

Net Revenues                            $291,769       $204,741        $128,331
Cost of Revenues                         168,024        114,044          66,360
                                        --------       --------        --------
Gross Profit                             123,745         90,697          61,971
Selling, General and Administrative
   Expenses                               93,676         71,642          50,243
                                        --------       --------        --------
Operating Income                          30,069         19,055          11,728
Interest Income                            8,339          2,791             529
Interest Expense                           9,557          5,050           3,118
Foreign Exchange Gain/(Loss)               1,026           (198)           (762)
                                        --------       --------        --------
Earnings Before Income Taxes              29,877         16,598           8,377
Income Taxes                               9,430          5,189           2,094
                                        --------       --------        --------
Net Earnings                            $ 20,447       $ 11,409        $  6,283
                                        ========       ========        ========
Net Earnings Per Share(1)               $    .60       $    .42        $    .29
                                        ========       ========        ========

(1) After giving retroactive effect to the February 1996 Stock Split.


          See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                             Foreign
                         Common      Additional     Retained     Treasury    Currency
                         Stock         Capital      Earnings      Stock       Adjust.       Total
                         ------      ----------     --------     --------    --------       -----
                                                        (Thousands)
Balance,
December 26, 1993        $1,097       $ 18,346       $40,506     $(5,664)     $  (506)     $ 53,779
Net Earnings                                           6,283                                  6,283
Exercise of Stock
Options                      31          3,246                                                3,277
Foreign Currency
Adjustments                                                                    (2,036)       (2,036)
                         ------       --------       -------     -------      -------      --------
Balance,
December 25, 1994         1,128         21,592        46,789      (5,664)      (2,542)       61,303
Net Earnings                                          11,409                                 11,409
Exercise of Stock
 options                     44          5,200                                                5,244
Stock Issuances             329         57,835                                               58,164
Stock Split,
 Effective
 February 22,1996         1,501         (1,501)                                                  --
Foreign Currency
Adjustments                                                                    1,538          1,538
                         ------       --------       -------     -------      -------      --------
Balance,
December 31, 1995         3,002         83,126        58,198      (5,664)      (1,004)      137,658
Net Earnings                                          20,447                                 20,447
Exercise of Stock
 options                    151         11,984                                               12,135
Stock Issuances             460        135,470                                              135,930
Foreign Currency
Adjustments                                                                    (5,376)       (5,376)
                         ------       --------       -------     -------      -------      --------
Balance,
 December 29, 1996       $3,613       $230,580       $78,645     $(5,664)     $(6,380)     $300,794
                         ======       ========       =======     =======      =======      ========


          See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      1996           1995          1994
                                                      ----           ----          ----
                                                                  (Thousands)
 Cash inflow (outflow) from operating
  activities:
 Net earnings                                       $ 20,447       $ 11,409       $ 6,283
 Adjustments to reconcile net earnings
  to net cash provided by operating
   activities:
   Net book value of rented equipment sold             4,391          1,502         1,652
   Revenue Equipment placed under
       operating lease                               (13,987)       (11,680)       (9,059)
   Long-term customer contracts                      (10,804)        (2,017)         (919)
   Depreciation and amortization                      18,322         12,178         8,023
   Deferred Taxes                                        363            362           633
   Provision for losses on accounts
     receivable                                        2,219          1,188         1,221
   Restructuring charge                                 --            1,254          --
  (Increase) decrease in current assets:
     Accounts receivable                             (25,148)       (25,600)      (11,289)
     Inventories                                       3,032        (11,738)       (4,036)
     Other current assets                             (3,046)         1,706           828
   Increase (decrease) in current liabilities:
     Accounts payable                                 (5,246)        (1,820)         (669)
     Accrued compensation and related
       taxes                                             935          2,460           728
     Income taxes                                      2,847          2,256         1,431
     Unearned revenues                                 1,848          1,612           712
     Other current liabilities                       (13,649)         2,175        (3,151)
                                                    --------        -------       -------
Net cash used by operating
  activities                                         (17,476)       (14,753)       (7,612)
Cash outflow from investing                         --------        -------       -------
   activities:
 Acquisition of property, plant and
   equipment                                         (10,454)        (9,379)       (4,532)
 Acquisitions, net of cash acquired                   (5,898)       (65,997)       (1,786)
 Other investing activities                           (3,530)        (4,276)       (2,266)
                                                    --------        -------       -------
     Net cash used by investing
       activities                                    (19,882)       (79,652)       (8,584)
Cash inflow (outflow) from financing                --------        -------       -------
  activities:
 Proceeds from stock issuances                       148,065         59,910         3,277
 Proceeds of debt                                      1,653        157,281        28,306
 Payment of debt                                      (3,980)       (46,274)      (14,443)
                                                    --------        -------       -------
     Net cash provided by financing
       activities                                    145,738        170,917        17,140
Net increase in cash and                            --------        -------       -------
 cash equivalents                                    108,380         76,512           944
Cash and cash equivalents:
  Beginning of year                                   77,456            944          --
                                                    --------        -------       -------
  End of Year                                       $185,836        $77,456       $   944
                                                    ========        =======       =======

          See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
----------------------

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

Principles of Consolidation
----------------------------

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation.

Use of Estimates
------------------

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

Fiscal Year
----------

The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 1996, 1995, and 1994 are for: the 52 weeks ended December 29, 1996, the 53 weeks ended December 31, 1995, and the 52 weeks ended December 25, 1994.

Reclassifications
-----------------

Certain reclassifications have been made to the 1995 and 1994 financial statements and related footnotes to conform to the 1996 presentation.

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

Revenue Recognition
-------------------

Revenue from the sale of equipment is recognized upon shipment of equipment or the acceptance of a customer order to purchase equipment currently rented. Revenue from the sale of point-of-sale monitoring and CCTV systems is recognized on a percentage of completion basis. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale. These sales were all made on a non-recourse basis.

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

Excess of Purchase Price Over Fair Value of Net Assets Acquired
---------------------------------------------------------------

The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over their economic useful lives which is considered to range between 20 and 30 years. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization approximated $6,696,000 and $3,756,000 at December 29, 1996 and December 31, 1995, respectively.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred, and approximated $6,408,000, $6,862,000, and $4,877,000 in 1996, 1995, and 1994, respectively.

Royalty Expense
---------------

Royalty expenses incurred approximated $3,951,000, $2,863,000, and $2,227,000 in 1996, 1995, and 1994, respectively.

Per Share Data
--------------

Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year. The number of shares used in the per share computations were 34,087,000 (1996), 27,374,000
(1995), and 21,612,000 (1994) after giving retroactive effect to the February 1996 stock split.

Intangibles
-----------

Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their useful lives which range between seven and ten years, or legal life, whichever is shorter. Accumulated amortization approximated $4,511,000 and $1,806,000 at December 29, 1996 and December 31, 1995, respectively.

The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs were $4,563,000 and $2,842,000 at December 29, 1996 and December 31, 1995, respectively, net of accumulated amortization costs of $1,586,000 and $1,323,000 at December 29, 1996 and December 31, 1995, respectively.

Taxes on Income
---------------

Income taxes for 1996, 1995 and 1994 are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is less likely than not.

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

Aggregate foreign currency transaction gain/(loss) in 1996, 1995, and 1994 were $1,026,000,($198,000), and ($762,000), respectively, and are included in
"Foreign Exchange Gain or Loss" in the Consolidated Earnings Statement.

2.  INVENTORIES

Inventories consist of the following:
                                                 1996              1995
                                                 ----              ----
                                                      (Thousands)
         Raw materials                         $10,912           $ 7,282
         Work-in-process                         1,106               275
         Finished goods                         41,055            47,384
                                               -------           -------
         Totals                                $53,073           $54,941
                                               =======           =======

3.  PROPERTY, PLANT AND EQUIPMENT

The major classes are:
                                                 1996              1995
                                                 ----              ----
                                                      (Thousands)
         Land                                  $ 1,387           $   892
         Building                               10,056             9,784
         Equipment rented to customers          28,675            19,793
         Machinery and equipment*               57,205            51,610
         Leasehold improvements                  2,475             1,956
         Leased equipment under capital
            leases                                  15                15
                                               -------           -------
                                               $99,813           $84,050
         Accumulated depreciation
            and amortization                   (40,602)          (28,025)
                                               -------           -------
                                               $59,211           $56,025
                                               =======           =======

*Machinery and equipment include $5,514,000 and $1,750,000 for construction in progress associated with the expansion of the Puerto Rico manufacturing facility in 1996 and 1995, respectively.

4. SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT
The short-term debt and current portion of long-term debt at December 29, 1996 and at December 31, 1995 consisted of the following:

                                        1996                     1995
                                  -----------------       ------------------
                                                 (Thousands)
Current portion of Long-term Debt      $4,150                   $3,310

Line of credit in connection
with foreign exchange contracts
at 6.0% and 7.0%                        1,653                      --

Line of credit held by Japanese
subsidiary with interest at 1.625%        433                      --

Line of credit held by Japanese
subsidiary with interest at 3.0%        1,925                      --

Line of credit held by Argentine
subsidiary with interest at 13.0%          --                     692
                                       ------                  ------
Total short-term debt and
current portion long-term debt         $8,161                  $4,002
                                       ======                  ======


5.  LONG-TERM DEBT
The long-term debt at December 29, 1996 and December 31, 1995 consisted of the following:
                                        1996                     1995
                                  -----------------       -----------------
                                                (Thousands)
Seven year $7 million term
note with interest at 4.9%            $ 3,150                 $ 4,200

Six year $8 million term note
with interest at 6.5%                   4,235                   5,647

Eight year $12 million private
placement note with interest
at 8.27%                               12,000                  12,000

Eight year $15 million private
placement note with interest
at 9.35%                               15,000                  15,000

Other loans with interest rates
ranging from 1.75% to 7.87% and
maturity dates through
January 2000                            3,121                   2,137
                                      -------                 -------
Total                                  37,506                  38,984
Less current portion                   (4,150)                 (3,310)
                                      -------                 -------
Total long-term portion               $33,356                 $35,674
                                      =======                 =======

The Company has a Revolving Credit Agreement with its principal lending bank which currently provides a line of credit of up to $60,000,000 with a floating interest rate (which equaled 5.85% at December 29, 1996) through June 1, 1998. At December 29, 1996, there were no outstanding borrowings under this credit agreement.

In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 29, 1996, $3,150,000 was outstanding.

In February 1994, the Company entered into a $8,000,000 six year loan agreement at a fixed rate of 6.5% with its principal lending bank. Three equal installments of $470,588 are due during each year for a total of $1,411,764 per year with interest due monthly. At December 29, 1996, $4,235,000 was outstanding.

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

The aggregate maturities on all long-term debt are:

                                              (Thousands)
            1997                               $ 4,150
            1998                                 2,771
            1999                                 5,462
            2000                                 7,158
            2001                                 7,158
            Thereafter                          10,807
                                               -------
                Total                          $37,506
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

On April 19, 1996, the Company completed its Shelf Registration Statement on Form S-3 covering the resale of $47,250,000 5.25% Convertible Subordinated Debentures due 2005 ("Debentures") and 2,571,428 shares of the Company's stock, $.10 par value per share, issuable upon conversion of the debentures. The Registration Statement also covered the registration of 350,000 shares of the Company's Common Stock presently issuable upon exercise of certain options granted by the Company.

7.  STOCK OPTIONS

Under a stock option plan for all employees adopted by the shareholders of the Company in 1987 ("1987 Plan"), the Company granted either incentive stock options ("ISOs") or non-incentive stock options to purchase up to 4,000,000 shares of Common Stock (amended in 1990 from a previous level of 2,000,000) after giving effect to the February 1996 stock split.

The Company amended, restated and renamed the 1987 plan in 1992 ("1992 Plan") allowing the Company to grant either ISOs or non-incentive stock options to purchase up to 6,000,000 shares of Common Stock (amended in 1992 from a previous level of 4,000,000 shares) after giving effect to the February 1996 stock split. In 1995, the Company amended the 1992 Plan allowing the Company to grant either ISOs or non-incentive stock options to purchase up to 9,000,000 shares of Common Stock (amended in 1995 from a previous level of 6,000,000 shares) after giving affect to the February 1996 Stock Split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive non-incentive stock options. Non-incentive stock options issued under the 1992 Plan through December 29, 1996 total 4,573,900 shares. At December 29, 1996, December 31, 1995 and December 25, 1994 a total of 690,114, 1,592,152, and 417,000 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISO's under the 1992 Plan expire not more than 10 years (plus six months in the case of non-incentive options) from the date of grant. Both ISO's and non-incentive options require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 29, 1996 were issued pursuant to the 1987 Plan or the 1992 Plan. Options that were fully vested and exercisable totaled 3,222,222 as of December 29, 1996.

In addition, the Company has granted options in favor of two consultants totaling 400,000. These options remain outstanding as of December 29, 1996.

The following schedule summarizes stock option activity and status, after giving retroactive effect to the February 1996 Stock Split:

                                                   Number of Shares
                                        ------------------------------------
                                            1996         1995        1994
                                        ------------------------------------

Outstanding at beginning of year....      3,835,048   2,892,302   3,186,928
Granted.............................        923,538   1,824,848     397,000
Exercised...........................     (1,514,864)   (882,102)   (596,626)
Canceled............................        (21,500)         --     (95,000)
                                        -----------   ----------  ----------
Outstanding at end of year..........     3,222,222    3,835,048    2,892,302
                                        ===========   ==========  ==========

                                               Weighted-Average Price
                                        ------------------------------------
                                            1996         1995        1994
                                        ------------------------------------

Outstanding at beginning of year....      $ 8.12        $ 5.59      $ 5.42
Granted.............................      $27.31        $11.06      $ 6.58
Exercised...........................      $ 7.16        $ 5.90      $ 5.27
Canceled............................      $27.87            --      $ 5.05
Outstanding at end of year..........      $13.94        $ 8.12      $ 5.59


Following is a summary of stock options outstanding as of December 29, 1996:

                                 Options Outstanding and Exercisable
                          -----------------------------------------------------
                                          Weighted Average
                            Number           Remaining         Weighted Average
Range of Exercise Prices  Outstanding     Contractual Life      Exercise Price
------------------------  -----------     ----------------      --------------
$2.43-6.75..............    798,738             4.30                $ 4.51
$7.28-11.44.............    961,446             8.00                $ 9.44
$12.44-19.38............    621,000             9.21                $13.60
$21.94-31.38............    841,038             9.80                $27.88
                          ---------
                          3,222,222
                          =========


Generally the Company's stock options are vested upon grant.

Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under FAS 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      1996             1995
                                      ----             ----
Net Income (000's)
           As reported              $20,447          $11,409
           Pro forma                $12,647          $ 4,609

Earnings per share
           As reported                $0.60            $0.42
           Pro forma                  $0.37            $0.17

The following assumptions were used in estimating fair value for 1996 and 1995: dividend yield - none, volatility - 47.42%, risk-free interest rate - 6.05%, and an expected life - 3.1 years.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 1996, 1995, and 1994, respectively, included payments for interest of $9,457,783, $2,970,761, and $2,410,000 and income taxes of
$5,978,000, $1,806,000, and $375,000.

In February 1995, the Company purchased all of the capital stock of Alarmex, Inc. together with a related company, Bayport Controls, Inc. (collectively "Alarmex"), for $13,498,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired ................... $21,595,000
      Cash paid and direct costs incurred
      for the capital stock............................ $13,498,000
                                                        -----------
      Liabilities assumed.............................. $ 8,097,000
                                                        ===========

In November 1995, the Company purchased all of the capital stock of Actron Group Limited. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired.................... $81,000,000
      Cash paid and direct costs incurred
      for the capital stock............................ $54,000,000
                                                        -----------
      Liabilities assumed.............................. $27,000,000
                                                        ===========

In 1996, the Company acquired all of the capital stock of (i) Mercatec Sistemas e Comercio de Equipmentos Electronicos Ltds., (ii) Vysion Systems, Inc., and
(iii)Checkpoint Systems Japan CO., LTD.

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

      Fair value of assets acquired.................... $15,376,000
      Cash paid and direct costs incurred
      for the capital stock............................ $ 6,724,000
                                                        -----------
      Liabilities assumed.............................  $ 8,652,000
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

The Rights are exercisable only as a result of certain actions (defined by the Plan) of an Acquiring Person or Adverse Person, as defined. Initially, upon payment of the exercise price (currently $20, reflective of the February 1996 Stock Split), each Right will be exercisable for one share of Common Stock. Upon the occurrence of certain events as specified in the Plan, each Right will entitle its holder (other than an Acquiring Person or an Adverse Person) to purchase a number of the Company's or Acquiring

Person's common shares having a market value of twice the Right's exercise price. The Rights expire on December 28, 1998. Generally, within ten days after a person becomes an Acquiring Person or is determined to be an Adverse Person, the Company can redeem the Rights (See also Note 19).

The Company completed the sale of approximately 6.2 million shares of Common Stock during the second quarter of 1995 pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $54.7 million. Of these proceeds, $25 million was used to reduce the amount outstanding under the Company's revolving credit line.

The Company completed the sale of 4.6 million shares of Common Stock during the second quarter of 1996 pursuant to an underwritten public offering. The net proceeds received by the Company from this offering were approximately $136 million.

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

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1996, 1995, and 1994, a provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $24,760,144 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The domestic and foreign components of earnings before income taxes are:

                                 1996             1995         1994
                                 ----             ----         ----
Domestic                       $29,487          $17,626      $ 6,931
Foreign                            390           (1,028)       1,446
                               -------          -------      -------
Total                          $29,877          $16,598      $ 8,377
                               =======          =======      =======


The related provision for income taxes consist of:

                                 1996             1995        1994
                                 ----             ----        ----
Currently Payable                              (Thousands)
    Federal                     $6,691           $4,003      $  914
    State                          350              335          --
    Puerto Rico                    354              319         444
    Foreign                      1,672              170         103
Deferred
    Federal                       (898)             (81)        176
    State                          (50)             (71)        (33)
    Puerto Rico                    399              136          --
    Foreign                        912              378         490
                                ------           ------      ------
Total Provision                 $9,430           $5,189      $2,094
                                ======           ======      ======

Deferred tax liabilities (assets) at December 29, 1996 and December 31, 1995 and consist of:
                                       1996          1995
                                       ----          ----
                                          (Thousands)

Depreciation                        $ 1,208       $ 1,398
Deferred maintenance                    119           220
Intangibles                           2,498
Other                                 1,287           616
                                    -------       -------
Gross deferred tax liabilities        5,112         2,234
                                    -------       -------
Inventory                            (1,816)       (1,104)
Accounts receivable                    (535)         (245)
Net operating loss carryforwards    (19,412)      (15,788)
Warranty                               (296)          (35)
Other                                   (89)         (334)
                                    -------       -------
Gross deferred tax assets           (22,148)      (17,506)
                                    -------       -------
Valuation allowance                  19,412        15,788
                                    -------       -------
Net deferred tax liability          $ 2,376       $   516
                                    =======       =======

The net operating loss carryforwards as of December 29, 1996 in the amount of $75,862,000 includes $11,369,000 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group and $50,379,000 that were acquired in connection with the acquisition of Actron. If realization of the benefit of such carryforwards occur, the Company will apply such benefit to goodwill in connection with the acquisition.

Of the total foreign net operating loss carryforwards available, $52,293,000 expire beginning January 1997 through December 2006 and the remaining portion may be carried forward indefinitely.

A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                               1996         1995      1994
                                               ----         ----      ----
Statutory federal income tax rate              35.0%        35.0%     34.0%
Tax exempt earnings of subsidiary in
     Puerto Rico                              (12.4)       (18.0)    (13.3)
Non-deductible goodwill                         3.5          2.1       2.1
Research and Experimentation tax credit         --           --       (0.8)
Foreign losses with no benefit                  6.1          7.4       --
State and local income taxes, net
     of federal benefit                         2.0          4.3       3.5
Benefit of foreign sales corporation           (2.4)        (0.6)      --
Other                                          (0.3)         1.1      (0.5)
                                              ------       ------    ------
Effective tax rate                             31.5%        31.3%     25.0%
                                              ======       ======    ======

11.  EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $577,000, $626,000, and $628,000, in 1996, 1995,
and 1994, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Europe and Mexico may contribute up to $80 per week to a trust for the purchase of Company Common Stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $231,000, $108,000, and $110,000 in 1996, 1995, and 1994,
respectively.

Under the Company's Profit Incentive Plan, bonuses are provided for certain executives based on a percentage of the amount by which consolidated net earnings exceed a specified portion of shareholders' equity at the beginning of the year. During 1995, bonuses were provided for certain executives in the amount of $614,000. In 1996 and 1994, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided.

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


Foreign Exchange Risk Management
--------------------------------

The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the U.S. dollars from its foreign sales subsidiaries (principally pound sterling, Dutch guilder,

Belgian franc, French franc, German mark, and Canadian dollar). The term of the currency exchange forward contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in net income. Notional amounts of currency exchange forward contracts outstanding were $27,807,000 at December 29, 1996, with various maturity dates ranging through the end of 1997. At December 31, 1995, the notional amounts of currency exchange forward contracts outstanding were $14,040,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty nonperformance is not anticipated.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts at December 29, 1996.

Fair Values
-----------

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 29, 1996.


                                         1996                1995
                                  -----------------    ----------------
                                  Carrying    Fair     Carrying   Fair
                                    Value     Value      Value    Value
                                  --------    -----    --------   -----
                                           (amounts in thousands)

Long-term debt (including*
 current maturities)             ($41,517)   ($43,119) ($39,676) ($43,188)
Subordinated debentures*         (120,000)   (151,200) (120,000) (142,200)
Currency exchange
 forward contracts**                  292         292       (33)      (33)

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

13.   RESTRUCTURING PLAN

In December 1995, as a result of the Actron acquisition, the Company announced a restructuring plan to reorganize its workplace on an international basis to eliminate redundancies. In connection with the restructuring, approximately 28 manufacturing and field service positions in the Company's international operations were eliminated. The Company incurred a charge of $1,410,000 in connection with this restructuring.

14.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution center and certain production facilities. Rental expense for all operating leases approximated $6,408,000, $4,211,000, and $2,307,000 in 1996, 1995, and 1994, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 29, 1996 are: $5,836,000 (1997), $5,139,000 (1998), $4,211,000
(1999), $2,856,000 (2000) and $7,781,000 thereafter.

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

Effective January 1, 1995, A.E. Wolf, former Chief Executive Officer, and current Chairman of the Board of Directors entered into a non-compete agreement with the Company. In consideration of this agreement, the Company will pay Mr. Wolf five annual installments of $25,000 each commencing January 1, 1995.

15.  EXPORT SALES

The Company's export sales to foreign distributors which are principally in Europe and Japan approximated $23,569,000, $21,785,000, and $10,430,000, in
1996, 1995, and 1994, respectively. Sales by the Company's foreign subsidiaries in Argentina, Australia, Canada, Western Europe, Brazil, and Mexico totaled $121,387,000 in 1996, and $55,422,000 in 1995. Sales to one foreign distributor of the Company's products amounted to $6,465,000, $10,721,000, and $287,000 in 1996, 1995, and 1994 respectively.

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

On November 30, 1995, the Company purchased all of the capital stock of Actron Group Limited ("Actron") which was engaged in the manufacture, distribution and sale of security products and services. Actron's operations were combined with the Company's operations during 1996. The purchase price of the capital stock was approximately $54,000,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $40,600,000 which is being amortized over thirty years.

In connection with the acquisition of Actron, accruals were established to integrate Actron's operations with the Company's existing sales and production locations. Included in this accrual are (i) costs associated with the elimination of approximately 70 manufacturing and field service positions from Actron operations, (ii) costs related to the closure of redundant sales locations and (iii) ancillary costs. This accrual is included as part of the purchase price and is included in the "Other Current Liabilities" section of the Company's 1995 consolidated balance sheet. The integration of Actron's operations, completed in 1996, amounted to $10,900,000. Actual charges to complete the integration exceeded the original estimates by approximately $500,000. This difference increased the excess of acquisition cost over net assets acquired in 1996.

The following unaudited summary of operations presents the consolidated results of operations as if the acquisition of Alarmex, Inc. and the Actron Group had occurred at the beginning of the years presented. The following results are not necessarily indicative of what would have occurred had the acquisition been consummated as of that date or of future results.

                                   1996(actual)     1995(proforma)
                                   ------------     --------------
                                 (Thousands, except per share data)

Net revenues                         $291,769        $251,136
Earnings (loss) before
  income taxes                       $ 29,877        $    726
Net earnings (loss)                  $ 20,447        $ (4,341)
Earnings (loss) per share            $    .60        $   (.16)


18. GEOGRAPHIC SEGMENTS

The following tables shows sales, operating earnings and other financial information by geographic area for the years 1996 and 1995.

                             United States
                            and Puerto Rico      Europe      Other(1) 1996
                            ---------------    ----------    -------------
                                               (Thousands)
       1996
Net Revenues from Unaffiliated
  Customers                   $145,876          $101,671       $44,222
Operating Income(Loss)        $ 27,810          $ (1,058)      $ 3,317
Identifiable Assets           $375,353          $100,798       $45,502


                             United States
                            and Puerto Rico      Europe      Other(1) 1995
                            ---------------    -----------   -------------
                                               (Thousands)
       1995
Net Revenues from Unaffiliated
  Customers                   $149,319          $ 36,669       $18,753
Operating Income(Loss)        $ 20,024          $ (1,877)      $   908
Identifiable Assets           $225,877          $118,076       $18,198


(1) Other includes the Company's operations in Canada, Mexico, Argentina, Australia, Brazil, and Japan.


19.  SUBSEQUENT EVENTS

On January 31, 1997, the Company acquired 2M Security ApS for approximately $2.3 Million. 2M Security System ApS has been the Company's exclusive distributor for retail security products throughout Denmark since 1992.

On February 12, 1997, the Company and Mitsubishi Materials Corporation signed a multi-year agreement that creates a joint product research and development project solely dedicated to developing radio frequency intelligent tagging solutions for retail and library applications. The project will combine funding, personnel resources and the RF ID technology portfolios of the two companies. The development team, consisting of 17 product development engineers and technical personnel, will develop an intelligent tag solution using the Company's low-cost RF tags, Mitsubishi's materials technology, and newly developed read-write electronics.

On March 11, 1997 the Company announced that it had entered into a definitive merger agreement to acquire all the outstanding shares of Ultrak, Inc. In connection with the merger, the Company plans to issue 1.15 shares of its common stock for each outstanding share of Ultrak, Inc. and up to 3.6756 shares of its common stock for each outstanding share of Ultrak, Inc. preferred stock. As of March 7, 1997, Ultrak, Inc., had issued and outstanding, 14,036,656 shares of common stock and 195,351 shares of preferred stock. The merger is expected to be accounted for as a pooling of interests. Management anticipates that this transaction will be consummated by the end of June, 1997. Ultrak, Inc. designs, manufactures, markets and services CCTV and related products for use in security and surveillance, industrial vision, mobile video, traffic management, dental and medical, and other applications. Ultrak, Inc. has sales of approximately $137 million and $101 million for the years ended 1996 and 1995, respectively.

In connection with the above transaction the Company plans to divest a portion of the operations of its Security Systems Group subsidiary. This divestiture is being initiated in order to avoid a potential distribution conflict with Ultrak, Inc.'s established dealer and distributor base.

On March 13, 1997, the Company announced this its Board of Directors has
(i) voted to terminate its existing shareholders' rights agreement dated as of December 15, 1988 ("1988 Plan"), and will be redeeming the outstanding rights at a price of $.005 per Right, and (ii) adopted a new shareholder's rights plan pursuant to a written agreement dated as of March 10, 1997 ("1997 Plan") between the Company and American Stock Transfer and Trust Company as Rights Agent. The redemption of the Rights outstanding under the 1988 Plan will be effected by a payment of $.005 per Right to all holders of the Company's common stock as of the close of business on March 24, 1997, and will be paid on April 8, 1997. The Rights under the 1997 Plan will attach to existing common shares as of the close of business on March 24, 1997. No separate certificate representing the new Rights will be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The Rights may be exercised by the holders at a price of $100.00 per share of common stock, subject to adjustment. The terms of the Rights are set forth in the 1997 Plan.

Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders presently scheduled to be held on April 23, 1997, which management expects to file with the Securities and Exchange Commission within 90 days of the end of the Registrant's fiscal year.

Note that the sections of the definitive proxy statement entitled "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph", pursuant to Reg. S-K Item 402(a)(9) are not deemed "soliciting material" or "filed" as part of this report.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                           PAGE
     ------------------------
     The following consolidated financial statements are included in Part II, Item 8:

     Report of Independent Accountants.............................      39

     Consolidated Balance Sheets as of December 29, 1996 and
       December 31, 1995...........................................      40

     Consolidated Earnings Statements for each of the years
       in the three-year period ended December 29, 1996............      41

     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 29, 1996...........................................      42

     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 29, 1996............      43

     Notes to Consolidated Financial Statements....................   44-61

     (a) 2. Financial Schedule
     -------------------------

     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:

     Schedule II - Valuation and Qualifying Accounts...............      64

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3.   Exhibits required to be filed by Item 601 of Regulation S-K
    ----------------------------------------------------------------
         Exhibit 3(a) Articles of Incorporation are hereby incorporated by reference to Item 14(a), and 3(i) of the Registrant's Form 10-K, filed with the SEC on March 14, 1991.
         Exhibit 4 Instruments defining the rights of security holders, including indentures, are incorporated by reference to
                          Item 6(a) of the Registrant's Form 10-Q/A, filed with the SEC on December 13, 1995.
         Exhibit 4.1 Rights Agreement by and between the Registrant and American Stock Transfer and Trust Company dated as of March 10, 1997.
         Exhibit 10 Material Contracts, are hereby incorporated by reference to Items 14(a)(3)(v), (vi) and (viii) of the Registrant's Form 10-K, filed with the SEC on March 6, 1984; Item 14(a)(3)(iv) of the Registrant's Form 10-K, filed with the SEC on February 13, 1985; Item 14(a)(3)(iv) of the Registrant's Form 10-K, filed with the SEC on March 11, 1987; Item 20(4.9) of Registrant's Post-Effective Amendment Number 1 to Form S-8 filed with the SEC on January 20, 1988; Item
                          2(1) of the Registrant's Form 8-A filed with the SEC on December 31, 1988; Appendix A to the Company's Definitive Proxy Statement, filed
                          March 23, 1992; Item 10 of the Registrant's
                          Form 8-K, filed on August 25, 1992; and Item
                          10(a) of the Registrant's Form 8-K, filed on July 12, 1993. Item 14(a)(3) (Exhibits 10(a)
                          (c), (e) and (f) of the Registrant's Form 10-K/A).

                          filed with the SEC on March 14, 1995, amending Annual Report on Form 10-K for the fiscal year ended December 25, 1994; Item 13 of the Registrant's Form S-3, filed with the SEC on February 20, 1996; and Item 6(a) of the Registrant's Form 10-Q, filed with the SEC on August 8, 1995.
         Exhibit 10(a)    Amended and Restated Profit Incentive Plan.
         Exhibit 10.1     Agreement and Plan of Reorganization dated March
                          11, 1997 between the Registrant and Ultrak, Inc.
         Exhibit 10.2     Checkpoint Stock Option Agreement dated March 11,
                          1997 in favor of Ultrak, Inc.
         Exhibit 10.3     Ultrak Stock Option Agreement dated March 11,
                          1997 in favor of Registrant.
         Exhibit 10.4     Shareholder's Agreement dated March 11, 1997
                          between the Registrant and George K. Broady.
         Exhibit 11       Computation of per share data.
         Exhibit 21       Subsidiaries of the Registrant.
         Exhibit 23       Consent of Independent Accountants
         Exhibit 24       Power of Attorney, contained in signature page.
         Exhibit 27       Financial Data Schedule.
         Exhibit 99.1     March 11, 1997 Press Release re: Ultrak.
         Exhibit 99.2 March 13, 1997 Press Release re: shareholder's rights plans.

                            CHECKPOINT SYSTEMS, INC.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                         Additions
                            Balance at   Charged to                 Balance at
                            Beginning    Costs and     Deductions     End of
Year   Classification       of Year       Expenses         (1)         Year
----   --------------       ----------   ----------    ----------   ----------
1996   Allowance for
       doubtful accounts      $1,906      $2,980         $  604       $4,282
                              ------      ------         ------       ------

1995   Allowance for
       doubtful accounts      $1,570      $1,801         $1,465       $1,906
                              ------      ------         ------       ------

1994   Allowance for
       doubtful accounts      $2,237      $1,221         $1,888       $1,570
                              ------      ------         ------       ------

(1) The deduction of $1,888,000 in 1994 includes a significant portion of uncollectable accounts associated with the 1993 acquisition of the ID Systems Group.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 17, 1997.


CHECKPOINT SYSTEMS, INC.

/s/ Kevin P. Dowd
-----------------
Kevin P. Dowd
President, Chief Executive Officer,
Chief Operating Officer and Director



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin P. Dowd and Jeffrey A. Reinhold and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                             DATE
     ---------                     -----                             ----

/s/ Kevin P. Dowd             President, Chief                   March 17, 1997
-----------------------       Executive Officer,Chief
Kevin P. Dowd                 Operating Officer, and
                              Director


/s/ Steven G. Selfridge       Executive Vice President           March 17, 1997
-----------------------
Steven G. Selfridge


/s/ Jeffrey A. Reinhold       Vice President - Finance,          March 17, 1997
-----------------------       Chief Financial Officer,
Jeffrey A. Reinhold           and Treasurer

/s/ Mitchell T. Codkind       Vice President -                   March 17, 1997
-----------------------       Corporate Controller
Mitchell T. Codkind           and Chief Accounting Officer


/s/ Robert O. Aders           Director                           March 17, 1997
-------------------
Robert O. Aders


/s/ Roger D. Blackwell        Director                           March 17, 1997
----------------------
Roger D. Blackwell


/s/ Richard J. Censits        Director                           March 17, 1997
----------------------
Richard J. Censits


/s/ David W. Clark            Director                           March 17, 1997
-----------------
David W. Clark

/s/ Allan S. Kalish           Director                           March 17, 1997
-------------------
Allan S. Kalish


/s/ Elisa Margaona            Director                           March 17, 1997
------------------
Elisa Margaona


/s/ Raymond R. Martino        Director                           March 17, 1997
----------------------
Raymond R. Martino


/s/ Jermain B. Porter         Director                           March 17, 1997
---------------------
Jermain B. Porter


/s/ Albert E. Wolf            Director                           March 17, 1997
------------------
Albert E. Wolf

                                INDEX TO EXHIBITS

EXHIBIT              DESCRIPTION
-------              -----------
EXHIBIT 4.1          Rights Agreement by and between the Registrant and
                     American Stock Transfer and Trust Company dated as of
                     March 10, 1997.

EXHIBIT 10(a)        Amended and Restated Profit Incentive Plan

EXHIBIT 10.1 Agreement and Plan of Reorganization dated March 11, 1997 between the Registrant and Ultrak, Inc.

EXHIBIT 10.2 Checkpoint Stock Option Agreement dated March 11, 1997 in favor of Ultrak, Inc.

EXHIBIT 10.3 Ultrak Stock Option Agreement dated March 11, 1997 in favor of Registrant.

EXHIBIT 10.4 Shareholder's Agreement dated March 11, 1997 between the Registrant and George K. Broady.

EXHIBIT 11           Computation of Per Share Data

EXHIBIT 21           Subsidiaries

EXHIBIT 23           Consent of Independent Accountants

EXHIBIT 24           Power of Attorney, Contained in Signature

EXHIBIT 27           Financial Data Schedule

EXHIBIT 99.1         March 11, 1997 Press Release re: Ultrak.

EXHIBIT 99.2 March 13, 1997 Press Release re: shareholder's rights plans.