Form 10-Q
period 1997-03-30
CHECKPOINT SYSTEMS INC
filed 1997-05-13
CIK 215419

FORM  10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended March 30, 1997
 ---------------------------------------------------------------------

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number        1-11257
                       -----------------------------------------------

                    Checkpoint Systems, Inc.
 ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                         22-1895850
   -------------------------------          -------------------
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)



 101 Wolf Drive  P.O. Box 188  Thorofare, New Jersey     08086
 ---------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)



                             (609) 848-1800
 ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

 As of May 2, 1997 there were 33,968,028 shares of the Common Stock outstanding.


<PAGE 2>

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                      3

              Consolidated Statements of Operations            4

              Consolidated Statement of Shareholders' Equity   4

              Consolidated Statements of Cash Flows            5

              Notes to Consolidated Financial Statements     6-8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  9-13



Part II. OTHER INFORMATION

      Item 1. Legal Proceeding                                13

      Item 4. Submission of matters to a vote of Security
              Holders                                         13-14

      Item 6. Exhibits and Reports on Form 8-K                14

              SIGNATURES                                      14

                      CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
                                                March 30,    Dec. 29,
                                                  1997         1996
                                                ---------    --------
                ASSETS
                ------                              (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $168,846      $185,836
  Accounts receivable, net of allowances
    of $5,322,000 and $4,282,000                  96,214        96,891
  Inventories                                     54,096        53,073
  Other current assets                            14,284         9,608
  Deferred income taxes                            2,663         2,736
                                                 -------       -------
     Total current assets                        336,103       348,144
REVENUE EQUIPMENT ON OPERATING LEASE, net         19,705        18,033
PROPERTY, PLANT AND EQUIPMENT, net                44,474        41,178
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                          71,928        71,622
INTANGIBLES                                       15,830        15,572
OTHER ASSETS                                      30,082        27,104
                                                 -------       -------
TOTAL ASSETS                                    $518,122      $521,653
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $  8,755      $ 12,677
   Accrued compensation and related taxes          6,537         8,667
   Income taxes                                    8,905         7,920
   Unearned revenues                              11,791        10,264
   Other current liabilities                      17,601        14,702
   Short-term borrowings and current portion
      of long-term debt                            7,895         8,161
                                                 -------       -------
    Total current liabilities                     61,484        62,391
 LONG-TERM DEBT, LESS CURRENT MATURITIES          33,071        33,356
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
   WITH A SCHEDULED MATURITY IN 2005             120,000       120,000
 DEFERRED INCOME TAXES                             5,935         5,112
 SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, authorized
     500,000 shares, none issued
   Common Stock, par value $.10 per share,
     authorized 100,000 shares, issued
     36,180,528 and 36,134,622                     3,618         3,613
   Additional capital                            230,992       230,580
Retained earnings                                 81,080        78,645
   Common stock in treasury, at cost,
     1,598,000 shares                             (5,664)       (5,664)
   Foreign currency adjustments                  (12,394)       (6,380)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      297,632       300,794
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $518,122      $521,653
                                                 =======       =======
See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                         Quarter (13 Weeks) Ended
                                         ------------------------
                                          March 30,     March 31,
                                             1997          1996
                                         -----------  -----------
                                    (Thousands, except per share data)
 Net Revenues                              $68,178        $66,994
 Cost of Revenues                           40,141         39,556
                                            ------         ------
   Gross Profit                             28,037         27,438
 Selling, General and Administrative
   Expenses                                 26,697         22,259
                                            ------         ------
 Operating Income                            1,340          5,179
 Interest Income                             2,831          1,019
 Interest Expense                           (2,449)        (2,343)
 Other Income, Net                           1,888            478
                                             -----          ------
 Earnings Before Income Taxes                3,610          4,333
 Income Taxes                                1,175          1,387
                                            ------         ------
 Net Earnings                              $ 2,435        $ 2,946
                                            ======         ======
 Net Earnings Per Share                    $   .07        $   .10
                                            ======         ======
      See accompanying notes to Consolidated Financial Statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)

                    Three Months(13 Weeks) Ended March 30, 1997
                 ---------------------------------------------------
                                                      Foreign
                   Common  Additional Retained  Treasury  Currency
                   Stock   Capital    Earnings  Stock     Adjust.    Total
                   ------- ---------- --------  --------  --------   -----
                                   (Thousands)
 Balance,
  December 29,
   1996           $ 3,613  $230,580   $78,645  $(5,664)  $(6,380) $300,794
 Net Earnings                           2,435                        2,435
Exercise of Stock
  Options               5       412                                    417
Foreign Currency
  Adjustments                                             (6,014)   (6,014)
                   ------   -------    ------  -------   -------  --------
 Balance at
  March 30, 1997  $ 3,618  $230,992   $81,080  $(5,664) $(12,394) $297,632
                   ======   =======    ======   ======   =======  ========

          See accompanying notes to Consolidated Financial Statements

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                             Three Months(13 Weeks) Ended
                                             ---------------------------
                                                 March 30,     March 31,
                                                    1997          1996
                                                 ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                     $ 2,435       $2,946
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Net book value of rented equipment sold            265          210
    Revenue Equipment placed under Operating Lease  (4,259)      (4,493)
    Long-term customer contracts                    (1,763)      (3,124)
    Depreciation and amortization                    3,840        4,291
    Provision for losses on accounts receivable        215          432
    (Increase) decrease in current assets:
       Accounts receivable                          (1,868)       2,174
       Inventories                                  (1,349)       5,463
       Other current assets                         (5,036)         153
    Increase (decrease) in current liabilities:
       Accounts payable                             (3,780)      (5,786)
       Accrued compensation and related taxes       (1,930)      (1,687)
       Income taxes                                  1,181       (1,877)
       Unearned revenues                             1,771        1,080
       Other current liabilities                     2,473       (3,795)
                                                   -------      -------
       Net cash used by operating activities        (7,805)      (4,013)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (5,046)      (2,168)
  Acquisition, net of cash acquired                 (1,820)         -
  Other investing activities                        (2,184)      (3,686)
                                                   -------      -------
       Net cash used by investing activities        (9,050)      (5,854)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          417        5,128
  Proceeds of debt                                   2,947          -
  Payment of debt                                   (3,499)      (1,835)
                                                   -------      -------
       Net cash provided (used) by
               financing activities                   (135)       3,293
                                                   -------      -------
Net increase (decrease) in cash and cash
   equivalents                                     (16,990)      (6,574)
   Cash and cash equivalents:
   Beginning of period                             185,836       77,456
                                                   -------      -------
   End of period                                  $168,846     $ 70,882
                                                   =======      =======
        See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its wholly-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 30, 1997 and December 29, 1996 and its results of operations and changes in cash flows for the thirteen week periods ended March 30, 1997 and March 31, 1996.

2.  INVENTORIES
                                   March 30,       December 29,
                                     1997              1996
                                   -----------      ------------
                                          (Thousands)
           Raw materials            $12,034           $10,912
           Work in process            1,227             1,106
           Finished goods            40,835            41,055
                                    -------           -------
                                    $54,096           $53,073
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

                      CHECKPOINT SYSTEMS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


4.  PER SHARE DATA

Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen week periods ended March 30, 1997 and March 31, 1996 were 36,108,000 (1997) and 30,957,000 (1996), respectively.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen week period ended March 30, 1997 and March 31, 1996, respectively, included interest payments of $876,000 (1997) and $862,000 (1996), and income taxes paid of $496,000 (1997) and $3,566,000
(1996).

6.   INTANGIBLES

Intangibles consist of patents, licenses, customer lists, and software development costs. The costs relating to the acquisition of patents and licenses are amortized on a straight-line basis over their economic/legal useful lives, which range from five to ten years. Intangibles totaled $10,638,000 and $11,061,000 as of March 30, 1997 and December 29, 1996,
respectively, net of accumulated amortization costs of $5,193,000 and $4,511,000 at March 30,1997 and December 29, 1996, respectively.

The costs of internally developed software are expensed until the technological feasibility of the software has been established.
Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter. Capitalized software development costs totaled $3,031,000 and $2,977,000 as of March 30, 1997 and December 29, 1996, respectively, net of accumulated amortization costs of $1,707,000 and $1,586,000 at March 30, 1997 and December 29,1996,
respectively.

7.  MERGERS AND ACQUISITIONS

On March 11, 1997 the Company had announced that it had entered into a definitive merger agreement with Ultrak, Inc. On April 3, 1997 the Company announced that the merger agreement with Ultrak had been terminated by mutual consent. Costs of $1.5 million associated with this transaction were recorded in the first quarter of 1997 in Selling, General and Administrative expenses. In addition, on January 31, 1997 the Company completed the acquisition of 2M Security ApS ( 2M ) for approximately $2.3 million. 2M had been the Company s exclusive distributor for retail security products throughout Denmark since 1992.

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

9. SUBSEQUENT EVENTS

Subsequent to the first quarter the Company announced that on April 8, 1997 the Board of Directors had approved the purchase of up to 10% or approximately 3.5 million shares of the Company s outstanding common stock. The stock will be repurchased in the open market or in other appropriate transactions under applicable regulations. The timing of repurchases and number of shares actually repurchased will depend on a variety of factors including price. Based on a current stock price in the range of $13 to $14 per share this would represent a cash outlay between $45 to $49 million.

10. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 128  Earnings Per Share.   This
Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

                     CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
First Quarter 1997 Compared to First Quarter 1996
---------------------------------------------------
     Overview

During the first quarter of 1997 revenues increased by approximately
$1.2 million (or 1.8%) over the first quarter of 1996. The increase in revenues was due primarily from increased sales of the Company's CCTV and Access Control product lines offset by reduced sales of the Company s EAS product line. Cost of revenues were in line with last year s first quarter as a percentage of sales (approximately 58.9%). Selling, general and administrative ("SG&A") expenses increased $4.4 million and increased as a percentage of revenues by 6.0% (from 33.2% to 39.2%). Income from operations decreased $3.8 million (from $5.2 million to $1.3 million). Net earnings for the first quarter of 1997 decreased $.5 million (from $2.9 million to $2.4 million) resulting in earnings per share of $.07 for the first quarter of 1997 versus $.10 achieved in last year s first quarter.

     Net Revenues

Net revenues for the first quarter of 1997 increased $1.2 million million (or 1.8%) over the first quarter of 1996 (from $67.0 million to $68.2 million). Domestic and international net revenues accounted for approximately 48.0% and 52.0%, respectively, of total net revenues compared to 44.8% and 55.2% for last year's similar quarter. Domestic retail Electronic Article Surveillance ("EAS") net revenues decreased slightly
($.3 million) as the Company was not able to ship all the orders received for its disposable labels due to capacity constraints. International EAS net revenues decreased $2.1 million (or 6%) primarily resulting from: a decline in sales to the Company s distributor in Spain, the loss of inventory due to a fire at the Company s warehouse in France and the strengthening of the U.S. dollar against certain foreign currencies, primarily European, in which the Company operates. The effects of the fire in France during the first quarter, are not expected to materially impact future revenues. Currently, the Company has direct operations in 18 countries which contributed 45.2% of the first quarter 1997 revenues.
Sales to large Retailers continue to be the focus of the Company s marketing plans. These sales often are under the Company s Comprehensive Tag
Program (where hardware is installed throughout the chain at a small cost to the retailer in return for a long term, non-cancellable, label commitment) thus, as this program gains momentum, increasing amounts of hardware revenue will be deferred and recognized over the life of the particular customer contracts (three to five years).

Sales of the Company's Security Systems Group products and related CCTV product lines increased $2.6 million or 35.5% (from $7.2 million to $9.8 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 53.8% (from $1.5 million to $2.3 million) compared to the prior year's first quarter.

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Cost of Revenues

Cost of revenues increased approximately $.6 million (or 1.5 %) over the first quarter of 1996 (from $39.5 million to $40.1 million). As a percentage of net revenues, cost of revenues was flat at 58.9% when compared to the prior year's first quarter.


First Quarter 1997 Compared to First Quarter 1996
---------------------------------------------------

     Selling, General and Administrative Expenses

SG&A expenses increased $4.4 million (or 20.0%) over the first quarter of 1996 (from $22.3 million to $26.7 million). As a percentage of net revenues SG&A expenses increased by 6.0% (from 33.2% to 39.2%). The higher expenses (in dollars) were due to: (i) approximately $2.0 million increase in selling and marketing costs to support future anticipated increases in revenues (ii) approximately $.9 million increase in general and administrative costs, and (iii) a provision of $1.5 million related to the costs associated with the terminated Ultrak merger which had been announced during the first quarter of 1997.


     Other Income and Expense

Other income and expense includes: a payment of $1.3 million received from Mitsubishi Materials Corporation for the establishment of a joint product research and development project dedicated to developing radio frequency intelligent tagging solutions for retail and library applications, a $1.0 payment received relating to the loss of business income caused by a fire at the Company s warehouse facility in France (previously discussed) and a foreign exchange loss for the first quarter of 1997 totaling $.4 million.


     Interest Expense and Interest Income

Interest expense for the first quarter of 1997 remained constant at approximately $2.4 million. Interest income for the first quarter of 1997 increased by $1.8 million (from $1.0 million to $2.8 million) as a result of the cash investment from the Company's equity offering completed during the second quarter of 1996 which totaled approximately $136 million.

     Income Taxes

The effective tax rate of 32.6% is slightly higher than the effective tax rate during the first quarter of 1996 of 32.0%. This is primarily due to higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. The Company anticipates an effective tax rate approximating 33.0% for fiscal year 1997.

                  CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Earnings

Net earnings were $2.4 million or $.07 per share versus $2.9 million or $.10 per share for the prior year's first quarter. The weighted average number of common and common equivalent shares used in the earnings per share computation for the first quarter of 1997 has increased substantially compared to the prior year's first quarter (from 31.0 million to 36.1 million) primarily due to shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000) combined with the exercise of stock options over the past year.

     Exposure To International Operations

Approximately 88.6% of the Company's international sales during the first quarter of 1997 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. During the first quarter of 1997, currency exchange losses amounted to approximately $.4 million compared to a gain of $.5 million in the first quarter of 1996. Management cannot predict with any degree of certainty changes in currency exchange rates and therefore, the future impact that it will have on its operations.

     Mergers and Acquisitions

On March 11, 1997 the Company had announced that it had entered into a definitive merger agreement with Ultrak, Inc. On April 3, 1997 the Company announced that the merger agreement with Ultrak had been terminated by mutual consent. The primary reason for the termination was the perceived channel (i.e. sales) conflict with Ultrak s distributor/dealer network. Costs of $1.5 million associated with this transaction was recorded in the first quarter of 1997 in Selling, General and Administrative expenses. In addition, on January 31, 1997 the Company completed the acquisition of 2M Security ApS ( 2M ) for approximately $2.3 million. 2M had been the
Company s exclusive distributor for retail security products throughout Denmark since 1992.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, and issuance of convertible subordinated debt, as well as through two separate issuance of Common Stock in underwritten public offerings.

The Company's operating activities during the first quarter of 1997 consumed approximately $7.8 million compared to $4.0 million during the first quarter of 1996. This use of cash was primarily the result of an expansion of the Company s Comprehensive Tag Program which provides equipment financing to retailers utilizing the Company s EAS systems in exchange for a multi-year agreement to purchase disposable labels.

                   CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)
---------------------------------------

The Company's capital expenditures during the first quarter of 1997 totaled $5.0 million compared to $2.2 million during the first quarter of 1996.
This increase is primarily due to the current plant expansion at the Company s main manufacturing facility located in Ponce, Puerto Rico which is expected to be operational during the third quarter of 1997. The Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. For fiscal year 1997 the Company anticipates that its capital requirements will approximate $20 million.

Subsequent to the first quarter the Company announced that on April 8, 1997 the Board of Directors had approved the purchase of up to 10% or approximately 3.5 million shares of the Company s outstanding common stock. The stock will be repurchased in the open market or in other appropriate transactions under applicable regulations. The timing of repurchases and number of shares actually repurchased will depend on a variety of factors including price. Based on a current stock price in the range of $13 to $14 per share this would represent a cash outlay between $45 to $49 million.

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

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been selectively purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of March 30, 1997 the Company had currency exchange forward contracts totaling approximately $27.4 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian operations. The Company's operations in Argentina, Mexico, Australia, Brazil and Japan were not covered by currency exchange forward contracts at March 30, 1997.

The Company is considering increasing the amount of currencies covered by
forward exchange contracts during fiscal 1997.   The Company also holds a
series of put options denominated in German marks which gives the Company the right but not the obligation to convert German marks at a specified exchange rate into U.S. dollars. The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the

                  CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONT.)
---------------------------------------

Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments prohibit the amounts available for cash dividends.


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 1996, the United States Federal Trade Commission ( FTC ) began an investigation of the retail security systems industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by support specific security systems. The Company, along with Sensormatic Electronics Corporations, Minnesota Mining and Manufacturing, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)  An annual meeting of shareholders was held on April 23, 1997.

(c)  Shareholders voted upon and approved the following matters.

     (1) The election of Kevin P. Dowd, Raymond R. Martino, and Albert E. Wolf as the Company s Class III directors to hold office until the 2000 Annual Shareholders Meeting. Shareholders voted as follows:

Kevin P. Dowd            Raymond R. Martino        Albert E. Wolf
-------------------      -------------------       -------------------
For      28,243,783      For      28,241,183       For      28,242,885
Withheld    180,944      Withheld    183,544       Withheld    181,842
         ----------               ----------                ----------
Total    28,424,727      Total    28,424,727       Total    28,424,727
         ==========               ==========                ==========

     (2) To amend the Company s Stock Option Plan (1992) to: (a) extend the termination date of the Plan from May 17, 1997 to May 17, 2007; (b) increase the number of shares issuable thereunder form 9,000,000 to 12,000,000; and (c) modify both the number of Options issuable to Non-Employee Directors and the issuance date of such Options.

         For                 Against                Abstain
      ----------            ---------               -------
      16,035,483            1,617,573               245,509

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) During the Company s first quarter ended March 30, 1997, the Company filed a Form 8-K on April 3, 1997, announcing that: (a) the Company entered into a Termination Agreement with Ultrak, Inc.; (b) the Company had issued a press release announcing that its first quarter and 1997 revenues and earnings would not meet street expectations; and (c) that the Company announced by way of a press release that its Board of Directors has authorized the purchase of up to 10 percent of its outstanding common stock in transactions intended to satisfy the requirements of SEC Rule 10b-18.




                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/Jeffrey A. Reinhold
-----------------------                              May 13, 1997
Jeffrey A. Reinhold
Vice President - Finance,
Chief Financial Officer and Treasurer


/s/Mitchell T. Codkind
------------------------                             May 13, 1997
Mitchell T. Codkind
Vice President, Corporate Controller
and Chief Accounting Officer