Form 10-Q
period 1997-06-29
CHECKPOINT SYSTEMS INC
filed 1997-08-08
CIK 215419

FORM  10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended June 29, 1997
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

 As of July 28, 1997 there were 33,949,964 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                      3

              Consolidated Statements of Operations            4

              Consolidated Statement of Shareholders' Equity   4

              Consolidated Statements of Cash Flows            5

              Notes to Consolidated Financial Statements     6-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10-16



Part II. OTHER INFORMATION

      Item 1. Legal Proceedings                               16

      Item 2. Changes in Securities                           16

      Item 6. Exhibits and Reports on Form 8-K                17

              SIGNATURES                                      17

                     CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEET
                                                 June 29,    Dec. 29,
                                                   1997        1996
                                                ---------    --------
                ASSETS                         (Unaudited)
                ------                              (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $132,791      $185,836
  Accounts receivable, net of allowances
    of $5,301,000 and $4,282,000                 117,309        96,891
  Inventories                                     60,682        53,073
  Other current assets                            15,635         9,608
  Deferred income taxes                            2,633         2,736
                                                 -------       -------
     Total current assets                        329,050       348,144
REVENUE EQUIPMENT ON OPERATING LEASE, net         21,732        18,033
PROPERTY, PLANT AND EQUIPMENT, net                49,318        41,178
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                          71,500        71,622
INTANGIBLES                                       14,736        15,572
LONG TERM CUSTOMER CONTRACTS                      22,317        20,593
OTHER ASSETS                                      10,518         6,511
                                                 -------       -------
TOTAL ASSETS                                    $519,171      $521,653
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $ 16,390      $ 12,677
   Accrued compensation and related taxes          7,721         8,667
   Income taxes                                    8,561         7,920
   Unearned revenues                              12,115        10,264
   Other current liabilities                      16,585        14,702
   Short-term borrowings and current portion
      of long-term debt                            8,372         8,161
                                                 -------       -------
    Total current liabilities                     69,744        62,391
 LONG-TERM DEBT, LESS CURRENT MATURITIES          32,676        33,356
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
   WITH A SCHEDULED MATURITY IN 2005             120,000       120,000
 DEFERRED INCOME TAXES                             5,166         5,112
 SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, authorized
     500,000 shares, none issued                     -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,240,528 and 36,134,622                     3,624         3,613
   Additional capital                            231,356       230,580
Retained earnings                                 85,946        78,645
   Common stock in treasury, at cost,
    2,297,500 and 1,598,000                      (14,074)       (5,664)
   Foreign currency adjustments                  (15,267)       (6,380)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      291,585       300,794
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $519,171      $521,653
                                                 =======       =======
See accompanying notes to Consolidated Financial Statements.

                        CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                     Quarter (13 Weeks) Ended    Six Months (26 Weeks) Ended
                    ------------------------    ---------------------------
                      June 29,      June 30,      June 29,      June 30,
                        1997          1996          1997          1996
                     -----------  -----------    ---------     ---------
                           (Thousands, except per share data)
 Net Revenues         $81,036        $74,792      $149,214      $141,786
 Cost of Revenues      46,497         42,459        86,638        82,015
                       ------         ------      --------      --------
   Gross Profit        34,539         32,333        62,576        59,771
 Selling, General
   and Administrative
   Expenses            27,649         22,699        54,346        44,958
                       ------         ------      --------      --------
 Operating Income       6,890          9,634         8,230        14,813
 Interest Income        2,362          1,744         5,193         2,763
 Interest Expense       2,304          2,402         4,753         4,745
 Other Income, Net        275            956         2,163           634
                        -----          ------     --------      --------
 Earnings Before
   Income Taxes         7,223          9,132        10,833        13,465
 Income Taxes           2,357          2,922         3,532         4,309
                       ------         ------      --------      --------
 Net Earnings         $ 4,866        $ 6,210      $  7,301      $  9,156
                       ======         ======      ========      ========
 Net Earnings Per
   Share              $   .14        $   .19      $    .21      $    .29
                       ======         ======      ========      ========

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)
                      Six Months(26 Weeks) Ended June 29, 1997
                 ---------------------------------------------------
                                                          Foreign
                   Common  Additional Retained  Treasury  Currency
                   Stock   Capital    Earnings  Stock     Adjust.    Total
                   ------- ---------- --------  --------  --------   -----
                                   (Thousands)
 Balance,
  December 29,
   1996           $ 3,613  $230,580   $78,645  $(5,664)  $(6,380) $300,794
 Net Earnings                           7,301                        7,301
Exercise of Stock
  Options              11       776                                    787
Purchase of
  Treasury Stock                                (8,410)             (8,410)
Foreign Currency
  Adjustments                                             (8,887)   (8,887)
                   ------   -------    ------  -------   -------  --------
 Balance at
  June 29, 1997   $ 3,624  $231,356   $85,946 $(14,074) $(15,267) $291,585
                   ======   =======    ======   ======   =======  ========
See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                              Six Months(26 Weeks) Ended
                                              --------------------------
                                                  June 29,      June 30,
                                                    1997          1996
                                                 ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                     $ 7,301       $9,156
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Net book value of rented equipment sold            710          706
    Revenue Equipment placed under Operating Lease  (8,439)      (7,412)
    Long-term customer contracts                    (5,439)      (2,933)
    Depreciation and amortization                    9,630        8,124
    Provision for losses on accounts receivable        692          963
    (Increase) decrease in current assets:
       Accounts receivable                         (24,901)     (10,299)
       Inventories                                  (8,912)       5,073
       Other current assets                         (6,624)      (3,180)
    Increase (decrease) in current liabilities:
       Accounts payable                              4,224          977
       Accrued compensation and related taxes         (679)         241
       Income taxes                                    266         (831)
       Unearned revenues                             2,159          900
       Other current liabilities                     1,626       (9,075)
                                                   -------      -------
       Net cash used by operating activities       (28,386)      (7,590)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment     (12,039)      (5,447)
  Acquisition, net of cash acquired                 (1,820)      (1,409)
  Other investing activities                        (2,706)      (3,331)
                                                   -------      -------
       Net cash used by investing activities       (16,565)     (10,187)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          787        6,304
  Proceeds from sale of common stock                    -       136,027
  Proceeds from debt                                 2,947          -
  Payment of debt                                   (3,418)        (377)
  Purchase of Treasury Stock                        (8,410)         -
                                                   -------      -------
       Net cash provided (used) by
       financing activities                         (8,094)     141,954
                                                   -------      -------
Net increase (decrease) in cash and cash
   equivalents                                     (53,045)     124,177
   Cash and cash equivalents:
   Beginning of period                             185,836       77,456
                                                   -------      -------
   End of period                                  $132,791     $201,633
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 29, 1997 and December 29, 1996 and its results of operations and changes in cash flows for the twenty-six week periods ended June 29, 1997 and June 30, 1996.

2.  INVENTORIES
                                    June 29,       December 29,
                                      1997              1996
                                   -----------      ------------
                                          (Thousands)
           Raw materials            $12,296           $10,912
           Work in process            1,256             1,106
           Finished goods            47,130            41,055
                                    -------           -------
                                    $60,682           $53,073
                                    =======           =======

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

3.  INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax will remain in effect through 2001, will be subject to certain limits during the years 2002 through 2005, and will be eliminated thereafter. Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

4.  PER SHARE DATA

Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and twenty-six week periods ended June 29, 1997 and June 30, 1996 were 34,923,000 and 35,516,000 (1997) and 33,239,000 and 32,098,000 (1996),
respectively.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen and twenty-six week period ended June 29, 1997 and June 30, 1996, respectively, included interest payments of $3,960,000 and $4,836,000 (1997) and $3,900,140 and $4,738,000 (1996), and
income taxes paid of $3,380,000 and $3,876,000 (1997) and $1,767,000 and
$5,333,000 (1996).

6.   LONG TERM CUSTOMER CONTRACTS

Long term customer contracts include unbilled receivables generated primarily from the leasing of the Company s EAS equipment to retailers under long-term sales-type leasing arrangements(referred to by management as Comprehensive Tag Program TM). The duration of these programs typically range from three to five years.

7.  MERGERS AND ACQUISITIONS

On March 11, 1997 the Company had announced that it had entered into a definitive merger agreement with Ultrak, Inc. On April 3, 1997 the Company announced that the merger agreement with Ultrak had been terminated by mutual consent. Costs of $1.5 million associated with this transaction were recorded in the first quarter of 1997 in Selling, General and Administrative expenses. In addition, on January 31, 1997 the Company completed the acquisition of 2M Security ApS (2M) for approximately $2.3 million. 2M had been the Company's exclusive distributor for retail security products throughout Denmark since 1992.

On July 2, 1997, subsequent to the end of the second quarter, the Company acquired the assets of Check-Out Security Systems for approximately $1.2 million. Check-Out Security, located in Denmark, is a provider of CCTV products, installation and service.

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

The Company has purchased certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada and Australia. Transaction gains or losses resulting from these contracts are recognized over the contract period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts quarterly. These gains and losses are included in Other income, net on the Company s consolidated statements of operations.

9. STOCK REPURCHASE

On April 8, 1997 the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's outstanding common stock. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. As of the end of the second quarter the Company had purchased 699,500 shares of its common stock for a total cash outlay of approximately $8.4 million. The timing of additional repurchases of common shares will depend on a variety of factors including price. Based on a current stock price in the range of $14 to $16 per share these additional repurchases would represent a cash outlay of between $39.2 to $44.8 million.


10. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In March 1997, the Financial Accounting Standard Board issued Statement of Financial Accounts Standards(SFAS)No.128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share(EPS) and applies to entities with publicly held common stock or potential common stock. In addition, this statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented.

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:


                       Quarter(13 Weeks) Ended   Six Months(26 Weeks) Ended
                       -----------------------   --------------------------
                         June 29,   June 30,         June 29,   June 30,
                           1997       1996             1997       1996
                        ---------  ---------        ---------  ---------

Basic:
  Basic earnings
    per share            $  .14     $  .20           $  .21      $  .31


Dilutive:
  Dilutive earnings
    per share            $  .14     $  .18           $  .21      $  .29

                          CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)


In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as the other financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company is currently reviewing these new standards of disclosure for adoption in 1998.

                         CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Second Quarter 1997 Compared to Second Quarter 1996
------------------------------------------------------------
     Overview

During the second quarter of 1997 revenues increased by approximately
$6.2 million (or 8.4%) over the second quarter of 1996. The increase in revenues was due primarily from increased sales of the Company's EAS product lines within both the domestic retail and international markets combined with an increase in CCTV products internationally. Cost of revenues increased by less than 1% from last year s second quarter as a percentage of sales (from 56.8% to 57.4%). Selling, general and administrative (SG&A) expenses increased $5.0 million and increased as a percentage of revenues by 3.8% (from 30.3% to 34.1%). Income from operations decreased $2.7 million (from $9.6 million to $6.9 million). Net earnings for the second quarter of 1997 decreased $1.3 million (from $6.2 million to $4.9 million) resulting in earnings per share of $.14 for the second quarter of 1997 versus $.19 achieved in last year s second quarter.

     Net Revenues

Net revenues for the second quarter of 1997 increased $6.2 million million (or 8.4%) over the second quarter of 1996 (from $74.8 million to $81.0 million). Domestic and international net revenues accounted for approximately 52.4% and 47.6%, respectively, of total net revenues compared to 53.2% and 46.8% for last year's similar quarter. Domestic retail Electronic Article Surveillance (EAS) net revenues increased by $1.9 million (or 6.9%). International EAS net revenues increased $2.2 million (or 6.2%). Unit volume for each of the four EAS product lines grew at between 10 to 50% which is a faster rate than the EAS revenue dollars as the Company continues to receive significant new customer orders, albeit at lower selling prices. Sales of the Company's Security Systems Group products and related CCTV product lines increased $1.7 million or 15.2% (from $11.3 million to $13.0 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 16.5% (from $2.3 million to $2.7 million) compared to the prior year's second quarter.

     Cost of Revenues

     Cost of revenues increased approximately $4.0 million (or 9.5%) over the second quarter of 1996 (from $42.5 million to $46.5 million). As a percentage of net revenues, cost of revenues increased .6% (from 56.8% to 57.4%). The increase in the Company s cost of sales is attributable to increased sales to large national and international customers (primarily within the supermarket industry) which enjoy volume discounting combined with the impact of a strengthening of the U.S. dollar against the basket of currencies in which the Company conducts its foreign sales resulting in lower selling prices when converted to U.S. dollars offset partially by reductions in the Company s unit product cost.

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Second Quarter 1997 Compared to Second Quarter 1996
--------------------------------------------------------------------

     Selling, General and Administrative Expenses

SG&A expenses increased $5.0 million (or 21.8%) over the second quarter of 1997 (from $22.7 million to $27.7 million). As a percentage of net revenues SG&A expenses increased by 3.8% (from 30.3% to 34.1%). The higher expenses (in dollars) were due to: (i) approximately $4.2 million increase in selling, marketing and customer support costs to support existing and future anticipated increases in revenues, and (ii) approximately $.8 million increase in general and administrative costs.


     Other Income and Expense

Other income and expense includes a foreign exchange gain for the second quarter of 1997 totaling $.3 million versus a gain of $.2 in last year s second quarter.

     Interest Expense and Interest Income

Interest expense for the second quarter of 1997 remained constant at approximately $2.3 million. Interest income for the second quarter of 1997 increased by $.7 million (from $1.7 million to $2.4 million) as a result of the cash investment from the Company's equity offering completed during the second quarter of 1996 which totaled approximately $136 million.

     Income Taxes

The effective tax rate of 32.6% is slightly higher than the effective tax rate during the second quarter of 1996 of 32.0%. This is primarily due to higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. The Company anticipates an effective tax rate approximating 33.0% for fiscal year 1997.

     Net Earnings

Net earnings were $4.9 million or $.14 per share versus $6.2 million or $.19 per share for the prior year's second quarter.

     Exposure To International Operations

Approximately 93% of the Company's international sales during the second quarter of 1997 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict with any degree of certainty changes in currency exchange rates and therefore, the future impact that it will have on its operations.

                          CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

First Half 1997 Compared to First Half 1996
--------------------------------------------------------------------
     Overview

During the first half of 1997 revenues increased by approximately
$7.4 million (or 5.2%) over the first half of 1996. The increase in revenues was due primarily from increased sales of the Company's CCTV product lines within both the domestic retail and international markets, increased service revenues from the Company s installed base of EAS systems combined with increases in the sales of the Company s Electronic Access Control product line. Cost of revenues increased by under 1% from last year s first half as a percentage of sales (from 57.8% to 58.1%). Selling, general and administrative (SG&A) expenses increased $9.4 million and increased as a percentage of revenues by 4.7% (from 31.7% to 36.4%). Income from operations decreased $6.6 million (from $14.8 million to $8.2 million). Net earnings for the first half of 1997 decreased $1.9 million (from $9.2 million to $7.3 million) resulting in earnings per share of $.21 for the first half of 1997 versus $.29 achieved in last year s first half.

      Net Revenues

Net revenues for the first half of 1997 increased $7.4 million million (or 5.2%) over the first half of 1996 (from $141.8 million to $149.2 million). Domestic and international net revenues accounted for approximately 50.4% and 49.6%, respectively, of total net revenues compared to 49.2% and 50.8% for last year's first half. Domestic retail Electronic Article Surveillance (EAS) net revenues increased by $1.6 million (or 3.5%). International EAS net revenues were flat. Unit volume for each of the four EAS product lines grew at between 5 to 31% which is at a faster rate than the EAS revenue dollars as the Company continues to receive significant new customer orders, albeit at lower selling prices. Sales of the Company's Security Systems Group products and related CCTV product lines increased $4.2 million or 23.1% (from $18.6 million to $22.8 million) over the prior year's first half. The Company's Access Control product line had sales growth of 31.3% (from $3.9 million to $5.1 million) compared to the prior year's first half.


     Cost of Revenues

Cost of revenues increased approximately $4.6 million (or 5.6%) over the first half of 1996 (from $82.0 million to $86.6 million). As a percentage of net revenues, cost of revenues increased .3% (from 57.8% to 58.1%). The increase in the Company s cost of sales is attributable to increased sales to large national and international customers (primarily within the supermarket industry) which enjoy volume discounting combined with the impact of a strengthening of the U.S. dollar against the basket of currencies in which the Company conducts its foreign sales resulting in lower selling prices when converted to U.S. dollars offset partially by reductions in the Company s unit product cost.

                   CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

First Half 1997 Compared to First Half 1996
--------------------------------------------------------------------
     Selling, General and Administrative Expenses

SG&A expenses increased $9.4 million (or 20.9%) over the first half of 1997 (from $45.0 million to $54.4 million). As a percentage of net revenues SG&A expenses increased by 4.7% (from 31.7% to 36.4%). The higher expenses (in dollars) were due to: (i) approximately $6.1 million increase in selling, marketing and customer support costs to support existing and future anticipated increases in revenues, (ii) approximately $1.8 million increase in general and administrative costs, and (iii) costs totaling $1.5 related to the terminated Ultrak merger (see footnote 8 to the Notes to Financial Statements).

     Other Income and Expense

Other income and expense includes: a payment of $1.3 million received from Mitsubishi Materials Corporation for the establishment of a joint product research and development project dedicated to developing radio frequency intelligent tagging solutions for retail and library applications, a $1.0 payment received relating to the loss of business income caused by a fire at the Company s warehouse facility in France and a foreign exchange loss for the first half of 1997 totaling $.1 million.

     Interest Expense and Interest Income

Interest expense for the first half of 1997 remained constant at approximately $4.8 million compared to the same period last year. Interest income for the first half of 1997 increased by $2.4 million (from $2.8 million to $5.2 million) as a result of the cash investment from the Company's equity offering completed during the second quarter of 1996 which totaled approximately $136 million.

     Income Taxes

The effective tax rate of 32.6% is slightly higher than the effective tax rate during the first half of 1996 of 32.0%. This is primarily due to higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. The Company anticipates an effective tax rate approximating 33.0% for fiscal year 1997.

     Net Earnings

Net earnings for the first half were $7.3 million or $.21 per share versus $9.2 million or $.29 per share for the prior year's first half.

     Exposure To International Operations

Approximately 90% of the Company's international sales during the first half of 1997 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict with any degree of certainty changes in currency exchange rates and therefore, the future impact that it will have on its operations.

                   CHECKPOINT SYSTEMS, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, and issuance of convertible subordinated debt, as well as through two separate issuances of Common Stock in underwritten public offerings.

The Company's operating activities during the first half of 1997 consumed approximately $28.4 million compared to $7.6 million during the first half of 1996. This use of cash was primarily the result of the following activities: (i) an increase in accounts receivable resulting, in part, from increased sales during the quarter, (ii) increases in inventory levels in order to support the anticipated increase in product demand during the second half of the year which is supported by the Company s backlog, and
(iii) an expansion of the Company s Comprehensive Tag Program TM which provides equipment financing to retailers utilizing the Company s EAS systems in exchange for a multi-year agreement to purchase disposable labels (see below).

The Company s Comprehensive Tag Program (Comp Tag) is a financial marketing/sales tool designed to remove capital investment costs as an obstacle to the potential customer s decision to purchase an EAS system. Through the program, Checkpoint internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest (if applicable) amortized over the life of the contract.

Comp Tag agreements which meet all the necessary requirements for sales-type leasing as defined under FAS 13 are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions as specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the accounting requires operating lease treatment. The cash flow impact is independent of the accounting principle used for the income statement. In the majority of cases, Checkpoint is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the statement of cash flows under two captions: 1)Long-term customer contracts of those meeting sales- type lease accounting; or 2)Revenue equipment placed under operating lease. The balance sheet captions, which reflect the two different financial accounting treatments, are Long-term Customer Contracts for Comp Tag contracts under the sales-type lease accounting method and Revenue Equipment on Operating Lease for operating leases (equipment and installation costs). Previously, the amounts reflected for Long-term Customer Contracts were included in Other Assets.

                  CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------
In summary, Checkpoint management has determined that the risks of the Comp Tag Program (i.e. cash outlay, credit risk, equipment and tag monitoring costs) are far outweighed by the acceleration of chain-wide installations, which drive market share and faster acceptance of source tagging by manufactures which, in turn, reduce the retailers costs of hand applying labels, thereby further increasing the favorable impact to the retailer s bottom line.

The Company's capital expenditures during the first half of 1997 totaled $12.0 million compared to $5.4 million during the first half of 1996.
This increase is primarily due to the current plant expansion at the Company s main manufacturing facility located in Ponce, Puerto Rico which is expected to be operational at the end of the third quarter of 1997. The Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. For fiscal year 1997 the Company anticipates that its capital expenditure requirements will approximate $20 million.

On April 8, 1997 the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company s outstanding common stock. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. As of the end of the second quarter the Company had purchased 699,500 shares of its common stock for a total cash outlay of approximately $8.4 million. The timing of additional repurchases of common shares will depend on a variety of factors including price. Based on a current stock price in the range of $14 to $16 per share this would represent an additional cash outlay of between $39.2 to $44.8 million.

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

In order to reduce the Company's exposure resulting from currency fluctuations the Company has been selectively purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of June 29, 1997 the Company had currency exchange forward contracts totaling approximately $32.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Australian and Canadian operations. The Company's operations in Argentina, Mexico, Brazil and Japan were not covered by currency exchange forward contracts at June 29, 1997.

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

On July 2, 1997, subsequent to the end of the second quarter, the Company acquired the assets of Check-Out Security Systems for approximately $1.2 million. Check-Out Security, located in Denmark, is a provider of CCTV products, installation and service.

The Company has never paid a cash dividend and has no plans to do so in the foreseeable future. Certain covenants in the Company's debt instruments limit the amounts available for cash dividends.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 1996, the United States Federal Trade Commission (FTC) began an investigation of the retail security systems industry. The probe was launched under the premise of anticompetitive practices within the industry whereby certain retail-trade groups limited the autonomy of smaller retailers by supporting specific security systems. The Company, along with Sensormatic Electronics Corporations, Minnesota Mining and Manufacturing Company, and other industry participants, received subpoenas requesting certain documents and communications necessary for the investigation. The Company does not believe that any legal or regulatory infraction will be found on its part.

Item 2. CHANGES IN SECURITIES

As disclosed in the Company s 1996 Annual Report on Form 10-K, filed March 17, 1997, the Board of Directors of the Company, by action taken on March 10, 1997, (i) adopted a new shareholders rights plan pursuant to a written agreement as of that date (1997 Plan) between the Company and American Stock Transfer & Trust Company as rights agent, and (ii) terminated its existing shareholders rights agreement which was dated as of December 15, 1988, (1988
Plan) and directed the redemption of the outstanding rights under the 1988 Plan at a price of $.005 per right. The redemption of the rights under the 1988 Plan was effected on April 8, 1997, by payment of $.005 per right to all holders of the Company s common stock as of the close of business on March 24, 1997.

                CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Item 2. Changes in Securities (continued)

The rights under the 1997 Plan attached to the existing common shares as of the close of business on March 24, 1997. No separate certificate representing the new rights under the 1997 Plan are to be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The rights may be exercised by the holders at a price of $100.00 per share of common stock, subject to adjustment. The terms of the rights are set forth in the 1997 Plan. The 1997 Plan is attached as Exhibit 4.1 to the Company s Annual Report on Form 10-K for the year ended December 29, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the second quarter of 1997.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

Jeffrey A. Reinhold                                August 8, 1997
Vice President - Finance,
Chief Financial Officer and Treasurer


Mitchell T. Codkind                                August 8, 1997
Vice President, Corporate Controller
and Chief Accounting Officer