Form 10-Q
period 1997-09-28
CHECKPOINT SYSTEMS INC
filed 1997-11-12
CIK 215419

FORM  10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended September 28, 1997
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

As of November 3, 1997, there were 33,817,928 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                      3

              Consolidated Statements of Operations            4

              Consolidated Statement of Shareholders' Equity   4

              Consolidated Statements of Cash Flows            5

              Notes to Consolidated Financial Statements     6-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10-16



Part II. OTHER INFORMATION

      Item 1. Legal Proceedings                               16

      Item 2. Changes in Securities                           16

      Item 6. Exhibits and Reports on Form 8-K                17

              SIGNATURES                                      17

                     CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS
                                                 Sept. 28,   Dec. 29,
                                                   1997        1996
                                                ---------    --------
                ASSETS                         (Unaudited)
                ------                              (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $105,470      $185,836
  Accounts receivable, net of allowances
    of $5,032,000 and $4,282,000                 132,568        96,891
  Inventories                                     72,149        53,073
  Other current assets                            15,365         9,608
  Deferred income taxes                            2,617         2,736
                                                 -------       -------
     Total current assets                        328,169       348,144
REVENUE EQUIPMENT ON OPERATING LEASE, net         23,043        18,033
PROPERTY, PLANT AND EQUIPMENT, net                53,912        41,178
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                          71,391        71,622
INTANGIBLES                                       14,604        15,572
LONG TERM CUSTOMER CONTRACTS                      20,619        20,593
OTHER ASSETS                                      12,128         6,511
                                                 -------       -------
TOTAL ASSETS                                    $523,866      $521,653
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $ 13,298      $ 12,677
   Accrued compensation and related taxes          7,879         8,667
   Income taxes                                   10,086         7,920
   Unearned revenues                              11,768        10,264
   Other current liabilities                      21,653        14,702
   Short-term borrowings and current portion
      of long-term debt                            7,302         8,161
                                                 -------       -------
    Total current liabilities                     71,986        62,391
 LONG-TERM DEBT, LESS CURRENT MATURITIES          31,707        33,356
   5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
   WITH A SCHEDULED MATURITY IN 2005             120,000       120,000
 DEFERRED INCOME TAXES                             5,162         5,112
 MINORITY INTEREST                                   499            -
 SHAREHOLDERS' EQUITY
   Preferred Stock, no par value, authorized
     500,000 shares, none issued                     -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,283,528 and 36,134,622                     3,628         3,613
   Additional capital                            231,714       230,580
Retained earnings                                 91,996        78,645
   Common stock in treasury, at cost,
    2,373,700 and 1,598,000                      (15,013)       (5,664)
   Foreign currency adjustments                  (17,813)       (6,380)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      294,512       300,794
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $523,866      $521,653
                                                 =======       =======
See accompanying notes to Consolidated Financial Statements.

                        CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                    Quarter (13 Weeks) Ended    Nine Months (39 Weeks)Ended
                    ------------------------    ---------------------------
                     Sept. 28,      Sept. 29,     Sept. 28,     Sept. 29,
                        1997          1996          1997          1996
                     -----------  -----------    ---------     ---------
                           (Thousands, except per share data)
 Net Revenues         $87,959	       $73,765      $237,173     $215,551
 Cost of Revenues      50,373         43,701       137,011      125,716
                       ------         ------      --------      --------
   Gross Profit        37,586         30,064       100,162       89,835
 Selling, General
   and Administrative
   Expenses            28,551         22,952        82,897       67,910
                       ------         ------      --------      --------
 Operating Income       9,035          7,112        17,265       21,925
 Interest Income        1,899          2,807         7,092        5,570
 Interest Expense       2,302          2,368         7,055        7,113
 Other Income, Net        226            302         2,389          936
                        -----          ------     --------      --------
 Earnings Before
   Income Taxes         8,858          7,853        19,691       21,318
 Income Taxes           2,879          2,495         6,411        6,804
 Minority Interest         71             --            71           --
                       ------         ------      --------      -------
 Net Earnings         $ 6,050        $ 5,358      $ 13,351     $ 14,514
                       ======         ======      ========      ========
 Net Earnings Per
   Share              $   .17        $   .15      $    .38      $   .43
                       ======         ======      ========      ========

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)
                      Nine Months(39 Weeks) Ended Sept. 28,1997
                 ---------------------------------------------------
                                                          Foreign
                   Common  Additional Retained  Treasury  Currency
                   Stock   Capital    Earnings  Stock     Adjust.    Total
                   ------- ---------- --------  --------  --------   -----
                                   (Thousands)
 Balance,
  December 29,
   1996           $ 3,613  $230,580   $78,645  $(5,664)  $(6,380) $300,794
 Net Earnings                          13,351                       13,351
 Exercise of Stock
  Options              15     1,134                                  1,149
Purchase of
  Treasury Stock                                (9,349)		   (9,349)
Foreign Currency
  Adjustments                                            (11,433)  (11,433)
                   ------   -------    ------  -------   -------  --------
 Balance at
  Sept.28,1997   $ 3,628   $231,714   $91,996 $(15,013)  (17,813) $294,512
                   ======   =======    ======   ======   =======  ========
          See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Nine Months(39 Weeks) Ended
                                              --------------------------
                                                  Sept. 28,    Sept. 29,
                                                    1997          1996
                                                 ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                    $ 13,351     $ 14,514
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Net book value of rented equipment sold            776        3,316
    Revenue Equipment placed under Operating Lease (12,270)     (11,174)
    Long-term customer contracts                    (5,772)      (9,931)
    Depreciation and amortization                   16,731       13,104
    Provision for losses on accounts receivable      1,089        1,010
    (Increase) decrease in current assets:
       Accounts receivable                         (41,143)     (15,555)
       Inventories                                 (21,029)       6,662
       Other current assets                         (6,917)        (959)
    Increase (decrease) in current liabilities:
       Accounts payable                              1,090       (2,856)
       Accrued compensation and related taxes         (492)         (22)
       Income taxes                                  1,859          830
       Unearned revenues                             1,802        2,452
       Other current liabilities                     6,905      (11,999)
                                                   -------      -------
       Net cash used by operating activities       (44,020)     (10,608)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment     (19,118)      (7,191)
  Acquisition, net of cash acquired                 (3,903)      (1,370)
  Other investing activities                        (3,114)      (4,640)
                                                   -------      -------
       Net cash used by investing activities       (26,135)     (13,201)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                        1,149        6,900
  Proceeds from sale of common stock                   -        135,930
  Proceeds from debt                                 2,948          -
  Payment of debt                                   (4,959)      (1,076)
  Purchase of Treasury Stock                        (9,349)         -
                                                   -------      -------
       Net cash provided (used) by
       financing activities                        (10,211)     141,754
                                                   -------      -------
Net increase (decrease) in cash and cash
   equivalents                                     (80,366)     117,945
   Cash and cash equivalents:
   Beginning of period                             185,836       77,456
                                                   -------      -------
   End of period                                  $105,470     $195,401
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 28, 1997 and December 29, 1996 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 28, 1997 and September 29, 1996.

2.  INVENTORIES
                                  September 28,     December 29,
                                      1997              1996
                                   -----------      ------------
                                          (Thousands)
           Raw materials            $11,967           $10,912
           Work in process            3,672             1,106
           Finished goods            56,510            41,055
                                    -------           -------
                                    $72,149           $53,073
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

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

4.  PER SHARE DATA

Per share data is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the periods. The number of shares used in the per share computations for the thirteen and thirty-nine week periods ended September 28, 1997 and September 29,1996 were 34,953,000 and 35,328,000 (1997) and 36,123,000 and 33,440,000 (1996),
respectively.

5.  SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for the thirteen and thirty-nine week period ended
September, 1997 and September 29, 1996, respectively, included interest payments of 895,000 and 5,731,000 (1997) and 880,000 and 5,618,000 (1996),
and income taxes paid of 1,184,000 and 5,060,000 (1997) and 173,000 and
5,506,000 (1996).

6.   LONG TERM CUSTOMER CONTRACTS

Long term customer contracts include unbilled receivables generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as Comprehensive Tag Program TM). The duration of these programs typically range from three to five years.

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

On July 2, 1997, the Company acquired the assets of Check-Out Security Systems for approximately $1.2 million. Check-Out Security, located in Denmark, is a provider of CCTV products, installation and service.

On August 21,1997 the company acquired all of the oustanding shares of D&D Security for approximately $1.0 million. D&D Security, located in Belgium, is a provider of CCTV products and fire/burglar alarm systems.

8.  MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co., Ltd., a wholly-owned subsidiary of the company ("Checkpoint Japan") issued newly authorized shares to Mitsubishi Materials Corporation ("Mitsubishi") in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan.

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheet and Consolidated Statement of Operations, respectively.

9.  ACCOUNTING FOR FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

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

The Company has purchased certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada, Japan and Australia. Transaction gains or losses resulting from these contracts are recognized over the contract period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts quarterly. These gains and losses are included in Other income, net on the Company's consolidated statements of operations.

10. STOCK REPURCHASE

On April 8, 1997 the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's outstanding common stock. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. As of the end of the third quarter the Company had purchased 767,300 shares of its common stock for a total cash outlay of approximately $9.3 million. The timing of additional repurchases of common shares will depend on a variety of factors including price. Based on a current stock price in the range of $15 to $17 per share these additional repurchases would represent a cash outlay of between $40.9 to $46.3 million.

11. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

                          CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              (Unaudited)

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:


                       Quarter(13 Weeks) Ended  Nine Months(26 Weeks) Ended
                       -----------------------  ---------------------------
                         Sept. 28,  Sept. 29         Sept. 28,  Sept. 29,
                           1997       1996             1997       1996
                        ---------  ---------        ---------  ---------

Basic:
  Basic earnings
    per share            $  .17     $  .15           $  .38      $  .43


Dilutive:
  Dilutive earnings
    per share            $  .17     $  .15           $  .38      $  .43


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

                         CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Third Quarter 1997 Compared to Third Quarter 1996
------------------------------------------------------------
     Overview

During the third quarter of 1997 revenues increased by approximately 14.2 million (or 19.2%) over the third quarter of 1996. The increase in revenues was due primarily to increased sales of the Company's EAS and CCTV product lines within the domestic retail markets and to a lesser extent the international markets. Cost of revenues declined by 1.9% compared to last year's third quarter as a percentage of sales (from 59.2% to 57.3%). Selling, general and administrative ("SG&A") expenses increased $5.6 million and increased as a percentage of revenues by 1.4% (from 31.1% to 32.5%). Income from operations increased $1.9 million (from $7.1 million to $9.0 million). Net earnings for the third quarter of 1997 increased $.7 million (from $5.4 million to $6.1 million) resulting in earnings per share of $.17 for the third quarter of 1997 versus $.15 achieved in last year's third quarter.

     Net Revenues

Net revenues for the third quarter of 1997 increased $14.2 million (or 19.2%) over the third quarter of 1996 (from $73.8 million to $88.0 million). Domestic and international net revenues accounted for approximately 56.4% and 43.6%, respectively, of total net revenues compared to 52.0% and 48.0% for last year's similar quarter. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased by $8.0 million (or 31.9%). International EAS net revenues increased $1.7 million (or 4.9%). Sales of the Company's Security Systems Group products increased $3.4 million or 34.7% (from $9.8 million to 13.2 million) over the prior year's quarter. The Company's Access Control product line had sales growth of 40.2% (from 2.3 million to 3.2 million) compared to the prior year's third quarter.

     Cost of Revenues

Cost of revenues increased approximately $6.7 million (or 15.3%) over the third quarter of 1996 (from $43.7 million to $50.4 million). As a percentage of net revenues, cost of revenues decreased 1.9% (from 59.2% to 57.3%). The decrease in the Company's cost of sales is primarily attributable to a reduction in field service costs as a percentage of sales. This is the result of increased efficiency within the worldwide service organization which was able to support increased sales volumes without a significant increase in costs. Product cost, research and development activities, and the other components of the cost of sales, remained relatively flat as a percentage of sales.

     Selling, General and Administrative Expenses

SG&A expenses increased $5.6 million (or 24.4%) over the third quarter of 1996 (from $23.0 million to $28.6 million). As a percentage of net revenues, SG&A expenses increased by 1.4% (from 31.1% to 32.5%). The higher expenses (in dollars) were due to: (i)approximately $4.0 million increase in selling, marketing and customer service costs to support

                        CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Third Quarter 1997 Compared to Third Quarter 1996
------------------------------------------------------------

     Selling, General and Administrative Expenses (continued)

existing and future anticipated increases in revenues, and (ii) approximately $1.6 million increase in general and administrative costs.

     Other Income and Expenses

Other income and expense includes a foreign exchange gain for the third quarter of 1997 totaling $.2 million versus a gain of $.3 million in last year's third quarter.

     Interest Expense and Interest Income

Interest expense for the third quarter of 1997 remained constant at approximately $2.3 million. Interest income for the third quarter 1997 decreased by $.9 million (from $2.8 million to $1.9 million) as a result of the Company utilizing the proceeds from last year's equity offering.

     Income Taxes

The effective tax rate of 32.5% is slightly higher than the effective tax rate during the third quarter of 1996 of 31.8%. This is primarily due to higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. The Company anticipates an effective tax rate approximating 32.6% for fiscal year 1997.

    Net Earnings

Net earnings for the current quarter were $6.1 million or $.17 per share versus $5.4 million or $.15 per share for the prior year's third quarter.

    Exposure to International Operations

Approximately 92% of the Company's international sales during the third quarter of 1997 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that it will have on its operations.

                     CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


First Nine Months of 1997 Compared to First Nine Months of 1996
----------------------------------------------------------------

     Overview

During the first nine months of 1997, revenues increased by approximately $21.6 million (or 10.0%) over the first nine months of 1996. This increase in revenues was due primarily from increased sales of the Company's EAS product lines primarily within the domestic retail market ($9.6 million), increased sales of the Company's CCTV product line in both the domestic and international markets ($7.7 million) combined with increases in the sales of the Company's Electronic Access Control product line ($2.1 million). Cost of revenues decreased by under 1% from last year's first nine months as a percentage of sales (from 58.3% to 57.8%). Selling, general and administrative ("SG&A") expenses increased $15.0 million and increased as a percentage of revenues by 3.5% (from 31.5% to 35.0%). Income from operations decreased $4.7 million (from $21.9 million to $17.2 million). Net earnings for the first nine months of 1997 decreased $1.2 million (from $14.5 million to $13.3 million) resulting in earnings per share of $.38 for the first nine months of 1997 versus $.43 achieved during last year's first nine months.

     Net Revenues

Net revenues for the first nine months of 1997 increased $21.6 million (or 10.0%) over the first nine months of 1996 (from $215.6 million to $237.2 million). Domestic and international net revenues accounted for approximately 52.6% and 47.4%, respectively, of total net revenues compared to 50.2% and 49.8% for last year's first nine months. Domestic retail Electronic Article Surveillance ("EAS") net revenues increased by $9.6 million (or 13.5%). International EAS net revenues were flat when compared to prior year partially resulting from the impact of the stronger U.S. dollar during most of this year, primarily in Europe. Sales of the Company's Security Systems Group products and related CCTV product lines increased $7.7 million or 27.1% (from $28.3 million to $36.0 million) over the prior year's first nine months. The Company's Access Control product line had sales growth of 35.0% (from $6.0 million to $8.1 million) compared to the prior year's first nine months.

     Cost of Revenues

Cost of revenues increased approximately $11.3 million (or 9.0%) over the first nine months of 1996 (from $125.7 million to $137.0 million). As a percentage of net revenues, cost of revenues decreased .5% (from 58.3% to 57.8%). The decrease in the Company's cost of sales is mainly attributable to a reduction in field service costs as a percentage of sales. This is the result of increased efficiency within the worldwide service organization which was able to support increased sales volumes without a significant increase in costs. In addition, the impact of a strengthening in the U.S. dollar against the basket of currencies in which the Company's foreign sales entities operate resulted in lower selling prices when converted to U.S. dollars but have been offset by reductions in the Company's unit product cost.

                        CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

First Nine Months of 1997 Compared to First Nine Months of 1996
----------------------------------------------------------------
     Selling, General and Administrative Expenses

SG&A expenses increased $15.0 million (or 22.1%) over the first nine months of 1996 (from $67.9 million to $82.9 million). As a percentage of net revenues SG&A expenses increased by 3.5% (from 31.5% to 35.0%). The higher expenses (in dollars) were due to: (i)approximately $9.8 million increase in selling, marketing and customer service costs to support existing and future anticipated increases in revenues, (ii)approximately $3.7 million increase in general and administrative costs, and (iii)costs totaling $1.5 related to the terminated Ultrak merger (see below).

     Other Income and Expense

Other income and expense totaling $2.4 million includes: a payment of $1.3 million received from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project dedicated to developing radio frequency intelligent tagging solutions for retail, library and industrial applications, a $1.0 million payment received relating to the loss of business income caused by a fire at the Company's warehouse facility in France and a foreign exchange gain for the first nine months of 1997 totaling $.1 million.

     Interest Expense and Interest Income

Interest expense for the first nine months of 1997 remained constant at approximately $7.1 million compared to the same period last year. Interest income for the first nine months of 1997 increased by $1.5 million (from $5.6 million to $7.1 million) as a result of the cash investment from the Company's equity offering completed during the second quarter 1996 which totaled approximately $136 million.

     Income Taxes

The effective tax rate of 32.6% is slightly higher than the effective tax rate during the first nine months of 1996 of 31.9%. This is primarily due to higher taxable income attributable to foreign jurisdictions where tax rates are marginally higher than the U.S. The Company anticipates an effective tax rate approximating 32.6% for fiscal year 1997.

     Net Earnings

Net earnings for the first nine months were $13.4 million or $.38 per share versus $14.5 million or $.43 per share for the prior year's first nine months.

     Exposure to International Operations

Approximately 91% of the Company's international sales during the first nine months of 1997 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict with any degree of certainty changes in currency exchange rates and therefore, the future impact that it will have on its operations.

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, and issuance of convertible subordinated debt, and as through two separate issuances of Common Stock in underwritten public offerings.

The Company's operating activities during the first nine months of 1997 consumed approximately $44.0 million compared to $10.6 million during the first nine months of 1996. This use of cash was primarily the result of the following activities: (i)an increase in accounts receivable resulting from increased sales during the first nine months, (ii)increases in inventory levels in order to support the anticipated increase in product demand during the fourth quarter, and (iii)the Company's Comprehensive Tag Program which provides equipment financing to retailers utilizing the Company's EAS systems in exchange for a multi-year agreement to purchase disposable labels.

The Company's Comprehensive Tag Program ("Comp Tag") is a financial marketing/sales tool designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. Through the program, Checkpoint internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest (if applicable) amortized over the life of the contract.

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

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
In summary, Checkpoint management has determined that the risks of the Comp Tag Program (i.e. cash outlay, credit risk, equipment and tag monitoring costs) are far outweighed by the acceleration of chain-wide installations, which drive market share and faster acceptance of source tagging by manufacturers which, in turn, reduce the retailers' costs of hand applying labels, thereby further increasing the favorable impact to the retailers' bottom line.

The Company's capital expenditures during the first nine months of 1997 totaled $19.1 million compared to $7.2 million during the first nine months of 1996. This increase is primarily due to the current plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico which is expected to be operational at the end of the fourth quarter 1997. The Company expects to continue to make investments in property, plant and equipment at levels higher than the last several years. These capital expenditures will generally relate to expanding, improving and maintaining plant efficiency at the Company's various production facilities located in the Caribbean. For fiscal year 1997 the Company anticipates that its capital expenditure requirements will approximate $22 million.

Subsequent to the first quarter the Company announced that on April 8, 1997, the Board of Directors had approved the purchase of up to 10% or approximately
3.5 million shares of the Company's outstanding common stock. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. As of the end of the third quarter the Company had purchased 767,300 shares of its common stock for a total cash outlay of approximately $9.3 million. The timing of additional repurchases of common shares will depend on a variety of factors including price. Based on a current stock price in the range of $15 to $17 per share this would represent an additional cash outlay of between $40.9 to $46.3 million.

Management believes that its anticipated cash needs for the forseeable future can be funded from cash and cash equivalents on hand and a currently available and unused $60 million bank line of credit. Subsequent to the end of the third quarter, the Company received a commitment letter from a group of financial institutions for a new $100 million credit facility which would replace the current bank line of credit. Management expects to have this new agreement in place before the end of fiscal year 1997.

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sales and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

In order to reduce the Company's exposure resulting from currency fluctuations, the Company has been selectively purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party.

                    CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
As of September 28, 1997, the Company had currency exchange forward contracts totaling approximately $45.6 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, Japanese and Australian operations. The Company's operations in Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at September 28, 1997.

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

During the quarter the Company made two CCTV acquisitions within the International markets including acquiring the assets of Check-Out Security Systems for approximately $1.2 million. Check-Out Security, located in Denmark, is a provider of CCTV products, installation and service.
In addition, the company acquired the outstanding shares of D&D Security NV, a company based in Belgium for approximately $1.0 and provides security alarm installation, CCTV products and service.

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

Item 2. CHANGES IN SECURITIES

As disclosed in the Company's 1996 Annual Report on Form 10-K, filed March 17, 1997, the Board of Directors of the Company, by action taken on March 10, 1997, (i) adopted a new shareholders rights plan pursuant to a written agreement as of that date (1997 Plan) between the Company and American Stock Transfer & Trust Company as rights agent, and (ii) terminated its

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

Item 2. Changes in Securities (continued)

existing shareholders rights agreement which was dated as of December 15, 1988, (1988 Plan) and directed the redemption of the outstanding rights under the 1988 Plan at a price of $.005 per right. The redemption of the rights under the 1988 Plan was effected on April 8, 1997, by payment of $.005 per right to all holders of the Company's common stock as of the close of business on March 24, 1997.

The rights under the 1997 Plan attached to the existing common shares as of the close of business on March 24, 1997. No separate certificate representing the new rights under the 1997 Plan are to be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The rights may be exercised by the holders at a price of $100.00 per share of common stock, subject to adjustment. The terms of the rights are set forth in the 1997 Plan. The 1997 Plan is attached as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the third quarter of 1997.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                              November 12, 1997
Vice President - Finance,
Chief Financial Officer and Treasurer


/s/ Mitchell T. Codkind
------------------------                             November 12, 1997
Vice President, Corporate Controller
and Chief Accounting Officer