Form 10-K
period 1997-12-28
CHECKPOINT SYSTEMS INC
filed 1998-03-23
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997   Commission File No. 1-11257

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
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                 X
                                ---
As of March 2, 1998 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $586,000,000.

As of March 2, 1998, there were 33,178,844 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on April 22, 1998.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.

                                PART I
Item 1.    BUSINESS

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems - utilizing proprietary radio frequency (RF) technologies - designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including electronic article surveillance (EAS)systems, closed circuit television (CCTV) systems, point-of-sale (POS) monitoring systems and electronic access control systems(EAC). Over the past five years, the Company has achieved substantial growth. This was accomplished through internal expansion and acquisitions, the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. Due to recent evaluation, certain of the Company's patents, both domestic and international, will not be renewed. It has been determined that the value of such patents does not warrant the continued costs associated with maintenance of the patents in various countries.

The Company's key product offerings use a low-cost disposable, paper-thin, RF tag which triggers an alarm when passed through the Company's sensors at the point of exit from the retail site. These disposable tags, which are manufactured using the Company's proprietary technology at its state-of-the-art facility in Puerto Rico, can be easily applied on products or within packaging at the retail outlet or at the product manufacturing source. Disposable tags can be easily deactivated without locating the tag. Sales of these disposable tags and field service of their associated sensors and deactivation units provided a significant source of recurring revenues and accounted for approximately 30% of the Company's net revenues for fiscal year 1997. With the recent expansion of the Company's manufacturing facilities in Puerto Rico, the Company now has the capacity to produce up to five billion disposable RF tags per year at a low cost.

The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying high volume, high margin merchandise, and to reduce associated selling costs through lower staff requirements. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to such retail chains as American Stores Company, Circuit City Stores, Inc., Dayton Hudson Corporation, Eckerd Corporation, Kohl's Department Stores, Mervyns, Rite Aid Corporation, Target Stores, Walgreen Co., and Winn Dixie in the U.S.; Canadian Tire, Shoppers Drug Mart/Pharmaprix, and Toys "R" Us in Canada; Gigante in Mexico; Hakon Group in Scandinavia; B&Q, British Shoe, Dixons, and Harrods in the UK; Continente, El Corte Ingles and Intermarche in Southern Europe; and Big W in Australia.

The Company's business strategy focuses on capitalizing on retailers' increasing attention to theft prevention through use of the Company's proprietary RF technology-based products, and to continue to increase its sales penetration in existing markets and develop a significant presence in new geographic markets. To achieve these objectives, the Company will continually enhance and expand its RF technologies and products, provide superior service to its customers and expand its direct sales activities through acquisitions and start-up operations. The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunities for the retailer.

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

In February 1986, the Company acquired Sielox Systems, Inc., which developed, produced and marketed access control systems for use in commercial and institutional applications. In August 1990, Sielox's operations were combined with the Company's.

The Company acquired its Canadian Distributor in November of 1992 and its Argentinean Distributor in March of 1993. In addition, the Company set up direct operations in Mexico during March of 1993 and in Australia during June of 1993. All of these subsidiaries market EAS systems for use in retail and library applications.

In July 1993, the Company purchased all the outstanding capital stock of ID Systems International BV and ID Systems Europe BV, related Dutch Companies (ID Systems Group), engaged in the manufacture, distribution and sale of EAS systems. The acquisition gave the Company direct access to six Western European countries which included The Netherlands, United Kingdom, Sweden, Germany, France and Belgium.

In February 1995, the Company purchased Alarmex, Inc. which designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 10,000 retail sites in the United States.

On November 1, 1995, the Company acquired Eagle Security, its distributor in Oslo, Norway. The acquisition of Eagle increased the Company's EAS penetration in Scandinavia and broadened its presence in Europe.

On November 30, 1995, the company purchased all of the capital stock of Actron Group Limited (Actron), from ADT (UK) Limited (ADT), a wholly-owned subsidiary of ADT. Actron manufactured, sold and distributed radio frequency electronic security systems to the retail industry throughout Western Europe. During 1996, Actron's operations were combined into the Company's operations in Western Europe.

On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds. (Mercatec). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil. This acquisition along with the Company's Argentinean operations, further increased the Company's direct presence in South America.

On November 18, 1996, the Company purchased all of the capital stock of Vysion Systems, Inc. (Vysion) in Ontario, Canada. Vysions is a leading CCTV systems integrator and solutions provider for the Canadian market. This acquisition combined with the Company's existing EAS operations further increased the Company's direct presence and product offerings to the Canadian market.

On December 27, 1996, the Company acquired Checkpoint Systems Japan Co. Ltd., its distributor for retail products throughout Japan. This acquisition provided the Company its first direct presence in the growing Asian market.

In 1997, the Company completed the acquisition of three CCTV operations. Check Out Security Systems in Denmark, D & D Security in Belgium and Evagard PLC in the United Kingdom. These strategic acquisitions will allow the Company to provide direct CCTV products, installation, and service to key markets within Scandinavia, the Benelux countries, and the United Kingdom. Also in 1997, the Company acquired 2M Security Systems ApS, its distributor of retail security products throughout Denmark.

On February 2, 1998, the Company acquired the operating assets of Tokai Electronics Co., Ltd., which is a Japanese manufacturer of radio frequency labels, for approximately $27 million. The Company has held a one-third interest in Tokai since 1995.

In March 1997, the Company's Board of Directors adopted a new shareholder's rights plan (1997 Plan) which replaced a prior plan that had been adopted in 1988. The Rights under the 1997 Plan attached to the common shares of the Company as of March 24, 1997. No separate certificate representing the Rights will be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The rights may be exercised by the holders at a price of $100.00 per share of common stock, subject to adjustment. The terms of the Rights are set forth in the 1997 Plan, a copy of which was attached as
Exhibit 4.1 to the Company's Form 10-K for the year 1996.

Principal Product Categories
----------------------------
   Electronic Article Surveillance (EAS)

EAS systems have been designed to act as a deterrent, and control the increasing problem of merchandise theft in establishments such as retail stores and libraries. EAS systems have been recognized by retail establishments to be a significant part of the overall total loss prevention program which includes closed-circuit television, surveillance cameras, security guards, and more efficient product merchandising. EAS systems, when combined with other systems, provide retail management with the ability to monitor consumer activity and impact merchandise shrinkage.

The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying high margin and high cost items. This directly improves product velocity and reduces employee costs. With the advent of more sophisticated data collection systems at the point-of-sale and more efficient inventory controls, retailers have become increasingly aware of the item shrinkage problem and its impact on revenue and profitability. EAS systems have become the preferred choice to control these losses.

EAS systems are generally comprised of three components: detectable and deactivatable security circuits (embedded in tags or labels), referred to as "tags", which are attached to or placed in the articles to be protected; electronic detection equipment, referred to as sensors, which recognize the tags when they enter a detection area (usually located at store entrances and exits); and deactivation equipment that disarms the tag when customers follow proper check-out procedures.

   CCTV Systems and Monitoring Services

A full line of closed-circuit television products is offered by the Company along with its EAS products, providing a total systems solution package for retail establishments. The product line consists of basic and high-speed camera systems, programmable switcher controls, time-lapse recording, remote tele-surveillance, Point-of-Sale (POS) monitoring. Clarity Concept (R) Video

Surveillance Systems are designed for both internal and external applications to monitor location activity. These full-featured, programmable pan/tilt/zoom camera systems offer the greatest flexibility and functionality, and when combined with the Company's remote video tele-surveillance system, and Viewpoint(R) POS monitoring capability, allow the retailer to manage store operations efficiently and economically.

The Company's custom designed fire/intrusion alarm systems, such as Secure PointTM, is a full perimeter intrusion alarm system which completes the line of products that can be procured through the Company. All systems supplied can be included in the Company's 24-hour Central Station Monitoring program.

   Access Control Systems

Electronic access control systems restrict access to areas requiring protection from intrusion by unauthorized personnel by granting access only to selected individuals at specified times. Continued developments in processing and software technology have enhanced the sophistication of electronic access control systems while lowering the cost.

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

   RF-EAS/IDTM - Intelligent Tagging

The joint development of a new product undertaken by the Company and Mitsubishi Materials Corporation (Mitsubishi) for both retail and library establishments is called RF-EAS/IDTM. This joint project combines the Company's EAS tag development strength with Mitsubishi's microchip and materials expertise. The product, in the form of an intelligent tag, will be capable of carrying information about a consumer product's history from the initial manufacturing process through distribution, retail sales and ultimately, consumer record keeping. The focus of the project is to provide a complimentary means to the retail establishment to take advantage of existing EAS systems by adding more intelligence to the products being protected.

Products
--------
   Product Descriptions

     EAS Systems

The Company offers a wide variety of EAS solutions to meet the requirements of retail store configurations. The Company's EAS system is primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags.

The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions (FCC) regulations governing radio frequencies (RF), signal strengths and other factors. The Company's present EAS products comply with applicable regulations. In addition, the Company's present EAS products meet all regulatory specifications for the countries in which they are sold.

     Sensors

The Company's sensor product lines are used principally in retail establishments and libraries. In retail establishments, EAS sensors are usually positioned at the exits from areas in which protected articles are displayed. Each unit includes one or multiple vertical sensors placed at pre-set distances (i.e. three to eight feet apart).

In libraries, sensors are positioned at the exit paths, and gates or turnstiles which control traffic. Tags are placed inside books and other materials to be protected. A tag passing through the sensor triggers an alarm, which locks the gate or turnstile. The tag can easily be deactivated (detuned) or passed around the sensor by library personnel.

EAS system components include a wide range of sensor styles including chrome, wood, glass or custom designs. The Company also offers the customer a choice of patented disposable paper tags, reusable flexible tags and reusable hard plastic tags. The EAS system's transmitter emits an RF signal and the receiver measures the change in that signal caused by an active tag, causing the system to activate the alarm. For fiscal years 1997, 1996, and 1995, the percentage of the Company's net revenues from sensors was 26%, 27%, and 23%, respectively.

Introduced in 1990, the QS2000(R) remains the most popular of the Company's narrow aisle product line, especially in the drug and supermarket stores because of its rugged, reliable design. Improvements to the QS2000 system electronics have kept the system current with state-of-the-art digital technology. The QS2000 has been re-engineered to provide excellent tag detection with enhanced tag-discrimination capabilities. Using digital filtering technology, the QS2000 analyzes RF signals in its detection zone and can discriminate between unique tag signals and environmental interference. This development greatly enhances system integrity while increasing tag detection. The QS2000 is also available in a weatherized version for outdoor use.

Rounding out the narrow aisle product line, the Company also offers chrome-finished Quicksilver (R) sensors, and solid-oak Signature (R) sensors, featuring similar technology as offered in the QS2000.

To satisfy the European and Pacific Rim preference for in-lane protection in supermarkets and hypermarkets, the Company offers several in-lane EAS sensors that are compatible with the full range of EAS tags and deactivators.
Marketed under the names Corvus (R) and INCA (R), these systems utilize the same technology used in the QS2000 style products but are typically installed in-lane at the checkout counter and provide retailers an alternative to manage shrinkage caused by theft.

The Company also offers a line of value-priced, reusable tag detection systems designed primarily for providing wide-aisle protection for the apparel marketplace. Marketed under the name QS1500(tm) and QS1600(tm), the system offers detection on either side of a single sensor, or it can protect up to six feet between two sensors. For wider detection, the QS1600 with two pedestals can detect tags at distances of up to twelve feet, which is ideal for mall environments. This system is an inexpensive solution for wide-aisle detection.

The Pillar (R) family of products was introduced in January, 1998. The Pillar family offers flexibility in packaging and style and unobtrusive wide-aisle protection. The Pillar system utilizes Digital Signal Processing (DSP) technology along with the Company's newly developed Advanced Digital

Discrimination (ADD/RF (R))digital filtering technology. This combination allows the retailer to protect wide-aisles while using the full range of tags and Source Tagged merchandise. The sensor can be customized to "blend" into the retail store, making EAS part of the retail space. With ADD/RF, the Pillar family offers the highest level of wide aisle protection for the sophisticated retailer.

The Strata (R) family of sensors will also be introduced in 1998. A significant feature of these technically advanced EAS systems is the combination of a receiver and transmitter in a single sensor. Utilizing the latest Digital Signal Processing (DSP) technology along with the Company's newly developed Advanced Digital Discrimination ADD/RF (R)) digital filtering technology, the Strata family can protect aisle widths of 12 feet using only two sensors. One sensor is capable of three feet of detection on either side of the sensor. Currently available in a high impact plastic housing, the Strata will be released in a glass and metal version in mid 1998. Additional features include merchandising panels, alarm counter, pager interface, people counters and alarm sounding devices.

The Company makes the QS4000 (tm), QS4500 (tm) and QS5500 (tm) for mid-isle (four to five feet) applications. All of these sensors use the Company's advanced sensor technology and are compatible with the full range of tags and scan/deactivation systems.

     Deactivation Units

Deactivation units eliminate the ability of the tag to be recognized by the RF field in the sensor which sets off an alarm. Deactivation usually occurs at the point of sale.

In 1986, the Company introduced Counterpoint (R) I, a non-contact deactivation unit which eliminated the need to search for and remove or manually detune disposable tags. In 1989, the Company patented and introduced integrated scan/deactivation. Integrated scan/deactivation provides simultaneous reading of the bar code information, while deactivating the tag in one single step at the point-of-sale.

Counterpoint VII was introduced in 1997. With its deactivation and scan/deactivation technology, cashier training is virtually eliminated and through-put speed is maximized. This capability has helped establish the Company as the preferred technology with retailers concerned about customer through-put at their point-of-sale.

Deactivation configurations include horizontal counter-mounted slot scanners, vertical mounted scanners, hand-held scanners and weigh scale scanners. The Company integrates the deactivation capability with more than 40 bar code scanners. These scanners are available from companies such as PSC (formerly SpectraPhysics), Symbol Technologies, Inc., Metrologic, Inc., NCR (National Cash Register,Inc.), ICL Systems, Inc./Fujitsu Ltd., IBM (International Business Machines), and ScanTech BV.

These scanners have a deactivation range up to 18 inches. Most of these units can be configured to provide verification of a reusable tag if left on the merchandise accidentally, eliminating embarrassing cashier errors. Two types of deactivation pads are available for a variety of retail environments.

The Company has pioneered the development of interlock and post scanner verification. These tools, working with the Company's patented integrated scan/deactivation, allow the retailer to reduce the incidence of internal (cashier) theft due to sliding and sweethearting at the point-of-sale. For 1997, 1996, and 1995, the percentage of the Company's net revenues from deactivation was 12%, 13%, and 12%, respectively.

     Tags

All tags contain an electronic circuit that, unless deactivated (disposable tags) or removed (reusable tags), triggers an alarm when passed through the sensors. Customers can choose from a wide variety of tags, depending on their merchandise mix. Tags can be applied either in-store, at the manufacturing site or at a distribution center.

     Disposable Tags

Disposable security tags are affixed to merchandise by pressure sensitive adhesive or other means. These tags range in size from 1.125" x 1.5" to 2.0" x 2.0" enabling retailers to protect smaller, frequently-pilfered items. Disposable tags must be deactivated electronically at the point-of-sale, or passed around the sensors. The Company provides labels compatible with a wide variety of standard price-marking/bar-coding printers. The Company's tags can be integrated with printers from Sato, Zebra, Monarch ,Printronix and Soabar. This integration, referred to as Cheklink (R) was developed to combine pricing, merchandising, protection and data collection in a single step. Disposable tags can be applied at the vendor level, in the distribution center or in-store. Under the Company's Impulse (R) program, tags can be embedded in products or packaging at the point-of-manufacture. For 1997, 1996, and 1995, the percentage of the Company's net revenues from disposable tags was 22%, 24%, and 26%, respectively.

The Company is licensed to sell and provide tags in roll form for the Model 4021 label applicator printer (Pathfinder (R) manufactured by Monarch Marking Systems. This product s a sophisticated electronic portable bar code label printer and applicator ideal for use in high-volume mass merchandise, drugstore and supermarket environments. In addition, the Model 4021 Applicator has a self-contained keyboard which allows for easy entry of various types of label data including bar code, price and size. The Model 4021 Applicator also has built-in scanning capability that can scan existing product bar codes, then print identical labels for application without obscuring important product information.

The Company has working relationships with both Avery Dennison, a worldwide manufacturer of pressure-sensitive adhesive labels, and Shore to Shore, a leader in merchandise identification for the retail and apparel industries. Both Avery Dennison and Shore to Shore offer their customers merchandise labels and tags that contain embedded RF security circuits provided by the Company. Avery Dennison embeds the RF circuits into customized tag and label designs using a fully automated proprietary process. Shore to Shore integrates the RF circuits into merchandise tags which are available with a customer's current graphic media, bar code and/or variable information.

In addition, the Company has an agreement with A&H Manufacturing (A&H), the leadingU.S. supplier of costume jewelry cards, which grants A&H the right to embed Checkpoint tags in cards during manufacturing.

     Reusable Tags

Reusable security tags fall into two categories: (i) flexible tags are plastic-laminated tags used in a variety of markets and are removed at the point-of-sale; and (ii) hard tags consist of a tag and a locking mechanism within a plastic case, also removed at the point-of-sale. Reusable tags are used primarily in the apparel market and provide a visible deterrent. Both flexible and hard tags use a nickel-plated steel pin which is pushed through the protected item with a magnetic fastener. These tags can also be attached with a lanyard using the magnetic fastener. An easy-to-use detacher unit removes reusable tags from protected articles without damage. For 1997, 1996, and 1995, the percentage of the Company's net revenues from reusable tags was 10%, 8%, and 9%, respectively.

The Company also supplies the UFO hard tag. In the opinion of the Company's management, the UFO hard tag design, combined with a superior locking device, makes the UFO a difficult tag to defeat. The UFO tag, due to its patented design, combines a unique conical shape with an interior antenna which, due to its placement at an angle, provides superior detection.

The Company also markets a line of fluid tags marketed under the name ChekInk
(R) II that provides a cost-effective defense against shoplifters. Unauthorized removal of these tags will cause sealed vials of dye to break open, rendering the garment unusable. ChekInk II serves as a practical alternative to securing valuable merchandise. Ideal goods stores, ChekInk II can be removed quickly and easily at point-of-sale in the same manner as the reusable tags. In addition to reusable tags described above, the Company manufactures a variety of other reusable hard tags.

The Company makes a full range of plastic Safer (R) products used to provide added security to such items as CDs, videos and electronic games. The Company has a business agreement with MW Trading ApS, a manufacturer and distributor of home entertainment security products, to license and manufacture these products for the North and South American marketplace.


     CCTV Systems and Monitoring Services

In early 1995, the Company acquired Alarmex, Inc. (Alarmex), a designer, distributor and installer of CCTV and fire/intrusion alarm systems for retail establishments. Alarmex, which was renamed Checkpoint Security Systems Group, Inc., provides a full line of camera, monitoring, perimeter protection and fire/intrusion alarm equipment and services. Prior to this, the Company acquired, in 1991, the world wide licensing rights for Viewpoint (R), a POS total transaction monitoring system designed to help control internal theft.

CCTV products in this product line include fixed high speed and basic black & white and color cameras, VCR's, digital storage, and the Company's Clarity Concept (R) dome CCTV product, which is a fully functional pan/tilt/zoom camera system.

Monitoring products include the Company's Viewpoint (R) and Possi (R) POS transaction monitoring systems and SiteLineTM video text insertion programs. All systems can be remotely accessed and are capable of monitoring POS activities.

To compliment the full line of CCTV and monitoring products, the Company also provides fire and intrusion alarm systems for its retail customers. Products such as Secure PointTM, an RF-based burglar alarm system, and KeywriterTM, a scheduled-access verification system that monitors employee activity, are just some of the user friendly products offered in the security arena. All of the customer's facilities can be monitored by the Company's UL approved 24 hour central monitoring station. For fiscal 1997, 1996, and 1995, the percentage of the Company's net revenue from CCTV systems and monitoring services was 16%, 13%, and 16%, respectively.


   Access Control Systems

Electronic access control systems restrict access to areas requiring protection from intrusion by unauthorized personnel by granting access only to selected individuals at specified times. For fiscal years 1997, 1996, and 1995, the percentage of the Company's net revenue from access control systems was 3%, 3%, and 3% respectively.

The Threshold (R) product line consists of eight systems, ranging from a small non-computer based system to large scale networked Microsoft Windows(R) based offerings. These sophisticated systems provide a maximum degree of control, monitoring and reporting for any size facility. The Threshold product line features a Distributed Network ArchitectureTM which stipulates that no single point of failure will effect the entire system. These systems are capable of controlling up to 500 doors for access control and up to 50,000 cardholders. The incorporation of alarm and control point monitoring (i.e. turning lights on or off) are also integral features of all eight Threshold offerings.

The Company's remote software packages allow the connection of the controller, a microprocessor based device, from anywhere in the country via standard telephone lines. This functionality opens up major markets for communications, utilities and other large scale customers with remote facilities to manage.

The newest additions to the Threshold line incorporate the power of Microsoft's Windows operating systems. Threshold 95 (R) and Threshold NT (R) make use of a Graphical User Interface (GUI) for easy to use operator intervention. These two systems allow the integration of third party software packages, like video imaging, CCTV, and paging systems, to enhance the basic access control offering. The video imaging feature attaches a video snap shot of card users in the systems. These images are stored in the users record and can be called to the monitor when a card is presented to any reader.

All electronic access control systems can also monitor other occurrences, such as a change in the status of environmental systems, motors, safety devices or any controller with a digital output. While monitoring these controllers, any output can, by a pre-programmed decision, cause an alarm to sound or another event to occur.

The Company has several proprietary proximity card/tag and reader systems for any environment. The Mirage (R) family of readers provides rapid card verification with the ability to mount to metal without signal degradation. The Mirage SG (R) provides the same reliable read performance in a smaller, more aesthetically pleasing package.

The Mirage proximity cards are comprised of a custom-integrated circuit attached to an antenna and implanted in a plastic card or key tag. This circuit is powered by RF energy transmitted by the reader located near the entrance of a controlled door. Access is granted by the attached controller when a properly powered card transmits its code to the reader.

The integrity of the internal card code is protected and cannot be copied or duplicated. In addition, a Mirage reader can be protected from environmental damage or vandalism by installing it inside a wall or behind glass. Mirage readers are used throughout the entire Threshold product line.

Principal Markets and Marketing Strategy
----------------------------------------

The Company markets its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics) and soft goods (apparel). The Company also markets its products and services to libraries. The Company is a market leader in the supermarket, drug store and mass merchandiser market segments with customers such as American Stores Company, Circuit City Stores, Inc., Dayton Hudson Corporation, Eckerd Corporation, Kohl's Department Stores, Mervyns, Rite Aid Corporation, Target Stores, Walgreen Co., and Winn Dixie in the U.S.; Canadian Tire, Shoppers Drug Mart/Pharmaprix, and Toys "R" Us in Canada; Gigante in Mexico; Hakon Group in Scandinavia; B&Q, British Shoe, Dixons, and Harrods in the UK; Continente, El Corte Ingles and Intermarche in Southern

Europe; and Big W in Australia.

Industry sources estimate that "shrinkage" (the value of goods which are not paid for) is a $30 billion annual problem for the U.S. retail industry and a concern of at least a comparable magnitude throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft.

Sophisticated data collection systems (primarily bar code scanners), available to retailers, have highlighted the shrinkage problem. As a result, retailers now recognize that the implementation of an effective electronic security system can significantly increase profitability. Accordingly, the retail industry is becoming increasingly focused on theft prevention.

Industry sources estimate there are approximately 330,000 major retail locations in the United States that would benefit from the installation of an EAS system. The Company estimates that approximately one-third of these locations have installed systems. The Company believes, moreover, that in the hard goods market approximately 20% of such sites are EAS protected.

Retailers generally apply the tags used in EAS systems at the retail store. Retailers have expressed interest in moving the insertion or application of the tags to the point-of-manufacture (source tagging). Many manufacturers have been receptive to source tagging in light of the potential increase in product volume (that is, more sales at the retail level due to easier customer access to products). According to one fragrance manufacturer's study, self-service fragrance sales are 60% greater than sales of products kept under lock and key. In addition, a study conducted for the Company by Management Horizons, a division of Price Waterhouse, reported that consumers made to wait in line or search for a salesperson to buy batteries or camera film from a secured location are likely to forego the purchase. The Company believes that source tagging provides retailers, manufacturers and retail customers with distinct benefits, principal among which are enhanced protection from theft, deactivation without the need for special training of store employees, more open display of merchandise resulting in increased sales, and reduced costs for retail products.

In early 1995, the Company acquired Alarmex (now referred to as Security Systems Group), which designs and provides CCTV, POS monitoring and burglar and fire alarm systems to over 10,000 retail sites in the U.S. With the acquisition of Alarmex, the Company is able to offer its customers a broader and more sophisticated range of CCTV and POS monitoring products.

The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer. More specifically, the Company's strategy includes the following:


- Expand the Company's presence in under-penetrated EAS markets such as supermarket, apparel and automotive- Broaden the line of security products to serve under-penetrated markets
- Continue expansion of its CCTV program on a worldwide basis to bring a total solution offering to retail customers
-  Continue to promote Impulse (R) Source Tagging on a worldwide basis
- Focus on strategic acquisitions and start-up opportunities both domestically and internationally
- Provide retailers with the next generation of security systems utilizing RF-EAS/ID(tm) systems and intelligent technologies

The Company promotes its products primarily through: (i) ease of integration into the retail environment; (ii) emphasizing Impulse (R) Source Tagging;
(iii) providing total loss prevention solutions to the retailer; (iv) superior service and support capabilities; (v) direct sales efforts and targeted trade show participation; and (vi) the offering of flexible financing options including the comprehensive tag program.

The Impulse (R) Source Tagging program was developed more than ten years ago to encourage retailers and manufacturers to work together to improve the protection of a retail establishments' merchandise and bring greater visibility to the manufacturer's products in the store. The Impulse program assists manufacturers in understanding how easily EAS tags can be applied, and more importantly, the simplicity in which the tags can be integrated into the manufacturing process. Engineering support, product evaluations and on-site source tagging specialists have been added to the Impulse program since its inception.

Studies conducted by retail trade associations and major universities indicate that source tagging provides major benefits to retailers. Source tagging greatly enhances security, creating a package-integrated theft deterrent that is virtually tamper-proof. Source tagging provides retailers with an array of merchandise display options previously impractical because of the threat of theft. This benefit has a positive impact on sales with reported increases as much as 200 percent. Source tagging eliminates the labor costs associated with manual, in-store application of security labels, and eliminates excessive packaging materials required for theft deterrence.

During 1997, over 500 million disposable tags were provided to over 1,000 worldwide manufacturers participating in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:
(i)intensify vertical market focus into key product segments where RF technology is the logical choice; (ii) expand source tagging activities into international markets; (iii) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (iv) expand RF tag products to accommodate more packaging schemes.

The Company's Comprehensive Tag Program (Comp Tag) is a financial marketing/sales tool designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase EAS systems. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest.

The Company attempts to anticipate the needs of its retail customers and to answer those needs by utilizing the versatility of RF technology.

RF-EAS/ID combines an intelligent chip with the Company's Radio Frequency (RF) circuit to deliver a tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology. The Company believes this will revolutionize retail operations as well as provide benefits to manufacturers and distributors in the retail supply chain.

To accelerate the development of the RF-EAS/ID technology, the Company entered into a joint research and development agreement, on February 12, 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo. This multi-year agreement, which creates a joint product research and development project, is dedicated to developing radio frequency intelligent tagging solutions for retail and library applications. The project combines funding, personnel, and other resources as well as the RF-ID technology portfolios of the two companies.

Distribution
------------
   EAS Systems

The Company sells its EAS systems principally throughout North America, South America, Europe, and Asia Pacific. During 1997, EAS revenues from outside the United States represented approximately 55% of the Company's EAS net revenues.

In the United States, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. The Company, at December 28, 1997, employed 102 salespeople who sell the Company's products to the domestic retail market and who are compensated by salary plus commissions. The Company's independent representatives sell the Company's products to the domestic library market on a commission basis. At the end of 1997, the Company had three such independent representatives. Of total EAS domestic revenues during 1997, 98% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's foreign subsidiaries, as of December 28, 1997, employed a total of 185 salespeople who sell the Company's products to the retail and library markets. The Company's international sales operations are currently located in Western and Southern Europe, Scandinavia, Canada, Mexico, Argentina, Brazil, Australia, and Japan.

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

Independent distributors accounted for 8.5% of the Company's EAS international revenues during 1997. Foreign distributors sell the Company's products to both the retail and library markets. The Company's distribution agreements generally appoint an independent distributor as an exclusive distributor for a specified term and for a specified territory. The agreements normally require the distributor to purchase a specified dollar amount of the Company's products over the term of the agreement. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, installation, customer training, maintenance and financing responsibilities.

   CCTV Systems and Monitoring Services

The Company markets its CCTV systems and services throughout the world using its own internal sales staff. These products and services are provided to both the Company's existing EAS retail customers as well as non-EAS retailers.

   Access Control Systems

The Company's Access Control Products Group sales personnel market electronic access control products to approximately 149 independent dealers. The Company employs seven salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

Salespeople
-----------
The Company presently employs approximately 300 salespeople. On average, these salespeople have over five years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog
-------
The Company's backlog of orders was approximately $24,200,000 at December 28, 1997, compared to approximately $8,400,000 at December 29, 1996. The Company anticipates that substantially all of the backlog at the end of 1997 will be delivered during 1998. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

Technology
----------
The Company believes that its patented and proprietary technologies are important to its business and strategies for growth and provide it with distinct competitive advantages. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. Due to a recent evaluation, certain of the Company's patents, both domestic and international, will not be renewed. It has been determined that the value of such patents, does not warrant the continued costs associated with maintenance of the patents in various countries.
Substantially all of the Company's revenues were derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company.

The Company also licenses certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material. Royalties amounted to approximately 1.2%, 1.4%, and 1.5% of EAS net revenues for fiscal years 1997, 1996, and 1995, respectively.

   EAS

Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. (ADL) for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a certain percentage of future EAS RF product revenue. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

   CCTV Systems and Monitoring Services

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint (R). Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.

   Access Control Systems

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid. Royalty expense for fiscal years 1997, 1996, and 1995 was less than 1% of the Company's EAC net revenues.

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

While the Company sold approximately 2.3 billion disposable RF tags in 1997, the recent expansion of the manufacturing facility in Puerto Rico increased the Company's capacity to five billion disposable RF tags per year.

On February 2, 1998, the Company purchased the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of disposable RF labels. This acquisition provides in additional capacity of one billion disposable RF tags.

The Company purchases raw materials from outside suppliers and assembles electronic components for the majority of its sensor product lines at its facilities in Puerto Rico. For its tag production, the Company purchases raw materials and components from outside sources and completes the manufacturing process at its facilities in Puerto Rico (disposable tags) and the Dominican Republic (reusable tags). Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The principal raw materials and components used by the Company in the manufacture of its products are electronic components for its systems, aluminum foil, resins and paper used for its disposable tags, ferric chloride solutions for the Company's etching operation of disposable tags and printed circuit boards. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. In general, there is an adequate supply of raw materials to satisfy the needs of the industry. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

   CCTV Systems and Monitoring Services

The Company does not manufacture any of the components for its CCTV product line other than small interface circuit boards. The Company purchases all the hardware components of its CCTV products from major distributors. Limited inventory levels are maintained since the Company places orders with these distributors as customer orders are received. The software component of the system is added at the customer's site.

   Access Control Systems

The Company purchases raw materials from outside suppliers and assembles the electronic components for controllers and proximity readers at its facilities in the Dominican Republic and Puerto Rico. For non-proximity electronic access control components, the Company subcontracts manufacturing activities. All electronic access control final system assembly and testing is performed at the Company's facilities in Thorofare, New Jersey.

Competition
-----------

   EAS

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Sensormatic Electronics Corporation (Sensormatic). Sensormatic is a fully integrated supplier of electronic security systems, with revenues of approximately $1.0 billion for its most recent fiscal year and an approximate 55% of the worldwide market share. Management estimates that the Company's market share of installed systems in the EAS industry is approximately 33%.

Within the U.S. market, additional competitors include Sentry Technology Corporation, principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, Esselte Meto, NEDAP, along with Sensormatic, are the Company's most significant competitors. On November 30, 1995, the Company acquired all of the stock of Actron which, prior to acquisition, had been a principal competitor of the Company in Western Europe.

The Company believes that its product line offers more diversity than its competition in protecting different kinds of merchandise with soft disposable tags, hard reusable tags and flexible reusable tags, all of which operate with the same RF system. As a result, the Company believes it appeals to a wider segment of the market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy and integration into operations. This combination provides many system solutions and allows for the protection of a variety of retail merchandise theft.

   CCTV Systems and Monitoring Services

The Company's CCTV and POS Monitoring products, which are sold through its Security Systems Group subsidiary, compete primarily with similar products offered by Sensormatic, Ultrak, Pelco, and Sentry Technology. The Company competes based on its superior service and believes that its product offerings provide its retail customers with distinct system features.

   Electronic Access Control

The Company's electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems.

Major competitors are Casi, Software House Inc. (a subsidiary of Sensormatic), Northern Computers, and Cardkey Systems. The Company believes that its products offer higher reliability and value than those of its competitors.

Research and Development
------------------------

The Company expended approximately $7,604,000, $6,408,000, and $6,862,000 in research and development activities during 1997, 1996, and 1995 respectively.

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

The Company continues to expand its product line with improvement in disposable tag performance and wide-aisle RF detection sensors. In addition, the Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. Due to a recent evaluation, certain of the Company's patents, both domestic and international, will not be renewed. It has been determined that the value of such patents, does not warrant the continued costs associated with maintenance of the patents in various countries.

The Company entered into a joint research and development agreement, on February 12, 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo, to develop RF-EAS/ID technology. This multi-year agreement, which creates a joint product research and development project, is dedicated to developing radio frequency intelligent tagging solutions for retail and library applications. The project combines funding, personnel, and other resources as well as the RF-ID technology portfolios of the two companies.


Employees
---------
As of December 28, 1997, the Company had 3,605 employees, including 9 executive officers, 78 employees engaged in research and development activities and 349 employees engaged in sales and marketing activities. In the United States, fewer than 16 of the Company's employees are represented by a union.

The Company announced plans to reduce its workforce by approximately 60 employees in connection with cost saving plans (primarily in Western Europe) and the consolidation of research and development facilities.


Financial Information About Domestic and Foreign Operations
-----------------------------------------------------------

The Company operates both domestically and internationally. The financial information regarding the Company's geographic segments, which includes net sales and profit from operations for each of the three years in the period ended December 28, 1997, and identifiable assets as of December 28, 1997, December 29, 1996, and December 31, 1995, is provided in Note 19 to the Consolidated Financial Statements.


Item 2.   PROPERTIES

The Company's headquarters and distribution center are located in leased facilities in Thorofare, New Jersey. Of the total 104,000 square feet, approximately 64,000 square feet are used for office space and approximately 40,000 square feet are used for storage facilities. The Company has entered into a twelve year lease for the facilities starting in 1995. The rent for the first five years is $692,000 annually.

In 1997, the Company leased two additional facilities located in Thorofare, NJ. The first is a warehouse facility consisting of 10,000 square feet. The lease term is for one year, through October 1998 with an annual payment of $58,000. The second is a training/research facility consisting of 18,240 square feet. This facility has a ten year lease through September 2007 and has an average annual rent of $128,000.

The Company's principal manufacturing facilities, for the production of most of its products, is located in Ponce, Puerto Rico. These facilities consist of two buildings, the first being a two-story building, which was completed in 1990, is owned by the Company and contains approximately 90,000 square feet. Included in the 90,000 square feet is approximately 11,000 square feet of office space and approximately 14,000 square feet of warehouse space. The second manufacturing facility, also owned by the Company, became operational in the fourth quarter of 1997, and is approximately 54,000 square feet. The Company leases an additional warehouse facility in Puerto Rico containing approximately 32,000 square feet. The lease expires in 2006 with an average annual rent over the term of the lease of approximately $80,000.

The Company leases two manufacturing facilities in the Dominican Republic.
One facility, located in La Vega, contains approximately 63,000 square feet. It includes approximately 5,000 square feet of office space and approximately 25,000 feet of warehouse space. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in December 2007 with an annual rent of approximately $32,000. The other facility, located in Los Alcarrizos, contains approximately 56,000 square feet. It includes approximately 6,000 square feet of office space and approximately 10,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security tags. The lease for the Los Alcarrizos property expires in December 2002 with an annual rent of approximately $23,000. The leases for both locations have been prepaid for their entire terms.

The Company's Security Systems Group subsidiary leases two facilities in Eden Prairie, Minnesota. One facility contains approximately 24,000 square feet of office and warehouse space. Assembly and distribution functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $148,000. The other facility contains approximately 16,000 square feet of office space. Customer service, sales support and administrative functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $197,000.

The Company's foreign subsidiaries maintain various sales and distribution locations principally in Australia, Argentina, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Mexico, The Netherlands, Sweden, Norway, Portugal, Spain, Switzerland, and the United Kingdom. The locations have an average of 6,600 square feet of office space and an average of 5,000 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to eighteen years with an aggregate average annual lease expense per location of $88,000 in 1997.

In November 1996, the Company's European Distribution Center became operational. The facility, located in Mechelen, Belgium, has approximately 13,000 square feet of office space and 33,000 square feet of warehouse space. The Company's Belgium sales subsidiary occupies approximately 3,000 square feet of office space. The lease for this facility expires in 2004 with an annual rent of approximately $256,000.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions all of which have arisen in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated financial position or results of operations.

The Company was involved in a United States Federal Trade Commission (FTC) investigation which was commenced on February 14, 1996 (refer to form 10-Q for the quarter ended September 28, 1997). As a result of the investigation, which was concluded, the Company entered into a Consent Order related to a certain provision of an agreement dated June 1993, with one of the Company's competitors. The Company believes that such Consent Order will not adversely affect its normal operations.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1997 to a vote of security holders.

Item A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                               Officer
Name                     Age   Since    Positions with the Company

Kevin P. Dowd             49   1988     President and Chief Executive Officer

Steven G. Selfridge       42   1988     Executive Vice President and Chief
                                        Operating Officer

William J. Reilly, Jr.    49   1989     Executive Vice President

Michael E. Smith          42   1990     Executive Vice President

Luis A. Aguilera          49   1982     Senior Vice President - Manufacturing

Lukas A. Geiges           59   1995     Senior Vice President - International
                                        Business Development

Jeffrey A. Reinhold       40   1995     Vice President - Finance, Chief
                                        Financial Officer and Treasurer

Neil D. Austin            51   1989     Vice President, General Counsel and
                                        Secretary

W. Craig Burns            38   1997     Vice President - Corporate Controller
                                        and Chief Accounting Officer

Mr. Dowd has been President of the Company since August 1993, and was named Chief Executive Officer and a Director of the Company in January 1995. Mr. Dowd was also Chief Operating Officer from August 1993 to April 1997. Mr. Dowd was Executive Vice President of the Company from May 1992 to August 1993. Mr. Dowd as Executive Vice President - Marketing, Sales and Service from April 1989 to May 1992 and Vice President of Sales from August 1988 to August 1989.

Mr. Selfridge has been Executive Vice President and Chief Operating Officer since April 1997. Mr. Selfridge was Executive Vice President from January 1996 to April 1997. He was Senior Vice President - Operations and Chief Financial Officer from August 1993 to January 1996, and was Treasurer from September 1989 to April 1995. He was Chief Financial Officer and Vice President - Finance and Treasurer of the Company from December 1990 to August 1993; and Vice President - Finance and Treasurer of the Company from September 1989 to December 1990. Mr. Selfridge was Corporate Controller, Chief Accounting Officer and Secretary from April 1988 to September 1989 and Controller of Domestic Operations from July 1986 to April 1988. Mr. Selfridge is a Certified Public Accountant.

Mr. Reilly has been Executive Vice President since April 1997. Mr. Reilly was Senior Vice President from August 1993 to April 1997. He was Vice President - Sales of the Company from April 1989 to August 1993. Mr. Reilly was Eastern Regional Sales Manager from March 1989 to April 1989.

Mr. Smith has been Executive Vice President since April 1997. Mr. Smith was Senior Vice President from August 1993 to April 1997. He was Vice President - Marketing from August 1990 to August 1993. Mr. Smith was Director of Marketing from April 1989 to August 1990 and Program Manager - National/Major Accounts from December 1988 to April 1989.

Mr. Aguilera has been Senior Vice President - Manufacturing since August 1993. He was Vice President - Manufacturing of the Company from April 1982 to August 1993, and Vice President and General Manager of the Company's Puerto Rico subsidiary since February 1979.

Mr. Geiges has been Senior Vice President - International Business Development since April 1994. Prior to joining the Company, Mr. Geiges was a consultant to the Actron AG Board of Directors from 1993 to March 1994 and Chairman of the Board of Directors and President of Actron AG from 1988 to 1993.

Mr. Reinhold has been Vice President - Finance, Chief Financial Officer and Treasurer since January 1996. Mr. Reinhold was Vice President and Treasurer of the Company from April 1995 until January 1996. Prior to joining the Company, Mr. Reinhold spent thirteen years at First Fidelity Bank, N.A. where he held a variety of management positions in various lending departments and loan workout. Mr. Reinhold was Senior Vice President and Division Manager - Middle Market Lending from 1994 to March 1995.

Mr. Austin has been Vice President - General Counsel and Secretary since joining the Company in 1989.

Mr. Burns has been Vice President - Corporate Controller and Chief Accounting Officer since December 1997. He was Director of Tax from February 1996 to December 1997. Prior to joining the Company, Mr. Burns was a Senior Tax Manager with Coopers & Lybrand, L.L.P. from June 1989 to February 1996. Mr. Burns is a Certified Public Accountant.

                             PART II

Item 5.    MARKET for the REGISTRANT'S COMMON STOCK and RELATED SECURITY
                HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange
(NYSE)under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the NYSE Composite Tape after giving retroactive effect to the February 1996 two-for-one Stock Split.


                                                        High        Low
                                                        ----        ---
                                                         Closing Price
   1996:
       First Quarter.............................      $25        $18
       Second Quarter............................       38  7/8    24  1/2
       Third Quarter.............................       36  3/4    24  7/8
       Fourth Quarter............................       26  7/8    21  1/2

  1997:
       First Quarter.............................      $24  1/8   $17  3/4
       Second Quarter............................       17  3/8    10
       Third Quarter.............................       16  3/16   13  7/16
       Fourth Quarter............................       17         14  1/4


As of March 2, 1998 there were 1,626 record holders of the Company's Common
Stock.

The Company has never paid a cash dividend on the Common Stock (except for a nominal cash distribution in April, 1997 to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments from paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs) and other factors.

Item 6.       SELECTED ANNUAL FINANCIAL DATA

                    1997        1996        1995         1994        1993
                 ========     ========   ========     ========    ========
                             (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues     $335,964     $291,769    $204,741    $128,331     $ 93,034
Earnings before
  income taxes   $ 13,565(1)  $ 29,877    $ 16,598    $  8,377     $  2,071
Income taxes     $  5,445     $  9,430    $  5,189    $  2,094     $    456
Net earnings     $  8,228(1)  $ 20,447    $ 11,409    $  6,283     $  1,615
Earnings per
 common share (4)
  Basic          $   .24  $  .64    $  .43    $  .30     $  .08
  Diluted        $   .23  $  .60    $  .42    $  .29     $  .08
AT YEAR-END:
Working capital  $211,570     $285,753    $148,074    $ 39,427     $ 27,984
Long-term debt   $150,855     $153,356    $155,674    $ 35,556     $ 24,302
Shareholders'
 equity          $277,550     $300,794    $137,658    $ 61,303     $ 53,779
Total assets     $516,434     $521,653    $362,151    $127,925     $104,999


                            SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                        --------------------------------------------
                    First      Second       Third     Fourth       Year
                    -----      ------       -----     ------       ----
                            (Thousands, except per share data)
1997
----
Net revenues       $68,178    $81,036      $87,959   $98,791     $335,964
Gross profit       $28,037    $34,539      $37,586   $34,078(2)  $134,240(2)
Net earnings
 (loss)            $ 2,435    $ 4,866      $ 6,050   $(5,123)(1) $  8,228(1)

Earnings (loss)
 per common
 share:(3),(4)
  Basic            $   .07    $   .14      $   .18   $  (.15)    $   .24
  Diluted          $   .07    $   .14      $   .17   $  (.15)    $   .23

1996
----
Net revenues       $66,994    $74,792      $73,765   $76,218     $291,769
Gross profit       $27,438    $32,333      $30,064   $33,910     $123,745
Net earnings       $ 2,946    $ 6,210      $ 5,358   $ 5,933     $ 20,447
Earnings
 per common
 share:(3),(4)
  Basic            $   .10    $   .20     $    .16   $   .17     $    .64
  Diluted          $   .10    $   .18     $    .15   $   .16     $    .60

(1) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.
(2) Included in gross profit is a $1.1 million pre-tax restructuring charge and non-recurring pre-tax charges of $6.6 million.
(3) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.
(4) Earnings per share for prior periods have been restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring revenues and, to some extent, pricing. The Company's increasing base of installed systems provides a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal year 1997, approximately 30% of the Company's net revenues were attributed to sales of disposable tags and service to its installed base of customers.

Due to the broad geographic marketplace in which the company operates, the Company's revenues are susceptible to currency fluctuations. Approximately 47% of fiscal 1997 revenues were generated from outside the U.S.

   Cost of Revenues

The principal elements comprising cost of revenues are product cost, development cost, and field service and installation cost. Across all of the Company's product lines, product costs averaged approximately 47% of net revenues for 1997. The components of product cost are as follows: 72% material, 14% labor, and 14% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components for its systems, aluminum foil, resins and paper used for its disposable tags, ferric chloride solutions for the Company's etching operation of disposable tags and printed circuit boards. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. In general, there is an adequate supply of raw materials to satisfy the needs of the industry. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

The Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a significant cost advantage over its competitors.

During 1997, the Company expanded its manufacturing capacity in Puerto Rico. As capacity will exceed product demand in the near term, production costs will be negatively impacted.

For fiscal year 1997, field service and installation costs approximated 10% of net revenues. The Company believes that it has and will continue to make product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

   Selling, General and Administrative Expenses

For fiscal year 1997, sales, marketing and customer service comprised approximately 55% of all selling, general and administrative expenses.

   Taxes

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (Section 936) and are substantially exempt from Puerto Rico income taxes. The Company's effective tax rate for fiscal 1997 was 40.1%. The Company anticipates that its effective tax rate will decrease in 1998 as restructuring and cost savings programs decrease the impact of foreign losses on the global effective tax rate.

In August 1996, the Small Business Job Protection Act of 1996 was signed into law. The Act generally repeals the Puerto Rico Possessions tax credit (Sec
936) for taxable years beginning after December 31, 1995. However, the Act provides grandfather rules for corporations which are existing credit claimants.

Since the Company is an existing credit claimant and uses the wage credit method, the possession tax credit, attributable to business income for the possession, continues to be determined as under present law for taxable years beginning after December 31, 1995 and before January 1, 2002. For taxable years beginning after December 31, 2001 and before January 1, 2006, the corporation's possession business income that is eligible for the wage credit is subject to an income cap. For taxable years beginning in 2006 and thereafter, the credit is eliminated. This act does not have a material impact on the current financial position of the Company or the effective tax rate for fiscal year 1998.

   Exposure to International Operations

As a result of the Company's strategy to increase its direct sales to customers (as opposed to sales through independent distributors), approximately 91% of the Company's international sales for fiscal year 1997 were made in local currencies. This increase in sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can adversely affect results.

To reduce the Company's exposure, resulting from the impact of currency fluctuations on foreign denominated currency receivables, the Company has been purchasing currency exchange forward contracts on a regular basis. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party. As of December 28, 1997, the Company had currency exchange forward contracts totaling approximately $42.0 million related to foreign currency denominated receivables. The term of the currency exchange forward contracts is rarely more than one year. The contracts are in the various local currencies covering the Company's European operations, Australia, Japan, and Canada. The Company's operations in Argentina, Mexico, and Brazil were not covered by forward exchange contracts at December 28, 1997.

During 1997, the Company purchased a series of put options denominated in German marks. The put options gave the Company the right, but not the obligation, to convert marks into U.S. dollars at a specified exchange rate. The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options should result in reducing the Company's risks associated with significant exchange rate fluctuations.

In November 1997, the Company also purchased currency exchange forward contracts with the notional amount of 1.0 billion yen in connection with the Company's obligation to acquire Tokai Electronics Company, Ltd. on February 2, 1998.

   Seasonality

The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year.




   Acquisition of Actron Group Limited

On November 30, 1995 the Company completed the purchase from ADT (UK) Limited of all the capital stock of Actron Group Limited, a wholly owned subsidiary of ADT. The original purchase price was $54.0 million subsequently adjusted to $51.5 million. Actron previously manufactured, sold and distributed radio frequency electronic security systems to the retail industry throughout Western Europe. For the year ended December 31, 1994, Actron had revenues of approximately $50 million. The Company believes that the acquisition of Actron has resulted in: (i) consolidation of critical mass in the Western European market leading to a more rational product offering and pricing; (ii) cost savings, as expenses have been eliminated through consolidation; (iii) additional patent protection; and (iv) a lower cost structure.

   Year 2000

The Company's management believes that its major financial and manufacturing applications are year 2000 compliant. The Company expects no material impact on its internal information systems from the year 2000 issue. The Company has recently initiated communications with its significant suppliers to determine the extent that the Company may be impacted by third parties' failure to address the issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.


   Earnings Per Share

Effective December 28, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Per share amounts for all periods reflect diluted EPS, unless otherwise noted.


   Statements of Financial Accounting Standards Not Yet Adopted

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. The Company is reviewing these new standards for adoption in 1998.

Results of Operations
---------------------
Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

   Overview

During 1997, revenues increased by approximately $44.2 million (or 15.1%) over the fiscal year 1996. The increase in revenues was due primarily to increased sales of the Company's EAS and CCTV product lines within the United States. Before the impact of non-recurring charges and restructuring, the cost of revenues increased slightly as a percentage of sales (from 57.6% to 57.8%). Including the non-recurring and restructuring charges, cost of revenues increased from 57.6% to 60.0%. Selling, general and administrative ("SG&A") expenses increased $20.9 million and increased as a percentage of revenues by 2.0% (from 32.1% to 34.1%). Income from operations, excluding non-recurring and restructuring charges, decreased $1.3 million (from $30.1 million to $28.8 million). Net earnings for fiscal year 1997, including non-recurring and restructuring charges, decreased by $12.2 million (from $20.4 million to $8.2 million) resulting in diluted earnings per share of $.23 for fiscal year 1997 versus $.60 achieved in fiscal year 1996.

   Net Revenues

Net revenues increased approximately $44.2 million (or 15.1%) over fiscal year 1996 (from $291.8 million to $336.0 million). Domestic and international net revenues accounted for approximately 53% and 47%, respectively, of total net revenues compared to 50% each of total net revenues for fiscal year 1996. Domestic retail Electronic Article Surveillance (EAS) net revenues increased by $18.0 million (or 18.7%) as a result of increased unit sales resulting from various chain wide installations. International EAS net revenues increased $6.3 million (or 4.4%) as a result of increased EAS sales volume generated by the Company's operations in Argentina ($3.4 million), Australia ($3.0 million) and Japan ($2.7 million increase over 1996 Japanese distributor sales), offset by a decrease in EAS sales in the European operations. The strengthening of the U.S. dollar negatively impacted the Company's revenue from its international operations by approximately $10.0 million. Worldwide sales of the Company's Security Systems Group products and related CCTV product lines increased $16.4 million or 43.2% (from $37.9 million to $54.3 million) over fiscal year 1996. The Company's Access Control product line had sales growth of 34.1% (from $8.5 million to $11.4 million) compared to the fiscal year 1996.

   Cost of Revenues

Cost of revenues increased approximately $33.7 million (or 20.1%) over fiscal year 1996 (from $168.0 million to $201.7 million). As a percentage of net revenues, cost of revenues increased 2.4% (from 57.6% to 60.0%) compared to fiscal year 1996. Included in the costs of revenues are non-recurring charges of $6.6 million and restructuring charges of $1.1 million. Before the impact of non-recurring and restructuring charges, the costs of revenues increased from 57.6% to 57.8% as a percentage of net revenue. The non-recurring charges relate to the conversion to the new manufacturing facilities in Puerto Rico, market penetration expenses in connection with international chain-wide roll-outs, and training costs of domestic CCTV service technicians. The restructuring charges included in costs of revenues relate to the termination of international master reseller agreements and the consolidation of European inventory within the European distribution center in anticipation of direct shipments from the distribution center to end-users within Europe.

   Selling, General and Administrative Expenses

SG&A expenses increased $20.9 million (or 22.3%) over fiscal year 1996 (from $93.7 million to $114.6 million). As a percentage of net revenues, SG&A expenses increased by 2.0% (from 32.1% to 34.1%). The higher expenses (in dollars) were due to: (i) approximately $13.5 million increase in variable selling costs to support an increase in revenues; (ii) approximately $4.4 million from an increase in general and administrative costs primarily related to the operation of the European headquarters; (iii) approximately $1.5 million of non-recurring charges relating to the charge-off of an account receivable (Nobody Beats the Wiz) and miscellaneous selling costs; and (iv) approximately $1.5 million of costs associated with the termination of the merger agreement with Ultrak, Inc.



   Restructuring Charge

In December 1997, the Company recorded a pre-tax restructuring charge of $9.0 million. This charge, relating directly to the Company's international operations, includes: (i) the elimination of approximately 60 positions internationally under a cost savings program ($5.4 million); (ii) the lease terminations of six of the company's international sales facilities to relocate into more suitable office/warehouse facilities ($1.0 million); (iii) the consolidation of the Company's European research and development center to the corporate headquarters ($0.5 million); (iv) the costs associated with the termination of two master re-seller agreements in Asia and Southern Europe ($1.6 million); and (v) the consolidation of inventory to the European distribution center ($0.5 million). Of the $9.0 million 1997 restructuring charge, $1.1 million is included in the cost of revenues. The estimated cash outlay for the restructuring is $8.0 million of which $0.5 million has been expended during 1997. At December 28, 1997, $7.5 million of the restructuring charges remained in Other Current Liabilities. The restructuring activity is expected to be substantially complete prior to the end of 1998.

   Other Income (Expense), net

Other income (expense), net increased by $1.7 million over fiscal 1996. Other income of $2.8 million in 1997 includes: (i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million relating to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange gain of $0.5 million.

   Interest Expense and Interest Income

Interest expense for fiscal year 1997 remained flat from prior year at $9.6 million. The majority of the interest expense is attributable to the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for fiscal year 1997 increased by $0.4 million (from $8.3 million to $8.7 million). (See "Management's Discussion and Analysis-Liquidity and Capital Resources", for additional information)

   Income Taxes

The effective tax rate of 40.1% is higher than the effective tax rate used in fiscal year 1996 of 31.6%. The increase in the tax rate is primarily due to certain foreign losses (resulting from the restructuring charges) for which tax benefits have not been recorded, as it is not more than likely that certain tax loss carryforwards will be utilized.

   Net Earnings

Net earnings were $8.2 million or $.23 per share for fiscal year 1997, versus $20.4 million or $.60 per share for fiscal year 1996. The weighted average number of shares used in the diluted earnings per share computation for fiscal year 1997 increased compared to fiscal year 1996 (from 34.1 million to 35.2 million). This increase was primarily due to the exercise of stock options and an increase in stock options outstanding, offset by the repurchase of common shares in 1997.


Exposure to International Operations

As a result of the Company's strategy to increase direct sales to customers (as opposed to sales through independent distributors), approximately 91% of the Company's international sales for fiscal year 1997 were made in local currencies. This increase in sales denominated in currencies other than U.S. dollars, increases the Company's potential exposure to currency fluctuations which can adversely affect results. During fiscal year 1997, currency exchange gains amounted to $0.5 million compared to currency exchange gains of $1.0 million for fiscal year 1996. Included in the currency exchange gains for 1997 is income of $0.6 million realized from the exercise of German mark put options, and an unrealized loss of $0.3 million on a yen denominated forward contract purchased in connection with the obligation to acquire the assets of Tokai Electronics Co., Ltd.

Results of Operations
---------------------
Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------

   Overview

During 1996, revenues increased by approximately $87.0 million (or 42.5%) over the fiscal year 1995. The increase in revenues was due primarily to increased sales of the Company's EAS product line within the Company's international distribution channels which was positively impacted by the Company's acquisition of Actron (completed in November of 1995). Cost of revenues increased as a percentage of sales (from 55.7% to 57.6%). The increase in cost of revenues was primarily the result of: (i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition; (ii) domestic chain wide rollouts; and (iii) the sale of inventory acquired with the Actron acquisition which carry a lower margin than the Company's existing EAS products.

Selling, general and administrative (SG&A) expenses increased $23.5 million but declined as a percentage of revenues by 2.2% (from 34.3% to 32.1%). Income from operations increased $11.0 million (from $19.1 million to $30.1 million). Net earnings for fiscal year 1996 increased by $9.0 million (from $11.4 million to $20.4 million) resulting in diluted earnings per share of $.60 for fiscal year 1996 versus $.42 achieved in fiscal year 1995.

   Net Revenues

Net revenues increased approximately $87.1 million (or 42.5%) over fiscal year 1995 (from $204.7 million to $291.8 million). Domestic and international net revenues accounted for approximately 50% each of total net revenues compared to 62.3% and 37.7%, respectively in fiscal year 1995. Domestic retail Electronic Article Surveillance (EAS) net revenues increased $14.7 million (or 18.0%) primarily as a result of increased unit sales resulting from various chain-wide installations. International EAS net revenues increased $68.7 million (or 89.0%) as a result of higher unit sales volume generated by the Company's operations in Europe ($53.7 million) which was primarily impacted by the Company's acquisition of Actron which was completed in November of 1995. In addition, the Company's Canadian, Mexican and Argentinean operations realized significant sales increases of $6.9 million, $1.9 million and $3.1 million respectively. Sales of the Company's Security Systems Group products (formerly Alarmex) and CCTV product lines increased slightly (from $33.2 million to $35.2 million) over fiscal year 1995. The Company's Access Control product line had sales growth of 20.6% (from
$7.1 million to $8.5 million) compared to the fiscal year 1995.

   Cost of Revenues

Cost of revenues increased approximately $54.0 million (or 47.3%) over fiscal year 1995 (from $114.0 million to $168.0 million). As a percentage of net revenues, cost of revenues increased 1.9% (from 55.7% to 57.6%) compared to fiscal year 1995. The increase in cost of revenues was primarily the result of: (i) higher field service costs resulting from increased service personnel, primarily from the Actron acquisition; (ii) domestic chain wide rollouts;
(iii) sales of Actron related products which carry higher product costs; and to a lesser extent, (iv) a loss of manufacturing efficiencies caused by Hurricane Hortense which forced the closure of the production facility in Ponce, Puerto Rico for eight days.

   Selling, General and Administrative Expenses

SG&A expenses increased $23.5 million (or 33.4%) over fiscal year 1995 (from $70.2 million to 93.7 million). As a percentage of net revenues, however, SG&A expenses decreased by 2.2% (from 34.3% to 32.1%). The higher expenses (in dollars) were due to: (i) approximately $11.8 million increase in variable selling costs to support the increase in revenues; (ii) approximately $7.7 million increase in general and administrative costs; and (iii) approximately $2.6 million related to the amortization of goodwill and intangibles generated from the Actron acquisition.

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

   Net Earnings

Net earnings were $20.4 million or $.60 per share versus $11.4 million or $.42 per share for fiscal year 1995. The weighted average number of shares used in the diluted earnings per share computation for fiscal year 1996 increased substantially compared to the fiscal year 1995 (from 27.4 million to 34.1 million) primarily due to: (i) shares issued during the second quarter of 1996 in connection with the Company's secondary equity offering previously mentioned (4,600,000 shares of common stock sold); and (ii) the exercise of stock options and an increase in stock options outstanding.

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

Net cash used in operations during fiscal 1997 was approximately $60.6 million compared to $17.5 million during fiscal 1996. This use of cash was primarily the result of the following activities: (i) an increase in accounts receivable resulting from increased sales and the granting of extended payment terms to certain strategic customers during fiscal 1997; (ii)increases in inventory levels primarily due to an increase in disposable labels, resulting from the Company's increased manufacturing capacity and increased supplies from Tokai Electronics Co., Ltd., and (iii)the Company's Comprehensive Tag Program which provides equipment financing to retailers utilizing the Company's EAS systems in exchange for a multi-year agreement to purchase disposable labels.

The Company's Comprehensive Tag Program (Comp Tag) is a financial marketing/sales tool designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest.

Comp Tag agreements that meet all the necessary requirements for sales-type leasing as defined under FAS 13, are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions as specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the accounting requires operating lease treatment. The cash flow impact is independent of the accounting used for the Consolidated Earnings Statement. In the majority of cases, the Company is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the statement of cash flows under two captions: i)Long-term customer contracts of those meeting sales-type lease accounting; or ii)Revenue equipment placed under operating lease. Comp Tag Contracts under the sales-type lease accounting method are included in Other Assets on the Consolidated Balance Sheets. Comp Tag contracts under the operating lease accounting method are included in

Revenue Equipment on Operating Lease on the Consolidated Balance Sheets.

In summary, the Company's management has determined that the risks of the Comp Tag Program (i.e. cash outlay, credit risk, equipment and tag monitoring costs) are far outweighed by the acceleration of chain-wide installations, which drive market share and faster acceptance of source tagging by manufacturers. This, in turn, reduces the retailers' costs of hand applying labels, thereby further increasing the favorable impact to the retailers' bottom line.

The Company's capital expenditures during fiscal 1997 totaled $26.7 million compared to $10.5 million during fiscal 1996. This increase is primarily due to the plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico which became operational at the end of the fourth quarter 1997.

The Board of Directors has approved the purchase of up to 10% or approximately3.5 million shares of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. During fiscal 1997, the Company purchased 1,590,700 shares of its common stock for a total cash outlay of approximately $22.3 million. The timing of additional repurchases of common shares will depend on a variety of factors including price.

In December 1997, the Company replaced its existing $60 million revolving credit facility with a $100 million multi-currency unsecured revolving credit facility. At the end of fiscal 1997, there were no outstanding borrowings under this credit agreement.

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand and the $100 million bank line of credit.

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

As of December 28, 1997, the Company had currency exchange forward contracts totaling approximately $42.0 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, Japanese and Australian operations. The Company's operations in Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at December 28, 1997.

In November 1997, the Company also purchased forward exchange contracts with the notional amount of 1.0 billion yen in connection with the Company's obligation to acquire Tokai Electronics Co., Ltd. on February 2, 1998.

During 1997, the Company also purchased a series of put options denominated in German marks which gave the Company the right but not the obligation to convert German marks at a specified exchange rate into U.S. dollars. At the end of fiscal 1997, the Company had no remaining currency options outstanding.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments from paying dividends.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................34

Consolidated Balance Sheets as of December 28, 1997 and
   December 29, 1996...................................................35

Consolidated Earnings Statements for each of the years
   in the three-year period ended December 28, 1997....................36

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 28, 1997..............37

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 28, 1997....................38

Notes to Consolidated Financial Statements..........................39-56

Financial Schedule
   Schedule II -Valuation and Qualifying Accounts......................60

              REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders Checkpoint Systems, Inc.

We have audited the consolidated financial statements and financial statement schedule of Checkpoint Systems, Inc. and subsidiaries listed in item 14 (a) of this Form 10K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Checkpoint Systems, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 13, 1998

                       CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                             December 28,     December 29,
                                                 1997             1996
                                             ------------     ------------
             ASSETS                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 64,138          $185,836

  Accounts receivable, net of allowances
       of $5,703,000 and $4,282,000             136,748            96,891

  Inventories, net                               77,631            53,073

  Other current assets                           13,570             9,608

  Deferred income taxes                           5,593             2,736
                                                -------            -------
           Total current assets                 297,680           348,144

REVENUE EQUIPMENT ON OPERATING LEASE, net        24,718            18,033
PROPERTY, PLANT AND EQUIPMENT, net               58,674            41,178
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                    72,304            71,622


INTANGIBLES, net                                 14,003            15,572

OTHER ASSETS                                     49,055            27,104
                                                -------           -------
TOTAL ASSETS                                   $516,434          $521,653
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings and
      current portion
      of long-term debt                         $ 6,957           $ 8,161

     Accounts payable                            13,200            12,677
     Accrued compensation and
      related taxes                               7,745             8,667
     Income taxes                                13,687             7,920
     Unearned revenues                           11,413            10,264

     Other current liabilities                   33,108            14,702
                                                 ------            ------
     Total current liabilities                   86,110            62,391

LONG-TERM DEBT, LESS CURRENT MATURITIES          30,855            33,356
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
DEFERRED INCOME TAXES                             1,458             5,112
MINORITY INTEREST                                   461                 -
COMMITMENTS AND CONTINGENCIES                         -                 -
SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued                    -                 -
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       36,338,228 and 36,134,622                  3,633              3,61
     Additional capital                         232,079            230,580
     Retained earnings                           86,873             78,645
     Common stock in treasury, at cost,
       3,188,700 shares and 1,598,000 shares    (27,986)            (5,664)
      Foreign currency adjustments              (17,049)            (6,380)
                                                -------             -------
TOTAL SHAREHOLDERS' EQUITY                      277,550            300,794
                                                -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $516,434           $521,653
                                                =======            =======
 See accompanying notes to consolidated financial statements.

                      CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED EARNINGS STATEMENTS

                                        1997        1996         1995
                                      -------     -------      -------
                                      (Thousands, except per share data)

Net Revenues                          $335,964    $291,769      $204,741


Cost of Revenues                       201,724     168,024       114,044
                                       -------     -------       -------

Gross Profit                           134,240     123,745        90,697


Selling, General and Administrative
   Expenses                            114,591      93,676        70,232

Restructuring Charge                     7,945           -         1,410

                                       -------      -------      -------
Operating Income                        11,704      30,069        19,055


Interest Income                          8,676       8,339         2,791


Interest Expense                         9,573       9,557         5,050


Other Income, (Expense), net             2,758       1,026          (198)
                                       -------      -------       -------
Earnings Before Income Taxes            13,565      29,877        16,598

Income Taxes                             5,445       9,430         5,189

Minority Interest                          108           -             -
                                       -------      -------      -------
Net Earnings                            $8,228     $20,447       $11,409
                                       =======     =======       =======
Earnings Per Share (note 11)
  Basic                                 $  .24     $   .64       $   .43
                                       =======     =======       =======
  Diluted                               $  .23     $   .60       $   .42
                                       =======     =======       =======


          See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Foreign
                       Common Additional Retained  Treasury Currency
                       Stock   Capital  Earnings   Stock    Adjust.   Total
                       -------  -------  -------   -------  -------   ------
                                                            (Thousands)

Balance
 December 25, 1994     $1,128   $21,592  $46,789  $(5,664)  $(2,542)  $61,303
(Common shares:
  issued 22,557,022;
  reacquired, 1,598,000)
  Net Earnings                            11,409                       11,409
Exercise of Stock
  Options                  44     5,200                                 5,244
Stock Issuances           329    57,835                                58,164
Stock Split,
 Effective
 February 22,1996       1,501    (1,501)                                     -
Foreign Currency
 Adjustments                                                  1,538     1,538
                       -------   -------  -------   -------   -------  ------

Balance,
December 31, 1995       3,002    83,126   58,198    (5,664)  (1,004)  137,658
(Common shares:
 issued 30,019,758;
 reacquired, 1,598,000)
Net Earnings                              20,447                       20,447
Exercise of Stock
 Options                  151    11,984                                12,135
Stock Issuances           460   135,470                               135,930
Foreign Currency
 Adjustments                                                 (5,376)   (5,376)
                        ------   -------  -------   --------  -------   -----

Balance,
December 29, 1996       3,613   230,580   78,645    (5,664)  (6,380)  300,794
(Common shares:
 issued 36,134,622;
 reacquired, 1,598,000)
Net Earnings                               8,228                        8,228
Exercise of Stock
 Options                   20     1,499                                 1,519
Foreign Currency
 Adjustments                                                (10,669)  (10,669)
Purchase of Common
 Stock                                             (22,322)           (22,322)

                         ------  --------  ------- --------  -------- -------

Balance,
December 28, 1997       $3,633  $232,079  $86,873 ($27,986)($17,049) $277,550
                        ======  ========  ======= ========  ======== ========
(Common shares:
 issued 36,338,228;
 reacquired, 3,188,700)

        See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           1997         1996        1995
                                           ----         ----        ----
 Cash inflow (outflow) from operating                (Thousands)
  activities:
 Net earnings                              $8,228       $20,447     $11,409
 Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
   Net book value of rented equipment sold    811         4,391       1,502
   Revenue Equipment placed under
       operating lease                    (15,699)      (13,987)    (11,680)
   Long-term customer contracts           (20,814)      (10,804)     (2,017)
   Depreciation and amortization           23,526        18,322      12,178
   Deferred Taxes                          (6,511)          363         362
   Provision for losses on accounts
       receivable                           1,822         2,219       1,188
   Restructuring charge                     8,500             -       1,254)
   (Increase) decrease in current assets:
   Accounts receivable                    (46,657)      (25,148)    (25,600)
   Inventories                            (27,863)        3,032     (11,738)
   Other current assets                    (4,777)       (3,046)      1,706

Increase (decrease) in current
      liabilities:
   Accounts payable                           709        (5,246)     (1,820)
   Accrued compensation and related
       taxes                                 (626)          935       2,460
   Income taxes                             5,638         2,847       2,256
   Unearned revenues                        1,535         1,848       1,612
   Other current liabilities               11,536       (13,649)      2,175
                                          -------       -------     -------
   Net cash used by operating
      activities                          (60,642)      (17,476)    (14,753)
Cash outflow from investing               -------       -------     -------
    activities:
 Acquisition of property, plant and
   equipment                              (26,714)      (10,454)     (9,379)
 Acquisitions, net of cash acquired        (4,396)       (5,898)    (65,997)
 Other investing activities                (5,438)       (3,530)     (4,276)
                                           -------       -------     -------
  Net cash used by investing
     activities                           (36,548)      (19,882)    (79,652)
Cash inflow (outflow) from financing      -------       -------     -------
    activities:
 Proceeds from stock issuances              1,519       148,065      59,910

 Proceeds of debt                              -          1,653     157,281
 Payment of debt                           (3,705)       (3,980)    (46,274)
 Purchase of treasury stock               (22,322)            -           -
   Net cash provided by (used by)         -------        -------     -------
    financing activities                  (24,508)      145,738     170,917
Net increase (decrease) in cash and       -------       -------     -------
 cash equivalents                        (121,698)      108,380      76,512
Cash and cash equivalents:
  Beginning of year                       185,836        77,456         944
                                          -------       -------     -------
  End of Year                            $ 64,138      $185,836    $ 77,456
                                          =======       =======     =======
     See accompanying notes to consolidated financial statements.

                          CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
----------------------
The Company is a multinational designer, manufacturer and distributor of integrated electronic security systems-utilizing proprietary RF technologies-designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including EAS systems, CCTV systems, POS monitoring systems and access control systems, primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics stores) and soft goods (apparel). The Company also markets its products and services to libraries.

Principles of Consolidation
----------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority owned subsidiaries (Company). All material intercompany transactions are eliminated in consolidation.

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

Fiscal Year
----------
The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 1997, 1996, and 1995 are for: the 52 weeks ended December 28, 1997, the 52 weeks ended December 29, 1996, and the 53 weeks ended December 31, 1995.

Reclassifications
-----------------
Certain reclassifications have been made to the 1996 and 1995 financial statements and related footnotes to conform to the 1997 presentation.

Stock Split
-----------
On January 4, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend distributed on February 22, 1996 to stockholders of record as of January 18, 1996. Stockholders' equity at December 31, 1995 reflects the retroactive effect of the stock split by reclassifying from additional capital to common stock the par value of the additional shares arising from the split. All prior year share and per share amounts were restated to reflect the February 1996 stock split.

Revenue Recognition
-------------------
Revenue from the sale of equipment is recognized upon shipment of equipment or the acceptance of a customer order to purchase equipment currently rented. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale. Revenue from the sale of CCTV and monitoring systems is recognized on a percentage of completion basis. All sales are made on a non-recourse basis.

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

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is carried at cost. Depreciation and amortization generally is provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Buildings, equipment rented to customers, leasehold improvements, and leased equipment under capitalized leases use the following estimated useful lives of 27.5 years, three to five years, seven years, and five years, respectively. Machinery and equipment estimated useful life ranges from five to ten years. Maintenance, repairs and minor renewals are expensed as incurred. Additions, improvements and major renewals are capitalized. The cost, and accumulated depreciation, applicable to assets retired is removed from the accounts and the gain or loss on disposition is included in income.

Excess of Purchase Price Over Fair Value of Net Assets Acquired
---------------------------------------------------------------
The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over their economic useful lives which is considered to range between 20 and 30 years.

Long-Lived Assets
-----------------
Effective January 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, than the loss is recognized on the Consolidated Earnings Statement.

Long Term Customer Contracts
----------------------------
Included in Other Assets are unbilled receivables and other assets relating to long term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as Comprehensive Tag Program). The duration of these programs typically range from three to five years. The receivables approximated $42,278,000 and $21,929,000 at December 28,1997 and December 29, 1996, respectively.



Research and Development Costs
------------------------------
Research and development costs are expensed as incurred, and approximated $7,604,000, $6,408,000, and $6,862,000, in 1997, 1996, and 1995, respectively.

Royalty Expense
---------------
Royalty expenses incurred approximated $4,134,000, $3,951,000, and $2,863,000 in
1997, 1996, and 1995, respectively.

Per Share Data
--------------
Effective December 28, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128 (see note 11).

Intangibles
-----------
Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their useful lives which range between seven and thirteen years, or legal life, whichever is shorter. Accumulated amortization approximated $6,914,000 and $4,511,000 at December 28, 1997 and December 29, 1996, respectively.

Capitalized Software
--------------------
The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter and are included in Intangibles. Capitalized software development costs were $5,334,000 and $4,563,000 at December 28, 1997 and December 29, 1996, respectively, net of accumulated amortization costs of $2,048,000 and $1,586,000 at December 28, 1997 and December 29, 1996, respectively.

Taxes on Income
---------------
Income taxes are determined in accordance with SFAS No. 109. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is less likely than not.

Accounting for Foreign Currency Translation and Transactions
------------------------------------------------------------
The Company's balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Revenues, costs and expenses of the Company's foreign subsidiaries are translated into U.S. dollars at the average rate of exchange in effect during each reporting period. In addition, gains or losses on long-term intercompany transactions are excluded from the results of operations and accumulated in the aforementioned separate component of consolidated shareholders' equity. All other foreign transaction gains and losses are included in the results of operations.

The Company enters into certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada, Japan and Australia. Transaction gains or losses resulting from these contracts are recognized over the contract period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Income (Expense), net on the Company's Consolidated Earnings Statements.


Note 2.  INVENTORIES
Inventories consist of the following:
                                                 1997              1996
                                                 ----              ----
                                                        (Thousands)
      Raw materials                             $10,329         $10,912

      Work-in-process                             2,312           1,106

      Finished goods                             64,990          41,055

                                                -------          ------
         Totals                                 $77,631         $53,073

                                                 ======          ======

Note 3.  REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
         EQUIPMENT

The major classes are:
                                                 1997              1996 *
                                                 ----              ----
                                                       (Thousands)
    Revenue Equipment on operating lease
     Equipment rented to customers             $42,357            $28,675
           Accumulated depreciation            (17,639)           (10,642)
                                                -------            -------
                                               $24,718            $18,033
                                               =======            =======

    Property, Plant and Equipment
     Land                                       $2,063             $1,387
     Building                                   17,156             10,056
     Machinery & Equipment                      73,727             57,205
     Leasehold improvements                      3,424              2,475
     Leased equipment under capital leases           -                 15
                                               -------            -------
                                               $96,370            $71,138
         Accumulated depreciation
           and amortization                    (37,696)           (29,960)
                                               -------             -------
                                               $58,674            $41,178
                                               =======            =======

*Machinery and equipment in 1996 includes $5,514,000 for construction in progress associated with the expansion of the Puerto Rico manufacturing facility.

Note 4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT
The short-term debt and current portion of long-term debt at December 28, 1997 and at December 29, 1996 consisted of the following:

                                        1997             1996
                                       ------          -------
                                                (Thousands)
Current portion of long-term debt      $2,537           $4,150

Line of credit in connection
with foreign exchange contracts
at 6.0% and 7.0%                            -            1,653

Line of credit held by Japanese
subsidiary with interest at 1.625%      4,420              433

Line of credit held by Japanese
subsidiary with interest at 3.0%            -            1,925
                                       ------           ------
Total short-term debt and
current portion long-term debt         $6,957           $8,161
                                       ======           ======


Note 5.  LONG-TERM DEBT
The long-term debt at December 28, 1997 and December 29, 1996 consisted of the following:
                                         1997             1996
                                       --------         --------
                                                (Thousands)
Seven year $7 million term
note with interest at 4.9%             $2,100              $3,150
Six year $8 million term note
with interest at 6.5%                   2,824               4,235
Eight year $12 million private
placement note with interest
at 8.27%                               12,000              12,000
Eight year $15 million private
placement note with interest
at 9.35%                               15,000              15,000
Other loans with interest rates
ranging from 1.75% to 7.87% and
maturity dates through
January 2000                            1,468               3,121
                                      -------            -------
Total                                  33,392              37,506
Less current portion                   (2,537)            (4,150)
                                      -------            -------
Total long-term portion               $30,855             $33,356
                                      =======            =======

In December 1997, the Company replaced its $60,000,000 revolving credit facility with a $100,000,000 unsecured multi-currency revolving credit facility with a consortium of five banks led by the Company's principal lending bank. Interest under this line is determined at the time of borrowing and varies based on the banks base rate or LIBOR rate. The agreement requires payment of a fee that varies between .125 to .15 percent of the unused portion of the facility. At December 28, 1997, there were no outstanding borrowings under this credit agreement.

In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 28, 1997, $2,100,000 was outstanding.

In February 1994, the Company entered into a $8,000,000 six year loan agreement at a fixed rate of 6.5% with its principal lending bank. Three equal installments of $470,588 are due during each year for a total of $1,411,764 per year with interest due monthly. At December 28, 1997, $2,824,000 was outstanding.

In March 1994, the Company entered into a $12,000,000 private placement debt funding agreement at a fixed rate of 8.27%. Principal payments of $4,000,000 annually are to be made starting in year 2000 with interest due semi-annually.

In February 1995, the Company issued and sold $15,000,000 aggregate principal amount of 9.35% Series B Notes (The Notes) pursuant to a Note Agreement dated as of January 15, 1995, among the Company and Principal Mutual Life Insurance Company. The Notes are due January 30, 2003 and interest is payable semi-annually. Notes of $3,000,000 are due on each January 30 commencing January 30, 1999 and ending January 30, 2002, with the remaining principal payable on January 30, 2003. The Notes are uncollateralized.

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay cash dividends. The aggregate maturities on all long-term debt are:

                                           (Thousands)
          1998                               $ 2,537
          1999                                 5,462
          2000                                 7,158
          2001                                 7,158
          2002                                 7,158
          Thereafter                           3,919
                                             -------
                Total                        $33,392
                                             =======

Note 6. SUBORDINATED DEBENTURES

In November 1995, the Company completed the private placement of $120,000,000 of Convertible Subordinated Debentures (Debentures) with an annual interest rate of 5.25%. The debentures are uncollateralized, subordinated to all senior indebtedness and convertible at any time into shares of the Company's stock at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of Common Stock for each $1,000 principal amount of Debentures). The Debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. The net proceeds generated to the Company from this transaction approximated $116,000,000. The conversion price reflects the February 1996 Stock Split.

On April 19, 1996, the Company completed its Shelf Registration Statement on Form S-3 covering the resale of $47,250,000 5.25% Convertible Subordinated Debentures due 2005 and 2,571,428 shares of the Company's stock, $.10 par value per share, issuable upon conversion of the Debentures. The Registration Statement also covered the registration of 350,000 shares of the Company's Common Stock presently issuable upon exercise of certain options granted by the Company.

Note 7.  STOCK OPTIONS

The Company's Stock Option Plan 1992 (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of Common Stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 28, 1997 total 9,807,886 shares. At December 28, 1997, December 29, 1996, and December 31, 1995 a total of 2,192,114; 690,114; and
1,592,152 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISOs under the 1992 Plan expire not more than 10 years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 28, 1997 were issued pursuant to the 1992 Plan. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan shall vest as set forth below:

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is less that Vice President shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) an additional 33% on or after 18 months of the date of option grant; and (iii) the remaining 33% on or after the second anniversary date of the option grant.

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is Vice President and above shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) 33% on or after the second anniversary date of option grant; and (iii) 33% on or after the third anniversary date of option grant.

Options that were fully vested and exercisable totaled 3,401,616 as of December 28, 1997. Options that were outstanding but not yet vested or exercisable totaled 1,120,000 as of December 28, 1997.



The following schedules summarize stock option activity and status:

                                              NUMBER OF SHARES
                                       --------------------------------
                                          1997       1996       1995
                                       --------------------------------
Outstanding at beginning of year       3,222,222   3,835,048   2,892,302
Granted                                1,574,600     923,538   1,824,848
Exercised                               (198,606) (1,514,864)   (882,102)
Canceled                                 (76,600)    (21,500)      -
                                       ----------  ---------   ---------
Outstanding at end of year             4,521,616   3,222,222   3,835,048
                                       ==========  =========   =========

                                              WEIGHTED-AVERAGE PRICE
                                       --------------------------------
                                              1997      1996       1995
                                       --------------------------------
Outstanding at beginning of year             $13.94    $ 8.12     $ 5.59
Granted                                      $16.85    $27.31     $11.06
Exercised                                    $ 7.65    $ 7.16     $ 5.90
Canceled                                     $17.17    $27.87        -

                                           --------   --------   --------
Outstanding at end of year                   $14.78    $13.94     $ 8.12

                                           ========   ========   ========



Following is a summary of stock options outstanding as of December 28, 1997:

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------
                              Weighted
                 Number       Average       Weighted   Number       Weighted
                 Outstanding  Remaining     Average    Exercisable  Average
  Range of       As of        Contractual   Exercise   As of        Exercise
Exercise Price   12/28/87     Life          Price      12/28/87     Price
-----------------------------------------------------------------------------
$ 3.88--$ 9.69   1,132,442     4.93         $ 6.56     1,132,442    $ 6.56
$ 9.81--$15.50   1,867,636     8.81         $13.33       938,136    $11.56
$15.78--$28.37   1,517,538     9.02         $23.92     1,327,038    $25.06
$30.81--$31.37       4,000     8.56         $31.09         4,000    $31.09
                 ---------                             ---------
                 4,521,616                             3,401,616

Stock options granted prior to July 1, 1997, were vested upon grant.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      1997          1996            1995
                                      ----          ----            ----
                                            (Thousands)
Net Income
           As reported              $ 8,228       $20,447         $11,409
           Pro forma                $ 4,380       $12,647         $ 4,609

Diluted earnings per share
           As reported              $  0.23       $  0.60         $  0.42
           Pro forma                $  0.11       $  0.37         $  0.17

The following assumptions were used in estimating fair value of stock options:

                                   1997           1996      1995
                                   ----           ----      ----
     Dividend yields               None           None      None
     Expected volatility           .555           .474      .474
     Risk-free interest rates      6.25%         6.05%     6.05%
     Expected life (in years)       3.2            3.1       3.1


Note 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 1997, 1996, and 1995, respectively, included payments for interest of $9,570,658, $9,457,783,and $2,970,761 and income taxes of
$8,142,621, $5,978,000 and $1,806,000.

In February 1995, the Company purchased all of the capital stock of Alarmex, Inc. together with a related company, Bayport Controls, Inc. (collectively Alarmex), for $13,498,000. In conjunction with the acquisition, liabilities were assumed as follows:

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

In 1996, the Company acquired all of the capital stock of: (i)Mercatec Sistemas e Comercio de Equipmentos Electronicos Ltds.; (ii)Vysion Systems, Inc., and (iii)Checkpoint Systems Japan Co. Ltd.

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

      Fair value of assets acquired...................$ 15,376,000
      Cash paid and direct costs incurred
      for the capital stock...........................$  6,724,000
                                                       -----------
      Liabilities assumed.............................$  8,652,000
                                                       ===========

In 1997, the Company acquired all of the capital stock of: (i) 2M Holding ApS;
(ii) D&D Security; and (iii) Evagard PLC. In 1997, the Company purchased all the assets of Check Out Security Systems.

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...................$  9,590,000
      Cash paid and direct costs incurred
      for the capital stock..........................$  5,988,000
                                                      -----------
      Liabilities assumed............................$  3,602,000
                                                      ===========

Note 9.  SHAREHOLDERS' EQUITY

In March 1997, the Company's Board of Directors adopted a new shareholder's rights plan (1997 Plan) which replaced a prior plan which had been adopted in 1988. The Rights under the 1997 Plan attached to the common shares of the Company as of March 24, 1997. No separate certificate representing the Rights will be distributed until the occurrence of certain triggering events as defined in the 1997 Plan. The Rights are designed to ensure all Company shareholders fair and equal treatment in the event of a proposed takeover of the Company, and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all shareholders a fair price.

The Rights are exercisable only as a result of certain actions (defined by the Plan) of an Acquiring Person, as defined. Initially, upon payment of the exercise price (currently $100.00), each Right will be exercisable for one share of Common Stock. Upon the occurrence of certain events as specified in the Plan, each Right will entitle its holder (other than the Acquiring Person) to purchase a number of the Company's or Acquiring Person's common shares having a market value of twice the Right's exercise price. The Rights expire on March 10, 2007.

Note 10. STOCK REPURCHASE

On April 8, 1997, the Board of Directors approved the purchase of up to 10% orapproximately 3.5 million shares of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. The stock will be repurchased in the open market or in other transactions pursuant to SEC Rule 10b-18. During fiscal 1997, the Company purchased 1,590,700 shares of its common stock for a total cash outlay of approximately $22.3 million. The timing of additional repurchases of common shares will depend on a variety of factors including price.

Note 11.  EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," adopted in the fourth quarter of 1997. Earnings per share amounts for 1996 and 1995 have been restated to give effect to the application of SFAS No. 128.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       -------------------------------------
                                          1997          1996          1995
                                       -------------------------------------
                                     (In thousands, except per share amounts)
Basic earnings per share:
  Net income                             $8,228        $20,447       $11,409
                                         ======        =======       =======
  Average Common Stock outstanding       34,020         32,097        26,414

  Basic earnings per share               $  .24        $   .64       $   .43
                                         ======        =======       =======
Diluted earnings per share:
  Net income available for Common
   Stock and dilutive securities (1)     $8,228        $20,447       $11,409
                                         ======        =======       =======


Average Common Stock outstanding         34,020         32,097        26,414

   Additional common shares resulting
    from Stock Options                    1,164          1,990           961
                                        -------        -------       -------
   Average Common Stock and dilutive
    stock outstanding (1)                35,184         34,087        27,375
                                        =======        =======       =======
  Diluted earnings per share             $  .23         $  .60        $  .42
                                        =======        =======       =======

(1) Conversion of the subordinated debentures for 1997, 1996, and 1995 are not included in the above calculation as they are anti-dilutive.

Note 12.  INCOME TAXES

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

The Company has a local tax exemption agreement with Puerto Rico granting a 90% local tax exemption on both the tag and sensor manufacturing operations through 2008.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1997, 1996, and 1995, a provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $31,662,273 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The domestic and foreign components of earnings (losses) before income taxes are:
                                          1997          1996          1995
                                          ----          ----         ----
                                                    (Thousands)
Domestic                                $35,496       $29,487      $17,626
Foreign                                 (21,931)          390       (1,028)
                                         -------      -------      -------
Total                                   $13,565       $29,877      $16,598
                                        =======       =======      =======

The related provision for income taxes consist of:
                                          1997          1996          1995
                                          ----          ----          ----
Currently Payable                                   (Thousands)
    Federal                             $10,739       $6,691       $ 4,003
    State                                   391          350           335
    Puerto Rico                             513          354           319
    Foreign                                 313        1,672           170
Deferred
    Federal                              (2,857)        (898)          (81)
    State                                   (81)         (50)          (71)
    Puerto Rico                             193          399           136
    Foreign                              (3,766)         912           378
                                         -------      -------      -------
Total Provision                          $5,445      $ 9,430       $ 5,189
                                        =======      =======       =======


Deferred tax liabilities (assets) at December 28, 1997 and
December 29, 1996 consist of:
                                       1997          1996
                                       ----          ----
                                          (Thousands)

Depreciation                        $ 1,727    $ 1,208
Deferred maintenance                      -        119
Intangibles                           2,066      2,498
Other                                   440      1,287
                                    -------    -------
Gross deferred tax liabilities        4,233      5,112
                                    -------    -------
Inventory                            (2,486)    (1,816)
Accounts receivable                    (885)      (535)
Net operating loss carryforwards    (20,259)   (19,412)
Warranty                               (371)      (296)
Restructuring                  (2,097)       -
Other                                (2,401)       (89)
                                    -------    -------
Gross deferred tax assets           (28,499)   (22,148)
                                    -------    -------
Valuation allowance                  20,131     19,412
                                    -------    -------
Net deferred tax (asset)
liability                           $(4,135)   $ 2,376
                                    =======    =======

The net operating loss carryforwards as of December 28, 1997 in the amount of $80,390,893 includes $7,549,577 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group and $48,488,726 that were acquired in connection with the acquisition of Actron. If realization of the benefit of such carryforwards occur, the Company will apply such benefit to goodwill in connection with the acquisition. In 1997, $3,819,000 of foreign tax losses expired. A full valuation allowance had been recorded in 1996 against these losses. In 1997, a valuation allowance was recorded due to certain foreign losses (primarily resulting from restructuring charges) where it is more than likely that tax loss carryforwards will not be utilized.

Of the total foreign net operating loss carryforwards available, $48,254,733 expire beginning January 1998 through December 2007, and the remaining portion may be carried forward indefinitely.

A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                               1997         1996      1995
                                               ----         ----      ----
Statutory federal income tax rate              35.0%        35.0%     35.0%
Tax exempt earnings of subsidiary in
     Puerto Rico                              (35.5)       (12.4)    (18.0)
Non-deductible goodwill                         8.0          3.5       2.1
Foreign losses with no benefit                 30.3          6.1       7.4
State and local income taxes, net
     of federal benefit                         5.2          2.0       4.3
Benefit of foreign sales corporation           (2.6)        (2.4)     (0.6)
Other                                          (0.3)        (0.3)      1.1

                                              ------       ------    ------
Effective tax rate                             40.1%        31.5%     31.3%
                                              ======       ======    ======

Note 13.  EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $579,000, $577,000, and $626,000 in 1997, 1996, and 1995,
respectively.

Generally, any full-time, non-union employee of the Company (other than someone holding the position of Vice President or higher) who has completed one month of service, and any part-time non-union employee of the Company who has completed one year of service, other than employees of the Company's foreign subsidiaries, may participate in the Company's United States Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in the Company's Puerto Rico Savings Plan. Part-time employees are not entitled to participate in the Company's Puerto Rico Savings Plan.

Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Brazil, Europe, Japan and Mexico may contribute up to $80 per week to a trust for the purchase of Company Common Stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $238,000, $231,000, and $108,000 in 1997, 1996, and 1995 respectively.

Under the Company's 1997 Bonus Plan, employees of the Company are divided into four groups, with each group having a targeted bonus percentage which is adjusted depending on earnings per share growth. During 1995, bonuses were provided for certain executives in the amount of $614,000. In 1997 and 1996, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided.

Note 14.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the U.S. dollar from its foreign sales subsidiaries (principally pound sterling, Norwegian kroner, Spanish peseta, Belgian franc, German mark, Australian dollar, Japanese yen, and Canadian dollar). The term of the currency exchange forward contracts is rarely more than one year. During 1997 the Company also purchased a series of put options denominated in German marks which gave the Company the right but not the obligation to convert German marks at a specified exchange rate into U.S. dollars. Unrealized and realized gains and losses on these contracts and options are included in Other Income (Expense), net. Notional amounts of currency exchange forward contracts outstanding were $42,013,000 at December 28, 1997, with various maturity dates ranging through the end of 1998. At December 29, 1996, the notional amounts of currency exchange forward contracts outstanding were $27,807,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty nonperformance is not anticipated.

Also during 1997, the Company entered into a currency exchange forward contract to purchase 1.0 billion yen to hedge its obligation in yen in connection with the acquisition of the assets of Tokai Electronics Co., Ltd. The contract was outstanding at year-end, and an unrealized loss was included in Other Income (Expense), net.

Aggregate foreign currency transaction gains/(losses) in 1997, 1996, and 1995 were $458,000, $1,026,000, and ($198,000) respectively, and are included in Other Income (Expense), net in the Consolidated Earnings Statement.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts at December 28, 1997.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 28, 1997 and December 29, 1996:

                                       1997                   1996
                                -----------------      ------------------
                                Carrying    Fair       Carrying   Fair
                                  Value     Value       Value     Value
                                --------    -----      -------    -----
                                                 (Thousands)
Long-term debt (including
 current maturities)1           $( 37,812)  $( 39,112)  $( 41,517)  $( 43,119)
Subordinated debentures1         (120,000)   (125,100)   (120,000)   (151,200)
Currency exchange
 forward contracts2                   811         811         292         292

(1) The carrying amounts are reported on the balance sheet under the indicated captions.

(2) The carrying amounts represent the net unrealized gain (loss) associated with the contracts at the end of the period. Such amounts are included in "Other Current Liabilities."

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

Note 15.  RESTRUCTURING CHARGE

In December 1997, the Company recorded a pre-tax restructuring charge of $9,000,000. This charge, relating directly to the Company's international operations, includes:(i) the elimination of approximately 60 positions ($5,450,000); (ii) the lease terminations of six of the company's sales facilities and the consolidation of the company's European research and development center to the corporate headquarters ($1,500,000); (iii) the costs associated with the termination of two master re-seller agreements in Asia and Southern Europe ($1,550,000); and (iv) costs associated with the consolidation of inventory to the European distribution center ($500,000). At December 28, 1997, $7,500,000 of restructuring remains in Other Current Liabilities. Of the $9,000,000 restructuring charge in 1997, $1,055,000 is included in Cost of Revenues. The restructuring activity is expected to be substantially complete prior to the end of 1998.

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

Note 16.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution center and certain production facilities. Rental expense for all operating leases approximated $7,055,000, $6,408,000, and $4,211,000 in 1997, 1996, and 1995, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 28, 1997 are: $5,580,000 (1998), $3,999,000 (1999),
$2,902,000 (2000), $2,132,000 (2001) and $9,350,000 thereafter.

The Company entered into a twelve year lease agreement for a newly constructed facility in 1994 for the Company's worldwide headquarters including administrative offices, research and development activities and warehouse distribution. These lease payments related to this facility have been included in the future minimum payments for operating leases above.

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

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began in 1992. The Company pays a one-time site license fee for each site installed.

Effective January 1, 1995, A.E. Wolf, former Chief Executive Officer, and current Chairman of the Board of Directors entered into a non-compete agreement with the Company. In consideration of this agreement, the Company will pay Mr. Wolf five annual installments of $25,000 each commencing January 1, 1995.

Note 17.  CONCENTRATION OF CREDIT RISK

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

Note 18.  ACQUISITIONS

On February 1, 1995, the Company purchased Alarmex, Inc.,(Security Systems Group), for approximately $13.5 million ($10 million in cash and the balance in 401,434 shares of restricted Common Stock of the Company). Alarmex designs and provides CCTV, POS monitoring, burglar and fire alarm systems and also provides related central station monitoring services to over 10,000 retail sites in the United States. Acquired research and development costs of approximately $92,000 were expensed as a result of the acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $10,400,000, which is being amortized over twenty years.

On November 30, 1995, the Company purchased all of the capital stock of Actron Group Limited (Actron) which was engaged in the manufacture, distribution and sale of security products and services. Actron's operations were combined with the Company's operations during 1996. The purchase price of the capital stock was approximately $54,000,000. This acquisition was accounted for under the purchase method and, accordingly, the results of operations of this business have been included with those of the Company since the date of acquisition. The purchase price resulted in an excess of acquisition cost over net assets acquired of approximately $40,600,000 which is being amortized over thirty years.

On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Electronicos Ltds (Mercatec). Mercatec is a leading supplier of EAS systems and CCTV systems to retailers in Brazil.

On November 18, 1996, the Company purchased all of the capital stock of Vysions Systems, Inc. (Vysions) in Ontario, Canada. Vysions is a leading CCTV systems integrator and solutions provider for the Canadian market.

On December 27, 1996, the Company acquired Checkpoint Systems Japan, Co. Ltd., its exclusive distributor for retail products throughout Japan. This acquisition provided the Company its first direct presence in the growing Asian market.

On January 31, 1997, the Company completed the acquisition of 2M Holding ApS
(2M) for approximately $2.3 million. 2M had been the Company's exclusive distributor for retail security products throughout Denmark since 1992.

On July 2, 1997, the Company acquired the assets of Check Out Security Systems for approximately $1.2 million. Check Out Security, located in Denmark, is a provider of CCTV products, installation and service.

On August 21, 1997, the Company acquired all of the outstanding shares of D&D Security for approximately $1.0 million. D&D Security, located in Belgium, is a provider of CCTV products and fire/burglar alarm systems.

On December 18, 1997, the Company acquired all of the outstanding shares of Evagard PLC for approximately $1.6 million. Evagard, located in the United Kingdom, is a provider of CCTV products, installation and service.

Note 19.  GEOGRAPHIC SEGMENTS

Operating results are prepared on a "customer basis," meaning that net sales and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a European sale. Interarea sales between the Company's locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area includes the profitability on a transfer price basis, generated by sales of the Company's products imported from other geographic areas.

The following tables shows sales, operating earnings and other financial information by geographic area for the years 1997 and 1996.

                           United States
                           and Puerto Rico      Europe      Other (1)
                           ---------------    ----------    ------------
                                        (Thousands)
   1997
Sales from Unaffiliated
  Customers                  $177,431           $100,500     $58,033
Operating Income(Loss) (2)   $ 29,893           $(12,121)    $(6,068)
Identifiable Assets          $319,638           $151,112     $45,684


                          United States
                          and Puerto Rico       Europe      Other (1)
                          ---------------    ----------     -------------
                                         (Thousands)
   1996
Net Sales from Unaffiliated
  Customers                  $145,876           $101,671     $44,222
Operating Income(Loss)       $ 27,810           $ (1,058)    $ 3,317
Identifiable Assets          $375,353           $100,798     $45,502


(1) Other includes the Company's operations in Canada, Mexico, Argentina, Australia, Brazil, and Japan.

(2) Operating income (loss) includes pre-tax non-recurring charges of $8.1 million and pre-tax restructuring charges of $9.0 million.

The Company's export sales to foreign distributors approximated $13,539,000, $24,505,000, and $21,785,000 in 1997, 1996, and 1995, respectively. Sales by the Company's foreign subsidiaries in Argentina, Australia, Canada, Western and Southern Europe, Scandinavia, Brazil, Japan, and Mexico totaled $144,994,000 in 1997, and $121,388,000 in 1996 and $55,422,000 in 1995. Sales
to one foreign distributor of the Company's products amounted to $6,456,000, and $10,721,000 in 1996, and 1995, respectively. There were no sales to this distributor in 1997.

Note 20.  MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd., a wholly-owned subsidiary of the Company (Checkpoint Japan) issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheet and Consolidated Earnings Statement, respectively.

Note 21.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements and displayed with the same prominence as the other financial statements. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company is reviewing these new standards for adoption in 1998.

Note 22.  SUBSEQUENT EVENTS

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million. The Company has held a one-third interest in Tokai since 1995.


Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

                                 PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation;
Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders presently scheduled to be held on April 22, 1998, which management expects to file with the Securities and Exchange Commission within 90 days of the end of the Registrant's fiscal year.

Note that the sections of the definitive proxy statement entitled
"Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph", pursuant to Reg. S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

PART IV

Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                           PAGE
     ------------------------
     The following consolidated financial statements are included in Part II, Item 8:

     Report of Independent Accountants.............................      34

     Consolidated Balance Sheets as of December 28, 1997 and
     December 29, 1996 and .......................................       35

     Consolidated Earnings Statements for each of the years
       in the three-year period ended December 28, 1997............      36

     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 28, 1997...........................................      37

     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 28, 1997............      38

     Notes to Consolidated Financial Statements....................      39

     (a) 2. Financial Schedule
     -------------------------

     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:

     Schedule II - Valuation and Qualifying Accounts...............      60

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3.   Exhibits required to be filed by Item 601 of Regulation S-K
    ----------------------------------------------------------------
         Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.
         Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrants 1992 Form 10-K, filed with the SEC on March 25, 1993.
         Exhibit 4.1 Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated As of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
         Exhibit 4.3 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4 to Registrant's Form 10-Q/A filed with The SEC on December 13, 1995.
         Exhibit 4.4      First Supplemental Indenture dated as of
                          February 27, 1998 (amending Indenture dated as of October 24, 1995).
         Exhibit 10.1     1997 Bonus Plan

                             PART IV
Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K (Continued)

         Exhibit 10.2     Amended and Restated Stock Option Plan (1992)
         Exhibit 10.3 Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to
                          Item 14(a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
         Exhibit 10.4 Terms and Agreement between Registrant and Principal Mutual Life Insurance Company is incorporated by reference to Item 14(a), Exhibit 10(e) of the Registrant's 1994 Form 10-K.
         Exhibit 10.5 First Amendment to Note Agreement between Registrant, Principal Mutual Life Insurance Company and The Mutual Group Insurance Company, is incorporated herein by reference to Item 14(a), Exhibit 10(f) of the Registrant's 1994 Form 10-K.
         Exhibit 10.6 Agreement for Sale and Purchase of Actron Group Limited between the Registrant and ADT (UK) Limited and ADT Limited, filed as Exhibit 7(c) on Form 8-K with the SEC on December 15, 1995; and as further amended on Form 8-K/A and filed with the SEC on February 13, 1996, February 15, 1996; and
                          February 20, 1996 are hereby incorporated by reference.
         Exhibit 10.7 Stock Purchase Agreements by and between the Registrant and Alarmex, Inc and Bayport Controls, Inc., filed as Exhibit A and B on Form Form 8-K with the SEC on February 15, 1995; and as further amended on March 16, 1995, are hereby incorporated by reference.
         Exhibit 10.8 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed March 22, 1996, is hereby incorporated by reference.
         Exhibit 10.9 Asset Purchase Agreement by and among Tokai Aluminum Foil Co. Ltd., Tokai Electronics Co. Ltd.,
                          Checkpoint Production Japan K.K. and the
                          Registrant, is incorporated herein by reference to
                          Item 7(c), Exhibit 2 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
         Exhibit 10.10 Credit Agreement, dated as of December 24, 1997, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c),
                          Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
         Exhibit 21       Subsidiaries of the Registrant.
         Exhibit 23       Consent of Independent Accountants
         Exhibit 24       Power of Attorney, contained in signature page.
         Exhibit 27       Financial Data Schedule.
         Exhibit 27.1 Restated Financial Data Schedule for the Quarter ended September 28, 1997
         Exhibit 27.2 Restated Financial Data Schedule for the Quarter ended June 29, 1997
         Exhibit 27.3 Restated Financial Data Schedule for the Quarter ended March 30, 1997
         Exhibit 27.4 Restated Financial Data Schedule for the Year-Ended December 29, 1996
         Exhibit 27.5 Restated Financial Data Schedule for the Quarter ended September 29, 1996
         Exhibit 27.6 Restated Financial Data Schedule for the Quarter ended June 30, 1996
         Exhibit 27.7 Restated Financial Data Schedule for the Quarter ended March 31, 1996
         Exhibit 27.8 Restated Financial Data Schedule for the Year-Ended December 31, 1996



(b) Reports on Form 8-K

      None

                     CHECKPOINT SYSTEMS, INC.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                      Additions
                         Balance at   Charged to               Balance at
                         Beginning    Costs and    Deductions    End of
Year   Classification    of Year      Expenses                    Year
----   --------------    ----------   ----------   ----------  ----------
1997   Allowance for        $4,282     $3,809       $2,388      $5,703
       doubtful accounts
                           ------      ------       ------      ------

1996   Allowance for
       doubtful accounts   $1,906      $2,980       $  604      $4,282
                           ------      ------       ------      ------

1995   Allowance for
       doubtful accounts   $1,570      $1,801       $1,465      $1,906
                           ------      ------       ------      ------

                    INDEX TO EXHIBITS


EXHIBIT               DESCRIPTION
-------               -----------


EXHIBIT 4.4         First Supplemental Indenture dated as of
                    February 27, 1998 (amending Indenture dated
                    As of October 24, 1995)

EXHIBIT 10.1        1997 Bonus Plan


EXHIBIT 10.2        Amended and Restated Employee Stock Option Plan

EXHIBIT 21          Subsidiaries of Registrant

EXHIBIT 23          Consent of Independent Accountants

EXHIBIT 24          Power of Attorney, Contained in Signature

EXHIBIT 27          Financial Data Schedule

                      SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 23, 1998.

CHECKPOINT SYSTEMS, INC.

/s/Kevin P. Dowd
-----------------
President, Chief Executive Officer,
and Director


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

SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

/s/Kevin P. Dowd               President, Chief                 March 23, 1998
--------------------           Executive Officer and Director


/s/Steven G. Selfridge         Executive Vice President         March 23, 1998
--------------------           and Chief Operating Officer


/s/Jeffrey A. Reinhold         Vice President - Finance,        March 23, 1998
--------------------           Chief Financial Officer,
                               and Treasurer


/s/W. Craig Burns              Vice President - Corporate       March 23, 1998
--------------------           Corporate Controller and
                               Chief Accounting Officer

/s/Robert O. Aders             Director
-------------------

/s/Roger D. Blackwell         Director                          March 23, 1998
--------------------

/s/Richard J. Censits         Director                          March 23, 1998
--------------------

                         SIGNATURES AND POWER OF ATTORNEY
                                   (continued)



/s/David W. Clark             Director                          March 23, 1998
--------------------


/s/Elisa Margaona             Director                          March 23, 1998
-------------------


/s/Raymond R. Martino        Director                           March 23, 1998
-------------------


/s/Jermain B. Porter         Director                           March 23, 1998
-------------------


/s/Albert E. Wolf            Director                           March 23, 1998
-------------------