Form 10-Q
period 1997-03-29
CHECKPOINT SYSTEMS INC
filed 1998-05-13
CIK 215419

                             FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended March 29, 1998
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

As of May 4, 1998, there were 33,242,384 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       2

              Consolidated Statements of Operations             3

              Consolidated Statement of Shareholders' Equity    4

              Consolidated Statements of Comprehensive Income   4

              Consolidated Statements of Cash Flows             5

              Notes to Consolidated Financial Statements        6

              Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     9



Part II. OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K         13

              SIGNATURES                                       13

                     CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS
                                                 March 29,   Dec. 28,
                                                   1998        1997
                                                 ---------   --------
                ASSETS                          (Unaudited)
                ------                                (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $ 56,686      $ 64,138
  Accounts receivable, net of allowances
    of $5,291,000 and $5,703,000                 123,561       136,748
  Inventories, net                                85,491        77,631
  Other current assets                            12,790        13,570
  Deferred income taxes                            5,548         5,593
                                                 -------       -------
     Total current assets                        284,076       297,680

REVENUE EQUIPMENT ON OPERATING LEASE, net         24,189        24,718
PROPERTY, PLANT AND EQUIPMENT, net                83,747        58,674
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                     75,028        72,304
INTANGIBLES, NET                                  13,410        14,003
OTHER ASSETS                                      54,172        49,055
                                                 -------       -------
TOTAL ASSETS                                    $534,622      $516,434
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
   Short-term borrowings and current portion
      of long-term debt                          $ 7,008      $  6,957
   Accounts payable                               14,625        13,200
   Accrued compensation and related taxes          6,550         7,745
   Income taxes                                   12,001        13,687
   Unearned revenues                              12,952        11,413
   Other current liabilities                      31,281        33,108
                                                 -------       -------
    Total current liabilities                     84,417        86,110

LONG-TERM DEBT, LESS CURRENT MATURITIES           48,985        30,855
 CONVERTIBLE SUBORDINATED DEBENTURES             120,000       120,000
 DEFERRED INCOME TAXES                               875         1,458
 MINORITY INTEREST                                   432           461
 COMMITMENTS AND CONTINGENCIES                         -             -
 SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, authorized
     500,000 shares, none issued                       -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,407,584 and 36,338,228                     3,645         3,633
   Additional capital                            232,709       232,079
   Retained earnings                              88,146        86,873
   Common stock in treasury, at cost,
    3,188,700 shares                             (27,986)      (27,986)
   Accumulated other comprehensive income        (16,601)      (17,049)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      279,913       277,550
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $534,622      $516,434
                                                 =======       =======

      See accompanying notes to Consolidated Financial Statements.

                       CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                 Quarter (13 Weeks) Ended
                                 ------------------------
                                 March 29,      March 30,
                                   1998          1997
                                 ---------      ---------
                            (Thousands, except per share data)

 Net Revenues                           $79,857        $68,178
 Cost of Revenues                        48,302         40,141
                                         ------         ------
   Gross Profit                          31,555         28,037
 Selling, General
   and Administrative
   Expenses                              28,639         26,697
                                         ------         ------
Income from operations                    2,916          1,340

Interest Income                           1,159          2,831
Interest Expense                          2,421          2,449
Other Income, net                           189          1,888
                                          -----         ------

Income Before
  Income Taxes                            1,843          3,610
Income Taxes                                599          1,175
Minority Interest                            29
                                         ------         ------
Net Earnings                            $ 1,273        $ 2,435
                                         ======         ======

Net Earnings Per Share
  Basic                                 $   .04        $   .07
                                        =======        =======
  Diluted                               $   .04        $   .07
                                        =======        =======

     See accompanying notes to consolidated financial statements.

                               CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                             Three Months(13 Weeks) Ended March 29,1998
                        --------------------------------------------------
                                                    Foreign
                                                    Currency
                       Common  Additional Retained  Adjust-  Treasury
                       Stock   Capital    Earnings  ments    Stock       Total
                       ------- ---------- --------  -------- --------    -----
                                     (Thousands)
Balance,
 December 28,
  1997                 $ 3,633  $232,079  $86,873 $(17,049) $(27,986) $277,550

Net Earnings                                1,273                        1,273
Exercise of Stock
 Options                    12       630                                   642
Other Comprehensive
 Income                                                448                 448
                        ------  --------  -------  -------   -------   -------
Balance at
March 29,1998          $ 3,645  $232,709  $88,146 $(16,601) $(27,986) $279,913
                       =======  ========  =======  =======  ========  ========

See accompanying notes to Consolidated Financial Statements.


                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                        (Unaudited)

                        Three Months(13 Weeks) Ended March 29,1998
                        ------------------------------------------
                                         (Thousands)

Net Earnings                               $1,273

Other Comprehensive Income
  Foreign Currency Translation
    Adjustments                               448
                                           ------
  Other Comprehensive Income                  448
                                           ------
Comprehensive Income                       $1,761
                                           ======

       See accompanying notes to Consolidated Financial Statements.

       5
                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Three Months(13 Weeks) Ended
                                              --------------------------
                                                  March 29,    March 30,
                                                    1998          1997
                                                 ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                    $  1,273     $  2,435
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Net book value of rented equipment sold               22          265
  Revenue Equipment placed under Operating Lease    (1,608)      (4,259)
  Long-term customer contracts                      (5,983)      (1,763)
  Depreciation and amortization                      6,528        3,840
  Provision for losses on accounts receivable          385          215
 (Increase) decrease in current assets:
       Accounts receivable                          13,429       (1,868)
       Inventories                                  (6,026)      (1,349)
       Other current assets                            925       (5,036)
    Increase (decrease) in current liabilities:
       Accounts payable                              1,399       (3,780)
       Accrued compensation and related taxes       (1,205)      (1,930)
       Income taxes                                 (2,247)       1,181
       Unearned revenues                             1,001        1,771
       Other current liabilities                    (2,689)       2,473
                                                   -------      -------
       Net cash provided/(used)by
          Operating activities                       5,204       (7,805)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (5,618)      (5,046)
  Acquisition, net of cash acquired                (25,981)      (1,820)
  Other investing activities                          (403)      (2,184)
                                                   -------      -------
       Net cash used by investing activities       (32,002)      (9,050)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          642          417
  Proceeds from debt                                19,541        2,947
  Payment of debt                                     (837)      (3,499)
                                                   -------      -------
       Net cash provided (used) by
       financing activities                         19,346         (135)
                                                   -------      -------
Net increase (decrease) in cash and cash
   equivalents                                      (7,452)     (16,990)
   Cash and cash equivalents:
   Beginning of period                              64,138      185,836
                                                   -------      -------
   End of period                                  $ 56,686     $168,846
                                                   =======      =======

        See accompanying notes to consolidated financial statements.

       6
                         CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 29, 1998 and December 28, 1997 and its results of operations and changes in cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997.

2.  INVENTORIES
                                  March 29,      December 28,
                                    1998            1997
                                 ----------      ------------
                                          (Thousands)
           Raw materials            $11,175           $10,329
           Work in process            2,746             2,312
           Finished goods            71,570            64,990
                                    -------           -------
                                    $85,491           $77,631
                                    =======           =======

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

3.   LONG TERM CUSTOMER CONTRACTS

Included in Other Assets are unbilled receivables and other assets relating to long term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as the Comprehensive Tag ProgramTM). The duration of these programs typically range from three to five years.

4.  INCOME TAXES

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

       7

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                           Quarter (13 weeks) Ended
                                           March 29,     March 30,
                                             1998          1997
                                           ---------     ---------
                                          (In thousands, except per
                                               share amounts)
BASIC EARNINGS PER SHARE:
Net Income                                $  1,273      $  2,435
                                          ========      ========
Average Common Stock Outstanding            33,194        34,560
Basic earnings per share                  $    .04      $    .07
                                          ========      ========
DILUTED EARNINGS PER SHARE:
Net income available for Common
  Stock dilutive securties(1)             $  1,273      $  2,435
                                          ========      ========

Average Common Stock Outstanding            33,194        34,560
Additional common shares
  resulting from Stock Options               1,403         1,548
                                          --------      --------
Average Common Stock and
  Dilutive stock outstanding(1)             34,597        36,108
                                          ========      ========

Dilutive earnings per share               $    .04      $    .07
                                          ========      ========

(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen periods ended March 29, 1998, and March 30, 1997, respectively, included interest payments of $931,000 (1998) and $876,000
1997)and income taxes paid of $2,707,000 (1998) and $496,000 (1997).

7. RESTRUCTURING CHARGE

In December 1997, the Company recorded a pre-tax restructuring charge of $9,000,000. This charge, relating directly to the Company's international operations, includes (i) the elimination of approximately 60 positions ($5,450,000); (ii) the lease terminations of six of the Company's sales facilities and the consolidation of the Company's European research and development center to the corporate headquarters ($1,500,000); (iii) the costs associated with the termination of two master reseller agreements in Asia and Southern Europe ($1,550,000); and (iv) costs associated with the consolidation of inventory to the European distribution center ($500,000). At March 29, 1998, $6,982,000 of restructuring remains in Other Current Liabilities. The restructuring activity is expected to be substantially complete prior to the end of 1998.

       8

                           CHECKPOINT SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


8.  ACQUISITIONS

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million. The Company had held a one-third interest in Tokai since 1995.

9.  COMPREHENSIVE INCOME

The Company adopted provisions of SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The provisions of SFAS No. 130 establish standards for reporting and display of comprehensive income and its components in the financial statements. This statement mandates that all items required to be recognized under accounting standards as components of comprehensive income, be reported in the financial statements and displayed with the same prominence as the other financial statements.

10. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements being reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The Company is reviewing this standard of disclosure for adoption in the 1998 annual report.

       9

                        CHECKPOINT SYSTEMS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within forward-looking statements.

RESULTS OF OPERATIONS
---------------------
First Quarter 1998 Compared to First Quarter 1997
------------------------------------------------------------
     Overview

During the first quarter of 1998, revenues increased by approximately $11.7 million (or 17.1%) over the first quarter of 1997. The increase in revenues was due primarily to increased sales of the Company's Electronic Article Surveillance ("EAS")and CCTV/Fire and Burglar product lines within the domestic retail markets and to a lesser extent the increased sales of CCTV/Fire and Burglar products in the international markets. Cost of revenues increased by 1.6% compared to last year's first quarter as a percentage of sales (from 58.9% to 60.5%). Selling, general and administrative ("SG&A") expenses increased $1.9 million but decreased as a percentage of revenues by 3.3% (from 39.2% to 35.9%). Income from operations increased $1.6 million (from $1.3 million to $2.9 million). Net earnings for the first quarter of 1998 decreased $1.1 million (from $2.4 million to $1.3 million) due to reductions in both other income and interest income. Earnings per share were $.04 for the first quarter of 1998 versus $.07 achieved in the first quarter of 1997.

     Net Revenues

Net revenues for the first quarter of 1998 increased $11.7 million (or 17.1%) over the first quarter of 1997 (from $68.2 million to $79.9 million). North American (the United States and Canada) and International net revenues accounted for approximately 58.8% and 41.2%, respectively, of total net revenues compared to 52.9% and 47.1% for last year's similar quarter. North American EAS net revenues increased by $5.9 million (or 24.3%). International EAS net revenues decreased $1.0 million (or 3.0%). The decline in international EAS net revenues is primarily a result of the strengthening of the U.S. dollar against foreign currencies when compared to the first quarter of 1997. Sales of the Company's Worldwide CCTV/Fire and Burglar products increased $5.8 million or 59.2% (from $9.8 million to $15.6 million) over the prior year's quarter. This growth was primarily a result of an increase in revenues associated with the sales of the Company's North American CCTV/Fire and Burglar products, and to a lesser extent, from the revenues resulting from the acquisitions made in 1997. The Company's Access Control product line had sales growth of 33.3% (from $2.4 million to $3.2 million) compared to the prior year's first quarter.

     Cost of Revenues

Cost of revenues increased approximately $8.2 million (or 20.4%) over the first quarter of 1997 (from $40.1 million to $48.3 million). As a percentage of net revenues, cost of revenues increased 1.6% (from 58.9% to 60.5%). The increase in the Company's cost of sales is primarily attributable to: (i) an increase in Research and Development activities associated with the development of RF-EAS/ID Products, (ii) the increase in sales of CCTV/Fire

       10
                         CHECKPOINT SYSTEMS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)


and Burglar products which result in higher product costs when compared to the Company's EAS products and (iii) the costs associated with excess capacity in the Puerto Rico manufacturing facility resulting from the recent expansion.

      Selling, General and Administrative Expenses

SG&A expenses increased $1.9 million (or 7.2%) over the first quarter of 1997 (from $26.7 million to $28.6 million). As a percentage of net revenues, SG&A expenses decreased by 3.3% (from 39.2% to 35.9%). The higher expenses (in dollars) were due to: (i)approximately $1.6 million in increased selling, marketing and customer service costs to support existing and future revenues, and (ii) approximately $1.8 million in increased general and administrative costs. During the first quarter of 1997, the Company incurred approximately $1.5 million in non-recurring costs associated with the terminated Ultrak merger.

     Other Income, net

Other income, net for the first quarter of 1998 decreased by $1.7 million over the first quarter of 1997. Other income, net for the first quarter of 1998 represented a net foreign exchange gain of $0.2 million. Other income, net of $1.9 million for the first quarter of 1997 includes: (i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million relating to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange loss of $0.4 million.

     Interest Expense and Interest Income

Interest expense for the first quarter of 1998 remained constant at approximately $2.4 million. Interest income for the first quarter 1998 decreased by $1.6 million from the comparable quarter in 1997 (from $2.8 million to $1.2 million) resulting from a direct reduction in cash and cash investments primarily related to (i) the net cash used in operations for the remainder of 1997 and the first quarter of 1998, (ii) the cost of expanding the Company's manufacturing facility in Ponce, Puerto Rico during 1997, (iii) the purchase of Treasury stock in 1997, and (iv) the acquisition of the assets of Tokai Electronics Co., Ltd., in February 1998.

Income Taxes

The effective tax rate of 32.5% is the same as the effective tax rate during the first quarter of 1997.

     Net Earnings

Net earnings for the current quarter were $1.3 million or $.04 per share versus $2.4 million or $.07 per share for the prior year's first quarter.

Exposure to International Operations

Approximately 97% of the Company's international sales during the first quarter of 1998 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict,

       11


                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

Year 2000

The Company's management believes that its major financial and manufacturing applications are year 2000 complaint. The Company expects no material impact on its internal information systems from the year 2000 issue. The Company has recently initiated communications with its significant suppliers to determine the extent that the Company may be impacted by third parties' failure to address the issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, the issuance of convertible subordinated debt, and through two separate issuances of Common Stock in underwritten public offerings.

The Company's operating activities during the first three months of 1998 generated approximately $5.2 million compared to $7.8 million consumed during the first three months of 1997. This change from prior year was primarily the result of a decrease in accounts receivable offset primarily by increases in inventory levels and the Company's continued investment in the Comprehensive Tag Program which provides equipment financing to retail customers utilizing the Company's EAS systems in exchange for a multi-year agreement to purchase disposable labels.

The Company's Comprehensive Tag ProgramTM ("Comp Tag") is a financial marketing/sales tool designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. Through the Comp Tag Program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest.

Comp Tag agreements which meet all the necessary requirements for sales-type leasing as defined under FAS 13, are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions as specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the agreement is accounted for as an operating lease. The cash flow impact is independent of the accounting principle used for the income statement. In the majority of cases, the Company is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the statement of cash flows under two captions: (i)Long-term customer contracts for those meeting sales-type lease accounting; or (ii)Revenue equipment placed under operating lease. Comp Tag contracts under the sales-type lease accounting method are included in Other Assets on the Consolidated Balance

       12

                         CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
-------------------------------------------
Sheets. Comp Tag contracts under the operating-lease accounting method are included in Revenue Equipment on Operating Lease on the Consolidated Balance Sheets.

In summary, the Company's management has determined that the risks of the Comp Tag Program (i.e. cash outlay, credit risk, equipment and tag monitoring costs) are outweighed by the creation of long term disposable tag commitments and the benefits realized by the acceleration of chain-wide installations. Chain wide installations drive market share and faster acceptance of source tagging by manufacturers.

The Company's capital expenditures during the first three months of 1998 totaled $5.6 million compared to $5.0 million during the first three months of 1997. For fiscal year 1998 the Company anticipates that its capital expenditure requirements will approximate $13 million.

In December 1997, the Company replaced its existing $60 million revolving credit facility with a $100 million multi-currency unsecured revolving credit facility. At March 29, 1998, $19.5 million was outstanding under this credit agreement. These borrowings along with approximately $8 million from cash on hand were utilized to acquire the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million. The Company had held a one-third interest in Tokai since 1995.

Management believes that its anticipated cash needs for the forseeable future can be funded from cash and cash equivalents on hand and the unused portion of the $100 million bank line of credit.

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

As of March 29, 1998, the Company had currency exchange forward contracts totaling approximately $39.4 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Australian operations. The Company's operations in Argentina, Brazil, Canada, Japan, and Mexico were not covered by currency exchange forward contracts at March 29, 1998.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1998 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments to the amount of dividends which may be paid.

       13
                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

On February 18, 1998, the Registrant filed a Current Report on Form 8-K reporting under:

Item 2 thereof that (i) on February 3, 1998, the Registrant consummated an Agreement to purchase the operating assets and business of Tokai Electronics Co. Ltd; and (ii) on February 10, 1998 the Registrant issued a press release announcing the completion of aforesaid agreement; and

Item 5 thereof that (i) on January 29, 1998, the Registrant issued a press release announcing its preliminary fourth quarter and year-end results, new contracts and a new $100 million unsecured credit facility; and (ii) the Company issued a press release on February 10, 1998 announcing its fourth quarter and year-end results.

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/Jeffrey A. Reinhold
-----------------------                              May 13, 1998
Vice President - Finance,
Chief Financial Officer and Treasurer


W. Craig Burns
------------------------                             May 13, 1998
Vice President, Corporate Controller
and Chief Accounting Officer