Form 10-Q
period 1998-06-28
CHECKPOINT SYSTEMS INC
filed 1998-08-12
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended June 28, 1998
 -----------------------------------------------------------------------

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

As of August 05, 1998, there were 32,415,684 shares of the Common Stock outstanding.

                         CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                                      Page No.
                                                                      --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets . . . . . . . . . . . . . .     3

              Consolidated Statements of Operations . . . . . . . . .     4

              Consolidated Statement of Shareholders' Equity. . . . .     5

              Consolidated Statement of Comprehensive Income. . . . .     5

              Consolidated Statements of Cash Flows . . . . . . . . .     6

              Notes to Consolidated Financial Statements. . . . . . .   7-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . 10-15


Part II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders . .    16

      Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .    16

              SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .    16

                      CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS

                                                 June 28,   Dec. 28,
                                                   1998        1997
                                                 ---------   --------
                ASSETS                          (Unaudited)
                ------                               (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $ 55,753      $ 64,138
  Accounts receivable, net of allowances
    of $5,470,000 and $5,703,000                 122,383       136,748
  Inventories, net                                85,588        77,631
  Other current assets                            10,998        13,570
  Deferred income taxes                            5,569         5,593
                                                 -------       -------
     Total current assets                        280,291       297,680
REVENUE EQUIPMENT ON OPERATING LEASE, net         21,213        24,718
PROPERTY, PLANT AND EQUIPMENT, net                82,015        58,674
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                     73,877        72,304
INTANGIBLES, NET                                  12,867        14,003
OTHER ASSETS                                      57,055        49,055
                                                 -------       -------
TOTAL ASSETS                                    $527,318      $516,434
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Short-term borrowings and current portion
      of long-term debt                          $ 9,769      $  6,957
   Accounts payable                               17,387        13,200
   Accrued compensation and related taxes          7,364         7,745
   Income taxes                                   10,029        13,687
   Unearned revenues                              12,628        11,413
   Other current liabilities                      24,450        33,108
                                                 -------       -------
    Total current liabilities                     81,627        86,110

LONG-TERM DEBT, LESS CURRENT MATURITIES           45,475        30,855
 CONVERTIBLE SUBORDINATED DEBENTURES             120,000       120,000
 DEFERRED INCOME TAXES                               870         1,458
 MINORITY INTEREST                                   410           461
 COMMITMENTS AND CONTINGENCIES                         -             -
 SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, authorized
     500,000 shares, none issued                       -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,448,084 and 36,338,228                     3,645         3,633
   Additional capital                            233,035       232,079
   Retained earnings                              91,838        86,873
   Common stock in treasury, at cost,
    3,188,700 shares                             (27,986)      (27,986)
   Accumulated other comprehensive income        (21,596)      (17,049)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      278,936       277,550
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $527,318      $516,434
                                                 =======       =======

      See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                       Quarter (13 Weeks) Ended      Six Months (26 Weeks) Ended
                       ------------------------      ---------------------------
                       June 28,        June 29,      June 28,           June 29,
                       1998            1997          1998               1997
                       --------        --------      --------           --------
                                    (Thousands, except per share data)
 Net Revenues          $90,578         $81,036       $170,435           $149,214
 Cost of Revenues       54,918          46,497        103,220             86,638
                        ------          ------        -------            -------

   Gross Profit         35,660          34,539         67,215             62,576
 Selling, General
   and Administrative
   Expenses             29,352          27,649         57,991             54,346

Income from operations   6,308           6,890          9,224              8,230

Interest Income          1,031           2,362          2,190              5,193
Interest Expense         2,586           2,304          5,007              4,753
Other Income, net          684             275            873              2,163
                         -----           -----          -----              -----

Income Before
  Income Taxes           5,437           7,223          7,280             10,833
Income Taxes             1,767           2,357          2,366              3,532
Minority Interest           22               -             51                  -
                         -----           -----          -----             ------

Net Earnings            $3,692          $4,866         $4,965             $7,301
                        ======          ======         ======             ======

Net Earnings Per Share
  Basic                 $  .11          $  .14         $  .15             $  .21
                        ======          ======         ======             ======

  Diluted               $  .11          $  .14         $  .14             $  .21
                        ======          ======         ======             ======


     See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)

                             Six Months(26 Weeks) Ended June 28,1998
                        --------------------------------------------------
                                                    Foreign
                                                    Currency
                       Common  Additional Retained  Adjust-  Treasury
                       Stock   Capital    Earnings  ments    Stock       Total
                       ------- ---------- --------  -------- --------    -----
                                     (Thousands)

Balance,
 December 28,
  1997                $ 3,633  $232,079  $86,873 $(17,049) $(27,986) $277,550

Net Earnings                -         -    4,965        -         -     4,965
Exercise of Stock
 Options                   12       956        -        -         -       968
Other Comprehensive
 Income                     -         -        -   (4,547)        -    (4,547)
                       ------  --------  -------  -------   -------   -------
Balance at
June 28,1998          $ 3,645  $233,035  $91,838 $(21,596) $(27,986) $278,936
                       =======  =======   ======  ====-===  ========  =======


See accompanying notes to Consolidated Financial Statements.


                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                        (Unaudited)

                        Six Months(26 Weeks) Ended June 28,1998
                        ------------------------------------------
                                         (Thousands)


Net Earnings                               $4,965

Other Comprehensive Income
  Foreign Currency Translation
    Adjustments                            (4,547)
                                           ------
  Other Comprehensive Income               (4,547)
                                           ------
Comprehensive Income                       $  418
                                           ======


       See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                              Six Months(26 Weeks) Ended
                                              --------------------------
                                                   June 28,      June 29,
                                                    1998          1997
                                                 ---------      --------
                                                       (Thousands)
 Cash inflow (outflow) from operating activities:
  Net earnings                                    $  4,965     $  7,301
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Net book value of rented equipment sold              896          710
  Revenue Equipment placed under Operating Lease    (2,395)      (8,439)
  Long-term customer contracts                      (9,188)      (5,439)
  Depreciation and amortization                     13,112        9,630
  Provision for losses on accounts receivable          978          692
 (Increase) decrease in current assets:
       Accounts receivable                          11,990      (24,901)
       Inventories                                  (7,590)      (8,912)
       Other current assets                          2,495       (6,624)
    Increase (decrease) in current liabilities:
       Accounts payable                              4,480        4,224
       Accrued compensation and related taxes         (267)        (679)
       Income taxes                                 (3,950)         266
       Unearned revenues                               852        2,159
       Other current liabilities                    (9,104)       1,626
                                                   -------      -------
       Net cash provided (used) by
          Operating activities                       7,274      (28,386)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (8,079)     (12,039)
  Acquisition, net of cash acquired                (25,981)      (1,820)
  Other investing activities                        (1,271)      (2,706)
                                                   -------      -------
       Net cash used by investing activities       (35,331)     (16,565)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          968          787
  Proceeds from debt                                19,541        2,947
  Payment of debt                                     (837)      (3,418)
  Purchase of treasury stock                             -       (8,410)
                                                   -------      -------
       Net cash provided (used) by
       financing activities                         19,672       (8,094)
                                                   -------      -------
Net decrease in cash and cash
   equivalents                                      (8,385)     (53,045)
   Cash and cash equivalents:
   Beginning of period                              64,138      185,836
                                                   -------      -------
   End of period                                  $ 55,753     $132,791
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

The consolidated financial statements include all adjustments, necessary to present fairly the Company's financial position at June 28, 1998 and December 28, 1997 and its results of operations and changes in cash flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997.

2.  INVENTORIES


                                   June 28,       December 28,
                                    1998              1997
                                   --------       ------------
                                          (Thousands)
           Raw materials           $10,757          $10,329
           Work in process           2,190            2,312
           Finished goods           72,641           64,990
                                   -------          -------
                                   $85,588          $77,631
                                   =======          =======


Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

3.   LONG TERM CUSTOMER CONTRACTS

Included in Other Assets are unbilled receivables and other assets relating to long term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as the Comprehensive Tag Program(tm)). The duration of these programs typically range from three to five years.

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

                         CHECKPOINT SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                            Six Months
                                 Quarter (13 weeks) Ended   (26 weeks) Ended
                                 ------------------------   -------------------
                                 June 28,        June 29,   June 28,    June 29,
                                 1998            1997       1998        1997
                                 --------        --------   --------    --------
                                     (In thousands, except per share amounts)


BASIC EARNINGS PER SHARE:
Net Income                       $  3,692        $  4,866   $  4,965    $  7,301
                                 ========        ========   ========    ========
Average Common Stock Outstanding   33,249          33,951     33,221      34,255
Basic Earnings Per Share         $    .11        $    .14   $    .15    $    .21
                                 ========        ========   ========    ========
DILUTED EARNINGS PER SHARE:
Net Income Available for Common
  Stock Dilutive Securities(1)   $  3,692        $  4,866   $  4,965    $  7,301
                                 ========        ========   ========    ========

Average Common Stock Outstanding   33,249          33,951     33,221      34,255
Additional Common Shares
  Resulting from Stock Options      1,127             972      1,266       1,261
                                 --------        --------   --------     -------
Average Common Stock and
  Dilutive Stock Outstanding(1)    34,376          34,923     34,487      35,516
                                 ========        ========    =======     =======

Dilutive Earnings Per Share      $    .11        $    .14    $   .14     $   .21
                                 ========        ========    =======     =======



(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 28, 1998, and June 29, 1997 was as follows:

                                                            Six Months
                                 Quarter (13 weeks) Ended   (26 weeks) Ended
                                 ------------------------   ----------------
                                 June 28,        June 29,   June 28,   June 29,
                                 1998            1997       1998       1997
                                 --------        --------   --------   --------
                                                  (In thousands)
Interest                         $ 3,791         $ 3,960    $ 4,722    $ 4,836
Income Taxes                     $ 1,388         $ 3,380    $ 4,045    $ 3,876


                           CHECKPOINT SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7. RESTRUCTURING CHARGE

In December 1997, the Company recorded a pre-tax restructuring charge of $9,000,000. This charge, relating directly to the Company's international operations, includes (i) the elimination of approximately 60 positions ($5,450,000); (ii) the lease terminations of six of the Company's sales facilities and the consolidation of the Company's European research and development center into the corporate headquarters ($1,500,000); (iii) the costs associated with the termination of two master reseller agreements in Asia and Southern Europe ($1,550,000); and (iv) costs associated with the consolidation of inventory to the European distribution center ($500,000). At June 28, 1998, $5,572,000 of restructuring remains in Other Current Liabilities. The restructuring activity is expected to be substantially complete prior to the end of 1998.


8.  ACQUISITIONS

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million. The Company had held a one-third interest in Tokai since 1995.

9. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the FASB issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information". The provisions of SFAS No. 131 establish standards for the way that enterprises report information about operating segments in annual financial statements and require that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services,
geographic areas, and major customers.    The Company is reviewing this
standard of disclosure for adoption in its 1998 annual report.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 133 establishes new procedures accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this standard to have a material effect on the Company's consolidated financial statements.
                                -9-

Item 2.

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

RESULTS OF OPERATIONS
---------------------
Second Quarter 1998 Compared to Second Quarter 1997
------------------------------------------------------------
     Overview

During the second quarter of 1998, revenues increased by approximately $9.5 million (or 11.8%) over the second quarter of 1997. The increase in revenues was due primarily to increased sales of the Company's Electronic Article Surveillance ("EAS") product line in the Company's international retail markets and an increase in sales of the CCTV/Fire and Burglar product lines within the domestic retail markets and to a lesser extent the increased sales of CCTV/Fire and Burglar products in the international markets. Cost of revenues, as a percentage of sales increased by 3.2% (from 57.4% to 60.6%) when compared to last year's quarter. Selling, general and administrative ("SG&A") expenses increased $1.7 million but decreased as a percentage of revenues by 1.7%
(from 34.1% to 32.4%). Income from operations decreased $0.6 million (from $6.9 million to $6.3 million). Net earnings for the second quarter of 1998 decreased $1.2 million (from $4.9 million to $3.7 million). Earnings per share were $.11 for the second quarter of 1998 versus $.14 achieved in the second quarter of 1997. Per share amounts for all periods reflect diluted earnings per share, unless otherwise noted.

     Net Revenues

Net revenues for the second quarter of 1998 increased $9.5 million
(or 11.8%) over the second quarter of 1997 (from $81.0 million to $90.5 million). North American (the United States and Canada) and International net revenues accounted for approximately 55.6% and 44.4%, respectively, of total net revenues compared to 57.3% and 42.7% for last year's similar quarter. North American EAS net revenues decreased by $0.2 million (or 0.6%). International EAS net revenues increased $4.5 million (or 13.3%). Sales of the Company's Worldwide CCTV/Fire and Burglar products increased $4.8 million or 36.9% (from $13.0 million to $17.8 million) over the prior year's quarter.
The Company's Access Control product line had sales growth of 11.1% (from
$2.7 million to $3.0 million) compared to the prior year's second quarter.

     Cost of Revenues

Cost of revenues increased $8.4 million (or 18.1%) over the second quarter of 1997 (from $46.5 million to $54.9 million). As a percentage of net revenues, cost of revenues increased 3.2% (from 57.4% to 60.6%). The increase in the Company's cost of sales is primarily attributable to: (i) the increase in sales of CCTV/Fire and Burglar products which result in higher

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


product costs when compared to the Company's EAS products; (ii) the costs associated with excess capacity in the Puerto Rico and Japan manufacturing facilities resulting from the recent expansion; (iii) an increase in field service costs to support existing and future revenues; (iv) higher costs of disposable labels manufactured in Japan; and (v) an increase in Research and Development activities associated with the development of RF-EAS/ID Products.

      Selling, General and Administrative Expenses

SG&A expenses increased $1.7 million (or 6.1%) over the second quarter of 1997 (from $27.7 million to $29.4 million). As a percentage of net revenues, SG&A expenses decreased by 1.7% (from 34.1% to 32.4%). The higher expenses (in dollars) reflect an $0.8 million increase in selling, marketing and customer service costs to support existing and future revenues, and a $0.9 million increase in general and administrative costs.

     Other Income, net

Other income, net for the second quarter of 1998 increased by $0.4 million over the second quarter of 1997. Other income, net for the second quarter of 1998 included $1.3 million of proceeds from the final settlement of an insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France; offset by a net foreign exchange loss of $0.6 million. Other income, net for the second quarter of 1997 was comprised of a foreign exchange gain of $0.3 million.

     Interest Expense and Interest Income

Interest expense for the second quarter of 1998 increased by $0.3 million over the comparable quarter in 1997 from $2.3 million to $2.6 million. Interest income for the second quarter of 1998 decreased by $1.4 million from the comparable quarter in 1997 (from $2.4 million to $1.0 million) resulting from a direct reduction in cash and cash investments primarily related to (i) the net cash used in operations for the remainder of 1997, (ii) the cost of expanding the Company's manufacturing facility in Ponce, Puerto Rico during 1997, (iii) the purchase of Treasury stock in 1997; and (iv) the acquisition of the assets of Tokai Electronics Co., Ltd., in February 1998.

     Income Taxes

The effective tax rate of 32.5% is the same as the effective tax rate during the second quarter of 1997.

     Net Earnings

Net earnings for the current quarter were $3.7 million or $.11 per share versus $4.9 million or $.14 per share for the prior year's second quarter.

     Exposure to International Operations

Approximately 96% of the Company's international sales during the second quarter of 1998 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)



First Half 1998 Compared to First Half 1997
-------------------------------------------
     Overview

During the first half of 1998, revenues increased by approximately $21.2 million (or 14.2%) over the first half of 1997. The increase in revenues was due primarily to increased sales of the Company's Electronic Article Surveillance ("EAS") product line in both the North American (the United States and Canada) and International retail markets and CCTV/Fire and Burglar product lines within the domestic retail markets and to a lesser extent the increased sales of CCTV/Fire and Burglar products in the international markets. Cost of revenues, as a percentage of sales, increased by 2.5% (from 58.1% to 60.6%) when compared to last year's first half. Selling, general and administrative ("SG&A") expenses increased $3.6 million but decreased as a percentage of revenues by 2.4% (from 36.4% to 34.0%). Income from operations increased $1.0 million (from $8.2 million to $9.2 million). Net earnings for the first half of 1998 decreased $2.3 million (from $7.3 million to $5.0 million). Earnings per share were $.14 for the first half of 1998 versus $.21 achieved in the first half of 1997.

     Net Revenues

Net revenues for the first half of 1998 increased $21.2 million (or 14.2%) over the first half of 1997 (from $149.2 million to $170.4 million). North American and International net revenues accounted for approximately 57.2% and 42.8%, respectively, of total net revenues compared to 55.2% and 44.8% for last year's similar half. North American EAS net revenues increased by $5.2 million (or 9.3%). International EAS net revenues increased $3.3 million (or 5%).
Sales of the Company's Worldwide CCTV/Fire and Burglar products increased $11.1 million or 48.7% (from $22.8 million to $33.9 million) over the prior year's first half. The Company's Access Control product line had sales growth of 21.6% (from $5.1 million to $6.2 million) compared to the prior year's first half.

     Cost of Revenues

Cost of revenues increased approximately $16.6 million (or 19.2%) over the first half of 1997 (from $86.6 million to $103.2 million). As a percentage of net revenues, cost of revenues increased 2.5% (from 58.1% to 60.6%). The increase in the Company's cost of sales is primarily attributable to: (i) the increase in sales of CCTV/Fire and Burglar products which result in higher product costs when compared to the Company's EAS products; (ii) the costs associated with excess capacity in the Puerto Rico manufacturing facility resulting from the recent expansion; (iii) an increase in field service costs to support existing and future revenues; (iv) higher costs of disposable labels manufactured in Japan; and (v) an increase in Research and Development activities associated with the development of RF-EAS/ID Products.

                    CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


      Selling, General and Administrative Expenses

SG&A expenses increased $3.6 million (or 6.6%) over the first half of 1997 (from $54.4 million to $58.0 million). As a percentage of net revenues, SG&A expenses decreased by 2.4% (from 36.4% to 34.0%). The higher expenses (in dollars) reflect a $2.1 million increase in selling, marketing and customer service costs to support existing and future revenues, and a $1.5 million increase in general and administrative costs.

     Other Income, net

Other income, net for the first half of 1998 decreased by $1.3 million compared to the first half of 1997. Other income, net of $0.8 million for the second half of 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France, offset by a net foreign exchange loss of $0.5 million. Other income, net of $2.2 million for the first half of 1997 includes: (i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million related to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange loss of $0.1 million.


     Interest Expense and Interest Income

Interest expense for the first half of 1998 increased $0.2 million over the first half of 1997 (from $4.8 million to $5.0 million). Interest income for the first half of 1998 decreased by $3.0 million from the comparable half in 1997 (from $5.2 million to $2.2 million) resulting from a direct reduction in cash and cash investments primarily related to (i) the net cash used in operations for the remainder of 1997, (ii) the costs relating to the expansion of the Company's manufacturing facility in Ponce, Puerto Rico during the second half of 1997, (iii) the purchase of Treasury stock; and (iv) the acquisition of the assets of Tokai Electronics Co., Ltd., in February 1998.

     Income Taxes

The effective tax rate of 32.5% is the same as the effective tax rate during the first half of 1997.

     Net Earnings

Net earnings for the current half were $5.0 million or $0.14 per share versus $7.3 million or $.21 per share for the prior year's first half.

                   CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


     Exposure to International Operations

Approximately 96% of the Company's international sales during the first half of 1998 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.


     Year 2000

The Company is reviewing its major financial and manufacturing applications to determine their year 2000 compliance. The Company expects no material impact on its internal information systems from the year 2000 issue. The Company has recently initiated communications with its significant suppliers to determine the extent that the Company may be impacted by third parties' failure to address the issue. The Company will continue to monitor and evaluate the impact of the year 2000 on its operations.


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

The Company's operating activities during the first six months of 1998 generated approximately $7.3 million compared to $28.4 million consumed during the first six months of 1997. This change from the prior year was primarily the result of a decrease in accounts receivable offset primarily by increases in inventory levels and the Company's continued investment in the Comprehensive
Tag Program, which provides equipment financing to retail customers utilizing the Company's EAS systems in exchange for a multi-year agreement to purchase disposable labels.

The Company's capital expenditures during the first six months of 1998 totaled $8.1 million compared to $12.0 million during the first six months of 1997. For fiscal year 1998 the Company anticipates that its capital expenditure requirements will approximate $13.0 million.

                     CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)




During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of July 30, 1998, the Company has purchased 2,434,000 shares of common stock for an average price of $12.86 per share. The timing of additional purchases of common shares will depend on a variety of factors including price.

The Company has an existing $100 million multi-currency unsecured revolving credit facility. At June 28, 1998, 2.45 billion Japanese yen (approximately $18.9 million) was outstanding under this credit agreement. These borrowings, along with approximately $8 million from cash on hand, were utilized in February 1998, to acquire the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million.

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

As of June 28, 1998, the Company had currency exchange forward contracts totaling approximately $30.7 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Australian operations. The Company's operations in Argentina, Brazil, Canada, Japan, and Mexico were not covered by currency exchange forward contracts at June 28, 1998.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments to the amount of dividends which may be paid.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Registrant's Annual Meeting of Shareholders was held on April 22, 1998.

    (b)     The following Class I directors were elected at the meeting:
            Roger D. Blackwell and Richard J. Censits. Voting results for the election of director nominees were as follows:

            Roger D. Blackwell                   Richard J. Censits
            ------------------                   ------------------
            For        32,795,568                For        32,816,590
            Withheld      277,082                Withheld      256,060
                       ----------                           ----------
            Total      33,072,650                Total      33,072,650
                       ==========                           ==========

The names of the other directors continuing in office after the meeting are:
Robert O. Aders, David W. Clark, Jr., Kevin P. Dowd, Elisa Margaona,
Raymond R. Martino and Albert E. Wolf.

The Board of Directors elected a new director, William P. Lyons, Jr., at its meeting held on July 23, 1998.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number     Description
------     -----------

  27       Financial Data Schedule (Electronic filings only)


(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the second quarter of 1998.


                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                              August 12, 1998
Vice President - Finance,
Chief Financial Officer and Treasurer


/s/ W. Craig Burns
------------------------                             August 12, 1998
Vice President, Corporate Controller
and Chief Accounting Officer