Form 10-Q
period 1998-09-27
CHECKPOINT SYSTEMS INC
filed 1998-11-12
CIK 215419

                             FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended September 27, 1998
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

As of November 02, 1998, there were 31,236,184 shares of the Common Stock outstanding.

      2



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

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . 10-17


Part II. OTHER INFORMATION

      Item 5. Other Information. . . . . .     . .         .    . . .    18
      Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .    18

              SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .    18

                      CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS
                                                Sept. 27,   Dec. 28,
                                                  1998        1997
                                                ---------   --------
                ASSETS                          (Unaudited)
                ------                               (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $ 40,138      $ 64,138
  Accounts receivable, net of allowances
    of $5,774,000 and $5,703,000                 137,676       136,748
  Inventories, net                                83,723        77,631
  Other current assets                            11,390        13,570
  Deferred income taxes                            5,705         5,593
                                                 -------       -------
     Total current assets                        278,632       297,680
REVENUE EQUIPMENT ON OPERATING LEASE, net         22,627        24,718
PROPERTY, PLANT AND EQUIPMENT, net                82,478        58,674
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                     73,542        72,304
INTANGIBLES, NET                                  11,542        14,003
OTHER ASSETS                                      53,905        49,055
                                                 -------       -------
TOTAL ASSETS                                    $522,726      $516,434
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Short-term borrowings and current portion
      of long-term debt                          $ 9,509      $  6,957
   Accounts payable                               16,033        13,200
   Accrued compensation and related taxes          8,735         7,745
   Income taxes                                   12,219        13,687
   Unearned revenues                              13,171        11,413
   Other current liabilities                      25,653        33,108
                                                 -------       -------
    Total current liabilities                     85,320        86,110
LONG-TERM DEBT, LESS CURRENT MATURITIES           44,718        30,855
 CONVERTIBLE SUBORDINATED DEBENTURES             120,000       120,000
 DEFERRED INCOME TAXES                               872         1,458
 MINORITY INTEREST                                   440           461
 COMMITMENTS AND CONTINGENCIES                         -             -
 SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, authorized
     500,000 shares, none issued                       -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,456,590 and 36,338,228                     3,646         3,633
   Additional capital                            233,085       232,079
   Retained earnings                              98,558        86,873
   Common stock in treasury, at cost,
   5,039,300 shares and 3,188,700 shares         (47,171)      (27,986)
   Accumulated other comprehensive income        (16,742)      (17,049)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      271,376       277,550
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $522,726      $516,434
                                                 =======       =======
              See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                       Quarter (13 Weeks) Ended   Nine Months (39 Weeks) Ended
                       ------------------------   ---------------------------
                       Sept. 27,      Sept. 28,   Sept. 27,       Sept. 28,
                         1998           1997        1998            1997
                       --------       --------    --------        --------
                                    (Thousands, except per share data)

 Net Revenues          $94,042        $87,959     $264,477        $237,173
 Cost of Revenues       54,602         50,373      157,822         137,011
                        ------         ------      -------         -------

   Gross Profit         39,440         37,586      106,655         100,162
 Selling, General
   and Administrative
   Expenses             28,582         28,551       86,573          82,897
                        ------         ------       ------         -------

Income from operations  10,858          9,035       20,082          17,265

Interest Income          1,329          1,899        3,519           7,092
Interest Expense         2,179          2,302        7,186           7,055
Other Income/
   (expense) net           (7)            226          866           2,389
                         -----          -----        -----           -----

Income Before
  Income Taxes          10,001          8,858       17,281          19,691
Income Taxes             3,250          2,879        5,616           6,411
Minority Interest         (31)             71           20              71
                         -----          -----        -----          ------

Net Earnings            $6,720         $6,050      $11,685         $13,351
                        ======         ======       ======          ======

Net Earnings Per Share
  Basic                 $  .21         $  .18       $  .36          $  .39
                        ======         ======       ======          ======

  Diluted               $  .20         $  .17       $  .35          $  .38
                        ======         ======       ======          ======



     See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Unaudited)


                           Nine Months(39 Weeks) Ended September 27,1998
                      --------------------------------------------------
                                                 Accum.
                                                 Other
                     Common  Additional Retained Comprehen-  Treasury
                     Stock   Capital    Earnings sive Income* Stock    Total
                     ------- ---------- -------- --------    --------  -----
                                   (Thousands)
Balance,
 December 28,
  1997             $ 3,633  $232,079  $86,873  $(17,049)   $(27,986) $277,550

Net Earnings             -         -   11,685        -           -     11,685
Exercise of Stock
 Options                13     1,006        -        -           -      1,019
Purchase of
  Treasury Stock                                            (19,185)  (19,185)
Other Comprehensive
 Income                  -         -        -       307          -        307
                    ------  --------  -------  --------    ---------  -------
Balance at
Sept. 27,1998      $ 3,646  $233,085  $98,558 $ (16,742)   $(47,171) $271,376
                   =======  ========  ======= ==========   ========= ========
* Consists of foreign currency translation adjustments.

See accompanying notes to Consolidated Financial Statements.

                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                        (Unaudited)

                        Nine Months(39 Weeks) Ended September 27,1998
                        ---------------------------------------------
                                         (Thousands)
Net Earnings                              $11,685

Other Comprehensive Income
  Foreign Currency Translation
    Adjustments                               307
                                           ------
  Other Comprehensive Income                  307
                                           ------
Comprehensive Income                     $ 11,992
                                           ======


       See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                              Nine Months(39 Weeks) Ended
                                              ---------------------------
                                                  Sept. 27,     Sept. 28,
                                                    1998          1997
                                                 ---------      --------
                                                       (Thousands)
  Net earnings                                    $ 11,685     $ 13,351
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Net book value of rented equipment sold              983          776
  Revenue Equipment placed under Operating Lease    (6,027)     (12,270)
  Long-term customer contracts                      (5,224)      (5,772)
  Depreciation and amortization                     19,393       16,731
  Provision for losses on accounts receivable        1,511        1,089
 (Increase) decrease in current assets:
       Accounts receivable                          (1,532)     (41,143)
       Inventories                                  (4,148)     (21,029)
       Other current assets                          2,267       (6,917)
    Increase (decrease) in current liabilities:
       Accounts payable                              2,744        1,090
       Accrued compensation and related taxes          940         (492)
       Income taxes                                 (2,052)       1,859
       Unearned revenues                             1,211        1,802
       Other current liabilities                    (8,324)       6,905
                                                   -------      -------
       Net cash provided (used) by
          Operating activities                      13,427      (44,020)
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (9,651)     (19,118)
  Acquisition, net of cash acquired                (27,584)      (3,903)
  Other investing activities                           287       (3,114)
                                                   -------      -------
       Net cash used by investing activities       (36,948)     (26,135)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                        1,019        1,149
  Proceeds from debt                                19,541        2,948
  Payment of debt                                   (1,854)      (4,959)
  Purchase of treasury stock                       (19,185)      (9,349)
                                                   -------      -------
       Net cash provided (used) by
       financing activities                           (479)     (10,211)
                                                   -------      -------
Net decrease in cash and cash
   equivalents                                     (24,000)     (80,366)
   Cash and cash equivalents:
   Beginning of period                              64,138      185,836
                                                   -------      -------
   End of period                                  $ 40,138     $105,470
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

The consolidated financial statements include all adjustments, necessary to present fairly the Company's financial position at September 27, 1998 and December 28, 1997 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 27, 1998 and September 28, 1997.

2.  INVENTORIES
                                  September 27,   December 28,
                                    1998              1997
                                  ------------    ------------
                                          (Thousands)
           Raw materials           $ 9,604          $10,329
           Work in process           2,365            2,312
           Finished goods           71,754           64,990
                                   -------          -------
                                   $83,723          $77,631
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

4.  INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax will remain in effect through 2001, will be subject to certain limits during the years 2002 through 2005, and will be eliminated thereafter. Under Statement of Financial Accounting Standards (SFAS)
No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.
                                 -7-

                         CHECKPOINT SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                       Quarter                 Nine Months
                                   (13 weeks) Ended         (39 weeks) Ended
                                ------------------------   -------------------
                                  Sept. 27,   Sept. 28,  Sept. 27,   Sept. 28,
                                    1998        1997       1998        1997
                                  --------    --------   --------    --------
                                      (In thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Net Income                        $  6,720    $  6,050   $ 11,685    $ 13,351
                                  ========    ========   ========    ========
Average Common Stock Outstanding    32,031      33,935     32,825      34,149
Basic Earnings Per Share          $    .21    $    .18   $    .36    $    .39
                                  ========    ========   ========    ========
DILUTED EARNINGS PER SHARE:
Net Income Available for Common
  Stock Dilutive Securities(1)    $  7,783    $  6,050   $ 11,685    $ 13,351
                                  ========    ========   ========    ========

Average Common Stock Outstanding 32,031 33,935 32,825 34,149 Additional Common Shares
  Resulting from Stock Options         482       1,018      1,077       1,179
  Resulting from Convertible
   Debenture                         6,528          -          -           -
                                  --------    --------   --------     -------
Average Common Stock and
  Dilutive Stock Outstanding(1)     39,041      34,953     33,902      35,328
                                  ========    ========    =======     =======

Dilutive Earnings Per Share       $    .20    $    .17    $   .35     $   .38
                                  ========    ========    =======     =======

(1) Includes the dilutive effect of the assumed conversion of the subordinated debentures for the three months ended September 27, 1998. Conversion of the subordinated debentures is not included for the other periods as the conversion price is anti-dilutive.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended Sept. 27, 1998, and Sept. 28, 1997 was as follows:
                                                          Nine Months
                             Quarter (13 weeks) Ended   (39 weeks) Ended
                             ------------------------   --------------------
                              Sept. 27,      Sept. 28,  Sept, 27,   Sept. 28,
                                1998           1997       1998        1997
                              --------       --------   --------    --------
                                                (In thousands)
Interest                      $   967        $   895    $ 5,689     $ 5,731
Income Taxes                  $ 2,010        $ 1,184    $ 6,055     $ 5,060

                           CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


7. RESTRUCTURING CHARGE

In December 1997, the Company recorded a pre-tax restructuring charge of $9,000,000. This charge, relating directly to the Company's international operations, includes (i) the elimination of approximately 60 positions ($5,450,000); (ii) the lease terminations of six of the Company's sales facilities and the consolidation of the Company's European research and development center into the corporate headquarters ($1,500,000); (iii) the costs associated with the termination of two master reseller agreements in Asia and Southern Europe ($1,550,000); and (iv) costs associated with the consolidation of inventory to the European distribution center ($500,000). At September 27, 1998, $3,932,000 of restructuring remains in Other Current Liabilities. The restructuring activity is expected to be substantially completed in early 1999.


8.  ACQUISITIONS

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27,000,000. The Company had held a one-third interest in Tokai since 1995.

9. SUBSEQUENT EVENTS

On October 23, 1998, the Board of Directors approved the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14 per share. The stock will be repurchased in the open market or in other appropriate transactions under applicable regulations. The timing of repurchases and number of shares actually repurchased will depend on a variety of factors including price.

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

RESULTS OF OPERATIONS
---------------------
Third Quarter 1998 Compared to Third Quarter 1997
------------------------------------------------------------
     Overview

During the third quarter of 1998, revenues increased by approximately
$6.1 million (or 6.9%) over the third quarter of 1997. The increase in revenues was due primarily to (i) increased sales of the Company's CCTV/Fire and Burglar product lines within both the North American and international retail markets and (ii) an overall increase in sales of the Company's Electronic Article Surveillance ("EAS") product line within the North American retail market partially offset by a decrease in EAS revenue within the international retail market. Cost of revenues, as a percentage of sales increased by 0.8% (from 57.3% to 58.1%) when compared to last year's third quarter. Selling, general and administrative ("SG&A") expenses remained constant when compared to last year's third quarter, but decreased as a percentage of revenues by 2.1%(from 32.5% to 30.4%). Income from operations increased $1.8 million (from $9.0 million to $10.8 million). Net earnings for the third quarter of 1998 increased $0.7 million (from $6.0 million to $6.7 million). Earnings per share were $.20 for the third quarter of 1998 versus $.17 achieved in the third quarter of 1997. Per share amounts for all periods reflect diluted earnings per share, unless otherwise noted.

     Net Revenues

Net revenues for the third quarter of 1998 increased $6.1 million (or 6.9%) over the third quarter of 1997 (from $87.9 million to $94.0 million). North American (the United States and Canada) and International net revenues accounted for approximately 63.6% and 36.4%, respectively, of total net revenues compared to 60.7% and 39.3% for last year's similar quarter. North American EAS net revenues increased by $4.9 million (or 13.0%). International EAS net revenues decreased $3.0 million (or 8.8%). Sales of the Company's Worldwide CCTV/Fire and Burglar products increased $4.5 million or 34.1% (from $13.2 million to $17.7 million) over the prior year's quarter. Sales of the Company's Access Control product line decreased 21.2% (from $3.3 million to $2.6 million) compared to the prior year's third quarter.

    Cost of Revenues

Cost of revenues increased $4.2 million (or 8.4%) over the third quarter of 1997 (from $50.4 million to $54.6 million). As a percentage of net revenues, cost of revenues increased 0.8% (from 57.3% to 58.1%). The increase in the

                        CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)


     Cost of Revenues

Company's cost of revenues is primarily attributable to: (i) an increase in field service costs to support existing and future revenues; (ii) the increase in sales of CCTV/Fire and Burglar products which result in higher product costs when compared to the Company's EAS products; (iii) higher costs of disposable labels manufactured in Japan; and (iv) the costs associated with excess capacity in the Puerto Rico manufacturing facility resulting from the recent expansion. The increase in cost of revenues was partially offset by the effects of an increase in sales of disposable tags which carry a lower product cost than the Company's other EAS, CCTV, Fire and Burglar products.

      Selling, General and Administrative Expenses

SG&A expenses remained constant when compared to last year's third quarter. As a percentage of net revenues, SG&A expenses decreased by 2.1% (from 32.5% to 30.4%).

     Other Income, net

Other income, net, consisting entirely of net foreign exchange gains and losses, decreased by $0.2 million when compared to the third quarter of 1997.

     Interest Expense and Interest Income

Interest expense for the third quarter of 1998 decreased by $0.1 million over the comparable quarter in 1997 from $2.3 million to $2.2 million. Interest income for the third quarter of 1998 decreased by $0.6 million from the comparable quarter in 1997 (from $1.9 million to $1.3 million) resulting from a direct reduction in cash and cash investments primarily related to
(i) cash used to support operations in 1997, (ii) the cost of expanding the Company's manufacturing facility in Ponce, Puerto Rico during 1997, (iii) the continued purchase of Treasury stock during the second half of 1997 and the third quarter of 1998; and (iv) the acquisition of the assets of Tokai Electronics Co., Ltd., in February 1998.

     Income Taxes

The effective tax rate of 32.5% is the same as the effective tax rate during the third quarter of 1997.

     Net Earnings

Net earnings for the current quarter were $6.7 million or $.20 per share versus $6.1 million or $.17 per share for the prior year's third quarter.

     Exposure to International Operations

Approximately 94% of the Company's international sales during the third quarter of 1998 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

                    CHECKPOINT SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

First Nine Months of 1998 Compared to First Nine Months of 1997
---------------------------------------------------------------
     Overview

During the first nine months of 1998, revenues increased by approximately $27.3 million (or 11.5%) over the first nine months of 1997. The increase in revenues was due primarily to increased sales of the Company's Electronic Article Surveillance ("EAS") product line in both the North American (the United States and Canada) and International retail markets and CCTV/Fire and Burglar product lines within the domestic retail markets and to a lesser extent the increased sales of CCTV/Fire and Burglar products in the international markets. Cost of revenues, as a percentage of sales, increased by 1.9% (from 57.8% to 59.7%) when compared to last year's first nine months. Selling, general and administrative ("SG&A") expenses increased $3.7 million but decreased as a percentage of revenues by 2.3% (from 35.0% to 32.7%). Income from operations increased $2.8 million (from $17.3 million to $20.1 million). Net earnings for the first nine months of 1998 decreased
$1.7 million (from $13.4 million to $11.7 million). Earnings per share were $0.35 for the first nine months of 1998 versus $0.38 achieved in the first nine months of 1997.

     Net Revenues

Net revenues for the first nine months of 1998 increased $27.3 million
(or 11.5%) over the first nine months of 1997 (from $237.2 million to $264.5 million). North American and International net revenues accounted for approximately 59.5% and 40.5%, respectively, of total net revenues compared to 57.3% and 42.7% for last year's similar period. North American EAS net revenues increased by $10.1 million (or 10.8%). International EAS net revenues increased $0.3 million. Sales of the Company's Worldwide CCTV/Fire and Burglar products increased $15.6 million or 43.4% (from $36.0 million to $51.6 million) over the prior year's first nine months. The Company's Access Control product line had sales growth of 6.0% (from $8.3 million to $8.8 million) compared to the prior year's first nine months.

     Cost of Revenues

Cost of revenues increased approximately $20.8 million (or 15.2%) over the first nine months of 1997 (from $137.0 million to $157.8 million). As a percentage of net revenues, cost of revenues increased 1.9% (from 57.8% to 59.7%). The increase in the Company's cost of sales is primarily attributable to: (i) the increase in sales of CCTV/Fire and Burglar products which result in higher product costs when compared to the Company's EAS products; (ii) the costs associated with excess capacity in the Puerto Rico manufacturing facility resulting from the recent expansion; (iii) an increase in field service costs to support existing and future revenues; (iv) higher costs of disposable labels manufactured in Japan; and (v) an increase in Research and Development activities associated with the development of RF-EAS/ID Products. The increase in cost of revenues was partially offset by the effects of an increase in sales of disposable tags which carry a product cost lower than the Company's other EAS, CCTV, Fire and Burglar products.

                      CHECKPOINT SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General and Administrative Expenses

SG&A expenses increased $3.7 million (or 4.4%) over the first nine months of 1997 (from $82.9 million to $86.6 million). As a percentage of net revenues, SG&A expenses decreased by 2.3% (from 35.0% to 32.7%). The higher expenses (in dollars) reflect a $1.4 million increase in selling, marketing and customer service costs to support existing and future revenues, and a $2.3 million increase in general and administrative costs.

     Other Income, net

Other income, net for the first nine months of 1998 decreased by $1.5 million compared to the first nine months of 1997. Other income, net of $0.9 million for the nine months of 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France, offset by a net foreign exchange loss of $0.4 million. Other income, net of $2.4 million for the nine months of 1997 includes: (i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million related to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange gain of $0.1 million.

     Interest Expense and Interest Income

Interest expense for the first nine months of 1998 increased $0.1 million over the first nine months of 1997 (from $7.1 million to $7.2 million). Interest income for the first nine months of 1998 decreased by $3.6 million from the comparable nine months in 1997 (from $7.1 million to $3.5 million) resulting from a direct reduction in cash and cash investments primarily related to (i) cash used to support operations in 1997, (ii) the costs relating to the expansion of the Company's manufacturing facility in Ponce, Puerto Rico during the second half of 1997, (iii) the continued purchase of Treasury stock during the second half of 1997 and the third quarter of 1998; and (iv) the acquisition of the assets of Tokai Electronics Co., Ltd., in February 1998.

     Income Taxes

The effective tax rate of 32.5% is the same as the effective tax rate during the first nine months of 1997.

     Net Earnings

Net earnings for the first nine months were $11.7 million or $0.35 per share versus $13.4 million or $.38 per share for the prior year's first nine months.

                        CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


     Exposure to International Operations

Approximately 96% of the Company's international sales during the first nine months of 1998 were made in local currencies. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.


     Year 2000
     ---------
Year 2000 Readiness

The Company's year 2000 readiness plan is primarily directed towards ensuring business continuity by mitigating any year 2000 computer failures that could interrupt business processes, damage customer service, and/or cause financial loss. The plan addresses the year 2000 effect on the following areas:
(i) information systems; (ii) the Company's product offerings; and (iii) internal and external supply chain readiness which includes the Company's internal manufacturing processes.

The Company is involved in an ongoing assessment of year 2000 readiness and is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. The Company's primary applications software has been procured through third party vendors, and the Company has begun to address potential year 2000 deficiencies through updates provided by the vendors. The Company's other information systems and applications software, some of which are not year 2000 compliant, are in the process of being evaluated.

As a result of an evaluation of the Company's product lines for year 2000 compliance, the Company's primary products, comprising of EAS products, are not date dependant and therefore, will not require modifications. The Company's Access Control products were determined to be compliant, except for a few products, which are intended to be modified, at minimal costs by
year-end 1998.   The Company's CCTV and fire and burglar alarm products are generally purchased from outside vendors and the Company is currently working with such vendors to determine compliance.

The Company plans to begin an assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and intends to work with these third parties to identify and mitigate common risks.

                       CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

These various third party and non-information technology assessments are scheduled to commence in the current fiscal quarter. The Company also recognizes the potential for year 2000 issues in external areas such as telephone and communication systems, utilities, banks and alarm systems.

Costs

Costs associated with the year 2000 compliance have not been material to date, and the total costs to achieve year 2000 compliance are being evaluated. Currently, management estimates the cost to test and remedy the Company's information systems to be approximately $1.5 million. This estimate includes the acceleration of hardware purchases of approximately $.8 million and other expenses consisting primarily of outside year 2000 consulting services of $.7 million. However, there can be no assurance that costs will not exceed this level. The Company has yet to determine the potential cost, if any, associated with the Company's product offerings and supply chain readiness.

Risks

The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to provide assurance at this time that the consequences of Year 2000 failures will not have a material impact on the Company's results of operations, liquidity or financial condition. The execution of the Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty associated with the year 2000 problem.

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. After completion of the assessment and remediation process, the Company will formalize a contingency plan to address potential failures associated with year 2000 compliance.

                       CHECKPOINT SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, the issuance of convertible subordinated debt, and proceeds from two separate issuances of Common Stock in underwritten public offerings.

The Company's operating activities during the first nine months of 1998 generated approximately $13.4 million of cash compared to $44.0 million consumed during the first nine months of 1997. This change from the prior year was primarily the result of a decreased investment in working capital and long term customer contracts.

The Company's capital expenditures during the first nine months of 1998 totaled $9.7 million compared to $19.1 million during the first nine months of 1997. For fiscal year 1998 the Company anticipates that its capital expenditure requirements will approximate $13.0 million.

During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of November 2, 1998, the Company has purchased 3,441,300 shares of common stock for an average price of $12.02 per share.

On October 23, 1998, the Board of Directors authorized the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. As of November 2, 1998, the Company has purchased 193,100 shares of common stock for an average price of $11.46 per share.

The Company has an existing $100 million multi-currency unsecured revolving credit facility. At September 27, 1998, 2.45 billion Japanese yen (approximately $18.3 million) was outstanding under this credit agreement. These borrowings, along with approximately $8 million from cash on hand, were utilized in February 1998, to acquire the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $27 million.

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

As of September 27, 1998, the Company had currency exchange forward contracts totaling approximately $26.4 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Australian and Canadian operations. The Company's operations in Argentina, Brazil, Japan, and Mexico were not covered by currency exchange forward contracts at September 27, 1998.

The Company also holds a series of put options denominated in Australian and Canadian dollars which gives the Company the right but not the obligation to convert the Australian and Canadian dollars at a specified exchange rate in to U.S. dollars. The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's gross margins for sales made by the Company's international operations. The combination of forward exchange contracts and currency options could limit the Company's risks associated with significant exchange rate fluctuations.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments to the amount of dividends which may be paid.

PART II. OTHER INFORMATION

Item 5.   Other Information
          Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under Rule 14a-8 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), such proposal must be received by the Company on or before November 26, 1998.

          In connection with the Company's 1999 annual meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company on or before February 6, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without reference to the matter in the proxy statement.

         The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's annual meeting, is qualified in its entirety by reference to the Company's bylaws.

         All shareholder proposals and notices should be directed to:
Checkpoint Systems, Inc., Attention: Corporate Secretary, 101 Wolf Drive, Thorofare, NJ 08086.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits
None

(b) Reports on Form 8-K
No reports on Form 8-K have been filed during the third quarter of 1998.

                                SIGNATURE
                                ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                              November 12, 1998
Vice President - Finance,
Chief Financial Officer and Treasurer


/s/ W. Craig Burns
------------------------                             November 12, 1998
Vice President, Corporate Controller
and Chief Accounting Officer