Form 10-K
period 1998-12-27
CHECKPOINT SYSTEMS INC
filed 1999-03-29
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1998   Commission File No. 1-11257

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
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                 X
                                ---
As of March 1, 1999 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $254,000,000.

As of March 1, 1999, there were 30,126,884 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 5, 1999.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.

                                PART I
Item 1.    BUSINESS

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems - utilizing proprietary radio frequency (RF) technologies - designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including electronic article surveillance (EAS) systems, closed circuit television (CCTV) systems, point-of-sale (POS) monitoring systems and electronic access control systems (EAC). Over the past five years, the Company has achieved substantial growth. This was accomplished through internal expansion and acquisitions, the introduction of new products, broadened and more direct distribution (particularly in its international markets) and increased and more efficient manufacturing capability. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture.

The Company's key product offerings use a low-cost disposable, paper-thin, RF tag which triggers an alarm when passed through the Company's sensors at the point of exit from the retail site. These disposable tags, which are manufactured using the Company's proprietary technology at its modern facilities in Puerto Rico and Japan can be easily applied, on products or within packaging, at the retail outlet or at the product manufacturing source. Disposable tags can be easily deactivated without locating the tag. Sales of these disposable tags and field service of their associated sensors and deactivation units provide a significant source of recurring revenues and accounted for approximately 32% of the Company's net revenues for fiscal year 1998. With the recent expansion of the Company's manufacturing facilities in Puerto Rico, combined with the Japanese facilities acquired in early 1998, the Company now has the capacity to produce up to approximately 5.4 billion disposable RF tags per year.

The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allow the retailer to maximize sales opportunities. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to such retail chains as American Stores, Company, Circuit City Stores, Inc., Dayton Hudson Department Stores, Eckerd Corporation, H.E. Butt Stores, Mervyns, Rite Aid Corporation, Target Stores, Toys "R" Us, Walgreen Co., and Winn Dixie in the U.S.; Canadian Tire, Shoppers Drug Mart/Pharmaprix, and Toys "R" Us in
Canada; Gigante in Mexico; B&Q, Dixons, Sainsbury, and Wickes in the UK; Continente and El Corte Ingles in Spain; Intermarche and FNAC in France; Carrefour in Italy; Norte in Argentina, and Big W, Coles Myer Ltd., and
KMart in Australia.

The Company's business strategy focuses on providing solutions to retailers' concerns regarding product shrinkage. Through new product innovations to the RF-based platform, the Company will seek to continue its leadership position in certain key hard goods markets, expand its market share in the soft goods market, and dominate in new geographic markets as well. The Company will also continue to capitalize on its installed base of large global retailers to aggressively promote Impulse(R) source tagging. Furthermore, the Company will seek to exploit the flexibility of RF-technology to develop RF-based auto-ID products for the library and retail marketplace, capitalizing on the increased attention to supply-chain management.

To achieve these objectives, the Company will work to continually enhance and expand its RF technologies and products, provide superior service to its customers and expand its direct sales activities through acquisitions and start-up operations. The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunities for the retailer.

The Company has its principal executive offices at 101 Wolf Drive, Thorofare, New Jersey 08086, (609-848-1800). Unless the context requires otherwise, the "Company" means Checkpoint Systems, Inc. and its subsidiaries on a consolidated basis.

COMPANY HISTORY

In 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's Common Stock to Logistics' shareholders as a dividend.

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

In July 1993, the Company purchased all the outstanding capital stock of ID Systems International BV and ID Systems Europe BV (ID Systems Group), related Dutch Companies engaged in the manufacture, distribution and sale of EAS systems throughout Europe. The acquisition gave the Company direct access to six Western European countries which included The Netherlands, United Kingdom,Sweden, Germany, France and Belgium.

In February 1995, the Company purchased Alarmex, Inc. which designs and installs CCTV, POS monitoring, and burglar and fire alarm systems. The Company also provides related central station monitoring services to over 10,000 retail sites in the United States.

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

On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Eletronicos Ltda. (Mercatec). Mercatec is a supplier of EAS systems and CCTV systems to retailers in Brazil. This acquisition along with the Company's Argentinean operations, further increased the Company's direct presence in South America.

On November 18, 1996, the Company purchased all of the capital stock of

Vysions Systems, Inc. (Vysions) in Ontario, Canada. Vysions is a leading CCTV systems integrator and solutions provider for the Canadian market. This acquisition combined with the Company's existing EAS operations further increased the Company's direct presence and product offerings to the Canadian market.

On December 27, 1996, the Company acquired Checkpoint Systems Japan Co. Ltd., its distributor for retail products throughout Japan. The acquisition provided the Company its first direct presence in the growing Asian market.

In 1997, the Company completed the acquisition of three CCTV operations:
Check Out Security Systems in Denmark, D & D Security in Belgium and Evagard PLC in the United Kingdom. These strategic acquisitions allow the Company to provide direct CCTV products, installation, and service to key markets within Scandinavia, the Benelux countries, and the United Kingdom. Also in 1997, the Company acquired 2M Security Systems ApS, its distributor of retail security products throughout Denmark.

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

On February 2, 1998, the Company acquired the operating assets of Tokai Electronics Co., Ltd., (Tokai), a Japanese manufacturer of radio frequency disposable labels. The Company had held a one-third interest in Tokai since 1995.

Principal Product Categories
----------------------------
   Electronic Article Surveillance (EAS)

EAS systems have been designed to act as a deterrent, and control the increasing problem of merchandise theft in establishments such as retail stores and libraries. EAS systems have been recognized by retail establishments to be a significant part of the overall total loss prevention program which includes closed-circuit television, security personnel, and POS auditing programs. EAS systems, when combined with other systems, provide retail management with the ability to monitor consumer activity, impact merchandise shrinkage, and merchandise products more efficiently.

The Company's diversified product lines are designed to help retailers prevent losses caused by theft (both by customers and employees) while at the same time enabling retailers to capitalize on consumer impulse buying by openly displaying high margin and high cost items. This directly improves product velocity and reduces employee costs. With the advent of more sophisticated point-of-sale data collection systems and more efficient inventory controls, retailers have become increasingly aware of the item shrinkage problem and its impact on revenue and profitability. EAS systems have become the preferred choice to control these losses.

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

   CCTV Systems and Monitoring Services

A full line of closed-circuit television products is offered by the Company along with its EAS products, providing a total systems solution package for retail establishments. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, remote tele-surveillance, and point-of-sale (POS) monitoring systems.

The Company's custom designed fire/intrusion alarm systems provide protection against internal and external theft, completing the full line of products that can be procured through the Company. All systems supplied can be included in the Company's 24-hour Central Station Monitoring services.

   Access Control Systems

Electronic access control systems restrict access to areas requiring protection by granting access only to authorized personnel at specified times. Continued developments in processing and software technology have enhanced the sophistication of electronic access control systems by embedding these systems into the infrastructure of the business.

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

   RFID - Intelligent Tagging

The joint development of a new product undertaken by the Company and Mitsubishi Materials Corporation (Mitsubishi) for retail, library and commercial industrial applications is called RF-EAS/ID(TM). This joint project combines the Company's RF and manufacturing expertise with Mitsubishi's integrated circuit and materials expertise. The product line, a family of tags and readers, can effectively provide solutions to a variety of applications in the auto-ID marketplace. The Performa(TM) family of RFID products is expected to be released in early 1999.

Products
--------
   Product Descriptions

     EAS Systems

The Company offers a wide variety of EAS solutions to meet the requirements of retail store configurations. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags.

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

EAS system components include a wide range of sensor styles including chrome, wood, glass or custom designs. The Company also offers the customer a choice of patented disposable paper tags, reusable flexible tags and reusable hard plastic tags. The sensor's transmitter emits an RF signal and the receiver measures the change in that signal caused by an active tag, causing the system to activate the alarm. For fiscal years 1998, 1997, and 1996, the percentage of the Company's net revenues from sensors was 22%, 26%, and 27%, respectively.

In 1998, the Company introduced the Strata(TM) family of sensors - Checkpoint's new family of wide aisle products. The Strata PX has been targeted at all applications where the retailer needs to protect large entry/exit ways with few antennas. During 1999, the Company plans to offer new package styles with enhanced functionality of the Strata line of products.

A significant feature of these technically advanced EAS systems is the combination of a receiver and transmitter in a single sensor. Utilizing the latest Digital Signal Processing (DSP) technology along with the Company's newly developed Advanced Digital Discrimination(TM) (ADD/RF) digital filtering technology, the Strata family can protect aisle widths of 12 feet using only two sensors. One sensor is capable of three feet of detection on either side of the sensor. Additional features include merchandising panels, alarm counter, pager interface, people counter, and alarm sounding devices.

The Pillar(TM) family of products was also introduced in 1998. The Pillar family offers flexibility in packaging and style with unobtrusive wide-aisle protection. The Pillar system also utilizes DSP technology along with the Company's newly developed ADD/RF digital filtering technology. This combination allows the retailer to protect wide-aisles while using the full range of tags and source tagged merchandise. The sensor can be customized to "blend" into the retail store, making EAS part of the retail space. With ADD/RF, the Pillar family offers the highest level of wide-aisle protection for the sophisticated retailer.

The Company makes the QS4000(TM), QS4500(TM) and QS5500(TM) for mid-aisle (four to five feet) applications. All of these sensors use the Company's advanced sensor technology and are compatible with the full range of tags and scan/deactivation systems.

Introduced in 1990, the QS2000(R) remains a popular narrow aisle product line, especially with smaller drug and supermarket stores because of its rugged, reliable design. Improvements to the QS2000 system electronics have kept the system current with state-of-the-art digital technology. The QS2000 has been re-engineered to provide excellent tag detection with enhanced tag-discrimination capabilities. Using digital filtering technology, the QS2000 analyzes RF signals in its detection zone and can discriminate between unique tag signals and environmental interference. This development greatly enhances system integrity while increasing tag detection. The QS2000 is also available in a weatherized version for outdoor use.

Rounding out the narrow aisle product line, the Company also offers chrome-finished Quicksilver(R) sensors, and solid-oak Signature(R) sensors, featuring similar technology as offered in the QS2000.

To satisfy the European and Pacific Rim preference for in-lane protection in supermarkets and hypermarkets, the Company offers in-lane EAS sensors that are compatible with the full range of EAS tags and deactivators. Marketed under the name Corvus(R), these systems utilize the same technology used in the QS2000 style products but are typically installed in-lane at the checkout counter and provide retailers an alternative to manage shrinkage caused by theft.

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

     Deactivation Units

Deactivation units disarm the disposable tag to prevent recognition by the sensors located at the exits. Deactivation usually occurs at the point-of-sale.

In 1986, the Company introduced Counterpoint(R) I, a non-contact deactivation unit which eliminated the need to search for and remove or manually detune disposable tags. In 1989, the Company patented and introduced integrated scan/deactivation. Integrated scan/deactivation provides simultaneous reading of the bar code information, while deactivating the tag in one single step at the point-of-sale.

Counterpoint VII, the latest Counterpoint version, was introduced in 1997. With its non-contact deactivation and scan/deactivation technology, cashier training is virtually eliminated and through-put speed is maximized. This capability has helped establish the Company as the supplier with the preferred technology with retailers concerned about customer through-put at point-of-sale.

Deactivation configurations include horizontal counter-mounted slot scanners, vertical mounted scanners, hand-held scanners and weigh scale scanners. The Company integrates the deactivation capability with more than 50 bar code scanners. These scanners are available from companies such as PSC (formerly SpectraPhysics), Symbol Technologies, Inc., Metrologic, Inc., NCR (National Cash Register,Inc.), ICL Systems, Inc./Fujitsu Ltd., IBM (International Business Machines), and ScanTech BV.

These scanners have a deactivation range up to 15 inches. Most of these units can be configured to provide verification of a reusable tag if left on the merchandise accidentally, eliminating embarrassing cashier errors. Two types of deactivation pads are available for a variety of retail environments.

The Company has also pioneered the development of interlock and post scanner verification. These tools, working with the Company's patented integrated scan/deactivation, allow the retailer to reduce the incidence of internal (cashier) theft due to sliding and sweethearting at the point-of-sale. For 1998, 1997, and 1996, the percentage of the Company's net revenues from deactivation was 11%, 12%, and 13%, respectively.

     Tags

All tags contain an electronic RF circuit that, unless deactivated (disposable tags) or removed (reusable tags), triggers an alarm when passed through the sensors. Customers can choose from a wide variety of tags, depending on their merchandise mix. Tags can be applied at the store location, at the manufacturing site, or at a distribution center.

     Disposable Tags

Disposable security tags are affixed to merchandise by pressure sensitive adhesive or other means. These tags range in size from 1.125" x 1.5" to 2.0" x 2.0" enabling retailers to protect frequently-pilfered items. Disposable tags must be deactivated electronically at the point-of-sale, or passed around the sensors. The Company provides tags compatible with a wide variety of standard price-marking/bar-coding printers. The Company's tags can be integrated into many commonly available printers offered by Sato, Zebra, Monarch, Printronix and Avery Dennison. This integration, referred to as Cheklink(R) was developed to combine pricing, merchandising, protection and data collection in a single step. Disposable tags can be applied at the manufacturing site, in the distribution center, or in-store. Under the Company's Impulse source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. For 1998, 1997, and 1996, the percentage of the Company's net revenues from disposable tags was 24%, 22%, and 24%, respectively.

The Company is licensed to sell and provide tags in roll form for the Model 4021(TM) label applicator printer (Pathfinder(R)) manufactured by Monarch Marking Systems. This product is a sophisticated electronic portable bar code label printer and applicator ideal for use in high-volume mass merchandise, drugstore and supermarket environments. In addition, the Model 4021 applicator has a self-contained keyboard which allows for easy entry of various types of label data including bar code, price and size. The Model 4021 applicator also has built-in scanning capability that can scan existing product bar codes, then print identical labels for application without obscuring important product information.

The Company has strategic working relationships with several label integrators including Avery Dennison, A&H Manufacturing, Paxar, J&J Cash, Ltd., RVL, and Shore to Shore. Avery Dennison offers customers a variety of labels and tickets that contain the Company's embedded RF security circuit, utilizing a fully automated proprietary process.

     Reusable Tags

The Company markets a full line of reusable products, which provide security for apparel items, as well as for entertainment products such as music CDs, audio and video cassettes, and video games. Consisting of plastic hard tags, fluid ink tags, and SAFER(R) products, the reusable product line accounted for 8%, 10%, and 8% of the Company's net revenue in 1998, 1997, and 1996, respectively.

The Company's most popular reusable products are its plastic hard tags which are attached via a pin to men's and women's apparel items. The Company's product line includes the UFO, Mini UFO, and Super UFO tags and consist of a plastic housing, a magnetic based lock, and an RF coil for detection in the Company's EAS sensors. The Mini hard tag combines solid detection and security performance with value pricing. Several new hard tags are currently in test for release in 1999 that will further enhance Checkpoint's apparel EAS portfolio.

The Company also markets a line of fluid tags marketed under the name ChekInk(R)II that provides a cost-effective defense against shoplifters. Unauthorized removal of these tags will cause sealed vials of dye to break open, rendering the garment unusable. ChekInk II serves as a practical alternative to securing valuable merchandise. Ideal for use in stores such as department stores, mass merchandise, and sporting goods stores, ChekInk II can be removed quickly and easily at point-of-sale in the same manner as the reusable tags. In addition to the reusable tags described above, the Company manufactures a variety of other reusable hard tags.

The Company markets a full range of plastic Safer products used to provide added security to such items as CDs, videos and electronic games. The Company has a business agreement with MW Trading ApS, a manufacturer and distributor of home entertainment security products, to license and manufacture these products for the North and South American marketplace.

     CCTV Systems and Monitoring Services

In early 1995, the Company acquired Alarmex, Inc. (Alarmex), a designer, distributor and installer of CCTV and fire/intrusion alarm systems for retail establishments. Alarmex, which was renamed Checkpoint Security Systems Group, Inc., provides a full line of camera, monitoring, perimeter protection and fire/intrusion alarm equipment and services. Prior to this, the Company acquired, in 1991, worldwide licensing rights for Viewpoint(R), a POS total transaction monitoring system designed to help control internal theft.

CCTV products include fixed, high speed dome cameras in basic black & white and color, covert CCTV investigative kits, VCRs, digital storage components, and the Company's Clarity Concept(TM) dome CCTV product, which is a fully functional pan/tilt/zoom camera system.

Monitoring products include the Company's Viewpoint and Possi(R) POS transaction monitoring systems. All systems can be remotely accessed and are capable of monitoring POS activities.

To compliment the full line of CCTV and monitoring products, the Company also provides fire and intrusion alarm systems for its retail customers. Products such as Secure Point(TM), an RF-based burglar alarm system, and Keywriter(TM), a scheduled-access verification system that monitors employee activity, are just some of the user friendly products offered in the security arena. All of the customer's facilities can be monitored by the Company's UL/FM approved 24 hour central monitoring station. For fiscal 1998, 1997, and 1996, the percentage of the Company's net revenue from CCTV systems and monitoring services was 19%, 16%, and 13%, respectively.

     Access Control Systems

Electronic access control systems restrict access to areas requiring protection by granting access only to authorized personnel at specified times. For fiscal years 1998, 1997, and 1996, the percentage of the Company's net revenue from access control systems remained at approximately 3% of total revenues.

The Threshold(R) product line consists of eight systems, ranging from a small non-computer based system to large scale networked Microsoft Windows(R) based offerings. These sophisticated systems provide a maximum degree of control, monitoring and reporting for any size facility. The Threshold product line features a Distributed Network Architecture(R) which stipulates that no single point of failure will affect the entire system. These systems are capable of controlling over 500 doors for access control and up to 50,000 cardholders. The incorporation of alarm and control point monitoring (i.e. turning lights on or off), integrated ID Badging, and CCTV functionality, are also integral features of all eight Threshold offerings.

The Company's remote software packages allow the connection of the controller, a microprocessor based device, from anywhere in the country via standard telephone lines. This functionality has opened the possibility of broadcasting controller information over corporate networks (i.e. LAN/WAN) allowing both increased speed and lower cost.

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

The Company has several proprietary proximity card/tag and reader systems for any environment. The Mirage(R) family of readers provides rapid card verification with the ability to mount to metal without signal degradation. The Mirage SG(R) provides the same reliable read performance in a smaller, more aesthetically pleasing package.

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

Principal Markets and Marketing Strategy
----------------------------------------

The Company markets its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics) and soft goods (department stores; mens, womens and childrens apparel; specialty stores, and sporting goods). The Company also markets its products and services to libraries. The Company is a market leader in the supermarket, drug store and mass merchandiser market segments with customers such as American Stores Company, Circuit City Stores, Inc., Dayton Hudson Department Stores, Eckerd Corporation, H.E. Butt Stores, Mervyns, Rite Aid Corporation, Target Stores, Toys "R" Us, Walgreen Co., and

Winn Dixie in the U.S.; Canadian Tire, Shoppers Drug Mart/Pharmaprix, and Toys "R" Us in Canada; Gigante in Mexico; B&Q, Dixons, Sainsbury, and Wickes in the UK; Continente and El Corte Ingles in Spain; Intermarche and FNAC in France; Carrefour in Italy; Norte in Argentina; and Big W, Coles Myer Ltd., and Kmart in Australia.

Industry sources estimate that "shrinkage" (the value of goods which are not paid for) is a $25-35 billion annual problem for the North American retail industry and a $30-45 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft.

Sophisticated data collection systems (primarily bar code scanners), available to retailers, have highlighted the shrinkage problem. As a result, retailers now recognize that the implementation of an effective electronic security system can significantly increase profitability. Accordingly, the retail industry is becoming increasingly focused on theft prevention.

Industry sources estimate there are approximately 360,000 major retail locations in the United States that would benefit from the installation of an EAS system. The Company estimates that approximately one-third of these locations have installed systems.

In early 1995, the Company acquired Alarmex (now referred to as Checkpoint Security Systems Group), which designs and provides CCTV, POS monitoring and burglar and fire alarm systems to over 10,000 retail sites in the U.S. With the acquisition of Alarmex, the Company is able to offer its customers a broader and more sophisticated range of CCTV and POS monitoring products.

The Company is focused on providing its customers with a wide variety of fully integrated electronic security system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer. More specifically, the Company's strategy includes the following:

-  Continue to promote Impulse Source Tagging on a worldwide basis
- Provide retailers with the next generation of security and supply chain management systems utilizing RF-EAS/ID (RFID) technology
-  Broaden the line of security products to serve under-penetrated markets
- Continue expansion of its CCTV program on a worldwide basis to bring a total solution offering to retail customers
- Expand the Company's presence in all EAS markets with specific focus on supermarket, apparel, department store, and hypermarkets
- Seek acquisitions and strategic alliances both domestically and internationally

The Company promotes its products primarily through: (i) ease of integration into the retail environment; (ii) emphasizing Impulse Source Tagging;
(iii) providing total loss prevention solutions to the retailer; (iv) superior service and support capabilities; (v) direct sales efforts and targeted trade show participation; and (vi) the offering of flexible financing options including various leasing options as well as the comprehensive tag program.

The Impulse Source Tagging program was developed more than ten years ago to encourage retailers and manufacturers to work together to improve the protection of a retail establishments' merchandise and bring greater visibility to the manufacturer's products in the store. The Impulse program assists manufacturers in understanding how easily EAS tags can be embedded into product or packaging, and more importantly, the simplicity with which the tags can be integrated into the manufacturing process. Engineering support, product evaluations and on-site source tagging specialists have been added to the Impulse program since its inception.

Studies conducted by retail trade associations and major universities indicate that source tagging provides major benefits to retailers. Source tagging greatly enhances security, creating a package-integrated theft deterrent that is virtually tamper-proof. Source tagging provides retailers with an array of merchandise display options previously impractical because of the threat of theft. This benefit has a positive impact on sales with reported increases as much as 200%. Source tagging also eliminates the labor costs associated with manual, in-store application of security tags, and eliminates excessive packaging materials required for theft deterrence.

During 1998, over 600 million disposable tags were provided to over 1,700 worldwide manufacturers participating in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:
(i)increase installation of RF-EAS equipment on a chainwide basis with leading retailers around the world; (ii) assist retailers in promoting source tagging with vendors; (iii) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (iv) expand RF tag products to accommodate more packaging schemes.

In the anticipation of the needs of the Company's retail customers, the Company is utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with the Company's RF circuit to deliver a RFID tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology. The Company believes RFID will revolutionize retail operations as well as provide benefits to manufacturers and distributors in the retail supply chain.

To accelerate the development of the RFID technology, the Company entered into a joint research and development agreement, on February 12, 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo. Under this multi-year agreement, which creates a joint product research and development project, the parties are dedicated to developing radio frequency intelligent tagging solutions for retail, library, and commercial/industrial applications. The project combines funding, personnel, and other resources as well as the RFID technology portfolios of the two companies.

Distribution
------------
   EAS Systems

The Company sells its EAS systems principally throughout North America, South America, Europe, and Asia Pacific. During 1998, EAS revenues from outside of North America represented approximately 50% of the Company's EAS net revenues.

In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. The Company, at December 27, 1998, employed 113 salespeople who sell the Company's products to the North American retail market and who are compensated by salary plus commissions. Of total EAS domestic revenues during 1998, 98% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international subsidiaries, as of December 27, 1998 employed a total of 177 salespeople who sell the Company's products to the retail and library markets. The Company's international sales operations are currently located in Western and Southern Europe, Scandinavia, Mexico, Argentina, Brazil, Australia, and Japan.

Independent distributors accounted for 6.8% of the Company's EAS revenues outside the United States during 1998. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, installation, customer training, maintenance and financing responsibilities.

   CCTV Systems and Monitoring Services

The Company markets its CCTV systems and services throughout the world using its own internal sales staff. These products and services are provided to both the Company's existing EAS retail customers as well as non-EAS retailers.

   Access Control Systems

The Company's Access Control Products Group sales personnel market electronic access control products to approximately 153 independent dealers. The Company employs six salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

Salespeople
-----------
The Company presently employs approximately 309 salespeople worldwide. On average, these salespeople have over five years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog
-------

The Company's backlog of orders was approximately $18.8 million at December 27, 1998, compared to approximately $24.2 million at December 28, 1997. The Company anticipates that substantially all of the backlog at the end of 1998 will be delivered during 1999. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

Technology
----------
The Company believes that its patented and proprietary technologies are important to its business and future growth opportunities, and provide it with distinct competitive advantages. The Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of the Company's revenue is derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company.

The Company also licenses certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material. Royalties amounted to approximately 1.5%, 1.2%, and 1.4% of EAS net revenues for fiscal years 1998, 1997, and 1996, respectively.

   EAS

Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. (ADL) for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus 1% to 1.5% of future EAS RF product revenue. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

   CCTV Systems and Monitoring Services

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.


   Access Control Systems

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card, card reader products, and software products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid.

The Company pays royalties relative to the feature set imbedded within certain software products. This agreement is renewed annually.

The Company also pays a royalty equal to 3.5% on hardware revenue associated with the sale of certain software products. This agreement will remain in place through 1999.

Royalty expense for fiscal years 1998, 1997, and 1996 was less than 2% of the Company's EAC net revenues.

Manufacturing, Raw Materials and Inventory
------------------------------------------
   EAS

The Company manufactures its products in modern facilities located in Puerto Rico, Japan, and the Dominican Republic and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to market demand which, it believes, results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving engineering, manufacturing, marketing and customers.

The Company sold approximately 2.7 billion disposable RF tags in 1998. With the recent expansion of the manufacturing facility in Puerto Rico and the acquisition of the assets of Tokai Electronics Co., Ltd., the Company has the capacity to produce 5.4 billion disposable RF tags per year.

The Company purchases raw materials from outside suppliers and assembles electronic components at its facilities in Puerto Rico for the majority of its sensor product lines. For its tag production, the Company purchases raw materials and components from suppliers and completes the manufacturing process at its facilities in Puerto Rico (disposable tags) and the Dominican Republic (reusable tags). Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

   CCTV Systems and Monitoring Services

The Company does not manufacture any of the components for its CCTV product line other than small interface circuit boards. The Company purchases all the hardware components of its CCTV products from major distributors. Limited inventory levels are maintained since the Company places orders with these distributors as customer orders are received. The software component of the system is added during product assembly at the Company's operation facilities.

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

Competition
-----------
   EAS

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Sensormatic Electronics Corporation (Sensormatic). Sensormatic is a fully integrated supplier of electronic security systems, with revenues of approximately $1.0 billion for its most recent fiscal year and an approximate 45% share of the worldwide installation base. Management estimates that the Company's market share of installed systems in the EAS industry is approximately 36%.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, Esselte Meto, NEDAP, along with Sensormatic, are the Company's most significant competitors.

The Company believes that its product line offers more diversity than its competition in protecting different kinds of merchandise with disposable tags, hard reusable tags and flexible reusable tags, all of which operate with the same RF system. As a result, the Company believes it appeals to a wider segment of the market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy and integration into operations. This combination provides many system solutions and allows for the protection of a variety of retail merchandise theft. Furthermore, the Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a significant cost advantage over its competitors.


   CCTV Systems and Monitoring Services

The Company's CCTV and POS Monitoring products, which are sold domestically through its Security Systems Group subsidiary and internationally through its international sales subsidiaries, compete primarily with similar products offered by Sensormatic, Ultrak, Pelco, and Sentry Technology. The Company competes based on its superior service and believes that its product offerings provide its retail customers with distinct system features.

   Electronic Access Control

The Company's electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are Casi Rusco, Software House Inc. (a subsidiary of Sensormatic), Northern Computers, and Lenel Systems.

Research and Development
------------------------

The Company expended approximately $8,018,000, $7,604,000, and $6,408,000 in research and development activities during 1998, 1997, and 1996, respectively.

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

The Company continues to expand its product line with improvement in disposable tag performance and wide-aisle RF detection sensors. In addition, the Company holds or licenses over 200 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining a patent exceeds its value, such patent may not be renewed.

The Company entered into a joint research and development agreement, on February 12, 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo, to develop RF-EAS/ID technology. Under this multi-year agreement, which creates a joint product research and development project, the parties are dedicated to developing radio frequency intelligent tagging solutions for retail and library applications. The project combines funding, personnel, and other resources as well as the RFID technology portfolios of the two companies.

Employees
---------
As of December 27, 1998, the Company had 3,044 employees, including 7 executive officers, 60 employees engaged in research and development activities and 353 employees engaged in sales and marketing activities. In the United States, 19 of the Company's employees are represented by a union.

Financial Information About Geographic and Business Segment
------------------------------------------------------------

The Company operates both domestically and internationally as well as in four distinct business segments. The financial information regarding the Company's geographic and business segments, which includes net sales and profit from operations for each of the three years in the period ended December 27, 1998, and identifiable assets as of December 27, 1998, December 28, 1997, and December 29, 1996, is provided in Note 19 to the Consolidated Financial Statements.


Item 2.   PROPERTIES

The Company's headquarters and distribution center are located in leased facilities in Thorofare, New Jersey. Of the total 104,000 square feet, approximately 64,000 square feet are used for office space and approximately 40,000 square feet are used for storage facilities. The Company has entered into a twelve year lease for the facilities starting in 1995. The rent for the first five years is $692,000 annually. In 1998, the Company leased two additional facilities located in Thorofare, New Jersey. The first is a warehouse facility consisting of 10,000 square feet. The lease term is currently month-to-month with a monthly payment of $4,575. The second is a training/research facility consisting of 18,240 square feet. This facility has a ten year lease through September 2007 and has an average annual rent of $129,000.

The Company's principal manufacturing facilities, for the production of most of its products, are located in Ponce, Puerto Rico. These facilities consist of two buildings, the first being a two-story building, which was completed in 1990, is owned by the Company and contains approximately 90,000 square feet. Included in the 90,000 square feet is approximately 11,000 square feet of office space and approximately 14,000 square feet of warehouse space. The second manufacturing facility, also owned by the Company, became operational in the fourth quarter of 1997, and is approximately 54,000 square feet. The Company leases an additional warehouse facility in Puerto Rico containing approximately 32,000 square feet. The lease expires in 2006 with an average annual rent over the term of the lease of approximately $80,000.

The Company leases two manufacturing facilities in the Dominican Republic.
One facility, located in La Vega, contains approximately 63,000 square feet. It includes approximately 8,000 square feet of office space and approximately 25,000 feet of warehouse space. Certain components of the Company's sensors, hard targets and proximity cards are assembled at this site. The lease for this property expires in December 2007 with an annual rent of approximately $32,000. The other facility, located in Los Alcarrizos, contains approximately 56,000 square feet. It includes approximately 6,000 square feet of office space and approximately 10,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's Quicksilver sensor products. This facility also performs certain injection molding production used in the assembly of the Company's reusable security tags. The lease for the Los Alcarrizos property expires in December 2002 with an annual rent of approximately $64,000. The leases for both locations have been prepaid for their entire terms.

In 1998, the Company acquired the assets of Tokai Electronics Co. located in Japan. Included as a part of this acquisition were two locations consisting of 70,000 square feet of building space comprised of 3,200 square feet of office space and 66,800 square feet of manufacturing and warehouse space located on approximately 12 acres of land.

The Company's Security Systems Group subsidiary leases two facilities in Eden Prairie, Minnesota. One facility contains approximately 29,000 square feet of office and warehouse space. Assembly and distribution functions are performed at this site. The lease on this facility expires in June 2001 with an annual rent of approximately $157,000. The other facility contains approximately 19,000 square feet of office space. Customer service, sales support and administrative functions are performed at this site. The lease on this facility expires in March 2000 with an annual rent of approximately $197,000.

The Company's foreign subsidiaries maintain various sales and distribution locations principally in Australia, Argentina, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Mexico, The Netherlands, Sweden, Norway, Portugal, Spain, Switzerland, and the United Kingdom. The locations have an average of 5,500 square feet of office space and an average of 3,800 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to eighteen years with an aggregate average annual lease expense per location of $89,000 in 1998.

In November 1996, the Company's European Distribution Center became operational. The facility, located in Mechelen, Belgium, has approximately 13,000 square feet of office space and 33,000 square feet of warehouse space. The Company's Belgium sales subsidiary occupies approximately 3,000 square feet of office space. The lease for this facility expires in 2004 with an annual rent of approximately $232,000.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions all of which have arisen in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated financial position or results of operations.

The Company is a defendant in a Civil Action No. 99-CV-577, served February 10, 1999, in the United States District Court for the Eastern District of Pennsylvania filed by Plaintiff, ID Security Systems Canada Inc. The suit alleges a variety of antitrust claims; claims related to unfair competition and related matters. Plaintiff alleges damages in excess of $20 million. Management is of the opinion that the claims are baseless both in fact and in law, and intends to vigorously defend the suit.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders.

Item A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
-----------------------------   --        -------    --------------------
Kevin P. Dowd                  50          1988      President and Chief
                                                     Executive Officer

William J. Reilly, Jr.         50          1989      Executive Vice President

Michael E. Smith               43          1990      Executive Vice President

Luis A. Aguilera               50          1982      Senior Vice President -
                                                     Manufacturing

Jeffrey A. Reinhold            41          1995      Senior Vice President -
                                                     Finance, Chief Financial
                                                     Officer and Treasurer

Neil D. Austin                 52          1989      Vice President, General
                                                     Counsel and Secretary

W. Craig Burns                 39          1997      Vice President -
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

Mr. Reinhold has been Senior Vice President - Finance, Chief Financial Officer and Treasurer since February 1999. Mr. Reinhold was Vice President - Finance, Chief Financial Officer and Treasurer from January 1996 until February 1999. Mr. Reinhold was Vice President and Treasurer of the Company from April 1995 until January 1996. Prior to joining the Company, Mr. Reinhold spent thirteen years at First Fidelity Bank, N.A. where he held a variety of management positions in various lending departments and loan workout. Mr. Reinhold was Senior Vice President and Division Manager - Middle Market Lending from 1992 to March 1995.

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



                        PART II

Item 5.    MARKET for the REGISTRANT'S COMMON STOCK and RELATED SECURITY
                HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange
(NYSE)under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the NYSE Composite Tape.


                                                 High             Low
                                                 ------         ------
                                                     Closing Price
   1997:
       First Quarter.............................$24  1/8      $17  3/4
       Second Quarter.........................    17  3/8       10
       Third Quarter............................. 16  3/16      13  7/16
       Fourth Quarter........................     17            14  1/4

  1998:
       First Quarter............................ $21  7/8       16  3/16
       Second Quarter.......................      21  1/4       14  5/8
       Third Quarter..........................    14  3/8        8  7/16
       Fourth Quarter........................     14             7  1/16


As of March 1, 1999, there were 1,481 record holders of the Company's Common Stock.

The Company has never paid a cash dividend on the Common Stock (except for a nominal cash distribution in April, 1997 to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs) and other factors.

Item 6.       SELECTED FINANCIAL DATA
                      SELECTED ANNUAL FINANCIAL DATA
                     --------------------------------
                   1998      1997        1996    1995     1994     1993

                  ======    ======      ======   =====    =====    ======
                               (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues     $362,407   $335,964    $291,769 $204,741 $128,331 $93,034
Earnings before
  income taxes   $ 26,184(1)$ 13,565(2) $ 29,877 $ 16,598 $  8,377 $ 2,071
Income taxes     $  8,509   $  5,445    $  9,430 $  5,189 $  2,094 $   456
Net earnings     $ 17,685   $  8,228    $ 20,447 $ 11,409 $  6,283 $ 1,651
Earnings per
 common share
  Basic          $    .55   $    .24    $    .64 $    .43 $    .30 $   .08
  Diluted        $    .53   $    .23    $    .60 $    .42 $    .29 $   .08
Depreciation &
 amortization    $ 25,676   $ 23,762    $ 18,322 $ 12,178 $  8,023 $ 6,476


(1) Includes a $0.6 million pre-tax reversal of the restructuring charge recorded in the fourth quarter of 1997.
(2) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.


AT YEAR-END:
Working capital  $186,261   $211,570    $285,753 $148,074 $ 39,427 $ 27,984
Long-term debt   $165,976   $150,855    $153,356 $155,674 $ 35,556 $ 24,302
Shareholders'
 equity          $261,936   $277,550    $300,794 $137,658 $ 61,303 $ 53,779
Total assets     $507,663   $516,434    $521,653 $362,151 $127,925 $104,999
Capital
 expenditures    $ 12,301   $ 26,714    $ 10,454 $  9,379 $  4,532 $  4,600
Cash provided
 (used) by
 operating
 activities      $ 29,157   $(59,559)   $(17,212)$(14,753)$ (7,612)$ (6,317)
Cash used by
 investing
 activities      $(39,460)  $(36,548)   $(19,882)$(79,652)$ (8,584)$(11,444)
Cash provided
 (used) by
 financing
 activities      $(18,386)  $(24,508)   $145,738 $170,917 $ 17,140 $ 15,441

Ratios
------
  Return on
   net sales(a)      4.88%      2.45%       7.01%    5.57%    4.90%  1.74%
  Return on
   average
   equity(b)         6.56%      2.85%       9.33%   11.47%   10.92%  3.08%
  Return on
   average
   assets(c)         3.45%      1.59%       4.63%    4.66%    5.39%  1.80%
  Current
   ratio(d)          3.37       3.46        5.58     3.22     2.32   2.04
  Percent of total
   debt to
   capital(e)       48.40%     46.26%      42.34%   61.99%   52.08% 48.78%

  (a) "Return on net sales" is calculated by dividing net earnings by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings by weighted average equity.
  (c) "Return on average assets" is calculated by dividing net earnings by average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total debt by total debt and equity.

                  1998      1997     1996      1995    1994    1993
                 ======    ======   ======    ======  ======  ======
               (Thousands, except per share and employee data)
Other Information
-----------------
Average number
   of diluted
   shares
   outstanding     33,272  35,184   34,087    27,375  21,612  20,772
  Number of
   Employees        3,044   3,605    2,628     2,540   1,804   1,366
  Backlog         $18,800 $24,200  $ 8,400   $ 8,000 $ 7,053  $6,673

                            SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                        --------------------------------------------
                    First      Second       Third     Fourth       Year
                    -----      ------       -----     ------       ----
                            (Thousands, except per share data)

1998
----
Net revenues       $79,857    $90,578      $94,042   $97,930     $362,407
Gross profit       $31,555    $35,660      $39,440   $40,442     $147,097
Net earnings       $ 1,273    $ 3,692      $ 6,720   $ 6,000(1)  $ 17,685
Earnings
 per common
 share:(4),
  Basic            $   .04    $   .11     $    .21   $   .20     $    .55
  Diluted          $   .04    $   .11     $    .20   $   .19     $    .53

1997
----
Net revenues       $68,178    $81,036      $87,959   $98,791     $335,964
Gross profit       $28,037    $34,539      $37,586   $34,078(2)  $134,240(2)
Net earnings
 (loss)            $ 2,435    $ 4,866      $ 6,050   $(5,123)(3) $  8,228(3)
Earnings (loss)
 per common
 share:(4)
  Basic            $   .07    $   .14      $   .18   $  (.15)    $   .24
  Diluted          $   .07    $   .14      $   .17   $  (.15)    $   .23


(1) Includes a $0.6 million pre-tax reversal of the 1997 restructuring charge.
(2) Included in gross profit is a $1.1 million pre-tax restructuring charge and non-recurring pre-tax charges of $6.6 million.
(3) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.
(4) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial statements and the Notes to the Consolidated Financial Statements.

Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)

Management's discussion and analysis of results of operations has been presented on an as reported basis except for the exclusion in "Cost of revenues" and "Selling general and administrative expense" (SG&A), of the non-recurring and restructuring charges recorded in 1997 and 1998. The 1997 charges which totaled $17.1 million, represented (i) pre-tax restructuring charges of $9.0 million of which $1.1 million was includable in the cost of revenues and $7.9 million in SG&A; and (ii) pre-tax non-recurring charges of $8.1 million of which $6.6 million was includable in the cost of revenues and $1.5 million in SG&A. The 1998 amount represents a $0.6 million reversal of the restructuring charge recorded in 1997. The table below reflects the income from operations before restructuring and non-recurring charges. Accordingly, the discussion that follows speaks to the comparisons in the table through income from operations before restructuring and non-recurring items.


                                           1998          1997          1996
                                           ----          ----          ----
                                                   (Thousands)
Net Revenues                          $ 362,407     $ 335,964     $ 291,769
Cost of revenues                        215,310       194,024       168,024
                                      ---------     ---------     ---------
  Gross Profit                          147,097       141,940       123,745

Selling, general and administrative
  expenses                              117,034       113,091        93,676
                                      ---------     ---------     ---------
Income from operations before
  restructuring and non-recurring
  charges                                30,063        28,849        30,069

Restructuring and non-recurring
  charges                                  (600)       17,145             -
                                      ---------     ---------     ---------
Income from operations after
  restructuring and non-recurring
  charges                             $  30,663     $  11,704     $  30,069
                                      =========     =========     =========

Net revenues by product segment
  Electronic Article Surveillance(1)  $ 297,200     $ 278,635     $ 248,009
  Domestic CCTV, Fire, and Burglary      53,745        45,834        35,232
  Access Control                         11,462        11,495         8,528
                                      ---------     ---------     ---------
                                      $ 362,407     $ 335,964     $ 291,769
                                      =========     =========     =========

(1) Included in the EAS amounts are the Company's foreign CCTV, Fire, and Burglary which represents approximately 4%, 3%, and 1% of the Company's total consolidated revenue for 1998, 1997, and 1996, respectively.

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring revenues and, to some extent, pricing. The Company's increasing base of installed systems provides a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 1998 and 1997 approximately 32% and 28%, respectively of the Company's net revenues were attributable to sales of disposable tags and service to its installed base of customers.

The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year. Furthermore, as major contracts have become a more significant component of revenue, quarterly revenue recognition and earnings will be volatile and susceptible to the timing of the receipt of orders.

During 1998, revenues increased by approximately $26.4 million or 7.9% from $336.0 million to $362.4 million. This increase in revenues was due primarily to (i) increased sales of the Company's Electronic Article Surveillance (EAS) product line in North America (United States and Canada), and to a lesser extent in the Company's International retail markets (excluding Canada); and
(ii) increased sales of the Company's CCTV/Fire and Burglar products in both the North American and International markets.

In 1997, revenues increased by approximately $44.2 million or 15.1% from $291.8 million to $336.0 million. This increase in revenues was due primarily to increased sales of the Company's Electronic Article Surveillance (EAS) product line in North America; and (ii) increased sales of the Company's CCTV/Fire and Burglar products in both the North American and International markets.

North American net revenues accounted for 58.7%, 57.5%, and 55.4% in 1998, 1997, and 1996, respectively. North American EAS net revenues increased by $11.6 million or 8.5% and $18.3 million or 15.5%, in 1998 and 1997, respectively. Sales of the Company's Domestic CCTV/Fire and Burglar products increased by $7.9 million or 17.3% and $10.6 million or 30.1%, in 1998 and 1997, respectively. In 1998, net revenues of the Company's Access Control product line, primarily in the United States, were consistent with the prior year, while in 1997, net revenues increased $3.0 million or 34.8%.

International net revenues accounted for 41.3%, 42.5%, and 44.6% in 1998, 1997, and 1996, respectively. International net revenues, consisting of EAS and CCTV/Fire and Burglar, increased by $6.9 million or 4.9% and $12.4 million or 9.5% in 1998, and 1997, respectively.

Cost of Revenues

During 1998, cost of revenues increased $21.3 million or 11.0% from $194.0 million to $215.3 million. As a percentage of net revenues, cost of revenues increased 1.6% (from 57.8% to 59.4%). The increase in the Company's cost of sales is primarily attributable to: (i) product mix i.e. higher growth rate in revenue of lower margin products such as CCTV/Fire and Burglar systems, partially offset by the growth rate in revenue from high margin disposable tags (during 1998, CCTV/Fire and Burglar revenue increased by 26.2% while disposable label revenue increased by 16.3%);(ii) the costs associated with excess capacity in the Puerto Rico manufacturing facilities resulting from the recent expansion; (iii) an increase in field service costs to support existing and future revenues; (iv) higher costs of disposable tags manufactured in Japan; and (v) an increase in Research and Development activities associated with the development of RFID products.

During 1997, cost of revenues increased $26.0 million or 15.5% from $168.0 million to $194.0 million. As a percentage of net revenues, cost of revenues increased 0.2% (57.6% to 57.8%).

The principal elements comprising cost of revenues are product cost, research and development cost, and field service and installation cost. The components of product cost are as follows: 72% material, 14% labor, and 14% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

As a result of the Company's expansion of its manufacturing facilities in Puerto Rico (1997) and the acquisition of the assets of Tokai Electronics Co., Ltd. (1998), capacity is expected to exceed product demand in the near term and negatively impact production costs.

For fiscal year 1998 and 1997, field service and installation costs approximated 10% of net revenues. The Company believes that it has and will continue to make product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

Selling, General and Administrative Expenses

During 1998, SG&A expenses increased $3.9 million or 3.5% from $113.1 million to $117.0 million. As a percentage of net revenues, SG&A expenses decreased by 1.4% (from 33.7% to 32.3%). The higher expenses (in dollars) were due to:
$1.5 million in variable costs (selling, commissions, and royalties) and sales support costs (marketing and customer service) and $2.4 million in support costs (finance, administration, legal, MIS, and operations).

During 1997, SG&A expenses increased $19.4 million or 20.7% from $93.7 million to $113.1 million. As a percentage of net revenues, SG&A expenses increased by 1.6% (from 32.1% to 33.7%). The higher expenses (in dollars) were due to:
$13.5 million in variable costs (selling, commissions, and royalties) and sales support cost, $4.4 million in support costs (finance, administration, legal, MIS, and operations), and $1.5 million in costs associated with the terminated Ultrak merger.

Other Income, net

Other income, net was $0.3 million, $2.8 million, and $1.0 million for 1998, 1997, and 1996, respectively. Other income, net of $0.3 million in 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France offset by a net foreign exchange loss of $1.0 million.

Other income, net of $2.8 million in 1997 includes: (i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million relating to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange gain of $0.5 million.

Other income, net of $1.0 million in 1996 resulted from net foreign exchange gains.

Interest Expense and Interest Income

Interest expense for 1998 remained flat when compared to 1997 and 1996 at $9.6 million. The majority of the interest expense is attributable to the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for fiscal year 1998, 1997, and 1996 was $4.7 million, $8.7 million, and $8.3 million, respectively. The decrease in 1998 was a result of a direct reduction in cash and cash investments primarily related to: (i) cash used to purchase the Company's common stock in 1998 and 1997; (ii) cash used to support operations in 1997; (iii) the costs related to the expansion of the Company's manufacturing facility in Ponce, Puerto Rico during the second half of 1997; and (iv) the acquisition of the assets of Tokai Electronics Co., in February 1998.

Income Taxes

The Company's effective tax rate for fiscal 1998, 1997, and 1996 was 32.5%, 40.1%, and 31.5%, respectively. The higher tax rate in 1997 was primarily due to certain foreign losses (resulting from the restructuring charges) for which tax benefits were not expected to be realized, as it was not more than likely that certain tax loss carryforwards would be utilized. The Company anticipates that its effective tax rate will decrease in 1999 as restructuring and cost savings programs decrease the impact of foreign losses on the effective tax rate.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are substantially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (Section 936) and are substantially exempt from Puerto Rico income taxes.

Net Earnings

Net earnings were $17.7 million or $.53 per share, $8.2 million or $.23 per share, and $20.4 million or $.60 per share for fiscal years 1998, 1997, and 1996, respectively. The weighted average number of shares used in the diluted earnings per share computation were 33.3 million, 35.2 million, and 34.1 million for fiscal years 1998, 1997, and 1996, respectively. The decrease in the weighted average number of shares from 1997 to 1998 was primarily due to the repurchase of common stock in 1998. The increase in the weighted average number of shares from 1996 to 1997 was primarily due to the exercise of stock options and an increase in stock options outstanding, offset by the repurchase of common shares in 1997.

 Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, issuance of convertible subordinated debt, and through two separate issuances of common stock in underwritten public offerings. The Company believes that cash provided from operating activities and funding available under its current credit agreements, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities during fiscal 1998 generated approximately $29.2 million compared to approximately $60.0 million consumed during 1997. This change from the prior year was primarily the result of a decreased investment in working capital and long-term customer contracts partially offset by approximately $5.1 million in cash utilized in 1998 associated with the restructuring.

The Company's Comprehensive Tag Program (Comp Tag) is a financial marketing/sales program designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. This program is offered to large potential customers in strategic vertical markets who are considering chainwide EAS installations. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest.

Comp Tag agreements that meet all the necessary requirements for sales-type leasing as defined under SFAS No. 13, are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the accounting requires operating lease treatment. The cash flow impact is independent of the accounting used for the Consolidated Earnings Statement. In the majority of cases, the Company is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the statement of cash flows under two captions: (i) long-term customer contracts for those meeting sales-type lease accounting; or (ii) revenue equipment placed under operating lease. Comp Tag contracts under the sales-type lease accounting method are included in Other Assets on the Consolidated Balance Sheets. Comp Tag contracts under the operating lease accounting method are included in Revenue Equipment on Operating Lease on the Consolidated Balance Sheets.

The Company's management has determined that the risks of the Comp Tag Program (i.e. cash outlay, credit risk, equipment, and tag monitoring costs) are far outweighed by the acceleration of chain-wide installations, which drive market share and faster acceptance of source tagging by manufacturers. This in turn, reduces the retailers' costs of hand applying labels, thereby further increasing the favorable impact to the retailers' bottom line.

The Company has an existing $100 million multi-currency unsecured revolving credit facility. At December 27, 1998, 2.43 billion Japanese Yen (approximately $20.9 million) was outstanding under this credit agreement. These borrowings, along with approximately $8 million from cash on hand, were utilized in February 1998, to acquire the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $28 million.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand and the availability under the $100 million unsecured revolving credit facility.

Capital Expenditures

The Company's capital expenditures during fiscal 1998 totaled $12.3 million compared to $26.7 million during fiscal 1997. This decrease when compared to 1997 is primarily due to the 1997 plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico which became operational at the end of the fourth quarter 1997. The Company anticipates its capital expenditures to approximate $10.0 million in 1999.

Stock Repurchase

During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. On October 23, 1998, the Board of Directors authorized the additional purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. As of December 27, 1998, the Company has purchased under the 1997 program, 3,441,300 shares of common stock for an average price of $12.02 per share, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program.

Exposure to International Operations

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

As of December 27, 1998, the Company had currency exchange forward contracts totaling approximately $41.9 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, and Australian operations. The Company's operations in Japan, Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at December 27, 1998.

During 1998, the Company also purchased a series of put options denominated in Canadian dollars which gave the Company the right, but not the obligation, to convert Canadian dollars at a specified exchange rate into U.S. dollars.
These options expire in 1999.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.

Other Matters

Statements of Financial Accounting Standards Not Yet Adopted

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this standard to have a material effect on the Company's consolidated financial statements.

Year 2000

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

The Company is involved in an ongoing assessment of year 2000 readiness and is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. This assessment is expected to be substantially complete by April 1999. The Company's primary applications software has been procured through third party vendors, and the Company has begun to address potential year 2000 deficiencies through updates provided by the vendors. The Company's other non-mission critical information systems and applications software, some of which are not year 2000 compliant, are also in the process of being evaluated.

As a result of an evaluation of the Company's product lines for year 2000 compliance, the Company's primary products, comprised of EAS products, are not date dependant and therefore, will not require modifications. The Company's current Access Control products are determined to be compliant. Certain of the Company's Access Control Products, which are no longer offered for sale, were determined as not being year 2000 compliant. The Company has offered, through its web site at http://www.checkpointacpg.com/y2kinfo.htm, an upgrade path for such non-compliant products. The Company's CCTV and Fire and Burglar alarm products are generally purchased from outside vendors and the Company is currently working with such vendors to determine compliance.

The Company has begun an assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and is working with these third parties to identify and mitigate common risks. The Company also recognizes the potential for year 2000 issues in external areas such as telephone and communication systems, utilities, banks and alarm systems and is contacting all mission critical business partners to obtain year 2000 readiness certifications. Initial responses from mission critical business partners are expected back to the Company by April 1999.

Costs

Costs associated with the year 2000 compliance have not been material to date, and the total costs to achieve year 2000 compliance are being evaluated. Currently, management estimates the cost to test and remedy the Company's information systems to be approximately $2.4 million. This estimate includes the acceleration of hardware purchases of approximately $1.2 million and other expenses consisting primarily of outside year 2000 consulting services of $1.2 million. However, there can be no assurance that costs will not exceed this level. The Company has begun to determine the potential cost associated with the Company's product offerings and supply chain readiness. The Company does not expect these costs to be material.

Risks

The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. As of the date of this filing, the Company has not received any information from its vendors or suppliers, or developed any information internally, indicating that a material adverse impact on its business, results of operations, liquidity, or financial condition is considered likely due to year 2000 matters. While the Company believes that it is unlikely to experience a material adverse effect, the Company is unable to provide assurances at this time that the consequences of year 2000 failures will not have a material impact on the Company's results of operations, liquidity or financial condition. The execution of the Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty associated with the year 2000 problem.

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. After completion of the assessment and remediation process, estimated to be June 1999, the Company will formalize a contingency plan to address potential failures associated with year 2000 compliance.

Forward Looking Statement

The foregoing year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to year 2000 readiness. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected as a result of the numerous factors described in the above discussion.


Conversion to Euro Currency

On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. For the three-year transition period, both the Euro and individual participant's currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended December 27, 1998, approximately 16.6% of the Company's revenues were derived from EMU countries.

The Company is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations. While the Company does not expect the Euro conversion will have a material impact on its operations, financial condition or liquidity, there can be no certainty that action plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations.

     Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into exchange forward contracts and purchases options denominated in foreign currency to hedge foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Accounting for Foreign

Currency Translation and Transactions" and "Financial Instruments and Risk Management" in the Summary of Significant Accounting Policies and Note 14.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of debt instruments. Net fair value of these instruments, which include the Company's $120 million Subordinated Debentures at December 27, 1998 and December 28, 1997 was a liability of $157.2 million and $164.2 million, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 27, 1998 would result in a $4.8 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 27, 1998, would result in a $6.2 million increase in the net market value of the liability.

The Company's $120 million Subordinated Debentures are also subject to equity price risk. The fair value of these debentures was a liability of $99.7 million and $125.1 million at December 27, 1998 and December 28, 1997, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 27, 1998, a 10% strengthening in the Company's common stock would result in a net increase in the fair value liability of $3.1 million, while a 10% weakening in the Company's common stock would result in a net decrease in the fair value liability of $2.6 million.

The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forwards and options and represent a net asset position of $0.5 million and $0.8 million at December 27,1998 and December 28, 1997, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 27, 1998, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $3.4 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $4.0 million.

Also subject to foreign currency exchange risk, is the Company's $100 million multi-currency revolving credit facility. At December 27, 1998, 2.43 billion Japanese Yen (approximately $20.9 million) was outstanding under this agreement. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 27, 1998, a 10% strengthening of the U.S. dollar versus the Japanese Yen would result in a $1.9 million decrease in the liability, while a 10% weakening of the U.S. dollar versus the Japanese Yen would result in a $2.3 million increase in the liability.

Foreign exchange forward and option contracts are used to hedge the Company's firm and anticipated foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company's operations outside the United States.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................34

Consolidated Balance Sheets as of December 27, 1998 and
   December 28, 1997...................................................35

Consolidated Earnings Statements for each of the years
   in the three-year period ended December 27, 1998....................36

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 27, 1998..............37

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 27,1998...............38

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 27, 1998....................38

Notes to Consolidated Financial Statements..........................39-59

Financial Schedule
   Schedule II -Valuation and Qualifying Accounts......................62

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated earnings statements, and consolidated statements of shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and Subsidiaries at December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting
principles.   In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 12, 1999

                       CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS


                                             December 27,     December 28,
                                                 1998             1997
                                             ------------     ------------
             ASSETS                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 35,934          $ 64,138

  Accounts receivable, net of allowances
       of $5,556,000 and $5,703,000             135,078           136,748

  Inventories, net                               78,625            77,631

  Other current assets                           10,748            13,570

  Deferred income taxes                           4,464             5,593
                                                -------           -------
           Total current assets                 264,849           297,680

REVENUE EQUIPMENT ON OPERATING LEASE, net        24,188            24,718
PROPERTY, PLANT AND EQUIPMENT, net               85,762            58,674
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                    72,388            72,304
INTANGIBLES, net                                 10,917            14,003
OTHER ASSETS                                     49,559            49,055
                                                -------           -------
TOTAL ASSETS                                   $507,663          $516,434
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings and
      current portion
      of long-term debt                        $ 10,453          $  6,957
     Accounts payable                            17,346            13,200
     Accrued compensation and
      related taxes                               8,295             7,745
     Income taxes                                11,784            13,687
     Unearned revenues                           11,288            11,413

     Other current liabilities                   19,422            33,108
                                                 ------            ------
     Total current liabilities                   78,588            86,110

LONG-TERM DEBT, LESS CURRENT MATURITIES          45,976            30,855
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
DEFERRED INCOME TAXES                               712             1,458
MINORITY INTEREST                                   451               461
COMMITMENTS AND CONTINGENCIES                         -                 -

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued                    -                 -
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       36,471,584 and 36,338,228                  3,647             3,633
     Additional capital                         233,180           232,079
     Retained earnings                          104,558            86,873
     Common stock in treasury, at cost,
       6,359,200 shares and 3,188,700 shares    (64,410)          (27,986)
     Foreign currency translation adjustment    (15,039)          (17,049)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      261,936           277,550
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $507,663          $516,434
                                                =======           =======
 See accompanying notes to consolidated financial statements.

                      CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED EARNINGS STATEMENTS

                                        1998          1997          1996
                                      --------      --------      --------
                                       (Thousands, except per share data)
Net Revenues                          $362,407      $335,964      $291,769


Cost of Revenues                       215,310       201,724       168,024
                                       -------       -------       -------
Gross Profit                           147,097       134,240       123,745


Selling, General and Administrative
   Expenses                            117,034       114,591        93,676

Restructuring Charge                      (600)        7,945             -
                                       -------       -------       -------
Operating Income                        30,663        11,704        30,069


Interest Income                          4,746         8,676         8,339


Interest Expense                         9,568         9,573         9,557


Other Income, net                          343         2,758         1,026
                                       -------       -------        ------
Earnings Before Income Taxes            26,184        13,565        29,877

Income Taxes                             8,509         5,445         9,430

Minority Interest                           10           108             -
                                       -------       -------       -------
Net Earnings                          $ 17,685      $  8,228      $ 20,447
                                       =======       =======       =======
Earnings Per Share (note 11)
  Basic                               $    .55      $    .24      $    .64
                                       =======       =======       =======
  Diluted                             $    .53      $    .23      $    .60
                                       =======       =======       =======


          See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Foreign
                                                   Currency
                      Common  Additional Retained  Trans.   Treasury
                      Stock   Capital    Earnings  Adjust.  Stock     Total
                      ------   -------   -------   -------  -------   ------
                                          (Thousands)
Balance,
December 31, 1995     $3,002  $ 83,126 $ 58,198  $(1,004)  $(5,664) $137,658
(Common shares:
 issued 30,019,758;
 reacquired, 1,598,000)
Net Earnings                             20,447                       20,447
Exercise of Stock
 Options                 151    11,984                                12,135
Stock Issuances          460   135,470                               135,930
Foreign Currency
 Translation
 Adjustment                                       (5,376)             (5,376)
                      ------   -------  -------  --------  --------  -------
Balance,
December 29, 1996      3,613   230,580   78,645   (6,380)   (5,664)  300,794
(Common shares:
 issued 36,134,622;
 reacquired, 1,598,000)
Net Earnings                              8,228                        8,228
Exercise of Stock
 Options                  20     1,499                                 1,519
Foreign Currency
 Translation
 Adjustment                                      (10,669)            (10,669)
Purchase of Common
 Stock                                                     (22,322)  (22,322)
                      ------   -------  -------  --------  --------  -------
Balance,
December 28, 1997      3,633   232,079   86,873  (17,049)  (27,986)  277,550
(Common shares:
 issued 36,338,228;
 reacquired, 3,188,700)
Net Earnings                             17,685                       17,685
Exercise of Stock
 Options                  14     1,101                                 1,115
Foreign Currency
 Translation
 Adjustment                                        2,010               2,010
Purchase of
 Common Stock                                              (36,424)  (36,424)
                      ------   -------  -------  --------  -------   -------
Balance
December 27,1998      $3,647  $233,180 $104,558 $(15,039) $(64,410) $261,936
(Common shares:       ======  ======== ======== ========= ========= ========
 issued 36,471,584
 reacquired, 6,359,200)


        See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    1998         1997          1996
                                    ----         ----          ----
                                              (Thousands)
Net Earnings                      $17,685      $ 8,228       $20,447

Foreign Currency Translation
  Adjustment, net of tax            2,010      (10,669)       (5,376)
                                   ------       ------        ------
Comprehensive Income(Loss)        $19,695      $(2,441)      $15,071
                                   ======       ======        ======


See accompanying notes to consolidated financial statements.


                           CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           1998         1997         1996
                                           ----         ----         ----
Cash inflow (outflow) from operating                (Thousands)
activities:
Net earnings                             $ 17,685      $ 8,228     $ 20,447

Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
Net book value of rented equipment
 sold                                       1,682          811        4,391
Revenue Equipment placed under
 operating lease                           (9,989)     (15,579)     (13,987)
Long-term customer contracts               (1,433)     (20,735)     (10,804)
Depreciation and amortization              25,676       23,762       18,322
Deferred Taxes                                383       (6,511)         363
Provision for losses on accounts
receivable                                  1,672        1,822        2,219
Restructuring charge                       (6,692)       8,500            -
(Increase) decrease in current assets:
   Accounts receivable                      1,310      (46,063)     (25,016)
   Inventories                              1,313      (27,479)       3,164
   Other current assets                     3,046       (4,694)      (3,046)

Increase (decrease) in current
liabilities:
   Accounts payable                         3,999          626       (5,246)
   Accrued compensation and related
   taxes                                      498         (656)         935
   Income taxes                            (1,365)       5,570        2,847
   Unearned revenues                         (703)       1,496        1,848
 Other current liabilities                 (7,925)      11,343      (13,649)
                                          -------      -------      -------
   Net cash generated/(used) by
   operating activities                    29,157      (59,559)     (17,212)
Cash outflow from investing               -------      -------      -------
activities:
 Acquisition of property, plant and
 equipment                                (12,301)     (26,714)     (10,454)
 Acquisitions, net of cash acquired       (27,584)      (4,396)      (5,898)
 Other investing activities                   425       (5,438)      (3,530)
                                          -------      -------      -------
   Net cash used by investing
   activities                             (39,460)     (36,548)     (19,882)
Cash inflow (outflow) from financing      -------      -------      -------
 activities:
Proceeds from stock issuances               1,115        1,519      148,065
Proceeds of debt                           19,548           -         1,653
Payment of debt                           (2,625)      (3,705)      (3,980)
Purchase of treasury stock               (36,424)     (22,322)          -
Net cash provided by (used by)           -------      -------      -------
 financing activities                    (18,386)     (24,508)     145,738
Effect of Foreign currency rate           -------      -------      -------
 fluctuations on cash and cash
 equivalents                                 485       (1,083)        (264)
Net increase (decrease) in cash and       -------      -------      -------
 cash equivalents                        (28,204)    (121,698)     108,380
Cash and cash equivalents:
Beginning of year                         64,138      185,836       77,456
                                          -------      -------      -------
 End of year                            $ 35,934     $ 64,138     $185,836
                                         =======      =======      =======


     See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
The Company is a multi-national designer, manufacturer and distributor of integrated electronic security systems, utilizing proprietary RF technologies, designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including EAS systems, CCTV systems, POS monitoring systems, fire and burglar alarm systems and access control systems, primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics stores) and soft goods (apparel). The Company also markets its products and services to libraries.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority owned subsidiaries (Company). All material intercompany transactions are eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year
-----------
The Company's fiscal year is the 52 week period ending the last Sunday of December. References to 1998, 1997, and 1996 are for the 52 weeks ended December 27, 1998, December 28, 1997, and December 29, 1996, respectively.

New Accounting Standards
------------------------
In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see note 19).

Effective December 29, 1997, the Company adopted SFAS No. 130 Reporting Comprehensive Income. The provisions of SFAS No. 130 established standards for reporting and display of comprehensive income and its components in the financial statements.

Reclassifications
-----------------
Certain reclassifications have been made to the 1997 and 1996 financial statements and related footnotes to conform to the 1998 presentation.

Revenue Recognition
-------------------
Revenue from the sale of equipment is recognized upon shipment of equipment or the acceptance of a customer order to purchase equipment currently rented. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale. Revenue from the sale of CCTV and monitoring systems is recognized on a percentage of completion basis. All sales are made on a non-recourse basis.

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

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is carried at cost. Depreciation and amortization generally is provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Buildings, equipment rented to customers, leasehold improvements, and leased equipment under capitalized leases use the following estimated useful lives of 27.5 years, three to five years, seven years, and five years, respectively. Machinery and equipment estimated useful life ranges from five to ten years. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements and major renewals are capitalized. The cost, and accumulated depreciation, applicable to assets retired is removed from the accounts and the gain or loss on disposition is included in income.

Excess of Purchase Price Over Fair Value of Net Assets Acquired
---------------------------------------------------------------
The excess of purchase price over the fair value of net assets acquired is amortized over the estimated future periods to be benefited, ranging from 20 to 30 years. Accumulated amortization approximated $14,077,000 and $9,921,000 at December 27, 1998 and December 28, 1997, respectively.

Long-Lived Assets
-----------------
The Company reviews its long-lived assets, including the excess of purchase price over fair value of net assets acquired and intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows, then the loss is recognized on the Consolidated Earnings Statement.

Long-Term Customer Contracts
----------------------------
Included in Other Assets are unbilled receivables and other assets relating to long-term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as the "Comprehensive Tag Program"). The duration of these programs typically range from three to five years. The receivables approximated $44,083,000 and $42,278,000 at December 27,1998 and December 28, 1997, respectively.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred, and approximated $8,018,000, $7,604,000, and $6,408,000, in 1998, 1997, and 1996, respectively.

Royalty Expense
---------------
Royalty expenses incurred approximated $4,354,000, $4,134,000, and $3,951,000 in 1998, 1997, and 1996, respectively.

Intangibles
-----------
Intangibles consist of patents, rights, customer lists and software development costs. The costs relating to the acquisition of patents, rights and customer lists are amortized on a straight-line basis over their useful lives which range between seven and thirteen years, or legal life, whichever is shorter. Accumulated amortization approximated $9,730,000 and $6,918,000 at December 27, 1998 and December 28, 1997, respectively.

Capitalized Software
--------------------
The costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The costs of capitalized software are amortized over the products' estimated useful lives or five years, whichever is shorter and are included in "Intangibles".

Capitalized software development costs were $5,768,000 and $5,334,000 at December 27, 1998 and December 28, 1997, respectively, net of accumulated amortization costs of $2,708,000 and $2,048,000 at December 27, 1998 and December 28, 1997, respectively.

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

The Company enters into certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada, and Australia. Transaction gains or losses resulting from these contracts are recognized over the contract period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Income, net on the Company's Consolidated Earnings Statements.

Note 2.  INVENTORIES


Inventories consist of the following:
                                                 1998              1997
                                                 ----              ----
                                                       (Thousands)
      Raw materials                           $  6,661          $ 10,329

      Work-in-process                            1,821             2,312

      Finished goods                            70,143            64,990
                                               -------           -------
         Totals                               $ 78,625          $ 77,631
                                               =======           =======


Note 3.  REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
         EQUIPMENT


The major classes are:
                                                 1998              1997
                                                 ----              ----
                                                      (Thousands)
    Revenue equipment on operating lease
     Equipment rented to customers            $ 48,404          $ 42,357

     Accumulated depreciation                  (24,216)          (17,639)
                                               -------           -------
                                              $ 24,188          $ 24,718
                                               =======           =======

    Property, plant and equipment
     Land                                     $  8,064          $  2,063
     Building                                   27,728            17,156
     Machinery & equipment                      91,423            73,727
     Leasehold improvements                      3,952             3,424
                                               -------           -------
                                               131,167            96,370

     Accumulated depreciation                  (45,405)          (37,696)
                                               -------           -------
                                              $ 85,762          $ 58,674
                                               =======           =======

Depreciation expense on the Company's revenue equipment on operating lease and property, plant and equipment, was $18,191,000, $16,307,000, and $13,319,000 for 1998, 1997, and 1996, respectively.

Note 4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

The short-term debt and current portion of long-term debt at December 27, 1998 and at December 28, 1997 consisted of the following:

                                        1998               1997
                                       ------             ------
                                              (Thousands)
Current portion of long-term debt     $ 5,462            $ 2,537

Line of credit held by Japanese
  Subsidiary with interest at 1.625%    4,991              4,420
                                       ------             ------
Total short-term debt and
  current portion long-term debt      $10,453            $ 6,957
                                      =======            =======


Note 5.  LONG-TERM DEBT

The long-term debt at December 27, 1998 and December 28, 1997 consisted of the following:

                                        1998               1997
                                       ------             ------
                                               (Thousands)
Seven year $7 million term
  note with interest at 4.9%          $ 1,050            $ 2,100
Six year $8 million term note
  with interest at 6.5%                 1,412              2,824
Eight year $12 million private
  placement note with interest
  at 8.27%                             12,000             12,000
Eight year $15 million private
  placement note with interest
  at 9.35%                             15,000             15,000
Five year $100 million
  multi currency variable interest
  rate unsecured revolving
  credit facility                      20,934                 -
Other loans with interest rates
  ranging from 1.75% to 7.87% and
  maturity dates through
  January 2000                          1,042              1,468
                                      -------            -------
Total                                  51,438             33,392
Less current portion                   (5,462)            (2,537)
                                      -------            -------
Total long-term portion               $45,976            $30,855
                                      =======            =======

The Company has an existing $100 million unsecured multi-currency revolving credit facility with a consortium of five banks led by the Company's principal lending bank. Interest under this line is determined at the time of borrowing and varies based on the banks base rate or LIBOR rate. The agreement requires payment of a fee that varies between .125 to .15 percent of the unused portion of the facility. Additionally, the agreement requires the company to make principal payments when the aggregate translated outstanding balance on alternative currency loans exceeds $20 million. At December 27, 1998, 2.43 billion Japanese Yen (approximately $20.9 million) was outstanding under this credit agreement. These borrowings, along with approximately $8.0 million from cash on hand, were utilized in February 1998, to acquire the assets of Tokai Electronics, Ltd., a Japanese manufacturer of radio frequency tags.

In December 1992, the Company entered into a $7,000,000 seven year loan agreement at a fixed rate of 4.9% with its principal lending bank. Three equal installments of $350,000 are due during each year for a total of $1,050,000 per year with interest due monthly. At December 27, 1998, $1,050,000 was outstanding.

In February 1994, the Company entered into a $8,000,000 six year loan agreement at a fixed rate of 6.5% with its principal lending bank. Three equal installments of $470,588 are due during each year for a total of $1,411,764 per year with interest due monthly. At December 27, 1998, $1,411,764 was outstanding.

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

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay cash dividends. The aggregate maturities on all long-term debt are:

                                           (Thousands)
          1999                               $ 5,462
          2000                                 7,158
          2001                                 7,158
          2002                                28,092
          2003                                 3,158
          Thereafter                             410
                                             -------
                Total                        $51,438
                                             =======

Note 6. SUBORDINATED DEBENTURES

In November 1995, the Company completed the private placement of $120,000,000 of Convertible Subordinated Debentures (Debentures) with an annual interest rate of 5.25%. The Debentures are uncollateralized and subordinated to all senior indebtedness. The Debentures will be convertible into Common Stock, at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of Common Stock for each $1,000 principal amount of Debentures), at any time on and after the Exchange Date (as defined in the Debentures) and prior to redemption or maturity. The Debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. The net proceeds generated to the Company from this transaction approximated $116,000,000.

On April 19, 1996, the Company completed its Shelf Registration Statement on Form S-3 covering the resale of $47,250,000 5.25% Convertible Subordinated Debentures due 2005 and 2,571,428 shares of the Company's common stock, $.10 par value per share, issuable upon conversion of the Debentures. The Registration Statement also covered the registration of 350,000 shares of the Company's Common Stock presently issuable upon exercise of certain options granted by the Company.


Note 7.  STOCK OPTIONS

The Company's Stock Option Plan 1992 (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of Common Stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 27, 1998 total 10,218,019 shares. At December 27, 1998, December 28, 1997, and December 29, 1996 a total of 1,781,981; 2,192,114; and
690,114 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISOs under the 1992 Plan expire not more than 10 years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 27, 1998 were issued pursuant to the 1992 Plan. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan shall vest as set forth below:

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is less than Vice President shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) an additional 33% on or after 18 months of the date of option grant; and (iii) the remaining 33% on or after the second anniversary date of the option grant.

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is Vice President and above shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) 33% on or after the second anniversary date of option grant; and (iii) 33% on or after the third anniversary date of option grant.

Options that were fully vested and exercisable totaled 3,428,990 as of December 27, 1998. Options that were outstanding but not yet vested or exercisable totaled 1,353,775 as of December 27, 1998.

The following schedules summarize stock option activity and status:

                                              NUMBER OF SHARES
                                       --------------------------------

                                          1998       1997       1996
                                       --------------------------------
Outstanding at beginning of year      4,521,616    3,222,222   3,835,048
Granted                                 800,100    1,574,600     923,538
Exercised                              (138,356)    (198,606) (1,514,864)
Canceled                               (400,595)     (76,600)    (21,500)
                                      ---------    ---------   ---------
Outstanding at end of year            4,782,765    4,521,616   3,222,222
                                      =========    =========   =========



                                                WEIGHTED-AVERAGE PRICE
                                             ---------------------------
                                              1998      1997       1996
                                             ---------------------------
Outstanding at beginning of year             $14.78    $13.94     $ 8.12

Granted                                      $12.09    $16.85     $27.31

Exercised                                    $ 8.07    $ 7.65     $ 7.16

Canceled                                     $18.24    $17.17     $27.87
                                             ------    ------     ------
Outstanding at end of year                   $14.27    $14.78     $13.94
                                             ======    ======     ======



Following is a summary of stock options outstanding as of December 27, 1998:


                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------
                              Weighted
                 Number       Average       Weighted   Number       Weighted
                 Outstanding  Remaining     Average    Exercisable  Average
  Range of       As of        Contractual   Exercise   As of        Exercise
Exercise Price   12/27/98     Life          Price      12/27/98     Price
-----------------------------------------------------------------------------
$ 3.88--$ 9.78   1,111,442     4.28         $ 6.68     1,051,442    $ 6.59
$ 9.81--$12.44   1,374,280     8.13         $11.31       793,780    $11.54
$12.63--$21.75   1,545,505     8.64         $17.01       832,230    $17.96
$21.94--$30.81     751,538     7.82         $27.83       751,538    $27.83
-----------------------------------------------------------------------------
$ 3.88--$30.81   4,782,765     7.27         $14.27     3,428,990    $14.56

Stock options granted prior to July 1, 1997, were vested upon grant.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      1998         1997         1996
                                      ----         ----         ----
                                                (Thousands)
Net Income
           As reported               $17,685      $ 8,228      $20,447
           Pro forma                 $15,252      $ 4,380      $12,647

Diluted earnings per share
           As reported               $  0.53      $  0.23      $  0.60
           Pro forma                 $  0.46      $  0.11      $  0.37


The following assumptions were used in estimating fair value of stock options:

                                      1998         1997         1996
                                      ----         ----         ----
     Dividend yields                  None         None         None
     Expected volatility              .485         .555         .474
     Risk-free interest rates          6.1%        6.25%        6.05%
     Expected life (in years)          3.1          3.2          3.1


Note 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 1998, 1997, and 1996, respectively, included payments for interest of $9,569,000, $9,571,000, and $9,458,000 and income taxes of
$9,555,000, $8,143,000, and $5,978,000.

In 1996, the Company acquired all of the capital stock of: (i) Mercatec Sistemas e Comercio de Equipmentos Eletronicos Ltda.; (ii) Vysion Systems, Inc.; and (iii) Checkpoint Systems Japan Co. Ltd.

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

      Fair value of assets acquired...................$ 15,376,000
      Cash paid and direct costs incurred
        for the capital stock.........................   6,724,000
                                                       -----------
      Liabilities assumed.............................$  8,652,000
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

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...................$  9,590,000
     Cash paid and direct costs incurred
      for the capital stock..........................   5,988,000
                                                      -----------
     Liabilities assumed.............................$  3,602,000
                                                      ===========


On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags. The Company had held a one-third interest in Tokai since 1995.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...................$ 28,560,000
     Cash paid and direct costs incurred
      for the capital stock..........................  28,285,000
                                                      -----------
     Liabilities assumed.............................$    275,000
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

Note 10. STOCK REPURCHASE

During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. On October 23, 1998, the Board of Directors authorized the additional purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. As of December 27, 1998, the Company has purchased under the 1997 program, 3,441,300 shares of common stock for an average price of $12.02 per share, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program.

Note 11.  EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards SFAS No. 128, Earnings per share, adopted in the fourth quarter of 1997. Earnings per share amounts for 1996 have been restated to give effect to the application of SFAS No. 128.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       -------------------------------------
                                          1998           1997          1996
                                       -------------------------------------

                                     (In thousands, except per share amounts)
Basic earnings per share:
  Net income                            $17,685        $ 8,228       $20,447
                                        =======        =======       =======

  Average Common Stock outstanding       32,302         34,020        32,097

  Basic earnings per share              $  0.55        $   .24       $   .64
                                        =======        =======       =======
Diluted earnings per share:
  Net income available for Common
   Stock and dilutive securities (1)    $17,685        $ 8,228       $20,447
                                        =======        =======       =======

Average Common Stock outstanding         32,302         34,020        32,097

   Additional common shares
     Resulting from Stock Options           970          1,164         1,990
                                        -------        -------       -------
Average Common Stock and dilutive
    stock outstanding (1)                33,272         35,184        34,087
                                        =======        =======       =======
  Diluted earnings per share            $   .53        $   .23       $   .60
                                        =======        =======       =======

(1) Conversion of the subordinated debentures for 1998, 1997, and 1996 are not included in the above calculation as they are anti-dilutive.


Note 12.  INCOME TAXES

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

The Company has a local tax exemption agreement with Puerto Rico granting a 90% local tax exemption on both the tag and sensor manufacturing operations through the year 2008.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1998, 1997, and 1996, a provision was made for tollgate taxes. The Company has not provided for tollgate taxes on $31,662,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The domestic and foreign components of earnings (losses) before income taxes are:

                                          1998          1997         1996
                                          ----          ----         ----
                                                    (Thousands)
Domestic                                $27,864       $35,496      $29,487

Foreign                                  (1,680)      (21,931)         390
                                        -------       -------      -------
Total                                   $26,184       $13,565      $29,877
                                        =======       =======      =======

The related provision for income taxes consist of:
                                           1998         1997          1996
                                           ----         ----          ----
Currently Payable                                   (Thousands)
    Federal                             $ 5,970      $10,739       $ 6,691
    State                                   300          391           350
    Puerto Rico                             572          513           354
    Foreign                               1,284          313         1,672
  Deferred
    Federal                               2,935       (2,857)         (898)
    State                                     -          (81)          (50)
    Puerto Rico                             192          193           399
    Foreign                              (2,744)      (3,766)          912
                                         -------      -------       ------
Total Provision                         $ 8,509      $ 5,445       $ 9,430
                                        =======      =======       =======

Deferred tax liabilities (assets) at December 27, 1998 and December 28, 1997 consist of:

                                       1998       1997
                                       ----       ----
                                        (Thousands)
Depreciation                        $ 2,414    $ 1,727
Intangibles                           1,669      2,066
Other                                 1,198        440
                                    -------    -------
Gross deferred tax liabilities        5,281      4,233
                                    -------    -------
Inventory                            (2,878)    (2,486)
Accounts receivable                  (1,123)      (885)
Net operating loss carryforwards    (22,224)   (20,259)
Warranty                               (436)      (371)
Restructuring                          (640)    (2,097)
Other                                  (822)    (2,401)
                                    -------    -------
Gross deferred tax assets           (28,123)   (28,499)
                                    -------    -------
Valuation allowance                  19,090     20,131
                                    -------    -------
Net deferred tax (asset)
liability                           $(3,752)   $(4,135)
                                   =======    =======

The net operating loss carryforwards as of December 27, 1998 in the amount of $80,372,000 includes $38,052,000 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group and Actron Group Limited. If the benefit of the pre-acquisition loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 1998, $10,657,000 of foreign tax losses expired. A full valuation allowance had been recorded in 1997 against these losses. In 1998, a valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized.

Of the total foreign net operating loss carryforwards available, $42,636,000 expire beginning January 1999 through December 2008, and the remaining portion may be carried forward indefinitely.

A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                               1998        1997       1996
                                               ----        ----       ----
Statutory federal income tax rate              35.0%       35.0%      35.0%

Tax exempt earnings of subsidiary in
 Puerto Rico                                  (13.8)      (35.5)     (12.4)

Non-deductible goodwill                         5.1         8.0        3.5

Foreign losses with no benefit                  9.1        30.3        6.1

State and local income taxes, net
 of federal benefit                             2.2         5.2        2.0

Benefit of foreign sales corporation           (2.7)       (2.6)      (2.4)

Foreign loss carryforwards utilized            (2.4)          -          -

Other                                             -        (0.3)      (0.3)

                                              ------      ------     ------
Effective tax rate                             32.5%       40.1%      31.5%
                                              ======      ======     ======

Note 13.  EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $690,000, $579,000, and $577,000, in 1998, 1997, and 1996, respectively.

Generally, any full-time, non-union employee of the Company who has completed one month of service, and any part-time non-union employee of the Company who has completed one year of service, other than employees of the Company's foreign subsidiaries, may participate in the Company's United States Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in the Company's Puerto Rico Savings Plan. Part-time employees are not entitled to participate in the Company's Puerto Rico Savings Plan.

Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Brazil, Europe, Japan and Mexico may contribute up to $80 per week to a trust for the purchase of the Company's Common Stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $220,000, $238,000, and $231,000, in 1998, 1997, and 1996, respectively.

Under the Company's 1998 Bonus Plan, employees of the Company are divided into four groups, with each group having a targeted bonus percentage which is adjusted depending on earnings per share growth. In 1998, 1997 and 1996, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided.

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

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the U.S. dollar from its foreign sales subsidiaries. The term of the currency exchange forward contracts is rarely more than one year. During 1998, the Company also purchased a series of put options denominated in Canadian dollars which gave the Company the right but not the obligation to convert Canadian dollars at a specified exchange rate into U.S. dollars. Unrealized and realized gains and losses on these contracts and options are included in Other Income net. Notional amounts of currency exchange forward contracts outstanding at December 27, 1998 were $41,898,000, with various maturity dates ranging through the end of 1999. At December 28, 1997, the notional amounts of currency exchange forward contracts outstanding were $42,013,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated.

Aggregate foreign currency transaction gains/(losses) in 1998, 1997, and 1996 were ($981,000), $458,000, and $1,026,000, respectively, and are included in Other Income, net in the Consolidated Earnings Statement.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts at December 27, 1998.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 27, 1998 and December 28, 1997:

                                      1998                    1997
                               -------------------      ------------------
                               Carrying     Fair        Carrying     Fair
                               Value        Value       Value        Value
                               --------     -----       --------     -----
                                               (Thousands)

Long-term debt (including
 current maturities) (1)      $( 56,429) $( 57,498)    $( 37,812) $( 39,112)

Subordinated debentures (1)    (120,000)  ( 99,750)     (120,000)  (125,100)

Currency exchange
 forward contracts
 and options (2)                    554        554           811        811


(1) The carrying amounts are reported on the balance sheet under the indicated captions.

(2) The carrying amounts represent the net unrealized gain(loss) associated with the contracts and options at the end of the period. Such amounts are included in "Other Current Liabilities."


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

Convertible Subordinated Debentures are carried at the original offering price, less any payments of principal. The debentures are unsecured, subordinated to all senior indebtedness and convertible at any time into shares of the Company's common stock. The debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. In order to estimate the fair value of these debentures, the Company used currently quoted market prices.

Note 15.  RESTRUCTURING CHARGE

In December 1997, the Company recorded a pre-tax restructuring charge of $9,000,000 of which $600,000 was reversed in the fourth quarter of 1998. The net charge, relating directly to the Company's international operations, includes:(i) the elimination of approximately 60 positions ($4,850,000); (ii) the lease terminations of six of the Company's sales facilities and the consolidation of the Company's European research and development center to the corporate headquarters ($1,500,000); (iii) the costs associated with the termination of two master re-seller agreements in Asia and Southern Europe ($1,550,000); and (iv) costs associated with the consolidation of inventory to the European distribution center ($500,000). The 1998 reversal related to the expedited settlement of the employee termination costs in France, which was less than originally anticipated. At December 27, 1998, $1,807,000 of restructuring remains in Other Current Liabilities. This amount is primarily related to future obligations under employee severance agreements ($800,000) and lease termination costs ($1,007,000). The restructuring activity is expected to be substantially completed by mid 1999.

Note 16.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution centers and certain production facilities. Rental expense for all operating leases approximated $7,613,000, $7,055,000, and $6,408,000 in 1998, 1997, and 1996, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 27, 1998 are: $5,554,000 (1999); $4,337,000 (2000);
$3,241,000 (2001); $2,596,000 (2002); and $9,680,000 thereafter.

The Company entered into a twelve year lease agreement for a newly constructed facility in 1994 for the Company's worldwide headquarters including administrative offices, research and development activities and warehouse distribution. The lease payments related to this facility have been included in the future minimum payments for operating leases above.

Until October 1995, the Company was the exclusive worldwide licensee of Arthur D. Little, Inc. ("ADL") for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a percent ranging from 1% to 1.5% of future EAS RF products sold through the year 2008. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

The Company has exclusive distribution rights for the USA, Canada and the Dominican Republic, and the non-exclusive distribution rights in Middle and South America for the sale of Safer products for which an annual minimum payment of $125,000 is required. This agreement runs through the year 2001.

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity cards and card reader products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000, or until all of the subject patents have been adjudicated invalid.

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint. Marketing of this product began in 1992. The Company pays a one-time site license fee for each site installed.

Note 17.  CONCENTRATION OF CREDIT RISK

The Company's foreign subsidiaries, along with many foreign distributors, provide diversified international sales thus minimizing credit risk to one or a few distributors. In addition, the Company maintains foreign credit insurance to provide coverage for potential foreign political or economic risks. Domestically, the Company's sales are well diversified among numerous retailers in the apparel, drug, home entertainment, mass merchandise, music, shoe, supermarket, and video markets. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers.

Note 18.  ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of the operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

On March 21, 1996, the Company purchased all of the capital stock of Mercatec Sistemas e Comercio de Equipamentos Eletronicos Ltda (Mercatec). Mercatec is a supplier of EAS systems and CCTV systems to retailers in Brazil.

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

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags, for approximately $28.0 million, which resulted in an excess of purchase price over the fair value of net assets acquired of approximately $2.4 million. The Company had held a one-third interest in Tokai since 1995.

Note 19.  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems - utilizing proprietary radio frequency (RF) technologies - designed primarily to help retailers prevent losses caused by the theft of merchandise. The Company operates in four business segments consisting of (i) electronic article surveillance (EAS) systems; (ii) domestic closed circuit television (CCTV) systems, fire and burglary, and point-of-sale
(POS) monitoring systems; (iii) electronic access control systems (EAC); and
(iv) RFID, the joint development of a new product undertaken by the Company and Mitsubishi Materials Corporation (Mitsubishi) for retail, library and commercial industrial applications in the auto-ID marketplace. The initial release of RFID products is expected to occur in early 1999. Information by business segment is set forth below:


(A) Business Segments
                                          1998         1997          1996
                                         --------     --------      --------
                                                    (Thousands)
Business segment net revenue:
   Electronic Article Surveillance(1)    $297,200     $278,635      $248,009
   Domestic CCTV, Fire, Burglary           53,745       45,834        35,232
   Access Control                          11,462       11,495         8,528
   RFID                                         -            -             -
                                         --------     --------      --------
Total                                    $362,407     $335,964      $291,769
                                         --------     --------      --------

Business segment operating
 income (loss):
   Electronic Article Surveillance(1)(2) $ 25,637     $  8,221      $ 25,338
   Domestic CCTV, Fire, Burglary            4,190        2,039         2,947
   Access Control                           2,877        2,544         1,784
   RFID                                    (2,041)      (1,100)            -
                                         --------     --------      --------
Total                                    $ 30,663     $ 11,704      $ 30,069
                                         --------     --------      --------

Business segment assets (net):
   Electronic Article Surveillance(1)    $464,119     $470,507      $491,006
   Domestic CCTV, Fire, Burglary           34,672       37,499        23,643
   Access Control                           7,745        8,419         7,004
   RFID                                     1,127            9             -
                                         --------     --------      --------
Total                                    $507,663     $516,434      $521,653
                                         --------     --------      --------

                                          1998         1997          1996
                                         --------     --------      --------
                                                    (Thousands)
Business segment property,
   plant and equipment:

Depreciation
   Electronic Article Surveillance(1)    $ 17,303     $ 15,822      $ 13,012
   Domestic CCTV, Fire, Burglary              688          452           279
   Access Control                              33           32            28
   RFID                                       167            1             -
                                         --------     --------      --------
Total                                    $ 18,191     $ 16,307      $ 13,319
                                         --------     --------      --------

Net Additions
   Electronic Article Surveillance(1)    $ 42,741     $ 38,073      $ 16,094
   Domestic CCTV, Fire, Burglary              694        2,400           347
   Access Control                              20            5            62
   RFID                                     1,294           10             -
                                         --------     --------      --------
Total                                    $ 44,749     $ 40,488      $ 16,503
                                         --------     --------      --------


   (1) Electronic Article Surveillance (EAS) segment numbers include the Company's manufacturing and corporate activity. Additionally, included in the EAS amounts are the Company's foreign CCTV, Fire, and Burglary which represents approximately 4%, 3%, and 1% of the Company's total consolidated revenue for 1998, 1997, and 1996, respectively.
   (2) EAS operating income (loss) includes: (i) a restructuring charge reversal of $0.6 million in 1998; and (ii) a restructuring charge of $9.0 million and non-recurring charges of $8.1 million in 1997.



(B) Geographic Information

Operating results are prepared on a "customer basis", meaning that net sales and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a European sale. Interarea sales between the Company's locations are made at transfer prices that approximate market price and have been eliminated from consolidated net sales. Operating profit for the individual area includes the profitability on a transfer price basis, generated by sales of the Company's products imported from other geographic areas.

The following tables show sales, operating earnings and other financial information by geographic area for the years 1998, 1997, and 1996.

                           North America
                           and Puerto Rico     Europe          Other(1)
                           ---------------    ---------       ----------
                                             (Thousands)
   1998
Net Sales from
   Unaffiliated Customers    $211,780          $100,391       $ 50,236
Operating Income(Loss)       $ 29,668          $  1,585(2)    $   (590)
Long-lived Assets            $ 80,921          $ 67,316       $ 45,018

   1997
Net Sales from
 Unaffiliated Customers      $192,727         $100,500        $ 42,737
Operating Income(Loss)       $ 29,372(3)      $(12,121)(4)    $ (5,547)(5)
Long-lived Assets            $ 85,396         $ 66,238        $ 18,065

   1996
Net Sales from
 Unaffiliated Customers      $161,507         $101,671        $ 28,591
Operating Income(Loss)       $ 30,161         $ (1,058)       $    966
Long-lived Assets            $ 66,861         $ 62,003        $ 17,541


(1) Other includes the Company's operations in Mexico, Argentina, Australia, Brazil, and Japan.
(2) Operating income(loss) includes a pre-tax restructuring charge reversal of $0.6 million.
(3) Includes a pre-tax restructuring charge of $1.6 million.
(4) Includes a pre-tax restructuring charge of $6.6 million.
(5) Includes a pre-tax restructuring charge of $0.8 million.



The Company's export sales to foreign distributors approximated $10,897,000, $13,539,000, and $24,505,000, in 1998, 1997, and 1996, respectively. Sales by the Company's foreign subsidiaries in Argentina, Australia, Canada, Western and Southern Europe, Scandinavia, Brazil, Japan, and Mexico totaled $156,384,000 in 1998, $144,994,000 in 1997, and $121,388,000 in 1996.

Note 20.  MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd., a wholly-owned subsidiary of the Company (Checkpoint Japan) issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings/losses therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheet and Consolidated Earnings Statement, respectively.

Note 21.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this standard to have a material effect on the Company's consolidated financial statements.

Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.


                                 PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation;
Item 12, Security Ownership of Certain Beneficial Owners and Management: Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 5, 1999, which management expects to file with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

Note that the sections of the Company's Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph", pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                           PAGE
     ------------------------
     The following consolidated financial statements are included in Part II, Item 8:

     Report of Independent Accountants..............................     34

     Consolidated Balance Sheets as of December 27, 1998 and
     December 28, 1997 and .........................................     35

     Consolidated Earnings Statements for each of the years
       in the three-year period ended December 27, 1998.............     36

     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 27, 1998............................................     37

     Consolidated Statements of Comprehensive Income for each of the
       years in the three-year period ended December 27,1998........     38

     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 27, 1998.............     38

     Notes to Consolidated Financial Statements.....................  39-59

     (a) 2. Financial Schedule
     -------------------------

     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:

     Schedule II - Valuation and Qualifying Accounts...............      62

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3.   Exhibits required to be filed by Item 601 of Regulation S-K
    ----------------------------------------------------------------
         Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.
         Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrants 1992 Form 10-K, filed with the SEC on March 25, 1993.
         Exhibit 4.1 Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
         Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December 13, 1995.
         Exhibit 4.3       First Supplemental Indenture dated as of
                          February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
         Exhibit 10.1     1998 Bonus Plan
         Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrants Form 10-K for 1997 filed with the SEC on March 23, 1998
         Exhibit 10.3 Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
         Exhibit 10.4 Terms and Agreement between Registrant and Principal Mutual Life Insurance Company is incorporated by reference to Item 14(a), Exhibit 10(e) of the Registrant's 1994 Form 10-K.
         Exhibit 10.5 First Amendment to Note Agreement between Registrant, Principal Mutual Life Insurance Company and The Mutual Group Insurance Company, is incorporated herein by reference to Item 14(a),
                          Exhibit 10(f) of the Registrant's 1994 Form 10-K.
         Exhibit 10.6 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed March 22, 1996, is hereby incorporated by reference.
         Exhibit 10.7 Asset Purchase Agreement by and among Tokai Aluminum Foil Co. Ltd., Tokai Electronics Co. Ltd., Checkpoint Production Japan K.K. and the Registrant, is incorporated herein by reference to
                          Item 7(c), Exhibit 2 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
         Exhibit 10.8 Credit Agreement, dated as of December 24, 1997, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named herein, is incorporated herein by reference to Item 7(c),
                          Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
         Exhibit 10.9     Employment Agreement with Kevin P. Dowd
         Exhibit 21       Subsidiaries of the Registrant.
         Exhibit 23       Consent of Independent Accountants
         Exhibit 24       Power of Attorney, contained in signature page.
         Exhibit 27       Financial Data Schedule.

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


    On November 4, 1998, the Registrant filed a Current Report on Form 8-K reporting under:

    Item 5 thereof that on October 26, 1998, the Registrant issued a press release announcing that its Board of Directors authorized up to $20 million to repurchase additional outstanding common Stock.

                     CHECKPOINT SYSTEMS, INC.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS


                         Balance at   Charged to               Balance at
                         Beginning    Costs and    Deductions    End of
Year   Classification    of Year      Expenses                    Year
----   --------------    ----------   ----------   ----------  ----------
1998   Allowance for
       doubtful accounts   $5,703      $2,276       $2,423      $5,556
                           ------      ------       ------      ------

1997   Allowance for
       doubtful accounts   $4,282      $3,809       $2,388      $5,703
                           ------      ------       ------      ------

1996   Allowance for
       doubtful accounts   $1,906      $2,980       $  604      $4,282
                           ------      ------       ------      ------

                    INDEX TO EXHIBITS

EXHIBIT               DESCRIPTION
-------               -----------

EXHIBIT 10.1        1998 Bonus Plan

EXHIBIT 10.9        Employment Agreement with Kevin P. Dowd

EXHIBIT 21          Subsidiaries of Registrant

EXHIBIT 23          Consent of Independent Accountants

EXHIBIT 24          Power of Attorney, Contained in Signature

EXHIBIT 27          Financial Data Schedule

                    SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 29, 1999.

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

SIGNATURE                 TITLE                             DATE
---------                 -----                             ----

/s/Kevin P. Dowd          President, Chief                  March 29, 1999
----------------------    Executive Officer and Director


/s/Jeffrey A. Reinhold    Senior Vice President - Finance,  March 29, 1999
----------------------    Chief Financial Officer,
                          and Treasurer

/s/W. Craig Burns         Vice President -                  March 29, 1999
----------------------    Corporate Controller and
                              Chief Accounting Officer

/s/Robert O. Aders        Director                          March 29, 1999
----------------------

/s/Roger D. Blackwell     Director                          March 29, 1999
----------------------

/s/Richard J. Censits     Director                          March 29, 1999
----------------------

/s/David W. Clark, Jr.    Director                          March 29, 1999
----------------------

/s/Alan R. Hirsig         Director                          March 29, 1999
----------------------

/s/William P. Lyons, Jr.  Director                          March 29, 1999
------------------------

/s/Elisa Margaona         Director                          March 29, 1999
----------------------

/s/Raymond R. Martino     Director                          March 29, 1999
----------------------

/s/Albert E. Wolf         Director                          March 29, 1999
----------------------