Form 10-Q
period 1999-03-28
CHECKPOINT SYSTEMS INC
filed 1999-05-12
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended March 28, 1999
 ---------------------------------------------------------------------------
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number        1-11257
                       -----------------------------------------------------

                    Checkpoint Systems, Inc.
 ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                         22-1895850
  --------------------------------           -------------------
 (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)



 101 Wolf Drive  P.O. Box 188  Thorofare, New Jersey     08086
----------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)


                             (609) 848-1800
 ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     --     --

As of May 5, 1999, there were 30,131,884 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX





                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive Income   5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     10-15



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                 16

      SIGNATURES                                               16

                     CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS
                                               March 28,         Dec. 27,
                                                 1999              1998
                                               --------          --------
                ASSETS                        (Unaudited)
                                                      (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 45,260          $ 35,934
  Accounts receivable, net of allowances
       of $5,222,000 and $5,556,000             125,844           135,078
  Inventories, net                               71,473            78,625
  Other current assets                           12,406            10,748
  Deferred income taxes                           4,235             4,464
                                                -------           -------
           Total current assets                 259,218           264,849
REVENUE EQUIPMENT ON OPERATING LEASE, net        24,364            24,188
PROPERTY, PLANT AND EQUIPMENT, net               82,841            85,762
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                    71,147            72,388
INTANGIBLES, net                                 11,024            10,917
OTHER ASSETS                                     44,079            49,559
                                                -------           -------
TOTAL ASSETS                                   $492,673          $507,663
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 13,551          $ 10,453
  Accounts payable                               16,322            17,346
  Accrued compensation and
   related taxes                                  6,863             8,295
  Income taxes                                   11,087            11,784
  Unearned revenues                              14,735            11,288
  Other current liabilities                      19,454            19,422
                                                 ------            ------
  Total current liabilities                      82,012            78,588
LONG-TERM DEBT, LESS CURRENT MATURITIES          37,942            45,976
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
DEFERRED INCOME TAXES                               721               712
MINORITY INTEREST                                   423               451
COMMITMENTS AND CONTINGENCIES                         -                 -
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued                        -                 -
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   36,487,084 and 36,471,584                      3,649             3,647
  Additional capital                            233,302           233,180
  Retained earnings                             105,950           104,558
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Foreign currency translation adjustment       (26,916)          (15,039)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      251,575           261,936
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $492,673          $507,663
                                                =======           =======
      See accompanying notes to Consolidated Financial Statements.

                       CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                       Quarter (13 Weeks) Ended
                                       ------------------------
                                        March 28,     March 29,
                                          1999          1998
                                        -------        -------
                                  (Thousands, except per share data)

 Net Revenues                           $81,754        $79,857
 Cost of Revenues                        50,627         48,302
                                         ------         ------
   Gross Profit                          31,127         31,555

 Selling, General
   and Administrative
   Expenses                              27,305         28,639
                                         ------         ------
Income from operations                    3,822          2,916

Interest Income                           1,058          1,159
Interest Expense                          2,283          2,421
Other Income (loss), net                   (633)           189
                                         ------         ------
Income Before
  Income Taxes                            1,964          1,843
Income Taxes                                599            599
Minority Interest                            27             29
                                         ------         ------
Net Earnings                            $ 1,392        $ 1,273
                                         ======         ======

Net Earnings Per Share
  Basic                                 $  0.05        $   .04
                                         ======         ======
  Diluted                               $  0.05        $   .04
                                         ======         ======






     See accompanying notes to Consolidated Financial Statements

                               CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                             Three Months(13 Weeks) Ended March 28,1999
                        ----------------------------------------------------
                                                  Foreign
                                                  Currency
                               Addit-             Translation
                       Common  ional    Retained  Adjust-  Treasury
                       Stock   Capital  Earnings  ment     Stock      Total
                       ------  -------  --------  ------   --------   -----
                                     (Thousands)
Balance,
December 27, 1998      3,647   233,180  104,558  (15,039)  (64,410)  261,936
Net earnings                              1,392                        1,392
Exercise of Stock
 Options                   2       122                                   124
Foreign currency
 translation adjustment                          (11,877)            (11,877)
                      ------  -------- -------- --------- --------- --------
Balance
March 28,1999         $3,649  $233,302 $105,950 $(26,916) $(64,410) $251,575
                      ======  ======== ======== ========= ========= ========

See accompanying notes to Consolidated Financial Statements.


                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)

                                         Three Months(13 Weeks) Ended
                                         ----------------------------
                                           March 28,          March 29,
                                           --------           --------
                                                  (Thousands)

Net Earnings                              $  1,392            $1,273

Foreign currency translation
     adjustment, net of tax                (11,877)              448
                                            ------            ------
Comprehensive (Loss)                      $(10,485)           $1,721
                                            ======            ======


         See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Three Months(13 Weeks) Ended
                                              ----------------------------
                                                  March 28,     March 29,
                                                    1999           1998
                                                  --------       --------
                                                       (Thousands)
Cash inflow (outflow) from operating activities:
Net earnings                                      $  1,392     $  1,273
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Net book value of rented equipment sold             256           22
   Revenue Equipment placed under operating lease   (3,732)      (1,608)
   Long-term customer contracts                      3,860       (5,983)
   Depreciation and amortization                     6,143        6,528
   Provision for losses on accounts receivable         443          385
(Increase) decrease in current assets:
   Accounts receivable                               3,985       13,572
   Inventories                                       4,073       (5,883)
   Other current assets                             (1,955)         925
Increase (decrease) in current liabilities:
   Accounts payable                                   (420)       1,399
   Accrued compensation and related taxes             (518)      (1,205)
   Income taxes                                       (671)      (2,247)
   Unearned revenues                                 3,759        1,001
   Other current liabilities                           744       (2,689)
                                                   -------      -------
   Net cash generated by operating activities       17,359        5,490
                                                   -------      -------
Cash inflow (outflow) from investing activities:
   Acquisition of property, plant and equipment     (1,480)      (5,618)
   Acquisition, net of cash acquired                     -      (25,981)
   Other investing activities                         (986)        (403)
                                                   -------      -------
   Net cash used by investing activities            (2,466)     (32,002)
                                                   -------      -------
Cash inflow (outflow) from financing activities:
   Proceeds from stock options                         124          642
   Proceeds from debt                                    -       19,541
   Payment of debt                                  (4,821)        (837)
                                                   -------      -------
   Net cash generated (used) by
    financing activities                            (4,697)      19,346
                                                   -------      -------
   Effect of Foreign currency rate on cash
   and cash equivalents                               (870)        (286)
                                                   -------      -------
   Net increase (decrease) in cash and cash
   equivalents                                       9,326       (7,452)
Cash and cash equivalents:
   Beginning of period                              35,934       64,138
                                                   -------       ------
   End of period                                  $ 45,260     $ 56,686
                                                   =======      =======


        See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All material intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 28, 1999 and December 27, 1998 and its results of operations and changes in cash flows for the thirteen week periods ended March 28, 1999 and March 29, 1998.

Certain reclassifications have been made to the 1998 financial statements and related footnotes to conform to the 1999 presentation.

2.  INVENTORIES
                                  March 28,      December 27,
                                    1999            1998
                                  ---------      ------------
                                           (Thousands)
           Raw materials            $ 8,912           $ 6,661
           Work in process            1,036             1,821
           Finished goods            61,525            70,143
                                    -------           -------
                                    $71,473           $78,625
                                    =======           =======
Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

3.   LONG TERM CUSTOMER CONTRACTS

Included in Other Assets are unbilled receivables and other assets relating to long term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements. The duration of these programs typically range from three to five years.

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

                           CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)


5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                           Quarter (13 weeks) Ended
                                           ------------------------
                                           March 28,       March 29,
                                             1999             1998
                                           --------        --------
                                          (In thousands, except per
                                               share amounts)
BASIC EARNINGS PER SHARE:
Net Income                                $  1,392         $  1,273
                                          ========         ========
Average Common Stock Outstanding            30,126           33,194
Basic earnings per share                  $    .05         $    .04
                                          ========         ========
DILUTED EARNINGS PER SHARE:
Net income available for Common
  Stock dilutive securities(1)            $  1,392         $  1,273
                                          ========         ========

Average Common Stock Outstanding            30,126           33,194
Additional common shares
  resulting from Stock Options                 464            1,403
                                          --------         --------
Average Common Stock and
  Dilutive stock outstanding(1)             30,590           34,597
                                          ========         ========

Dilutive earnings per share               $    .05         $    .04
                                          ========         ========

(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen week periods ended March 28, 1999, and March 29, 1998, included interest payments of $876,000 (1999) and $931,000 (1998)
and income taxes paid of $328,000 (1999) and $2,707,000 (1998).

                           CHECKPOINT SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                (Unaudited)

7. BUSINESS SEGMENTS

Effective December 27,1998 the Company adopted provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below:

                                            Quarter (13 weeks)  Ended
                                            ----------------------------
                                            March 28,           March 29,
                                              1999               1998
                                            --------            --------
                                                    (In Thousands)
Business segment net revenue:
   Electronic Article Surveillance(1)       $67,741              $63,834
   Domestic CCTV, Fire, Burglary             10,889               12,791
   Access Control                             3,044                3,232
   RFID                                          80                    -
                                            -------              -------
Total                                       $81,754              $79,857
                                            =======              =======
Business segment operating income (loss):
   Electronic Article Surveillance(1)       $ 3,155              $ 2,263
   Domestic CCTV, Fire, Burglary                399                  521
   Access Control                               771                  687
   RFID                                        (503)                (555)
                                            -------              -------
Total                                       $ 3,822              $ 2,916
                                            =======              =======

(1) Electronic Article Surveillance (EAS) segment numbers include the Company's manufacturing and corporate activity. Additionally, included in the EAS amounts are the Company's foreign CCTV, Fire and Burglary which represents approximately 4.6%, and 4.4% of the Company's total consolidated revenue for the thirteen week periods ended March 28, 1999 and March 29, 1998, respectively.

8.  STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Provisions of SFAS No. 133 established new procedures for accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this standard to have a material effect on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------
First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------
     Overview

During the first quarter of 1999, revenues increased by approximately $1.9 million (or 2.4%) over the first quarter of 1998. Cost of revenues increased by 1.4% compared to last year's first quarter as a percentage of sales (from 60.5% to 61.9%). Selling, general and administrative ("SG&A") expenses decreased $1.3 million and decreased as a percentage of revenues by 2.5% (from 35.9% to 33.4%). Income from operations increased $0.9 million (from $2.9 million to $3.8 million). Net earnings for the first quarter of 1999 increased $0.1 million (from $1.3 million to $1.4 million). Earnings per share were $.05 for the first quarter of 1999 versus $.04 achieved in the first quarter of 1998.

     Net Revenues

Net revenues for the first quarter of 1999 increased $1.9 million (or 2.4%) over the first quarter of 1998 (from $79.9 million to $81.8 million). Electronic Article Surveillance (EAS) revenues increased $3.9 million or 6.1% (from $63.8 million to $67.7 million). This increase in EAS revenues was a result of increased sales in the International market. Sales of the Company's domestic CCTV/Fire and Burglar products decreased $1.9 million or 14.8% (from $12.8 million to $10.9 million) over the prior year's quarter. The Company's Access Control product lines had a sales decline of 6.3% (from $3.2 million to $3.0 million) compared to the prior year's first quarter. RFID - Intelligent Tagging (RFID) generated its initial revenues of $0.1 million in the first quarter of 1999.

     Cost of Revenues

Cost of revenues increased approximately $2.3 million (or 4.8%) over the first quarter of 1998 (from $48.3 million to $50.6 million). As a percentage of net revenues, cost of revenues increased 1.4% (from 60.5% to 61.9%). The increase in the Company's cost of revenues is primarily attributable to: (i) the cost associated with the excess capacity in the Puerto Rico manufacturing facilities; (ii) an increase in field service costs; and (iii) increased sales of the higher cost disposable tags manufactured in Japan.

                         CHECKPOINT SYSTEMS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

     Selling, General and Administrative Expenses

SG&A expenses decreased $1.3 million (or 4.5%) over the first quarter of 1998 (from $28.6 million to $27.3 million). As a percentage of net revenues, SG&A expenses decreased by 2.5% (from 35.9% to 33.4%). The lower expenses (in dollars) are directly related to:(i) the savings associated with the restructuring of the company's foreign subsidiaries which began in the first quarter of 1998 and resulted in headcount reductions in sales, marketing and customer service; and (ii) the domestic cost reduction program implemented in the third quarter of 1998 which resulted in headcount reductions in marketing and customer service as well as cost reductions in general and administrative expenses. These savings were partially offset by an increase in information technology expenses.

     Other Income(loss), net

Other income(loss), net for the first quarter of 1999 represented a net foreign exchange loss of $0.6 and for the first quarter of 1998 represented a net foreign exchange gain of $0.2 million.

     Interest Expense and Interest Income

Interest expense for the first quarter of 1999 decreased $0.1 million from the comparable quarter in 1998 (from $2.4 million to $2.3 million). Interest income for the first quarter 1999 decreased by $0.1 million from the comparable quarter in 1998 (from $1.2 million to $1.1 million).

     Income Taxes

The effective tax rate for the first quarter of 1999 was 30.5%. The effective tax rate during the first quarter of 1998 was 32.5%. The lower tax rate resulted from the reduction of foreign losses for which no tax benefit was recorded.

     Net Earnings

Net earnings for the current quarter were $1.4 million or $.05 per share versus $1.3 million or $.04 per share for the prior year's first quarter.


Exposure to International Operations

Approximately 96% of the Company's international sales during the first quarter of 1999 were made in local currencies. Sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
-------------------------------

Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, through a secondary issuance of common stock in a underwritten public offering, and more recently through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities during the first quarter of 1999 generated approximately $17.4 million compared to approximately $5.5 million generated during the first quarter of 1998. This change from the prior year was primarily the result of a decreased investment in working capital and long-term customer contracts.

The Company's Comprehensive Tag Program (Comp Tag) is a financial marketing/sales program designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. This program is offered to large potential customers in strategic vertical markets who are considering chainwide EAS installations. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF tags, installation and interest.

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

The Company has an existing $100 million multi-currency long term unsecured revolving credit facility. At March 28, 1999, 2.31 billion Japanese Yen (approximately $19.4 million) was outstanding under this credit agreement.

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

Capital Expenditures

The Company's capital expenditures during first quarter of 1999 totaled $1.5 million compared to $5.6 million during the first quarter of 1998. This decrease when compared to prior year is primarily due to the first quarter 1998 completion of the plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico. The Company anticipates its capital expenditures to approximate $10.0 million in 1999.


Exposure to International Operations

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

Furthermore, approximately 20% of the Company's disposable tags offered for sale are manufactured in Japan. As the material and production costs are denominated in Japanese Yen, the related product costs are subject to exchange rate fluctuations.

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

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Exposure to International Operations (continued)

As of March 28, 1999, the Company had currency exchange forward contracts totaling approximately $39.9 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, and Australian operations. The Company's operations in Japan, Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at March 28, 1999.

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

The Company has substantially completed its assessment of year 2000 readiness and has begun a company-wide program of remediating its computer systems and applications for the year 2000. The Company's primary applications software has been procured through third party vendors, and the Company is continuing its ongoing process to address potential year 2000 deficiencies through updates provided by the vendors. The Company expects the remediation phase to be completed for most of its primary applications by the beginning of the third quarter, with implementations by the end of the third quarter 1999.
The Company's other non-mission critical information systems and applications software, some of which are not year 2000 ready, are also in the process of being evaluated.

As a result of an evaluation of the Company's product lines for year 2000 readiness, the Company's primary products, comprised of EAS products, are not date dependant and therefore, will not require modifications. The Company's current Access Control products, which are date dependant, are determined to be year 2000 ready. Certain of the Company's Access Control Products, which are no longer offered for sale, were determined as not being year 2000 ready.

                         CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 Readiness (continued)

The Company has offered, through it's website at http://www.checkpointacpg.com/y2kinfo.htm, an upgrade path for such non-compliant products. The Company's CCTV and Fire and Burglar alarm products are generally purchased from outside vendors and the Company is working with such vendors to determine readiness. The Company is currently assessing the year 2000 readiness of its Central Station monitoring service, which is expected to be completed by the end of May 1999.

The Company has created a website to communicate the readiness of its products, services and business processes. The goal is to provide the Company's customers with up-to-date information about the Year 2000 Readiness effort. This website, located at http://www.checkpointsystems.com/www_checkpoint_y2k.html, provides the latest year 2000-readiness information and status. The information provided by the outside vendors regarding the Company's CCTV and Fire and Burglar products are also posted on this website.

The Company is continuing with the assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and is working with these third parties to identify and mitigate common risks. The Company also recognizes the potential for year 2000 issues in external areas such as telephone and communication systems, utilities, banks and alarm systems and is contacting all mission critical business partners to obtain year 2000 readiness certifications. Initial responses have been received and the Company is in the process of re-contacting some of the third party vendors for clarification on their responses.

Costs

Costs associated with the year 2000 compliance have not been material to date, and the total costs to achieve year 2000 compliance are being evaluated. Currently, management estimates the cost to test and remedy the Company's information systems to be approximately $3.0 million. This estimate includes the acceleration of hardware purchases of approximately $1.6 million and other expenses consisting primarily of outside year 2000 consulting services of $1.4 million. However, there can be no assurance that costs will not exceed this level. The Company is currently determining the potential cost associated with the Company's product offerings and supply chain readiness. The Company does not expect these costs to be material.

Risks

The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

The failure to correct a material year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. As of the date of this filing, the Company has not received any information from its vendors or suppliers, or developed any information internally, indicating that a material adverse impact on its business, results of operations, liquidity, or financial condition is considered likely

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Risks (continued)

due to year 2000 matters. While the Company believes that it is unlikely to experience a material adverse effect, the Company is unable to provide assurances at this time that the consequences of year 2000 failures will not have a material impact on the Company's results of operations, liquidity or financial condition. The execution of the Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty associated with the year 2000 problem.

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. In conjunction with the remediation process, the Company has begun to formalize its contingency plans to address potential failures associated with year 2000 readiness.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this report:
    Exhibit 27:  Financial Data Schedule
(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the first quarter of 1999.

                                SIGNATURES
                                ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                                          May 12, 1999
Senior Vice President,
Chief Financial Officer and Treasurer

/s/ W. Craig Burns
----------------------                                           May 12, 1999
Vice President, Corporate Controller
and Chief Accounting Officer