Form 10-Q
period 1999-06-27
CHECKPOINT SYSTEMS INC
filed 1999-08-11
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended June 27, 1999
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



                             (856) 848-1800
 ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

As of August 3, 1999, there were 30,161,884 shares of the Common Stock outstanding.

                         CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                                      Page No.
                                                                      --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets . . . . . . . . . . . . . .     3

              Consolidated Statements of Operations . . . . . . . . .     4

              Consolidated Statement of Shareholders' Equity. . . . .     5

              Consolidated Statements of Comprehensive Income. . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . .     6

              Notes to Consolidated Financial Statements. . . . . . .   7-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . 10-19


Part II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders . .    20

      Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .    20

              SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .    21

                      CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS
                                                June 27,      Dec. 27,
                                                 1999           1998
                                               ---------      --------
                ASSETS                          (Unaudited)
                ------                               (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $ 70,964      $ 35,934
  Accounts receivable, net of allowances
    of $5,209,000 and $5,556,000                 116,979       135,078
  Inventories, net                                66,518        78,625
  Other current assets                            12,527        10,748
  Deferred income taxes                            4,165         4,464
                                                 -------       -------
     Total current assets                        271,153       264,849
REVENUE EQUIPMENT ON OPERATING LEASE, net         21,657        24,188
PROPERTY, PLANT AND EQUIPMENT, net                82,183        85,762
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                     70,301        72,388
INTANGIBLES, NET                                  10,429        10,917
OTHER ASSETS                                      43,416        49,559
                                                 -------       -------
TOTAL ASSETS                                    $499,139      $507,663
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Short-term borrowings and current portion
      of long-term debt                          $13,502      $ 10,453
   Accounts payable                               19,592        17,346
   Accrued compensation and related taxes          8,363         8,295
   Income taxes                                   11,508        11,784
   Unearned revenues                              14,632        11,288
   Other current liabilities                      19,384        19,422
                                                 -------       -------
    Total current liabilities                     86,981        78,588

LONG-TERM DEBT, LESS CURRENT MATURITIES           38,017        45,976
 CONVERTIBLE SUBORDINATED DEBENTURES             120,000       120,000
 DEFERRED INCOME TAXES                               812           712
 MINORITY INTEREST                                   437           451
 COMMITMENTS AND CONTINGENCIES                         -             -
 SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, authorized
     500,000 shares, none issued                       -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,491,084 and 36,471,584                     3,649         3,647
   Additional capital                            233,323       233,180
   Retained earnings                             110,096       104,558
   Common stock in treasury, at cost,
    6,359,200 shares                             (64,410)      (64,410)
   Foreign currency translation adjustment       (29,766)      (15,039)
                                                 -------       -------
 TOTAL SHAREHOLDERS' EQUITY                      252,892       261,936
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $499,139      $507,663
                                                 =======       =======
              See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                     Quarter (13 Weeks) Ended      Six Months (26 Weeks) Ended
                     ------------------------      ---------------------------
                      June 27,        June 28,      June 27,           June 28,
                       1999            1998          1999               1998
                      --------        --------      --------          --------
                                    (Thousands, except per share data)

Net Revenues           $87,305         $90,578       $169,059         $170,435
Cost of Revenues        51,615          54,918        102,242          103,220
                        ------          ------        -------          -------
   Gross Profit         35,690          35,660         66,817           67,215
Selling, General
   and Administrative
   Expenses             28,006          29,352         55,311           57,991
                        ------          ------         ------           ------
Income from operations   7,684           6,308         11,506            9,224

Interest Income          1,145           1,031          2,203            2,190
Interest Expense         2,228           2,586          4,511            5,007
Other Income/(Loss), net  (616)            684         (1,249)             873
                        ------          ------         ------            -----

  Income Before
   Income Taxes          5,985           5,437          7,949            7,280

Income Taxes             1,825           1,767          2,424            2,366
Minority Interest          (14)             22             13               51
                        ------          ------         ------            -----
Net Earnings            $4,146          $3,692         $5,538           $4,965
                        ======          ======         ======           ======

Net Earnings Per Share
   Basic                $  .14          $  .11         $  .18           $  .15
                        ======          ======         ======           ======

   Diluted              $  .14          $  .11         $  .18           $  .14
                        ======          ======         ======           ======



     See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (Unaudited)

                         Six Months(26 Weeks) Ended June 27,1999
                   --------------------------------------------------
                                                 Foreign
                                                 Currency
                             Addit-              Translation
                    Common   ional     Retained  Adjust-    Treasury
                    Stock    Capital   Earnings  ment       Stock       Total
                    ------   -------   --------  --------   ---------   -----
                                             (Thousands)
Balance,
December 27, 1998   $ 3,647  $233,180  $104,558  $(15,039)  $(64,410)  $261,936

Net Earnings              -         -     5,538         -          -      5,538
Exercise of Stock
 Options                  2       143         -         -          -        145
Foreign Currency
 Translation
 Adjustment               -         -         -   (14,727)         -    (14,727)
                     ------   -------   -------   -------    -------    -------
Balance
June 27,1999        $ 3,649  $233,323  $110,096  $(29,766)  $(64,410)  $252,892
                     ======   =======   =======   =======    =======    =======

See accompanying notes to Consolidated Financial Statements.

                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)

                                    Quarter                   Six Months
                                (13 Weeks) Ended           (26 Weeks) Ended
                             ----------------------    ----------------------
                             June 27,      June 28,      June 27,     June 28,
                              1999          1998          1999         1998
                             --------      --------      -------      -------
                                                    (Thousands)
Net Earnings                 $ 4,146       $ 3,692      $  5,538       $4,965

Foreign Currency Translation
    Adjustment, net of tax    (2,850)       (4,995)      (14,727)      (4,547)
                              -------       -------      --------      -------
Comprehensive Income/(Loss)  $ 1,296       $(1,303)     $ (9,189)     $   418
                              =======       =======      ========      =======


       See accompanying notes to Consolidated Financial Statements.

                          CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                              Six Months(26 Weeks) Ended
                                              --------------------------
                                                   June 27,      June 28,
                                                    1999          1998
                                                  --------      --------
                                                       (Thousands)


 Cash inflow (outflow) from operating activities:
  Net earnings                                    $  5,538     $  4,965
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Net book value of rented equipment sold            1,429          896
  Revenue Equipment placed under Operating Lease    (4,676)      (2,395)
  Long-term customer contracts                       4,030       (9,188)
  Depreciation and amortization                     12,552       13,112
  Provision for losses on accounts receivable         (347)         978
  (Increase) decrease in current assets:
       Accounts receivable                          12,887       11,880
       Inventories                                   8,706       (7,695)
       Other current assets                         (2,428)       2,495
  Increase (decrease) in current liabilities:
       Accounts payable                              3,032        4,480
       Accrued compensation and related taxes          461         (267)
       Income taxes                                   (255)      (3,950)
       Unearned revenues                             3,754          852
       Other current liabilities                     1,242       (9,104)
                                                   -------      -------
       Net cash provided by
          operating activities                      45,925        7,059
                                                   -------      -------
  Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (3,840)      (8,079)
  Acquisition, net of cash acquired                      -      (25,981)
  Other investing activities                        (1,269)      (1,271)
                                                   -------      -------
       Net cash used by investing activities        (5,109)     (35,331)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          143          968
  Proceeds from debt                                     -       19,541
  Payment of debt                                   (4,821)        (837)
                                                   -------      -------
       Net cash provided (used) by
       financing activities                         (4,678)      19,672
                                                   -------      -------
Effect of foreign currency rate                     (1,108)         215
  fluctuations on cash and cash equivalents        -------      -------
Net increase (decrease) in cash and cash
   equivalents                                      35,030       (8,385)
   Cash and cash equivalents:
   Beginning of period                              35,934       64,138
                                                   -------      -------
   End of period                                  $ 70,964     $ 55,753
                                                   =======      =======
See accompanying notes to Consolidated Financial Statements.
                                  -6-

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

The consolidated financial statements include all adjustments, necessary to present fairly the Company's financial position at June 27, 1999 and December 27, 1998 and its results of operations and changes in cash flows for the twenty-six week periods ended June 27, 1999 and June 28, 1998.

Certain reclassifications have been made to the 1998 financial statements and related footnotes to conform to the 1999 presentation.

2.  INVENTORIES
                                   June 27,       December 27,
                                    1999              1998
                                   --------       ------------
                                          (Thousands)


           Raw materials           $ 8,760           $6,661
           Work in process           1,638            1,821
           Finished goods           56,120           70,143
                                   -------          -------
                                   $66,518          $78,625
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

                         CHECKPOINT SYSTEMS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                   Quarter                  Six Months
                               (13 weeks) Ended          (26 weeks) Ended
                             ----------------------    -------------------
                             June 27,     June 28,     June 27,     June 28,
                              1999         1998         1999         1998
                             --------     --------     --------    --------
                                 (In thousands, except per share amounts)

BASIC EARNINGS PER SHARE:

Net Income                   $  4,146     $  3,692     $  5,538     $ 4,965
                             ========     ========     ========     =======
Average Common Stock
Outstanding                    30,132       33,249       30,129      33,221
Basic Earnings Per Share     $    .14     $    .11     $    .18     $   .15
                             ========     ========     ========    ========
DILUTED EARNINGS PER SHARE:
Net Income Available for
  Common Stock Dilutive
  Securities(1)              $  4,146     $  3,692     $  5,538     $ 4,965
                             ========     ========     ========    ========

Average Common Stock
  Outstanding                  30,132       33,249       30,129      33,221

Additional Common Shares
  Resulting from Stock
  Options                         372        1,127          418       1,266
                              --------     --------     --------   --------

Average Common Stock and
  Dilutive Stock
  Outstanding(1)               30,504       34,376       30,547      34,487
                             ========     ========     ========    ========

Dilutive Earnings Per Share   $    .14     $    .11      $   .18   $    .14
                              ========     ========     ========   ========

 (1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 27, 1999, and June 28, 1998 were as follows:

                                    Quarter                 Six Months
                               (13 weeks) Ended          (26 weeks) Ended
                             ----------------------    ---------------------
                             June 27,     June 28,     June 27,     June 28,
                              1999         1998         1999         1998
                             --------     --------     --------     --------
                                               (In thousands)
Interest                     $ 3,767      $ 3,791      $ 4,643      $ 4,722
Income Taxes                 $   550      $ 1,388      $   879      $ 4,045

                           CHECKPOINT SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)


7. BUSINESS SEGMENTS

Effective December 27, 1998 the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below:

                                    Quarter                  Six Months
                                 (13 weeks) Ended          (26 weeks) Ended
                               ---------------------     ---------------------
                               June 27,     June 28,     June 27,     June 28,
                                1999         1998         1999         1998
                               --------     --------     --------    ---------
                                                (In thousands)

Business segment net revenue:
   Electronic Article
    Surveillance(1)            $ 72,186     $ 72,896     $140,007    $136,730
    Domestic CCTV, Fire,
     Burglary                    11,620       14,730       22,509      27,521
     Access Control               3,499        2,952        6,543       6,184
                               --------     --------     --------    --------
Total                          $ 87,305     $ 90,578     $169,059    $170,435
                               ========     ========     ========    ========
Business segment operating
   income (loss):
   Electronic Article
    Surveillance(1)            $  6,578     $  4,638     $  9,732     $ 6,901
   Domestic CCTV, Fire,
    Burglary                        875        1,671        1,274       2,192
    Access Control                  887          602        1,658       1,289
    RFID - Development             (656)        (603)      (1,158)     (1,158)
                               --------     --------     --------    --------
Total                          $  7,684     $  6,308     $ 11,506     $ 9,224
                               ========     ========     ========    ========

(1) Electronic Article Surveillance (EAS) segment numbers include the Company's manufacturing and corporate activity. Additionally, included in the EAS amounts are (i) the Company's foreign CCTV, Fire and Burglary which represents approximately 5.1% and 3.4%, and 4.8% and 3.8% of the Company's total consolidated revenue for the thirteen week and twenty-six week periods ended June 27, 1999 and June 28, 1998, respectively and (ii) the Company's initial RFID sales activity which approximated $0.1 million for the six months ended June 27, 1999.

8. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this standard to have a material effect on the Company's consolidated financial statements.
                                -9-

Item 2.                  CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information, for example, about possible future results of operations, the impact of Year 2000 compliance issues, and risks associated with international operations. While the Company believes that these statements are reasonable as of the date made, investors should not place undue reliance on forward-looking statements since they involve risks and uncertainties that could cause actual results to differ materially from any anticipated future results encompassed within the forward-looking statements. Factors that might cause results to differ significantly from those expressed in the forward-looking statements include, but are not limited to: technological changes which may impact both existing and new products; conditions in international markets which may result in higher costs or adverse currency exchange rate fluctuations; Year 2000 compliance which is dependent on the technical skills and expertise of Company employees, and third party vendors including materials and product suppliers, banks, and utility providers; and general economic and business conditions which may be less favorable than anticipated.

RESULTS OF OPERATIONS
---------------------
Second Quarter 1999 Compared to Second Quarter 1998
---------------------------------------------------
     Overview

During the second quarter of 1999, revenues decreased by approximately $3.3 million (or 3.6%) when compared to the second quarter of 1998. Cost of revenues, as a percentage of sales decreased by 1.5% (from 60.6% to 59.1%). Selling, general and administrative ("SG&A") expenses decreased $1.3 million and decreased as a percentage of revenues by 0.3% (from 32.4% to 32.1%). Income from operations increased $1.4 million (from $6.3 million to $7.7 million). Net earnings for the second quarter of 1999 increased $0.4 million (from $3.7 million to $4.1 million). Diluted Earnings per share were $.14 for the second quarter of 1999 versus $.11 achieved in the second quarter of 1998.

     Net Revenues

Net revenues for the second quarter of 1999 decreased $3.3 million (or 3.6%) when compared to the second quarter of 1998 (from $90.6 million to $87.3 million). Electronic Article Surveillance (EAS) revenues decreased
$0.7 million or 1% (from $72.9 million to $72.2 million). This decrease in EAS revenues was primarily a result of reduced sales in the North American market partially offset by an increase in EAS revenues in the Company's International markets. Sales of the Company's Domestic CCTV/Fire and Burglar products decreased $3.1 million or 21.1% (from $14.7 million to $11.6 million) when compared to the second quarter of 1998. The Company's Access Control product line had a sales increase of 16.7% (from $3.0 million to $3.5 million) compared to the prior year's second quarter.

     Cost of Revenues

Cost of revenues decreased $3.3 million (or 6.0%) when compared to the second quarter of 1998 (from $54.9 million to $51.6 million). As a percentage of net revenues, cost of revenues decreased 1.5% (from 60.6% to 59.1%). The decrease in the Company's cost of sales (as a percentage of revenue) is primarily attributable to: (i) the effects of the recent cost reductions implemented within the Company's manufacturing operations and (ii) a reduction in field service costs which are included in cost of revenues.
                               -10-

                        CHECKPOINT SYSTEMS,INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


      Selling, General and Administrative Expenses

SG&A expenses decreased $1.3 million (or 4.4%) when compared to the second quarter of 1998 (from $29.3 million to $28.0 million). As a percentage of net revenues, SG&A expenses decreased by 0.3% (from 32.4% to 32.1%). The lower expenses (in dollars) were directly attributable to the domestic cost reduction program implemented in the third quarter of 1998 which resulted in headcount reductions in marketing and customer service as well as cost reductions in general and administrative expenses. These savings were partially offset by an increase in information technology expenses.

      Interest Expense and Interest Income

Interest expense for the second quarter of 1999 decreased by $0.4 million from the comparable quarter in 1998 (from $2.6 million to $2.2 million). Interest income for the second quarter of 1999 increased by $0.1 million from the comparable quarter in 1998 (from $1.0 million to $1.1 million).

      Other Income/(Loss), net

Other income/(loss), net for the second quarter of 1999 represented a foreign exchange loss of $0.6 million. Other income/(loss), net for the second quarter of 1998 included income of $1.3 million representing the proceeds from the final settlement of an insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France; offset by a net foreign exchange loss of $0.6 million.


     Income Taxes

The effective tax rate for the second quarter of 1999 was 30.5%. The effective tax rate during the second quarter of 1998 was 32.5%. The lower tax rate resulted from the reduction of foreign losses for which no tax benefit was recorded.

     Net Earnings

Net earnings for the current quarter were $4.1 million or $.14 per diluted share versus $3.7 million or $.11 per diluted share for the prior year's second quarter.

     Exposure to International Operations

Approximately 95% of the Company's international sales during the second quarter of 1999 were made in local currencies. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its results of operations.

                         CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

First Half 1999 Compared to First Half 1998
-------------------------------------------
     Overview

During the first half of 1999, revenues decreased by approximately $1.4 million (or 0.8%) when compared to the first half of 1998. Cost of revenues, as a percentage of sales, decreased by 0.1% (from 60.6% to 60.5%) when compared to last year's first half. Selling, general and administrative ("SG&A") expenses decreased $2.7 million and decreased as a percentage of revenues by 1.3% (from 34.0% to 32.7%). Income from operations increased $2.3 million (from $9.2 million to $11.5 million). Net earnings for the first half of 1999 increased $0.5 million (from $5.0 million to $5.5 million). Diluted earnings per share were $.18 for the first half of 1999 versus $.14 achieved in the first half of 1998.

     Net Revenues

Net revenues for the first half of 1999 decreased $1.4 million (or 0.8%) when compared to the first half of 1998 (from $170.4 million to $169.0 million). EAS revenues increased $3.3 million or 2.4% (from $136.7 million to $140.0 million). The increase in EAS revenues was a result of increased EAS sales in the international markets partially offset by a reduction in sales within the Company's North American markets. Sales of the Company's domestic CCTV/Fire and Burglar products decreased $5.0 million or 18.2% (from $27.5 million to $22.5 million) when compared to the first half of 1998. The Company's Access Control product line had a sales increase of 5.0% (from $6.2 million to $6.5 million) when compared to the first half of 1998.

     Cost of Revenues

Cost of revenues decreased approximately $1.0 million (or 1.0%) when compared to the first half of 1998 (from $103.2 million to $102.2 million). As a percentage of net revenues, cost of revenues decreased 0.1% (from 60.6% to 60.5%).

                            CHECKPOINT SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


      Selling, General and Administrative Expenses

SG&A expenses decreased $2.7 million (or 4.7%) compared to the first half of 1998 (from $58.0 million to $55.3 million). As a percentage of net revenues, SG&A expenses decreased by 1.3% (from 34.0% to 32.7%). The lower expenses (in dollars) are directly attributable to (i) the domestic cost reduction program implemented in the third quarter of 1998 which resulted in headcount reductions in marketing and customer service as well as cost reductions in general and administrative expenses; and (ii) the savings associated with the restructuring of the Company's foreign subsidiaries which began in the first quarter of 1998 and resulted in headcount reductions in sales, marketing and customer service. These savings were partially offset by an increase in information technology expenses.

      Interest Expense and Interest Income

Interest expense for the first half of 1999 decreased $0.5 million when compared to the first half of 1998 (from $5.0 million to $4.5 million). Interest income for the first six months of 1999 remained constant with the first six months of 1998 at $2.2 million.

      Other Income/(Loss), net

Other income/(loss), net for the first half of 1999 represented a net foreign exchange loss of $1.2 million. Other income/(loss), net of $0.8 million for the first half of 1999 included income of $1.3 million representing the proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France, offset by a net foreign exchange loss of $0.5 million.

      Income Taxes

The effective tax rate for the first half of 1999 was 30.5%. The effective tax rate during the first half of 1998 was 32.5%. The lower tax rate resulted from the reduction of foreign losses for which no tax benefit was recorded.

      Net Earnings

Net earnings for the six months ended June 27, 1999 were $5.5 million or $0.18 per diluted share versus $5.0 million or $.14 per diluted share for the prior year's first half.

                   CHECKPOINT SYSTEMS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

     Exposure to International Operations

Approximately 95% of the Company's international sales during the first half of 1999 were made in local currencies. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities during the first six months of 1999 generated approximately $45.9 million in cash flow compared to approximately $7.1 million generated during the first six months of 1998. This change from the prior year was primarily the result of a decreased investment in working capital and long-term customer contracts.

The Company's Comprehensive Tag ProgramTM (Comp Tag) is a financial marketing/sales program designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. This program is offered to large potential customers in strategic vertical markets who are considering chain-wide EAS installations. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF tags, installation and interest.

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

The Company has an existing $100 million multi-currency long term unsecured revolving credit facility. At June 27, 1999, 2.31 billion Japanese Yen (approximately $19.0 million) was outstanding under this credit agreement.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

Capital Expenditures

The Company's capital expenditures during the first six months of 1999 totaled $3.8 million compared to $8.1 million during the first six months of 1998.
The higher expenditures during the first six months of 1998, were a direct result of the costs associated with the 1998 completion of the plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico. The Company anticipates its capital expenditures to approximate $8.0 million in 1999.

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

As of June 27, 1999, the Company had currency exchange forward contracts totaling approximately $36.9 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, and Australian operations. The Company's operations in Japan, Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at June 27, 1999.

During the second quarter of 1999, the Company entered into a foreign exchange option contract for the conversion of 6.0 million Euros into USD with an expiration date of May 2000.

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

The Company has completed its assessment of year 2000 readiness. The Company's primary applications software has been procured through third party vendors, and the Company is continuing its ongoing process to address potential year 2000 deficiencies through updates provided by the vendors.
As of June 27, 1999, the Company estimates that the remediation phase is 85% completed for most of its primary applications. The Company expects the remainder of the remediation phase to be completed for its primary applications prior to the end of the third quarter. The Company's non-mission critical information systems and applications software have been evaluated and remediation efforts are currently underway for those non-mission critical systems which are not year 2000 ready.

As a result of an evaluation of the Company's product lines for year 2000 readiness, the Company has determined that its primary products, comprised of EAS products, are not date dependant and therefore, will not require modifications. The Company's current Access Control products, which are date dependant, are determined to be year 2000 ready. Certain of the Company's Access Control Products, which are no longer offered for sale, were determined as not being year 2000 ready. The Company has offered, through it's website at http://www.checkpointacpg.com/y2kinfo.htm, an upgrade path for such non-compliant products. The Company's CCTV and Fire and Burglar alarm products are generally purchased from outside vendors and the Company is working with such vendors to determine readiness. The Company has assessed the internal year 2000 readiness of its Central Station monitoring service, which has been determined to be year 2000 ready. However, such systems might be affected by third party products and/or services upon which the Company's Central Station fire and burglar monitoring systems rely. The Company is currently obtaining year 2000 readiness certifications from these third party vendors.

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

The Company also recognizes the potential for year 2000 issues in external areas such as telephone and communication systems, utilities, banks and alarm systems and has contacted all mission critical business partners to obtain year 2000 readiness certifications.

Costs

Currently, management estimates the cost to test and remedy the Company's information systems to be approximately $3.0 million. This estimate includes the acceleration of hardware and software purchases of approximately $1.6 million and other expenses consisting primarily of outside year 2000 consulting services of $1.4 million. However, there can be no assurance that the costs will not exceed this level. Through June 27, 1999, the Company has incurred $1.0 million in capitalized hardware and software purchases and $.6 million in year 2000 consulting services. The Company is currently determining the potential cost associated with the Company's product offerings and supply chain readiness. The Company does not expect these costs to be material.

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

                       CHECKPOINT SYSTEMS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. In conjunction with the remediation process, contingency plans have been completed for certain critical areas while other areas are in various stages of development. These contingency plans include, but are not limited to, manufacturing, finance, supply chain and customer service. The various contingency plans in place, or under development, would be utilized in the event that operations are adversely affected by the year 2000 problem.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)     The Registrant's Annual Meeting of Shareholders was held on
            May 5, 1999.

    (b)     The following Class II directors were elected at the meeting:
            David W. Clark, Jr. and Elisa Margaona. Voting results for the election of director nominees were as follows:

             David W. Clark, Jr.                     Elisa Margaona
            ---------------------                ---------------------

            For        24,708,394                For        24,708,944
            Withheld      445,938                Withheld      445,388
                       ----------                           ----------
            Total      25,154,332                Total      25,154,332
                       ==========                           ==========

The names of the other directors continuing in office after the meeting are:
Roger D. Blackwell, Richard J. Censits, Kevin P. Dowd, Alan R. Hirsig, William
P. Lyons, Jr., Raymond R. Martino and Albert E. Wolf.


Item 5.  OTHER INFORMATION

On August 11, 1999, the Company announced that it is launching a cash tender offer to acquire all of the outstanding shares of Meto AG, a worldwide provider of value-added labeling solutions. Headquartered in Heppenheim, Germany, Meto's stock is traded on the Stockholm Stock Exchange.

The transaction is valued at approximately $300 million, which includes the assumption of all, approximately $35 million, of Meto's net debt.

The Company will utilize cash reserves and proceeds from credit facilities to be provided by First Union Capital Markets to complete the transaction.

The completion of the offer is conditioned upon the tender of at least 95% of Meto's outstanding shares, U.S. and European regulatory approvals and other customary conditions. Refer to Exhibit 99, attached.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Number     Description
        ------     -----------

          27       Financial Data Schedule (Electronic filings only)

          99 Press release dated August 11, 1999, announcing the Registrant's launching of a cash tender offer to acquire all of the outstanding shares of Meto AG, headquartered in Heppenheim, Germany.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed during the second quarter of 1999.
                                   -20-

                                SIGNATURES
                                ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                              August 11, 1999
Senior Vice President - Finance,
Chief Financial Officer and Treasurer


/s/ W. Craig Burns
------------------------                             August 11, 1999
Vice President, Corporate Controller
and Chief Accounting Officer

                           EXHIBIT INDEX
                           -------------

EXHIBIT NO.       DESCRIPTION OF EXHIBITS
-----------       -----------------------

   27             Financial Data Schedule

   99 Press release dated August 11, 1999, announcing the Registrant's launching of a cash tender offer to acquire all of the outstanding shares of Meto AG, headquartered in Heppenheim, Germany.