Form 10-Q
period 1999-09-26
CHECKPOINT SYSTEMS INC
filed 1999-11-10
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


               For the quarter ended September 26, 1999
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

As of November 2, 1999, there were 30,163,384 shares of the Common Stock outstanding.

                         CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                                      Page No.
                                                                      --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets . . . . . . . . . . . . . .     3

              Consolidated Statements of Operations . . . . . . . . .     4

              Consolidated Statement of Shareholders' Equity. . . . .     5

              Consolidated Statements of Comprehensive Income . . . .     5

              Consolidated Statements of Cash Flows . . . . . . . . .     6

              Notes to Consolidated Financial Statements. . . . . . .   7-9

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . 10-18


Part II. OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .    19

              SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .    19

                     CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED BALANCE SHEETS
                                                Sept. 26,      Dec. 27,
                                                  1999          1998
                                                ---------     --------
                ASSETS                          (Unaudited)
                ------                               (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                     $ 83,707      $ 35,934
  Accounts receivable, net of allowances
    of $5,679,000 and $5,556,000                 122,924       135,078
  Inventories, net                                65,072        78,625
  Other current assets                            11,958        10,748
  Deferred income taxes                            5,023         4,464
                                                 -------       -------
     Total current assets                        288,684       264,849
REVENUE EQUIPMENT ON OPERATING LEASE, net         21,957        24,188
PROPERTY, PLANT AND EQUIPMENT, net                85,255        85,762
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, NET                     69,913        72,388
INTANGIBLES, NET                                   9,886        10,917
OTHER ASSETS                                      41,111        49,559
                                                 -------       -------
TOTAL ASSETS                                    $516,806      $507,663
                                                 =======       =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
   Short-term borrowings and current portion
      of long-term debt                          $13,444      $ 10,453
   Accounts payable                               22,343        17,346
   Accrued compensation and related taxes          8,529         8,295
   Income taxes                                   13,956        11,784
   Unearned revenues                              15,406        11,288
   Other current liabilities                      19,341        19,422
                                                 -------       -------
    Total current liabilities                     93,019        78,588
LONG-TERM DEBT, LESS CURRENT MATURITIES           40,298        45,976
 CONVERTIBLE SUBORDINATED DEBENTURES             120,000       120,000
 DEFERRED INCOME TAXES                               811           712
 MINORITY INTEREST                                   462           451
 COMMITMENTS AND CONTINGENCIES                         -             -
 SHAREHOLDERS' EQUITY
    Preferred Stock, no par value, authorized
     500,000 shares, none issued                       -             -
   Common Stock, par value $.10 per share,
     authorized 100,000,000 shares, issued
     36,522,584 and 36,471,584                     3,652         3,647
   Additional capital                            233,618       233,180
   Retained earnings                             116,337       104,558
   Common stock in treasury, at cost,
   6,359,200 shares                              (64,410)      (64,410)
   Accumulated other comprehensive loss          (26,981)      (15,039)
                                                  ------       -------
 TOTAL SHAREHOLDERS' EQUITY                      262,216       261,936
                                                 -------       -------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $516,806      $507,663
                                                 =======       =======
              See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                       Quarter (13 Weeks) Ended   Nine Months (39 Weeks) Ended
                       ------------------------   ---------------------------
                       Sept. 26,      Sept. 27,    Sept. 26,       Sept. 27,
                         1999          1998          1999            1998
                       --------      --------      --------        --------
                                    (Thousands, except per share data)

Net Revenues           $90,742       $94,042       $259,801        $264,477
Cost of Revenues        53,704        54,602        155,946         157,822
                        ------        ------        -------         -------

   Gross Profit         37,038        39,440        103,855         106,655

Selling, General
   and Administrative
   Expenses             27,114        28,582         82,425          86,573
                        ------        ------         ------          ------

Income from operations   9,924        10,858         21,430          20,082

Interest Income          1,455         1,329          3,658           3,519
Interest Expense         2,229         2,179          6,740           7,186
Other Income/
   (expense) net          (135)           (7)        (1,384)            866
                        ------         ------        ------          ------

Income Before
  Income Taxes           9,015        10,001         16,964          17,281
Income Taxes             2,750         3,250          5,174           5,616
Minority Interest          (24)          (31)           (11)             20
                        ------        ------         ------          ------

Net Earnings            $6,241        $6,720        $11,779         $11,685
                        ======        ======         ======          ======

Net Earnings Per Share
  Basic                 $  .21       $   .21         $  .39         $   .36
                        ======        ======         ======          ======
  Diluted               $  .20       $   .20         $  .39         $   .35
                        ======        ======         ======          ======

     See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Unaudited)


                           Nine Months(39 Weeks) Ended September 26,1999
                      --------------------------------------------------
                                                  Accum.
                                                  Other
                               Addi-              Compre-
                     Common   tional    Retained  hensive   Treasury
                     Stock    Capital   Earnings  Loss*     Stock       Total
                     -------  --------  --------  --------  --------    -----
                                         (Thousands)
Balance,
 December 27,
  1998             $ 3,647  $233,180  $104,558  $(15,039) $(64,410)  $261,936

Net Earnings             -         -    11,779         -         -     11,779
Exercise of Stock
 Options                 5       438         -         -         -        443
Foreign Currency
 Translation
 Adjustment              -         -         -   (11,942)        -    (11,942)
                    ------  --------  --------  --------   --------  --------
Balance at
Sept. 26, 1999     $ 3,652  $233,618  $116,337  $(26,981) $(64,410)  $262,216
                   =======  ========  ========  =========  ========  ========
* Consists of foreign currency translation adjustments.

See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)

                          Nine Months(39 Weeks) Ended September 26,1999
                          ---------------------------------------------
                                           (Thousands)

                       Quarter (13 Weeks) Ended   Nine Months (39 Weeks) Ended
                       ------------------------   ---------------------------
                         Sept. 26,    Sept. 27,      Sept. 26,     Sept. 27,
                           1999         1998           1999          1998
                         ---------    ---------      ---------     ---------


Net Earnings              $ 6,241      $ 6,720        $11,779       $11,685

Foreign Currency
 Translation
 Adjustments, net of tax    2,785        4,854        (11,942)          307
                          -------      -------        -------       -------
Comprehensive
 Income/(Loss)            $ 9,026      $11,574        $  (163)      $11,992
                          =======      =======        =======       =======


       See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                Nine Months(39 Weeks) Ended
                                                ---------------------------
                                                  Sept. 26,     Sept. 27,
                                                    1999          1998
                                                 ---------      --------
                                                       (Thousands)
  Net earnings                                    $ 11,779     $ 11,685
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
  Net book value of rented equipment sold            2,251          983
  Revenue Equipment placed under Operating Lease    (7,612)      (6,027)
  Long-term customer contracts                       7,347       (5,224)
  Depreciation and amortization                     19,048       19,393
  Provision for losses on accounts receivable        1,214        1,511
 (Increase) decrease in current assets:
       Accounts receivable                           6,857       (1,169)
       Inventories                                  10,950       (3,785)
       Other current assets                         (1,706)       2,267
  Increase (decrease) in current liabilities:
       Accounts payable                              5,488        2,744
       Accrued compensation and related taxes          588          940
       Income taxes                                  2,181       (2,052)
       Unearned revenues                             4,381        1,211
       Other current liabilities                        76       (8,324)
                                                   -------      -------
       Net cash provided by
          operating activities                      62,842       14,153
                                                   -------      -------
 Cash inflow (outflow) from investing activities:
  Acquisition of property, plant and equipment      (5,920)      (9,651)
  Acquisition, net of cash acquired                      -      (27,584)
  Other investing activities                        (1,816)         287
                                                   -------      -------
       Net cash used by investing activities        (7,736)     (36,948)
                                                   -------      -------
 Cash inflow (outflow) from financing activities:
  Proceeds from stock options                          442        1,019
  Proceeds from debt                                     -       19,541
  Payment of debt                                   (6,434)      (1,854)
  Purchase of treasury stock                             -      (19,185)
                                                   -------      -------
       Net cash used by
       financing activities                         (5,992)        (479)
                                                   -------      -------
Effect of foreign currency rate
   fluctuations on cash and cash equivalents        (1,341)        (726)
                                                   -------      -------
Net increase/(decrease) in cash and cash
   equivalents                                      47,773      (24,000)
   Cash and cash equivalents:
   Beginning of period                              35,934       64,138
                                                   -------      -------
   End of period                                  $ 83,707     $ 40,138
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

The consolidated financial statements include all adjustments, necessary to present fairly the Company's financial position at September 26, 1999 and December 27, 1998 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 26, 1999 and September 27, 1998.

2. INVENTORIES
                                  September 26,   December 27,
                                       1999           1998
                                  ------------    ------------
                                          (Thousands)
           Raw materials           $ 7,283          $ 6,661
           Work in process           1,185            1,821
           Finished goods           56,604           70,143
                                   -------          -------
                                   $65,072          $78,625
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

                         CHECKPOINT SYSTEMS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                       Quarter                 Nine Months
                                   (13 weeks) Ended         (39 weeks) Ended
                                  --------------------   --------------------
                                  Sept. 26,   Sept. 27,  Sept. 26,   Sept. 27,
                                    1999        1998       1999        1998
                                  --------    --------   --------    --------
                                      (In thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Net Income                        $  6,241    $  6,720   $ 11,779    $ 11,685
                                  ========    ========   ========    ========
Average Common Stock Outstanding    30,162      32,031     30,140      32,825
Basic Earnings Per Share          $    .21    $    .21   $    .39    $    .36
                                  ========    ========   ========    ========
DILUTED EARNINGS PER SHARE:
Net Income Available for Common
  Stock Dilutive Securities(1)    $  7,336    $  7,783   $ 11,779    $ 11,685
                                  ========    ========   ========    ========

Average Common Stock Outstanding 30,162 32,031 30,140 32,825 Additional Common Shares
  Resulting from Stock Options         380         482        405       1,077
  Resulting from Convertible
   Debenture                         6,528       6,528         -            -
                                  --------    --------   --------     -------
Average Common Stock and
  Dilutive Stock Outstanding(1)     37,070      39,041     30,545      33,902
                                  ========    ========    =======     =======

Dilutive Earnings Per Share       $    .20    $    .20    $   .39     $   .35
                                  ========    ========    =======     =======

(1) Includes the dilutive effect of the assumed conversion of the subordinated debentures for the three months ended September 26, 1999 and September 27, 1998. Conversion of the subordinated debentures is not included for the other periods as the conversion price is anti-dilutive.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended Sept. 26, 1999, and Sept. 27, 1998 was as follows:

                                     Quarter                 Nine Months
                                 (13 weeks) Ended         (39 weeks) Ended
                              ---------------------     ---------------------
                              Sept. 26,   Sept. 27,     Sept, 26,   Sept. 27,
                                1999       1998           1999        1998
                              --------    --------      --------    --------
                                              (In thousands)
Interest                      $   677     $   967       $ 5,320     $ 5,689
Income Taxes                  $   237     $ 2,010       $ 1,116     $ 6,055

                           CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


7. BUSINESS SEGMENTS

Effective December 27, 1998 the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires the Company to disclose selected segment information on an interim basis; this information is set forth below:

                                      Quarter                  Nine Months
                                   (13 weeks) Ended          (39 weeks) Ended
                                 ---------------------     ---------------------
                                 Sept 26,    Sept 27,     Sept 26,     Sept 27,
                                 1999        1998         1999         1998
                                 --------    --------     --------     --------
                                               (In thousands)
Business segment net revenue:
   Electronic Article
    Surveillance(1)              $ 73,816    $ 77,843     $213,823     $214,573
   Domestic CCTV, Fire, Burglary   13,222      13,589       35,731       41,110
   Access Control                   3,704       2,610       10,247        8,794
                                  -------     -------      -------      -------
Total                            $ 90,742    $ 94,042     $259,801     $264,477
                                 ========    ========     ========     ========
Business segment operating
   income (loss):
   Electronic Article
    Surveillance(1)              $  7,686    $  9,622     $ 17,418     $ 16,523
   Domestic CCTV, Fire, Burglary    1,616       1,410        2,890        3,602
   Access Control                   1,134         409        2,792        1,698
   RFID - Development                (512)       (583)      (1,670)      (1,741)
                                  -------     -------      -------      -------
Total                            $  9,924    $ 10,858     $ 21,430     $ 20,082
                                 ========    ========     ========     ========

(1) Electronic Article Surveillance (EAS) segment numbers include the Company's manufacturing and corporate activity. Additionally, included in the EAS amounts are (i) the Company's foreign CCTV, Fire and Burglary which represents approximately 4.9% and 4.3%, and 4.9% and 4.0% of the Company's total consolidated revenue for the thirteen week and thirty-nine week periods ended Sept. 26, 1999 and Sept. 27, 1998, respectively and
      (ii) the Company's initial RFID sales activity which approximated $0.4 million for the nine months ended Sept. 26, 1999.

8. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Although the Company has not fully completed its evaluation of the impact of this new standard, the Company does not anticipate that the adoption of this standard will have a material effect on the Company's consolidated financial statements.

Item 2.
                            CHECKPOINT SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements

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

RESULTS OF OPERATIONS
---------------------

Third Quarter 1999 Compared to Third Quarter 1998
-------------------------------------------------

     Overview

During the third quarter of 1999, revenues decreased by approximately
$3.3 million (or 3.5%) from those in the third quarter of 1998. Cost of revenues, as a percentage of sales increased by 1.1% (from 58.1% to 59.2%) when compared to last year's third quarter. Selling, general and administrative ("SG&A") expenses decreased $1.5 million when compared to last year's third quarter, and decreased as a percentage of revenues by 0.5%(from 30.4% to 29.9%). Income from operations decreased $0.9 million (from $10.8 million to $9.9 million). Net earnings for the third quarter of 1999 decreased $0.5 million (from $6.7 million to $6.2 million). Diluted earnings per share were $.20 for the third quarter of 1999 which is comparable to the third quarter of 1998.

     Net Revenues

Net revenues for the third quarter of 1999 decreased $3.3 million (or 3.5%) from those in the third quarter of 1998 (from $94.0 million to $90.7 million). Electronic Article Surveillance (EAS) revenues decreased $4.0 million or 5% (from $77.8 million to 73.8 million). This decrease in EAS revenues was primarily a result of reduced sales in the North American market partially offset by an increase in EAS revenues in the Company's International markets. Sales of the Company's Domestic CCTV/Fire and Burglar products decreased $0.4 million or 2.9% (from $13.6 million to $13.2 million) when compared to the third quarter of 1998. The Company's Access Control product line had a sales increase of 42.0% (from $2.6 million to $3.7 million) compared to the prior year's third quarter.

                        CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)



      Cost of Revenues

Cost of revenues decreased $0.9 million (or 1.6%) over the third quarter of 1998 (from $54.6 million to $53.7 million). As a percentage of net revenues, cost of revenues increased from 58.1% to 59.2%. The increase is primarily attributable to the product mix within the EAS segment. During the third quarter of 1999, the company sold a higher percentage of its lower margin EAS product when compared to prior periods.

      Selling, General and Administrative Expenses

SG&A expenses decreased $1.5 million when compared to last year's third quarter. As a percentage of net revenues, SG&A expenses decreased by 0.5% (from 30.4% to 29.9%). The lower expenses (in dollars) are directly a result of the domestic cost reduction program implemented in the third quarter of 1998. These savings were partially offset by an increase in information technology expenses.

     Interest Expense and Interest Income

Interest expense of $2.2 million for the third quarter of 1999 was comparable to the third quarter in 1998. Interest income for the third quarter of 1999 increased by $0.2 million from the comparable quarter in 1998 (from $1.3 million to $1.5 million).

     Other Income, net

Other income, net, consisting entirely of net foreign exchange gains and losses, increased by $0.1 million when compared to the third quarter of 1998.

     Income Taxes

The effective tax rate for the third quarter of 1999 was 30.5%. The effective tax rate during the third quarter of 1998 was 32.5%. The lower tax rate resulted from the reduction of foreign losses for which no tax benefit was recorded.

     Net Earnings

Net earnings for the current quarter were $6.2 million or $.20 per diluted share versus $6.7 million or $.20 per diluted share for the prior year's third quarter.

     Exposure to International Operations

Approximately 94% of the Company's international sales during the third quarter of 1999 were made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

                    CHECKPOINT SYSTEMS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

First Nine Months of 1999 Compared to First Nine Months of 1998
---------------------------------------------------------------

     Overview

During the first nine months of 1999, revenues decreased by approximately
$4.7 million (or 1.8%) from those in the first nine months of 1998. Cost of revenues, as a percentage of sales, increased by 0.3% (from 59.7% to 60.0%) when compared to last year's first nine months. Selling, general and administrative ("SG&A") expenses decreased $4.1 million and decreased as a percentage of revenues by 1.0% (from 32.7% to 31.7%). Income from operations increased $1.3 million (from $20.1 million to $21.4 million). Net earnings for the first nine months of 1999 increased $0.1 million (from $11.7 million to $11.8 million). Diluted earnings per share were $0.39 for the first nine months of 1999 versus $0.35 achieved in the first nine months of 1998.

     Net Revenues

Net revenues for the first nine months of 1999 decreased $4.7 million (or 1.8%) when compared to the first nine months of 1998 (from $264.5 million to $259.8 million). EAS revenues decreased $0.8 million or 0.4% (from $214.6 million to $213.8 million). The decrease in EAS revenues was a result of decreased EAS sales in the North American markets partially offset by an increase in sales within the Company's international markets. Sales of the Company's domestic CCTV/Fire and Burglar products decreased $5.4 million or 13.1% (from $41.1 million to $35.7 million) when compared to the first nine months of 1998. The Company's Access Control product line had a sales increase of 16.0% (from $8.8 million to $10.2 million) when compared to the first nine months of 1998.

     Cost of Revenues

Cost of revenues decreased approximately $1.9 million (or 1.2%) from those in the first nine months of 1998 (from $157.8 million to $155.9 million). As a percentage of net revenues, cost of revenues increased 0.3% (from 59.7% to 60.0%).

                      CHECKPOINT SYSTEMS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General and Administrative Expenses

SG&A expenses decreased $4.2 million (or 4.8%) when compared to the first nine months of 1998 (from $86.6 million to $82.4 million). As a percentage of net revenues, SG&A expenses decreased from 32.7% to 31.7%. The lower expenses (in dollars) are directly attributable to (i) the domestic cost reduction program implemented in the third quarter of 1998 which resulted in headcount reductions in marketing and customer service as well as cost reductions in general and administrative expenses; and (ii) the savings associated with the restructuring of the Company's foreign subsidiaries which began in the first quarter of 1998 and resulted in headcount reductions in sales, marketing and customer service. These savings were partially offset by an increase in information technology expenses.

     Interest Expense and Interest Income

Interest expense for the first nine months of 1999 decreased $0.5 million when compared to the first nine months of 1998 (from $7.2 million to $6.7 million). Interest income for the first nine months of 1999 increased by $0.2 million from the comparable nine months in 1999 (from $3.5 million to $3.7 million).

     Other Income/(Loss), net

Other income/(loss), net for the first nine months of 1999 represented a net foreign exchange loss of $1.4 million. Other income/(loss), net of $0.9 million for the first nine months of 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France, offset by a net foreign exchange loss of $0.4 million.

     Income Taxes

The effective tax rate for the third quarter of 1999 was 30.5%. The effective tax rate during the third quarter of 1998 was 32.5%. The lower tax rate resulted from the reduction of foreign losses for which no tax benefit was recorded.

     Net Earnings

Net earnings for the first nine months were $11.8 million or $0.39 per diluted share versus $11.7 million or $.35 per diluted share for the prior year's first nine months.

                        CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


     Exposure to International Operations

Approximately 95.2% of the Company's international sales during the first nine months of 1999 were made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increased the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities during the first nine months of 1999 generated approximately $62.8 million in cash flow compared to approximately $14.2 million generated during the first nine months of 1998. This change from the prior year was primarily the result of a decreased investment in working capital and long-term customer contracts.

In August 1999, the Company launched a cash tender offer to acquire all of the outstanding shares of Meto AG (Meto), a worldwide provider of value-added labeling solutions, headquartered in Heppenheim, Germany. The total purchase price for the shares will be approximately $275 million.

The completion of the offer is conditioned upon the tender of at least 95% of Meto's outstanding shares, U.S. and European regulatory approvals and other customary conditions. As of October 20, 1999, the expiration date of the acceptance period for its cash tender offer to acquire all outstanding shares of Meto, the Company has received 98.3% acceptance for the outstanding shares. The offer has been extended until November 30, 1999, to allow time to receive clearance from the German competition authorities, which the Company anticipates receiving by the end of November. Of all the approvals required prior to closing, only Germany is outstanding.

To complete the transaction, the Company intends to utilize cash reserves and proceeds from credit facilities to be provided by First Union Capital Markets. The facilities, totaling $425 million, will consist of a $275 million six and one-half year term loan and a $150 million six and one-half year revolving credit facility. In addition to utilizing the facilities to purchase the outstanding shares of Meto AG, the Company intends to refinance approximately $45 million of it's existing debt and approximately $14.5 million of Meto debt. Subsequent to the completion of the acquisition, the refinancing of debt, and the payment of transaction fees, the Company will have in excess of $100 million available under the revolving credit facility.

                          CHECKPOINT SYSTEMS, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's Comprehensive Tag Program(TM) (Comp Tag) is a financial marketing/sales program designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. This program is offered to large potential customers in strategic vertical markets who are considering chain-wide EAS installations. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF tags, installation and interest.

Comp Tag agreements that meet all the necessary requirements for sales-type leasing as defined under SFAS No. 13, are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the accounting rules require operating lease treatment. The cash flow impact is independent of the accounting used for the Consolidated Statements of Operations. In the majority of cases, the Company is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the statement of cash flows under two captions: (i) long-term customer contracts for those meeting sales-type lease accounting; or (ii) revenue equipment placed under operating lease. Comp Tag contracts under the sales-type lease accounting method are included in Other Assets on the Consolidated Balance Sheet. Comp Tag contracts under the operating lease accounting method are included in Revenue Equipment on Operating Lease on the Consolidated Balance Sheet.

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

The Company has an existing $100 million multi-currency long term unsecured revolving credit facility. At September 26, 1999, 2.22 billion Japanese Yen (approximately $20.0 million) was outstanding under this credit agreement.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

Capital Expenditures

The Company's capital expenditures during the first nine months of 1999 totaled $5.9 million compared to $9.7 million during the first nine months of 1998. The higher expenditures during the first nine months of 1998, were a direct result of the costs associated with the 1998 completion of the plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico. The Company anticipates its capital expenditures to approximate $8.0 million in 1999.

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

As of September 26, 1999, the Company had currency exchange forward contracts totaling approximately $35.6 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian, and Australian operations. The Company's operations in Japan, Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at September 26, 1999.

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

The Company has completed its assessment of year 2000 readiness. The Company's primary applications software has been procured through third party vendors, and the Company has substantially completed its process of addressing potential year 2000 deficiencies through updates provided by the vendors. As of September 26, 1999, the Company estimates that the remediation phase is 95% completed for most of its primary applications. The Company expects the remainder of the remediation phase to be completed for its primary applications prior to the end of November 1999. The Company's non-mission critical information systems and applications software have been evaluated and remediation efforts are currently underway for those non-mission critical systems which are not year 2000 ready. Contingency plans have been developed for all systems in the event the remediation extends beyond November.

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

The Company has substantially completed its assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and is working with these third parties to identify and mitigate common risks. The Company also recognizes the potential for year 2000 issues in external areas such as telephone and communication systems, utilities, banks and alarm systems and has contacted all mission critical business partners to obtain year 2000 readiness certifications.

Costs

Currently, management estimates the cost to test and remedy the Company's information systems to be approximately $2.6 million. This estimate includes the acceleration of hardware and software purchases of approximately $1.5 million and other expenses consisting primarily of outside year 2000 consulting services of $1.1 million. However, there can be no assurance that the costs will not exceed this level. Through September 26, 1999, the Company has incurred $1.2 million in capitalized hardware and software purchases and $.9 million in year 2000 consulting services. The Company is currently determining the potential cost associated with the Company's product offerings and supply chain readiness. The Company does not expect these costs to be material.

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

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to meet successfully the year 2000 challenge. In conjunction with the remediation process, contingency plans have been completed for certain critical areas while other areas are in various stages of development. These contingency plans include, but are not limited to, manufacturing, finance, supply chain and customer service. The various contingency plans in place, or under development, would be utilized in the event that operations are adversely affected by the year 2000 problem.

Forward Looking Statement

The foregoing year 2000 discussion includes forward-looking statements of the Company's efforts and management's expectations relating to year 2000 readiness. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected as a result of the numerous factors described in the above discussion.

PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibit
     Number      Description
     ------      -----------
       27        Financial Data Schedule (Electronic filings only)

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the third quarter of 1999.

                                SIGNATURE
                                ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Jeffrey A. Reinhold
-----------------------                              November 10, 1999
Senior Vice President,
Chief Financial Officer and Treasurer


/s/ W. Craig Burns
------------------------                             November 10, 1999
Vice President, Corporate Controller
and Chief Accounting Officer