Form 10-K
period 1999-12-31
CHECKPOINT SYSTEMS INC
filed 2000-03-27
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999          Commission File No. 1-11257

                            CHECKPOINT SYSTEMS, INC.
    ------------------------------------------------------------------------
    (Exact name of Registrant as specified in its Articles of Incorporation)

         Pennsylvania                               22-1895850
   ------------------------             ---------------------------------
   (State of Incorporation)             (IRS Employer Identification No.)

        101 Wolf Drive, PO Box 188, Thorofare, New Jersey        08086
        -------------------------------------------------      ----------
            (Address of principal executive offices)           (Zip Code)

                                  856-848-1800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                        X
                                         ---

As of March 6, 2000 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $245,000,000.

As of March 6, 2000, there were 30,164,884 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 4, 2000.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.

                                     PART I

Item 1. BUSINESS

Checkpoint Systems, Inc. (Company) is a $750 million multinational manufacturer and marketer of retail asset tracking and protection products including integrated security, automatic identification (auto ID), and retail merchandising solutions. On December 10, 1999, the Company acquired 98.57% of the outstanding shares of Meto AG (Meto) by means of a public tender offer. Subsequently, the Company has increased its ownership to 99.2%. Through the acquisition, the Company has doubled its revenues and marked its entry into the rapidly expanding automatic identification marketplace. The Company is a leading provider of radio frequency (RF) and electromagnetic (EM) electronic article surveillance (EAS) systems and tags, security source tagging, handheld labeling systems, bar code labeling systems, and retail merchandising systems. The Company's labeling systems and services are designed to improve efficiency, reduce costs and furnish value-added solutions for customers across many markets and industries. Applications for bar code labeling systems include auto ID, retail security, pricing and promotional labels. The Company also markets closed circuit television (CCTV) systems and point-of-sale (POS) monitoring systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. The Company holds or licenses over 1000 patents and proprietary technologies (including 800 acquired in connection with the 1999 acquisition of Meto AG) relating to its products and their manufacture. The Company has achieved substantial growth since 1993, primarily through internal expansion and acquisitions, new product introductions, broadened and more direct distribution (particularly in international markets) and increased and more efficient manufacturing capabilities.

The Company's products and services can be categorized into three groups:

Retail Loss Prevention

The Company's historical business is retail loss prevention. Its diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities with impulse buying. Offering both its own proprietary RF-EAS technology, as well as RF and EM EAS capabilities acquired from Meto, the Company holds a 42% share of worldwide EAS installations. Products and services of the Company's Security Systems Group and Electronic Access Control Group also fall within the loss prevention and security business segment. Checkpoint's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to premier retailers around the world. Retail loss prevention and security is expected to represent approximately 61% of the Company's business.

Auto ID

Auto ID, is another core business for the Company, and is estimated to generate 21% of the Company's revenue in the year 2000. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery as well as shorter development, design and production cycles. A further critical objective is to reduce loss, whether through misdirection or tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. The Company supports these objectives with its radio frequency identification (RFID) technology, as well as bar code labeling systems (BCS), tags and supplies, and a global network of e-commerce-enabled service bureaus.

Retail Merchandising Systems

Retail merchandising systems include hand-held label applicators, promotional displays and queuing systems. These traditional products broaden the Company's reach among retailers and enable the Company to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels.

The Company's business strategy focuses on providing comprehensive, single-source solutions that help manufacturers, distributors and retailers identify, track and protect their assets throughout the entire supply chain. Innovative new products and greatly expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing accounts to grow the Company. The Company will seek to continue its leadership position in certain key hard goods markets, expand its market share in the soft goods market, and dominate in new geographic markets as well. The Company will also continue to capitalize on its installed base of large global retailers to aggressively promote Impulse(R) source tagging. Furthermore, the Company will seek to exploit the synergies of its RF technology with its bar code capabilities within the burgeoning auto-ID industry.

To achieve these objectives, the Company will work to continually enhance and expand its technologies and products, provide superior service to its customers and expand its direct sales activities through acquisitions and start-up operations. The Company is focused on providing its customers with a wide variety of fully integrated electronic security systems, Auto ID, and retail merchandising solutions characterized by superior quality, ease of use, good value and merchandising opportunities for the manufacturer, distributor and retailer.

The Company has its principal executive offices at 101 Wolf Drive, Thorofare, New Jersey 08086, (856-848-1800). Unless the context requires otherwise, the "Company" means Checkpoint Systems, Inc. and its subsidiaries on a consolidated basis.

COMPANY HISTORY

Founded in 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's Common Stock to Logistics' shareholders as a dividend.

Historically, the Company has expanded its business both domestically and internationally through acquisitions, the formation of wholly owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995 the Company completed two key acquisitions which gave the Company direct access into Western Europe. In 1993, the Company acquired ID Systems International BV and ID Systems Europe BV, a company engaging in the manufacture, distribution and sale of EAS systems throughout Europe. In 1995, the Company acquired Actron Group Limited, a company engaging in the manufacture, distribution and sale of radio frequency electronic security systems to the retail industry throughout Western Europe.

On December 10, 1999, the Company completed by means of a public tender offer the acquisition of 98.57% of Meto AG, a German Corporation and a leading international provider of value-added labeling solutions for article identification and security. The acquisition will double the Company's revenues, and will increase its breadth of product offerings, enhancing its ability to serve its customer base, and vastly increase its global reach.

Principal Product Categories
----------------------------
Electronic Article Surveillance (EAS)

EAS systems have been designed to act as a deterrent, and control the increasing problem of merchandise theft in retail stores and libraries. The Company's diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrink, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.

EAS systems are generally comprised of three components: detectable security circuits (embedded in tags or labels), referred to as "tags", which are attached to or placed in the articles to be protected; electronic detection equipment, referred to as sensors, which recognize the tags when they enter a detection area (usually located at store entrances and exits); and removal devices for non-deactivatable tags as well as deactivation equipment that disarms disposable tags when customers follow proper check-out procedures.

CCTV Systems and Monitoring Services

The Company offers a full line of closed-circuit television products along with its EAS products, providing a total systems solution package for retail establishments. The Company's video surveillance solutions address shoplifting and internal theft as well as customer/employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, remote tele-surveillance, and point-of-sale (POS) monitoring systems.

The Company's custom designed fire/intrusion alarm systems provide protection against internal and external theft, completing the full line of loss prevention solutions. All systems supplied can be included in the Company's 24-hour Central Station Monitoring services.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. Continued developments in processing and software technology have enhanced the sophistication of electronic access control systems by integrating these systems into the infrastructure of the customers facilities.

RFID - Intelligent Tagging

Radio frequency identification is an auto ID technology. RFID tags, or "intelligent tags", contain an integrated circuit powered by a radio frequency circuit. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, with no line-of-sight requirements. Through a joint development project with Mitsubishi Materials Corporation (Mitsubishi), the Company has developed RFID intelligent tags that are a fraction of the cost of those RFID tags currently in use for tracking livestock and automating toll lanes. This development puts the benefits of RFID in reach of the retail market for the first time.

Bar Code Labeling Systems

A bar code is a linear or two-dimensional symbol that can be read by a laser scanner and transmitted to a computer for auto ID applications. Bar codes can be printed on hang tags and pressure-sensitive labels using laser or thermal printers and applied to the product at any of several points in the supply chain. The Company offers both turn-key in-house bar code printing systems (laser and thermal printers) and a worldwide network of service bureaus that can supply customers with bar coded labels. Barcoding is widely used in retail stores, supermarkets, warehouses, manufacturing, libraries and other environments where inventory identification and tracking is critical.

Hand-Held Labeling Systems

The hand-held labeling systems include a complete line of hand-held price marking solutions, primarily sold to retailers. A significant percentage of sales are generated by repeat business, such as service and sale of labels and consumables to customers with the Company's systems.

Retail Merchandising Systems

Retail merchandising systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where in-store price promotion is an important factor. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, as well as customer priority systems.

Products and Services
---------------------
Product and Service Descriptions

EAS Systems

The Company offers a wide variety of RF and EM EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags and labels.

The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions (FCC) regulations governing radio frequencies
(RF), signal strengths and other factors. In addition, the Company's present EAS products meet all regulatory specifications for the countries in which they are sold.

Sensors

EAS sensors are usually positioned at the exits from areas in which protected articles are displayed. Each unit includes one or multiple vertical sensors placed at pre-set distances (i.e. three to eight feet apart). A "live" tag passing through the sensor triggers an alarm. The Company offers its sensor electronics in a variety of configurations including glass, metal, plastic, wood, or built into the floor.

The Company markets its family of RF and EM EAS systems under various brand names including Strata (R), Pillar(R), QS series and the EM series. These systems are designed to meet the detection and aisle width requirements, as well as the aesthetic needs, of various retail markets. Product offerings range from narrow-aisle, in-lane systems for environments such as supermarkets and drug stores, to weatherproof exterior systems for garden centers, to in-floor systems that provide "invisible" coverage from six feet to forty feet wide for image-conscious department stores, specialty apparel shops and mall-based retailers, the DIY and home center market, and warehouses/distribution centers.

The Strata(R) and Pillar(R) systems use the latest Digital Signal Processing(TM)
(DSP) technology, along with the Company's newly developed Advanced Digital Discrimination(TM) (ADD/RF) digital filtering technology. The Strata(R) family can protect aisle widths of twelve feet using only two sensors. One sensor is capable of three feet of detection on either side of the sensor. Additional features include merchandising panels, alarm counter, pager interface, people counter, and alarm sounding devices.

The Company also offers EM systems acquired in the Meto acquisition. These include EM System 2200, 2300, 2600 and System 2700, which are configured for various aisle widths. Meto has developed an intermodulation operating system, based on the principle of two frequencies being transmitted by a single system and "combined" in the tag to create a third frequency. This unique third frequency can only be detected by a proprietary system and allows the detection of smaller labels.

Deactivation Units

RF deactivation units disarm the disposable tag to prevent recognition by the sensors located at the exits. Deactivation usually occurs at the point-of-sale.

The Company's patented integrated scan/deactivation provides simultaneous reading of the bar code information, while deactivating the tag in one single step at the point-of-sale. By virtually eliminating the need for cashier training and maximizing point-of-sale efficiency, this capability has helped establish the Company as the supplier with the preferred technology for retailers concerned about customer through-put at point-of-sale.

Deactivation configurations include horizontal counter-mounted slot scanners, vertical mounted scanners, hand-held scanners and weigh scale scanners. The Company integrates the deactivation capability with more than 50 bar code scanners. These scanners are available from companies such as PSC(R) (formerly SpectraPhysics), Symbol Technologies, Inc.(R), Metrologic, Inc.(R), NCR (National Cash Register,Inc.(R)), ICL Systems, Inc(R)./Fujitsu Ltd.(R), IBM (International Business Machines(R)), and ScanTech BV(R).

These scanners have a deactivation range up to 14 inches. Most can be configured to provide verification of a reusable tag if left on the merchandise accidentally, eliminating embarrassing cashier errors. Deactivation pads are available for a variety of retail environments with deactivation heights up to 18 inches.

The Company has also pioneered the development of interlock and post scanner verification. Used with the Company's patented integrated scan/deactivation, these tools allow the retailer to reduce the incidence of internal theft due to sliding and sweethearting at the point-of-sale.

Tags

RF EAS tags contain an electronic circuit that, unless deactivated (disposable tags) or removed (reusable tags), triggers an alarm when passed through the sensors. EM EAS tags are made of magnetic materials that initiate an alarm when carried through the detection zone. They can be deactivated and reactivated. Within each respective technology, customers can choose from a wide variety of tags, depending on their merchandise mix. EAS tags can be applied at the store location, at the manufacturing site, or at a distribution center.

Disposable Tags

Disposable security tags are affixed to merchandise by pressure sensitive adhesive or other means. The Company provides tags compatible with a wide variety of standard price-marking/bar-coding printers to combine pricing, merchandising, protection and data collection in a single step. The Company's tags can be integrated into its own hand held price marking tools and laser and thermal printing systems, and are compatible with many commonly available printers offered by Sato(R), Zebra Technologies, Inc. (R), Monarch Marking Systems(R), Printronix(R) and Avery Dennison(R). The Company is also licensed to sell and provide tags in roll form for the Model 4021(TM) label applicator printer (Pathfinder(R)) manufactured by Monarch Marking Systems.

In 1999, the Company introduced the Postage Stamp Label, the smallest RF-EAS circuit ever developed. Measuring just 1.0" x 0.8", it is designed to protect cosmetics, fragrances, health and beauty care items, and arts, crafts and figurines when used in conjunction with Strata sensors.

Under the Company's Impulse(R) source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. As of year-end 1999, approximately 2,500 suppliers worldwide are participating in this program. In 1999 the Company developed the 1915 blister tag, used in foil-backed blister packages for products such as analgesics and throat lozenges. The Company also developed the EASyWear(R) garment integrated label, which allows woven label manufacturers to integrate an EAS circuit for apparel source tagging.

Reusable Tags

The Company markets a full line of reusable security tags, which protect apparel items, as well as entertainment products such as music CDs, audio and video cassettes, and video games. The reusable product line consists of plastic hard tags, fluid ink tags, and SAFER(R) products.

CCTV Systems and Monitoring Services

The CCTV product line includes basic and high-speed camera systems, programmable CCTV switcher control systems, CCTV time-lapse recording systems, remote site CCTV, digital video transmission systems, and video surveillance systems, designed specifically for retail applications. Fire and burglar alarm system product offerings include design, installation and centralized monitoring service.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. Electronic access control systems can also monitor occurrences such as a change in the status of environmental systems, motors, safety devices or any controller with a digital output. While monitoring these controllers, any output can, by a pre-programmed decision, cause an alarm to sound or another event to occur.

The Company's Threshold(R) product line consists of eight systems, ranging from a small non-computer based system to large-scale, networked offerings. These sophisticated systems provide maximum control, monitoring and reporting for any size facility and features Distributed Network Architecture(R), which stipulates that no single point of failure will affect the entire system. These systems are capable of controlling over 500 doors and up to 50,000 cardholders. Alarm and control point monitoring (i.e. turning lights on or off), integrated ID badging, and CCTV functionality are also integral features of all eight Threshold offerings.

The Threshold 95(R) and Threshold NT(R) also make use of the Microsoft Windows(R) Graphical User Interface (GUI) for easy operation. The systems allow integration of third party software packages, like video imaging, CCTV, and paging systems. The video imaging feature attaches a video snap shot of card users in the system. These images are stored in the user's record and can be called to the monitor when a card is presented to any reader.

The newest system, Threshold Xpress(R), is a next-generation mid-range system that incorporates many large-system capabilities in its feature-rich software package. Threshold Xpress operates in a Microsoft Windows(R) environment that enables simple, yet high level, user interaction.

The Company has several proprietary proximity card/tag and reader systems. The Mirage(R) family of cards and readers, used throughout the Threshold product line, provides rapid card verification.

RFID

In 1997, the Company entered into a joint development project with Mitsubishi Materials Corporation (Mitsubishi). This development project, which combines the Company's RF and manufacturing expertise with Mitsubishi's integrated circuit and materials expertise, is dedicated to developing a product line which offers RF intelligent tagging solutions for retail, library, and commercial/industrial applications. The product line, a family of tags and readers, can effectively provide solutions for a variety of applications in the auto-ID marketplace.

In 1999 the Company introduced the Performa(TM) family of RFID products which included:

     The 13.56 MHz intelligent tags with 96 bits of programmable read-only memory - These tags possess an anti-collision algorithm enabling the system to locate and read up to two dozen tags in one second. Tags are available in five standard sizes for various applications, and custom tags can be provided to meet specific application requirements. Tags with 1024 bits of read/write memory are set to enter the testing stage by mid-2000.

     The Performa Long Range Reader - features a patented antenna design with advanced digital signal processes that allow detection on both sides of the antenna regardless of tag orientation.

     The Performa Short Range Reader - features the same technology in a modular configuration that may be counter mounted, flush mounted or custom configured.

     The Self-Check Reader - combines short-range reading capability with a graphical user interface and touch screen monitor for simple, efficient customer/patron self-checkout in a retail or library setting.

     The Performa Portable Reader - connects to a belt-mounted, rechargeable storage/power unit. The hand-held sensing unit allows users to take "hands-free" inventory.

Bar Code Label Printing Systems

As a result of the acquisition of Meto, the Company now offers both thermal and laser printers for imprinting variable data, such as bar codes, on plain or pre-printed tags and labels with or without integrated security devices. The offerings include a range of thermal printers and high-capacity laser printers capable of printing more than 10,000 labels per hour. The Company also provides printer consumables, including tags, labels and toner, as well as software and support services. Applications include in-store retail product and shelf labeling, retail supply and distribution center product labeling, express parcels and manufacturing work-in-progress labeling. An installed printer base of approximately 50,000 units generates recurring sales of proprietary consumables and documents (tags and labels).

Thermal Printers

The Company offers two thermal printing technologies, thermal direct printing and thermal transfer printing.

The Company's line of thermal printers includes units with print widths of two to eight inches and print speeds from two to ten inches per second, as well as a modular printer/applicator with speeds of up to 100 cartons per minute for in-line operation.

Laser Printers

The Company offers black-and-white laser printers capable of generating thirty to sixty pages per minute. These units are targeted to manufacturers as well as retail distribution and logistic centers. Laser printers offer superior print quality and high throughput for such applications as price marking and product identification, integrated tags and labels, shelf mark labels, pick tickets, tracking or inventory labeling, and shipping and compliance labels. The Company's laser printers generate a significant recurring revenue stream from service contracts, consumables and documents.

Service Bureaus

A service bureau imprints variable pricing and article identification data and bar coding information onto price and fashion tags. The Company has a network of 25 service bureaus worldwide through which it can supply customers with customized retail apparel price tags and labels at the manufacturing source. Limited capital and skilled labor requirements allow the service bureaus to be located near source manufacturing sites, enabling the Company to provide timely and flexible service.

The Company's network of service bureaus is the most extensive in the industry, and its ability to offer integrated barcoding and EAS functions places it among just a handful of suppliers of this caliber in the world.

In addition to its own label integration and service bureau capabilities, the Company has strategic working relationships with several other label integrators, including Avery Dennison(R), A&H Manufacturing(R), Paxar(R), J&J Cash, Ltd.(R), RVL(R), and Shore to Shore(R). Avery Dennison offers customers a variety of labels and tickets that contain the Company's embedded RF security circuit, utilizing a fully automated proprietary process.

Hand-Held Labeling Systems

The Company offers hand-held price marking and label application systems. Primarily offered to small to medium sized retailers, products in this area range from a basic model that can print five characters in one font and one size to more advanced models that can print up to 35 characters in three different cells and in five different font sizes. The line also includes the Euro Tool, a dual pricing tool designed to meet increased demand for dual pricing of products following the introduction of the Euro, and Mega Meto, a hand-held tool for printing and dispensing large labels. Hand-held labeling systems are usually sold as a package including the price marking tool as well as labels, ink and dispensers, and consumables.

Retail Merchandising Systems

The Retail Merchandising Systems (RMS) business unit provides a range of products that retailers use to merchandise or promote products or to display or convey information to their customers. RMS includes both Retail Promotion and Customer Priority Systems.

The Retail Promotion Systems line include pens, markers, highlighters and papers for creating posters and boards for in-store promotions; price cassettes and displays to convey price and product information; and plastic and aluminum frames for use in price displays, departmental signage, gondola promotion and outdoor signage. The Company also offers an Electronic Graphics Systems product line comprising software, plotters and printers for creation of in-store promotional posters.

The Customer Priority System, or Customer Serving System, product line is designed to ensure that customers will be served in a fair and orderly manner, and it allows customers to continue shopping while they await their turn for service. The Turn-O-Matic(R) queuing system comprises displays, dispensers and tickets. Modular and easily installed by in-house personnel or an electrician, Turn-O-Matic holds an estimated 80-percent share of its market and represents a significant source of recurring revenues from ticket sales.

Principal Markets and Marketing Strategy
----------------------------------------

The Company traditionally has marketed its products primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics) and soft goods (department stores; men's, women's, and children's apparel; specialty stores, and sporting goods), as well as to libraries. The Company is a market leader in the supermarket, drug store and mass merchandiser market segments with customers such as Target Corporation (Dayton Hudson Department Stores, Mervyns, and Target Stores), American Stores /Albertsons, Circuit City Stores, Inc., Eckerd Corporation, H.E. Butt Stores, PETsMART Inc., Rite Aid Corporation, Toys "R" Us, Walgreen Co., and Winn Dixie, Inc. in the U.S.; Canadian Tire, Shoppers Drug Mart/Pharmaprix, and Toys "R" Us in Canada; Gigante in Mexico; B&Q, Sainsbury, and Wickes in the United Kingdom; Continente and El Corte Ingles in Spain; Intermarche, FNAC and Casino in France; Carrefour in Italy; Norte in Argentina; and Big W, Coles Myer Ltd., and KMart in Australia.

Industry sources estimate that "shrinkage" (the value of goods which are not paid for) is a $25-35 billion annual problem for the North American retail industry and a $30-45 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft.

Sophisticated data collection systems (primarily bar code scanners), available to retailers, have highlighted the shrinkage problem. As a result, retailers recognize that implementation of an effective electronic security system can significantly increase profitability.

In response to consumer demand for e-commerce, traditional bricks-and-mortar retailers evolved into "click-and-mortar" enterprises, shifting the burden of single sales from the retail store to the distribution center or point of manufacture. With this evolution, the complexity of retail logistics increased as did consumer expectations for lower prices and immediate availability. In 1999, Checkpoint purchased Meto AG, of Heppenheim, Germany, a $375 million multinational manufacturer and marketer of labeling systems designed to improve efficiency, reduce costs and provide value-added label solutions for customers across many applications and industries. This acquisition enables the Company to participate in this dynamic new marketplace and offer its customers the support needed to accelerate the pace of distribution in the e-commerce environment.

The Company is focused on providing its customers with a wide variety of fully integrated electronic security and auto ID system solutions characterized by superior quality, ease of use, good value and merchandising opportunity for the retailer. More specifically, the Company's strategy includes the following:

- Open new and expand existing retail accounts with new products that enhance its EAS offering and increase penetration with fully integrated, supply chain, value-added labeling solutions.
- Expand supply-side market opportunities to manufacturers and distributors, including source tagging and complete value-added tag and labeling solutions.
- Continue to promote Impulse Source Tagging around the world with extensive integration and automation capabilities.
- Establish a business-to-business web-based interface to enable retailers and manufacturers to design custom tag and label solutions and initiate orders.
- Provide retailers with the next generation of security and supply chain management systems utilizing RF-EAS/ID (RFID) and barcoding technology.

The Company promotes its products primarily through: (i) ease of integration into the retail environment; (ii) emphasizing Impulse Source Tagging; (iii) serving as a single point of contact for auto ID and EAS labeling and ticketing needs; (iv) providing total loss prevention solutions to the retailer; (v) superior service and support capabilities; (vi) direct sales efforts and targeted trade show participation; and (vii) offering flexible financing options including various leasing options, as well as the comprehensive tag program.

During 1999, over 800 million disposable tags were provided to approximately 2,500 worldwide manufacturers participating in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:
(i)increase installation of RF-EAS and EM equipment on a chainwide basis with leading retailers around the world; (ii) offer integrated tag solutions, including custom tag conversion that address the needs of logistics and information services as well as loss prevention; (iii) assist retailers in promoting source tagging with vendors; (iv) broaden penetration of existing accounts by promoting the Company's in-house printing, service bureau, and labeling solution capabilities; (v) increase staffing for source tagging efforts supporting manufacturers and suppliers to speed implementation; and (vi) expand RF tag products to accommodate more packaging schemes.

In anticipation of the needs of the Company's retail customers, the Company is utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with the Company's RF circuit to deliver a RFID tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology. The Company believes RFID will revolutionize retail operations, as well as provide benefits to manufacturers and distributors in the retail supply chain.

The acquisition of Meto, with its extensive bar coding and data management capabilities, further increased the Company's presence in the auto ID market, a $10 billion industry that is growing at an estimated rate of 10% per annum.

Distribution
------------
  EAS Systems

The Company sells its EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region.

In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. Of total EAS North American revenues during 1999, 98% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international sales operations are currently located in Western, Eastern and Southern Europe, Scandinavia, Mexico, Argentina, Brazil, Australia, Malaysia, Japan, and New Zealand.

Independent distributors accounted for 8.2% of the Company's EAS revenues outside the United States during 1999. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, installation, customer training, maintenance and financing responsibilities.

  CCTV Systems and Monitoring Services

The Company markets its CCTV systems and services throughout the world using its own sales staff. These products and services are provided to both the Company's existing EAS retail customers as well as non-EAS retailers.

  Access Control Systems

The Company's Access Control Products Group sales personnel market electronic access control products to approximately 166 independent dealers. The Company employs 7 salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

  Barcode Label Printing Systems, Hand Held Labeling Systems, and Retail Merchandising Systems

Through the acquisition of Meto, the Company has gained several hundred thousand customers worldwide across all of the Meto product areas. These customers are primarily found within the retail sector and retail supply chain. However, successful efforts are being made to develop a wider customer base in high growth non-retail sectors. Major customers include companies within industries such as food retailing, D.I.Y. (Do-It-Yourself), department stores, textile retailing and garden centers.

Large national and international customers are handled centrally by Key Account sales specialists supported by appropriate business specialists. The Company has approximately 500 of such Key Account Specialists worldwide. Smaller customers are served by either a general sales force capable of representing all products, or if the complexity or size of the business demands, a dedicated business specialist.

Many of these customers have been with Meto for many years, despite significant changes in the industry. Meto has been successful in the transition of many customers from its traditional HLS and RMS products to the newer BCS and EAS product lines.

Salespeople
-----------

The Company presently employs approximately 711 salespeople worldwide. On average, these salespeople have over five years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog
-------

The Company's backlog of orders was approximately $34.1 million at December
26, 1999, compared to approximately $18.8 million at December 27, 1998. This increase includes a $16.7 million backlog associated with the Meto acquisition. The Company anticipates that substantially all of the backlog at the end of 1999 will be delivered during 2000. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's RF and EM EAS business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

Technology
----------

The Company believes that its patented and proprietary technologies are important to its business and future growth opportunities, and provide it with distinct competitive advantages. The Company holds or licenses over 1000 patents and proprietary technologies (including approximately 800 acquired in connection with the 1999 acquisition of Meto AG) relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of the Company's revenue is derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company.

  EAS

Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. (ADL) for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a royalty of 1% to 1.5% of future EAS RF product revenue. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

The Company also licenses certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.

  CCTV Systems and Monitoring Services

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint(R). Marketing of this product began during 1992. The Company pays a one time site license fee for each site installed.

  Access Control Systems

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity card, card reader products, and software products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties are payable through January 29, 2000.

The Company pays royalties relative to the feature set imbedded within certain software products. These agreements are renewed annually.

In 1999, the Company also paid a royalty equal to 3.5% on hardware revenue associated with the sale of certain software products. This agreement expired at the end of 1999.

  Bar Code Label Printing Systems, Hand-Held Labeling Systems, and Retail Merchandising Systems

Meto focuses its in-house product development efforts on product areas where the Company believes it can achieve and sustain a competitive cost and positioning advantage, and where delivery service is critical. Meto also develops and maintains technological expertise in areas that it believes to be important for new product development in its principal business areas, and where Meto aims to exercise control over the technology development process. Meto has developed a base of technology expertise in the label conversion, printing, electronics, and software areas and is particularly focused on EAS and BCS technology to support the development of higher value-added labels. Meto has three principal license agreements covering its EAS products, including Allied Signal, Inc. as licensor for EM markers, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2004, 2005, and 2004 respectively.

Manufacturing, Raw Materials and Inventory
------------------------------------------
  EAS

The Company manufactures its RF EAS products in modern facilities located in Puerto Rico, Japan, and the Dominican Republic and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in- house capability provides significant control over costs, quality and responsiveness to market demand which, it believes, results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving engineering, manufacturing, marketing and customers.

The Company sold approximately 2.8 billion disposable RF tags in 1999. With the recent expansion of the manufacturing facility in Puerto Rico and the acquisition of the assets of Tokai Electronics Co., Ltd., the Company has the capacity to produce 5.6 billion disposable RF tags per year.

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

   CCTV Systems and Monitoring Services

The Company does not manufacture any of the components for its CCTV product line other than small interface circuit boards. The Company purchases all the hardware components of its CCTV products from major distributors. Limited inventory levels are maintained since the Company places orders with these distributors as customer orders are received. The software component of the system is added during product assembly at the Company's operational facilities.

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

  Bar Code Label Printing Systems, Hand-Held Labeling Systems, and Retail Merchandising Systems

Meto's principal manufacturing focus is on the production of labels, tags and hand-held tools. Meto's main production facilities are located in Germany (Hirschhorn), in the Netherlands (the Kimball Company), in the US and in Malaysia. Local production facilities are also situated in the UK, Spain, Australia, Sweden, Finland and in New Zealand, where production is primarily for the local markets. Manufacturing at Hirschhorn is focused on print heads for HLS tools and labels for the HLS, EAS and BCS product areas. The Company's facility in the Netherlands manufactures labels and tags for laser overprinting, thermal labels, EAS labels and supports the service bureau network worldwide. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

The products that are not manufactured by Meto are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality and price. Three BCS printer suppliers and three EAS systems suppliers are considered as strategic partners. Supplies from other smaller suppliers are being combined where possible.

Competition
-----------
  EAS

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Sensormatic Electronics Corporation (Sensormatic). Sensormatic is a fully integrated supplier of electronic security systems, with revenues of approximately $1.0 billion for its most recent fiscal year and an approximate 45% share of the worldwide installation base. Management estimates that the Company's market share of installed systems in the EAS industry is approximately 42%.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, NEDAP and Sensormatic are the Company's most significant competitors.

The Company believes that its product line offers more diversity than its competition in protecting different kinds of merchandise with disposable tags, hard reusable tags and flexible reusable tags. As a result, the Company believes it appeals to a wider segment of the market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy and integration into operations. This combination provides many system solutions and allows for the protection of a variety of retail merchandise theft. Furthermore, the Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a significant cost advantage over its competitors.

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

  Bar Code Labeling Systems

The worldwide bar code systems product market, including printers and labels, is estimated to be approximately $7.0 billion, and Checkpoint's targeted retail and retail-related markets account for about 40% of the total. Major competitors are Paxar(R) and Avery Dennison(R), who are also customers for Checkpoint's RF-EAS circuitry. The Company also competes with a number of bar code printer manufacturers, including Zebra Technologies(R) and Intermec Technologies(R).

  Retail Merchandising Systems

The Company faces no single competitor across its entire retail merchandising product range or across all international markets. However, HL Display is its strongest competitor in the Retail Promotions Systems segment. In the Hand-Held Labeling Systems segment, the Company competes with Paxar, Garvey, Sato, Hallo, Contact and Prix.

Research and Development
------------------------

The Company expended approximately $7,278,000, $8,018,000, and $7,604,000, in research and development activities during 1999, 1998, and 1997, respectively.

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

The Company continues to expand its product line with improvement in disposable tag performance and wide-aisle RF detection sensors. In addition, the Company holds or licenses over 1000 patents and proprietary technologies(including approximately 800 patents acquired in connection with the 1999 acquisition of Meto AG) relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining a patent exceeds its value, such patent may not be renewed.

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

Employees
---------

As of December 26, 1999, the Company had 5,017 employees, including 7 executive officers, 73 employees engaged in research and development activities and 753 employees engaged in sales and marketing activities. In the United States, 13 of the Company's employees are represented by a union. In Europe, approximately 400 of the Company's employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segment
------------------------------------------------------------

The Company operates both domestically and internationally as well as in four distinct business segments. The financial information regarding the Company's geographic and business segments, which includes net sales and profit from operations for each of the three years in the period ended December 26, 1999, and identifiable assets as of December 26, 1999, December 27, 1998, and December 28, 1997, is provided in Note 19 to the Consolidated Financial Statements.

Item 2. PROPERTIES

The Company's headquarters and distribution center are located in leased facilities in Thorofare, New Jersey. Of the total 104,000 square feet, approximately 64,000 square feet are used for office space and approximately 40,000 square feet are used for storage facilities. The Company has entered into a twelve year lease for the facilities starting in 1995. In 1997, the Company leased one additional facility located in Thorofare, New Jersey. This facility is a training/research facility consisting of 18,240 square feet. This facility has a ten year lease through September 2007.

The Company owns its principal manufacturing facilities, located in Ponce, Puerto Rico. These facilities consisting of two buildings have a total of 159,000 square feet. Included in the 159,000 square feet is approximately 18,000 square feet of office space and 32,000 square feet of warehouse space. Adjacent to these properties, the Company leases additional facilities containing approximately 32,000 square feet including 19,400 of warehouse space. The lease expires in 2006.

The Company leases three manufacturing facilities in Dominican Republic Free Zones. The facilities, located in La Vega Free Zone, include two buildings containing approximately 63,000 square feet, which consist of approximately 4,000 square feet of office space, approximately 9,600 square feet of warehouse space and an 8,000 square foot distribution center. The reusable tags, electronic sub-assemblies of the Company's sensors, and proximity cards are assembled at this site. The other facility, located in Los Alcarrizos Free Zone, contains approximately 60,000 square feet. It includes approximately 6,000 square feet of office space and approximately 7,000 square feet of warehouse space. This facility performs the bending, chroming and wiring of antenna loops used in the Company's chrome sensor products and the production of plastic parts used in the assembly of the Company's reusable security tags.

In 1998, the Company acquired the assets of Tokai Electronics Co. located in Japan. Included as a part of this acquisition were two locations consisting of 70,000 square feet of building space comprised of 3,200 square feet of office space and 66,800 square feet of manufacturing and warehouse space located on approximately 12 acres of land.

The Company's Security Systems Group subsidiary leases two facilities in Eden Prairie, Minnesota. One facility contains approximately 29,000 square feet of office and warehouse space. Assembly and distribution functions are performed at this site. The lease on this facility expires in June 2001. The other facility contains approximately 22,000 square feet of office space. Customer service, sales support and administrative functions are performed at this site. The lease on this facility expires in March 2002.

The Company's foreign subsidiaries maintain various sales and distribution locations principally in Australia, Argentina, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Mexico, The Netherlands, Sweden, Norway, Portugal, Spain, Switzerland, and the United Kingdom. These locations have an average of 6,500 square feet of office space and an average of 3,500 square feet of warehouse space. The lease terms of these foreign subsidiaries range from one to eighteen years.

In November 1996, the Company's European Distribution Center became operational. The facility, located in Mechelen, Belgium, has approximately 13,000 square feet of office space and 33,000 square feet of warehouse space. The Company's Belgium sales subsidiary occupies approximately 3,000 square feet of office space. The lease for this facility expires in 2005.

In December 1999 the Company completed the acquisition of Meto AG. Meto maintains various sales, distribution, and manufacturing facilities throughout Europe, Asia Pacific and North America. In Europe, the Company leases 20 sales locations with an average square footage of 19,300; 17 distribution facilities with an average square footage of 16,600; and seven manufacturing facilities with an average square footage of 26,600. In the Asia Pacific region, the Company leases nine sales locations with an average square footage of 12,500; six distribution facilities with an average square footage of 21,000. In North America, the Company leases nine sales locations with an average square footage of 11,400; four distribution facilities with an average square footage of 42,000; and two manufacturing facilities with an average square footage of 2,300. In addition to the leased facilities, the company owns five sales locations in France, Netherlands, Australia, New Zealand, and Germany with an average square footage of 55,800 and four manufacturing locations in Netherlands, Australia, New Zealand, and Germany with an average square footage of 119,600.

Item 3. LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions all of which have arisen in the ordinary course of business, except for the matter described in the following paragraph. While the Company is unable to predict the outcome of these matters, it does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated financial position or results of operations.

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

No matter was submitted during the fourth quarter of 1999 to a vote of security holders.

Item A.     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
----                           ---        -------    --------------------
Kevin P. Dowd                  51          1988      President and Chief
                                                     Executive Officer

William J. Reilly, Jr.         51          1989      Executive Vice President

Michael E. Smith               44          1990      Executive Vice President

Luis A. Aguilera               51          1982      Senior Vice President -
                                                     Manufacturing

Jeffrey A. Reinhold            42          1995      Senior Vice President -
                                                     Finance, Chief Financial
                                                     Officer and Treasurer

Neil D. Austin                 53          1989      Vice President, General
                                                     Counsel and Secretary

W. Craig Burns                 40          1997      Vice President -
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

Mr. Aguilera has been Senior Vice President - Manufacturing since August 1993. He was Vice President - Manufacturing of the Company from April 1982 to August 1993, and Vice President of the Company's Puerto Rico subsidiary from February 1979 until August 1993.

Mr. Reinhold has been Senior Vice President, Chief Financial Officer and Treasurer since February 1999. Mr. Reinhold was Vice President - Finance, Chief Financial Officer and Treasurer from January 1996 until February 1999. Mr. Reinhold was Vice President and Treasurer of the Company from April 1995 until January 1996. Prior to joining the Company, Mr. Reinhold spent thirteen years at First Fidelity Bank, N.A. where he held a variety of management positions in various lending departments and loan workout. Mr. Reinhold was Senior Vice President and Division Manager - Middle Market Lending from 1992 to March 1995.

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

                                     PART II

Item 5. MARKET for the REGISTRANT'S COMMON STOCK and RELATED SECURITY HOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock as reported on the NYSE Composite Tape.


                                                 High             Low
                                                 ------         ------
                                                     Closing Price
1999:
       First Quarter............................ $12  3/8      $ 8  1/4
       Second Quarter.......................      10  7/16       7  1/4
       Third Quarter..........................    10  3/16       8  7/16
       Fourth Quarter........................      9  9/16       7  3/16

1998:
       First Quarter............................ $21  7/8      $16  3/16
       Second Quarter.......................      21  1/4       14  5/8
       Third Quarter..........................    14  3/8        8  7/16
       Fourth Quarter........................     14             7  1/16

As of March 6, 2000, there were 1,384 record holders of the Company's Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

                         SELECTED ANNUAL FINANCIAL DATA
                        --------------------------------

                   1999       1998       1997        1996      1995      1994
                 --------   --------   --------    --------  --------  --------
                               (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues     $370,542   $362,407   $335,964    $291,769  $204,741  $128,331
Earnings before
  income taxes   $ 10,207(1)$ 26,184(2)$ 13,565(3) $ 29,877  $ 16,598  $  8,377
Income taxes     $  2,655(4)$  8,509   $  5,445    $  9,430  $  5,189  $  2,094
Earnings before
 extraordinary
 item            $  7,258   $ 17,685   $  8,228    $ 20,447  $ 11,409  $  6,283
 Net earnings    $  6,666   $ 17,685   $  8,228    $ 20,447  $ 11,409  $  6,283
Earnings per
 common share
 before
 extraordinary
 item
  Basic          $    .24   $    .55   $    .24    $    .64  $    .43  $    .30
  Diluted        $    .24   $    .53   $    .23    $    .60  $    .42  $    .29
 Net earnings
 per common
 share
  Basic          $    .22   $    .55   $    .24    $    .64  $    .43  $    .30
  Diluted        $    .22   $    .53   $    .23    $    .60  $    .42  $    .29
Depreciation &
 amortization    $ 28,028   $ 25,676   $ 23,762    $ 18,322  $ 12,178  $  8,023

(1) Includes a $11.8 million pre-tax restructuring charge.
(2) Includes a $0.6 million pre-tax reversal of the restructuring charge recorded in the fourth quarter of 1997.
(3) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.
(4) Includes tax benefit of $0.26 million associated with the extraordinary loss on early extinguishment of debt.

AT YEAR-END:
Working capital $ 183,186   $186,261   $211,570    $285,753  $148,074  $ 39,427
Long-term debt  $ 383,595   $164,934   $150,068    $152,616  $155,397  $ 35,556
Shareholders'
 equity         $ 255,795   $261,936   $277,550    $300,794  $137,658  $ 61,303
Total assets    $ 944,873   $507,663   $516,434    $521,653  $362,151  $127,925
Capital
 expenditures   $   8,774   $ 12,301   $ 26,714    $ 10,454  $  9,379  $  4,532
Cash provided
 by (used in)
 operating
 activities     $  87,536   $ 29,157   $(59,559)   $(17,212) $(14,753) $ (7,612)
Cash used in
 investing
 activities     $(250,891)  $(39,460)  $(36,548)   $(19,882) $(79,652) $ (8,584)

Cash provided
 by (used in)
 financing
 activities      $216,924   $(18,386)  $(24,508)   $145,738  $170,917  $ 17,140
Ratios
------
  Return on
   net sales(a)      1.80%     4.88%      2.45%       7.01%    5.57%     4.90%
  Return on
   average
   equity(b)         2.54%     6.56%      2.85%       9.33%   11.47%    10.92%
  Return on
   average
   assets(c)         1.04%     3.45%      1.59%       4.63%    4.66%     5.39%
  Current
   ratio(d)          1.77      3.37       3.46        5.58     3.22      2.32
  Percent of total
   debt to
   capital(e)       62.77%    40.10%     36.13%      34.83%   53.66%    40.81%

  (a) "Return on net sales" is calculated by dividing net earnings by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings by weighted average equity.
  (c) "Return on average assets" is calculated by dividing net earnings by weighted average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total debt by total debt and equity.


                  1999 (1)  1998      1997      1996     1995     1994
                  -------   ----      ----      ----     ----     ----
                   (Thousands, except per share and employee data)
Other Information
-----------------
Average number
   of diluted
   shares
   outstanding     30,528   33,272   35,184   34,087    27,375   21,612
  Number of
   Employees        5,017    3,044    3,605    2,628     2,540    1,804
  Backlog         $34,100  $18,800  $24,200  $ 8,400   $ 8,000  $ 7,053

 (1) Includes increase in employees and backlog as a result of the Meto acquisition.

                            SELECTED QUARTERLY FINANCIAL DATA
                                     QUARTERS (unaudited)
                    ------------------------------------------------------
                    First      Second       Third     Fourth        Year
                    -----      ------       -----     ------        ----
                            (Thousands, except per share data)
1999
----
Net revenues       $81,754    $87,305     $90,742    $110,741     $370,542
Gross profit       $31,127    $35,690     $37,038    $ 42,917     $146,773
Earnings before
 extraordinary
 item              $ 1,392    $ 4,146     $ 6,241    $ (4,521)(1) $  7,258
Net earnings       $ 1,392    $ 4,146     $ 6,241    $ (5,113)(1) $  6,666
Earnings per
 common share
 before
 extraordinary
 item
  Basic            $   .05    $   .14     $   .21    $   (.15)    $    .24
  Diluted          $   .05    $   .14     $   .20    $   (.15)    $    .24

Net earnings
 per common
 share: (3)
  Basic            $   .05    $   .14     $   .21    $   (.17)    $    .22
  Diluted          $   .05    $   .14     $   .20    $   (.17)    $    .22

1998
----
Net revenues       $79,857    $90,578     $94,042    $ 97,930     $362,407
Gross profit       $31,555    $35,660     $39,440    $ 40,442     $147,097
Net earnings       $ 1,273    $ 3,692     $ 6,720    $  6,000(2)  $ 17,685
Earnings
 per common
 share:(3),
  Basic            $   .04    $   .11     $   .21    $    .20     $    .55
  Diluted          $   .04    $   .11     $   .20    $    .19     $    .53



(1) Includes a $11.8 million pre-tax restructuring charge related to the acquisition of Meto AG.
(2) Includes a $0.6 million pre-tax reversal of the 1997 restructuring charge.
(3) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial statements and the Notes to the Consolidated Financial Statements.

Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)

Management's discussion and analysis of results of operations has been presented on an as reported basis except for the exclusion in "Cost of revenues" and "Selling general and administrative expense" (SG&A), of the non-recurring and restructuring charges recorded in 1997, 1998 and 1999.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. Subsequently, the Company has increased its ownership to approximately 99.2%. Included in the 1999 results is a $11.8 million restructuring charge related to the integration of the Meto business. The 1999 restructuring charges relate to employee severance costs ($3.1 million), facility lease termination costs ($3.3 million) certain asset impairments ($4.5 million), and other integration expenses ($0.9 million) of Checkpoint Systems, the acquiring company. Most of the employees affected by the restructuring were in support services including selling, technical and administrative staff functions.

The 1998 restructuring charge represents a $0.6 million reversal of the restructuring charge recorded in 1997. The 1997 charges, which totaled $17.1 million, represented (i) pre-tax restructuring charges of $9.0 million of which $1.1 million was included in cost of revenues and $7.9 million in SG&A, and (ii) pre-tax non-recurring charges of $8.1 million of which $6.6 million was included in cost of revenues and $1.5 million in SG&A.

The table below reflects the income from operations before restructuring and non-recurring charges. Accordingly, the discussion that follows speaks to the comparisons in this table through income from operations before restructuring and non-recurring items.
                                        1999(1)       1998          1997
                                       --------     ---------     ---------
                                                   (Thousands)
Net Revenues                          $ 370,542     $ 362,407     $ 335,964
Cost of revenues                        223,769       215,310       194,024
                                      ---------     ---------     ---------
  Gross Profit                          146,773       147,097       141,940
Selling, general and administrative
  expenses                              118,803       117,034       113,091
                                      ---------     ---------     ---------
Income from operations before
  restructuring and non-recurring
  charges                                27,970        30,063        28,849
Restructuring and non-recurring
  charges                                11,796          (600)       17,145
                                      ---------     ---------     ---------
Income from operations after restruc-
  turing and non-recurring charges    $  16,174     $  30,663     $  11,704
                                      =========     =========     =========

Net revenues by product segment
  Electronic Article Surveillance(2)  $ 293,209     $ 297,200     $ 278,635
  Domestic CCTV, Fire, and Burglary      48,905        53,745        45,834
  Access Control                         14,269        11,462        11,495
  Meto(1)                                14,159             -             -
                                      ---------     ---------     ---------
                                      $ 370,542     $ 362,407     $ 335,964
                                      =========     =========     =========
(1) The 1999 results include the operations of the Meto business from the date acquired, December 10, 1999.

(2) Included in the EAS amounts are (i) the Company's foreign CCTV, Fire, and
      Burglary which represents approximately 4%, 4%, and 3% of the Company's total consolidated revenue for 1999, 1998, and 1997, respectively and (ii) the initial sales of the Company's RFID products.

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. The Company's increasing base of installed systems provides a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 1999, 1998 and 1997, approximately 34%, 33%, and 28% respectively of the Company's net revenues were attributable to sales of disposable tags and service to its installed base of customers.

The Company's customers are substantially dependent on retail sales which are seasonal and subject to significant fluctuations which are difficult to predict. The Company's sales are impacted by such seasonality and fluctuations. Historically, the Company has experienced lower sales in the first and second quarters of each year.

In 1999, revenues increased by approximately $8.1 million or 2.2% from $362.4 million to $370.5 million. This increase was attributable to (i) the revenue generated from the Meto acquisition (ii) increased sales of the Company's Electronic Article Surveillance (EAS) product line in Europe and International retail markets (iii) an increase in revenue of the Company's Access Control products offset by (iv) a decrease in the Company's EAS and CCTV/Fire and Burglary products in North America.

During 1998, revenues increased by approximately $26.4 million or 7.9% from $336.0 million to $362.4 million. This increase in revenues was due primarily to
(i)increased sales of the Company's EAS product line in North America (United States and Canada), and to a lesser extent in the Company's International retail markets (excluding Canada); and (ii) increased sales of the Company's CCTV/Fire and Burglar products in both the North American and International markets.

North American net revenues accounted for 51.5%, 58.7%, and 57.5% in 1999, 1998, and 1997, respectively. In 1999, North American EAS net revenues decreased by $20.0 million or 14.7% compared to an increase of $11.6 million or 8.5% in 1998. Sales of the Company's Domestic CCTV/Fire and Burglary products decreased by $4.8 million or 9.0% in 1999 compared to an increase of $7.9 million or 17.3% in 1998. In 1999, net revenues of the Company's Access Control product line, primarily in the United States, increased $2.8 million or 24.4% when compared to 1998, while in 1998, net revenues remained consistent with the prior year.

International net revenues (excluding Canada) accounted for 48.5%, 41.3%, and 42.5% in 1999, 1998, and 1997, respectively. International net revenues, consisting primarily of EAS and CCTV/Fire and Burglary, increased by $30.1 million or 20.1% and $6.9 million or 4.9% in 1999, and 1998, respectively.

Cost of Revenues

During 1999, cost of revenues increased $8.5 million or 3.9% from $215.3 million to $223.8 million. As a percentage of net revenues, cost of revenues increased 1.0% (from 59.4% to 60.4%). The increase in the Company's cost of revenues is primarily attributable to: (i) an increase in field service costs to support international chain wide installations; and (ii) an increase in product cost related to idle capacity. These increases were partially offset by a reduction in research & development expenses.

During 1998, cost of revenues increased $21.3 million or 11.0% from $194.0 million to $215.3 million. As a percentage of net revenues, cost of revenues increased 1.6% (from 57.8% to 59.4%). The increase in the Company's cost of revenues is primarily attributable to: (i) product mix, i.e., higher growth rate on revenue of lower margin products such as CCTV/Fire and Burglar systems, partially offset by the growth rate in revenue from high margin disposable tags (during 1998, CCTV/Fire and Burglar revenue increased by 26.2% while disposable label revenue increased by 16.3%);(ii) the costs associated with excess capacity in the Puerto Rico manufacturing facilities resulting from the 1997 expansion;
(iii) an increase in field service costs to support existing and future revenues; (iv) higher costs of disposable tags manufactured in Japan; and (v) an increase in research and development activities associated with the development of RFID products.

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

As a result of the Company's expansion of its manufacturing facilities in Puerto Rico (1997) and the acquisition of the assets of Tokai Electronics Co., Ltd.
(1998), capacity is expected to exceed product demand. This excess capacity negatively impacted product costs in 1999 and while improving, the Company expects it to continue to negatively impact product costs in the year 2000.

For fiscal year 1999 and 1998, field service and installation costs were 10.6% and 10.4% of net revenues, respectively. The Company believes that it has and will continue to make product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

Selling, General and Administrative Expenses

During 1999, SG&A expenses increased $1.8 million or 1.5% from $117.0 million to $118.8 million. As a percentage of net revenues, SG&A expenses decreased by 0.2% (from 32.3% to 32.1%). The higher expenses (in dollars) were due to a $4.5 million increase in support costs (finance, administration, legal, MIS, and operations) offset by a $2.7 million decrease in variable costs (selling, commissions, and royalties) and sales support costs (marketing and customer service). SG&A expenses in 1999, included approximately $1.0 million of year 2000 consulting costs, additional Board of Director and Advisory fees of $0.4 million, and additional legal costs of $0.7 million related to law suits involving ID Security Systems Canada, Inc. and Checkpoint Software Technologies, Inc. Also included in SG&A expenses in 1999 is approximately $5.2 million related to the operations of the Meto business from the date of acquisition.

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

Other Income/(loss), net

Other Income/(loss), net was $(1.7) million, $0.3 million, and $2.8 million for 1999, 1998, and 1997, respectively. Other Income/(loss), net of $(1.7) million in 1999 resulted from net foreign exchange losses. Other Income/(loss), net of $0.3 million in 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France offset by a net foreign exchange loss of $1.0 million. Other Income/(loss), net of $2.8 million in 1997 includes:
(i) a payment of $1.3 million from Mitsubishi Materials Corporation in connection with the establishment of a joint product research and development project; (ii) an insurance claim of $1.0 million relating to the loss of business income caused by a fire at the Company's warehouse facility in France; and (iii) a net foreign exchange gain of $0.5 million.

Interest Expense and Interest Income

Interest expense was $9.8 million, $9.6 million, and $9.6 million for 1999, 1998, and 1997, respectively. The majority of the interest expense is attributable to the $120 million 5.25% convertible subordinated debentures issued in October of 1995. Interest income for fiscal year 1999, 1998, and 1997 was $5.5 million, $4.7 million, and $8.7 million, respectively. The increase in 1999 was directly attributable to the increased cash investments as a result of the cash generated from operations beginning with 1998 and continuing throughout 1999. The decrease in 1998 was a result of a direct reduction in cash and cash investments primarily related to: (i) cash used to purchase the Company's common stock in 1998 and 1997; (ii) cash used to support operations in 1997; (iii) the costs related to the expansion of the Company's manufacturing facility in Ponce, Puerto Rico during the second half of 1997; and (iv) the acquisition of the assets of Tokai Electronics Co., in February 1998.

Income Taxes

The Company's effective tax rate for fiscal 1999, 1998, and 1997 was 28.6%, 32.5%, and 40.1%, respectively. The lower rate in 1999 was a result of proportionally higher tax-exempt earnings in Puerto Rico, and the benefit of tax loss carryforwards which previously had been subject to a full valuation allowance. The Company anticipates that its effective tax rate will increase in 2000 as high taxed foreign earnings will represent a greater percentage of total earnings. Also, the non-deductible amortization of goodwill, resulting from the Meto acquisition, will have a negative impact on the effective tax rate in the future.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are substantially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (Section 936) and are substantially exempt from Puerto Rico income taxes.

Net Earnings

Net earnings were $6.7 million or $.22 per share, $17.7 million or $.53 per share, and $8.2 million or $.23 per share for fiscal years 1999, 1998, and 1997, respectively. The weighted average number of shares used in the diluted earnings per share computation were 30.5 million, 33.3 million, and 35.2 million for fiscal years 1998, 1997, and 1996, respectively. The decrease in the weighted average number of shares from 1997 to 1999 was primarily due to the repurchase of common stock throughout 1998 and 1997.

Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, through a secondary issuance of common stock in an underwritten public offering, and more recently through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities during fiscal 1999 generated approximately $87.5 million compared to approximately $29.2 million during 1998.
This change from the prior year was primarily the result of a decreased investment in working capital and long-term customer contracts.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest on the new facility resets quarterly and is based on the Eurocurrency base rate plus an applicable margin. At December 26, 1999, 244 million Euro (approximately $246.9 million) and $25 million were outstanding under the term loan and 2.23 billion Japanese Yen (approximately $21.8 million) was outstanding under the revolving credit facility.

The Company's Comprehensive Tag Program (Comp Tag(TM)) is a financial marketing/sales program designed to remove capital investment costs as an obstacle to the potential customer's decision to purchase an EAS system. This program is offered to large potential customers in strategic vertical markets who are considering chainwide EAS installations. Through the Comp Tag program, the Company internally finances the leasing of equipment to retailers under long-term non-cancelable contracts, usually three to five years. Customers pay a premium price for an agreed-upon minimum number of tags shipped on a quarterly or other periodic basis. The comprehensive tag price reflects the cost of hardware, disposable RF labels, installation and interest.

Comp Tag agreements that meet all the necessary requirements for sales-type leasing as defined under SFAS No. 13 and are recognized as a sale upon shipment of the EAS hardware. If the terms and conditions specified in the Comp Tag agreement do not meet all the necessary requirements for sales-type lease accounting, then the accounting requires operating lease treatment. The cash flow impact is independent of the accounting used for the Consolidated Earnings Statement. In the majority of cases, the Company is able to recover equipment and installation costs between 18-24 months under the five-year contract and within a shorter period of time for contracts which run three or four years. The impact of the Comp Tag agreement is reflected on the Statement of Cash Flows under two captions: (i) Long-term customer contracts for those meeting sales-type lease accounting; or (ii) Revenue equipment placed under operating lease. Comp Tag contracts under the sales-type lease accounting method are included in Other Assets on the Consolidated Balance Sheets. Comp Tag contracts under the operating lease accounting method are included in Revenue Equipment on Operating Lease on the Consolidated Balance Sheets.

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

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand and the availability under the $150 million, six and one-half year revolving credit facility.

Capital Expenditures

The Company's capital expenditures during fiscal 1999 totaled $8.8 million compared to $12.3 million during fiscal 1998. The higher expenditures during 1998 were a direct result of the costs associated with the completion of the plant expansion at the Company's main manufacturing facility located in Ponce, Puerto Rico. The Company anticipates its capital expenditures to approximate $15.0 million in 2000.

Stock Repurchase

On October 23, 1998, the Board of Directors authorized the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of December 26, 1999, the Company has purchased 3,441,300 shares of common stock for an average price of $12.02 per share under the 1997 program, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program. There were no stock repurchases in 1999.

Exposure to International Operations

The Company exports products for international sales to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

Furthermore, approximately 20% of the Company's disposable tags offered for sale are manufactured in Japan. As material and production costs are denominated in Japanese Yen, the related product costs are subject to exchange rate fluctuations.

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

As of December 26, 1999, the Company had currency exchange forward contracts totaling approximately $44,787,000 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. The Company's operations in Japan, Argentina, Mexico and Brazil were not covered by currency exchange forward contracts at December 26, 1999.

During 1999, the Company entered into a foreign exchange option contract for the conversion of 6.0 million Euros into USD with an expiration date of May 2000.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.

Other Matters

Pending Accounting Pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 137, is scheduled to be effective for fiscal years beginning after June 15, 2000. The Company expects to adopt this standard as required in fiscal year 2001 and, because of continual business-driven changes to its derivatives and hedging programs, has not fully assessed its potential impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

The Company is currently assessing the impact, if any, that the SAB will have on its revenue recognition policy. The Company currently recognizes revenue upon shipment of EAS hardware. The SAB could require the Company to recognize revenue upon installation of EAS hardware. Any change resulting from the application of the accounting described in the SAB will be reported as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, in the first quarter of 2000. Should the Company determine that the aforementioned change in policy is required, the cumulative effect would range from $1.0 million - $3.0 million.

     Year 2000

During 1997, management initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000 along with assessing supply chain and customer implications. All of the Company's centralized computer systems were inventoried and assessed to determine their year 2000 readiness, and remediation of all systems was completed in 1999. When the date change occurred, the Company did not experience any computer-related failures.

A significant proportion of the costs associated with the year 2000 effort represented the redeployment of existing information technology resources. In addition, there were consulting and other expenses related to software application and hardware enhancements necessary to prepare the systems for the year 2000.

The cost to test and remedy the Company's information systems was approximately $2.3 million. This amount included the acceleration of hardware and software purchases of approximately $1.3 million and outside consulting services of $1.0 million.

     Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into exchange forward contracts and purchases options denominated in foreign currency to hedge foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Accounting for Foreign Currency Translation and Transactions" and "Financial Instruments and Risk Management" in the Summary of Significant Accounting Policies, Note 1; and "Financial Instruments and Risk Management", Note 14.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of fixed rate debt instruments. These debt instruments have a net fair value of $92.7 million and $157.2 million as of December 26, 1999 and December 27, 1998, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 26, 1999 would result in a $2.0 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 26, 1999, would result in a $3.8 million increase in the net market value of the liability.

The Company's $120 million Subordinated Debentures are also subject to equity price risk. The fair value of these debentures was a liability of $92.7 million and $99.7 million at December 26, 1999 and December 27, 1998, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 26, 1999, a 10% strengthening in the Company's common stock would result in a net increase in the fair value liability of $3.0 million, while a 10% weakening in the Company's common stock would result in a net decrease in the fair value liability of $0.7 million.

The Company's financial instruments subject to foreign currency exchange risk includes the Company's 244 million Euro term loan and $150 million multi-currency revolving credit facility. At December 26, 1999, 244 million Euro (approximately $246.9 million) and 2.23 billion Japanese Yen (approximately $21.8 million) were outstanding under this agreement. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 26, 1999, a 10% strengthening of the U.S. dollar versus the Euro would result in a $22.4 million decrease in the liability of the term loan, while a 10% weakening of the U.S. dollar versus the Euro would result in a $27.4 million increase in the liability of the term loan. At December 26, 1999, a 10% strengthening of the U.S. dollar versus the Japanese Yen would result in a $2.0 million decrease in the liability of the revolving credit facility, while a 10% weakening of the U.S. dollar versus the Japanese Yen would result in a $2.4 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk is the Company's foreign currency forward exchange contracts and options which represent a net asset position of $2.5 million and $0.5 million at December 26, 1999 and December 27, 1998, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 26, 1999, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $4.6 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $4.3 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................     40

Consolidated Balance Sheets as of December 26, 1999 and
   December 27, 1998...................................................     41

Consolidated Earnings Statements for each of the years
   in the three-year period ended December 26, 1999....................     42

Consolidated Statements of Shareholders' Equity for each of the
   years in the three-year period ended December 26, 1999.............      43

Consolidated Statements of Comprehensive Income (Loss) for each of the
   years in the three-year period ended December 26, 1999..............     44

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 26, 1999....................     45

Notes to Consolidated Financial Statements.............................  46-73
Financial Schedule
   Schedule II -Valuation and Qualifying Accounts......................     78

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated earnings statements, consolidated statements of shareholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and Subsidiaries at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2000

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                             December 26,     December 27,
                                                1999              1998
                                             ------------     ------------
             ASSETS                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 87,718          $ 35,934
  Accounts receivable, net of allowances
       of $10,479,000 and $5,556,000            184,378           135,078
  Inventories, net                               99,148            78,625
  Other current assets                           27,346            10,748
  Deferred income taxes                          21,210             4,464
                                                -------           -------
           Total current assets                 419,800           264,849

REVENUE EQUIPMENT ON OPERATING LEASE, net        18,665            24,188
PROPERTY, PLANT AND EQUIPMENT, net              128,881            85,762
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                   316,536            72,388
INTANGIBLES, net                                 14,211            10,917
OTHER ASSETS                                     46,780            49,559
                                                -------           -------
TOTAL ASSETS                                   $944,873          $507,663
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings and
      current portion
      of long-term debt                        $ 47,680          $ 10,453
     Accounts payable                            45,892            17,346
     Accrued compensation and
      related taxes                              25,750             8,295
     Income taxes                                35,370            11,784
     Unearned revenues                           18,338            11,288
     Restructuring reserve                       27,047                 -
     Other current liabilities                   36,537            19,422
                                                 ------            ------
     Total current liabilities                  236,614            78,588

LONG-TERM DEBT, LESS CURRENT MATURITIES         263,595            44,934
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      67,893             1,042
DEFERRED INCOME TAXES                                 -               712
MINORITY INTEREST                                   976               451
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       36,522,584 and 36,471,584                  3,652             3,647
     Additional capital                         233,617           233,180
     Retained earnings                          111,224           104,558
     Common stock in treasury, at cost,
     6,359,200 shares and 6,359,200 shares      (64,410)          (64,410)
     Other comprehensive loss                   (28,288)          (15,039)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      255,795           261,936
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $944,873          $507,663
                                                =======           =======

          See accompanying notes to consolidated financial statements.

                      CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED EARNINGS STATEMENTS

                                        1999          1998          1997
                                      --------      --------      --------
                                       (Thousands, except per share data)
Net Revenues                          $370,542      $362,407      $335,964

Cost of Revenues                       223,769       215,310       201,724
                                       -------       -------       -------
Gross Profit                           146,773       147,097       134,240


Selling, General and Administrative
   Expenses                            118,803       117,034       114,591

Restructuring Charge                    11,796          (600)        7,945
                                       -------       -------       -------
Operating Income                        16,174        30,663        11,704


Interest Income                          5,495         4,746         8,676


Interest Expense                         9,792         9,568         9,573


Other Income (Loss), net                (1,670)          343         2,758
                                       -------       -------        ------
Earnings Before Income Taxes            10,207        26,184        13,565

Income Taxes                             2,915         8,509         5,445

Minority Interest                          (34)           10           108
                                       -------       -------       -------
Earnings before extraordinary item       7,258        17,685         8,228

Extraordinary loss on early
   extinguishment of debt (net of
   income tax benefit of $260)            (592)            -             -
                                       =======       =======       =======
Net Earnings                          $  6,666      $ 17,685      $  8,228
                                       =======       =======       =======
Earnings per share before
 extraordinary item:
   Basic                                   .24           .55           .24
                                       =======       =======       =======
   Diluted                                 .24           .53           .23
                                       =======       =======       =======
Net earnings per share:
   Basic                              $    .22      $    .55      $    .24
                                       =======       =======       =======
   Diluted                            $    .22      $    .53      $    .23
                                       =======       =======       =======

        See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Other
                                                    Compre-
                                                    hensive
                      Common  Additional Retained   Income  Treasury
                      Stock   Capital    Earnings   (Loss)   Stock     Total
                      ------   -------   -------   -------  -------   ------
                                          (Thousands)
Balance,
December 29, 1996     $3,613  $230,580  $78,645   $(6,380)  $(5,664) $300,794
(Common shares:
 issued 36,134,622;
 reacquired, 1,598,000)
Net Earnings                              8,228                         8,228
Exercise of Stock
 Options                  20     1,499                                  1,519
Foreign Currency
 Translation
 Adjustment                                       (10,669)            (10,669)
Purchase of Common
 Stock                                                      (22,322)  (22,322)
                      ------   -------  -------   --------  --------  --------
Balance,
December 28, 1997      3,633   232,079   86,873   (17,049)  (27,986)  277,550
(Common shares:
 issued 36,338,228;
 reacquired, 3,188,700)
Net Earnings                             17,685                        17,685
Exercise of Stock
 Options                  14     1,101                                  1,115
Foreign Currency
 Translation
 Adjustment                                        2,010                2,010
Purchase of
 Common Stock                                               (36,424)  (36,424)
                      ------   -------  -------  --------   -------   -------
Balance,
December 27,1998       3,647   233,180  104,558  (15,039)   (64,410)  261,936
(Common shares:
 issued 36,471,584
 reacquired, 6,359,200)
Net Earnings                              6,666                         6,666
Exercise of Stock
  Options                  5       437                                    442
Foreign Currency
  Translation
  Adjustment                                     (13,249)             (13,249)
Purchase of
  Common Stock                                                    -        -
                      ------   -------  -------  --------   -------  --------
Balance,
December 26, 1999     $3,652   $233,617 $111,224 $(28,288) $(64,410) $255,795
(Common shares:       ======   ======== ======== ========= ========= ========
 issued 36,522,584
 reacquired, 6,359,200)

        See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                    1999         1998          1997
                                    ----         ----          ----
                                              (Thousands)
Net Earnings                      $ 6,666       $17,685      $ 8,228

Foreign Currency Translation
  Adjustment, net of tax          (13,249)        2,010      (10,669)
                                   ------       -------      -------
Comprehensive Income(Loss)        $(6,583)      $19,695      $(2,441)
                                   ======       =======      =======









          See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            1999         1998         1997
                                            ----         ----         ----
Cash flows from operating                             (Thousands)
activities:
Net earnings                               $6,666     $ 17,685      $ 8,228
Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities:
Net book value of rented equipment
 sold                                       2,638        1,682          811
Revenue equipment placed under
 operating lease                           (7,419)      (9,989)     (15,579)
Long-term customer contracts                6,547       (1,433)     (20,735)
Depreciation and amortization              28,028       25,676       23,762
Deferred taxes                             (3,120)         383       (6,511)
Provision for losses on accounts
receivable                                  2,180        1,672        1,822
Restructuring and extraordinary
 charges                                   12,648       (6,692)       8,500
(Increase) decrease in current assets,
 net of the effects of the acquired
 company:
   Accounts receivable                     15,174        1,310      (46,063)
   Inventories                             16,931        1,313      (27,479)
   Other current assets                     5,201        3,046       (4,694)

Increase (decrease) in current
 liabilities net of the effects of
 the acquired company:
   Accounts payable                         9,347        3,999          626
   Accrued compensation and related
   taxes                                    2,015          498         (656)
   Income taxes                             1,804       (1,365)       5,570
   Unearned revenues                        1,541         (703)       1,496
   Other current liabilities              (12,645)      (7,925)      11,343
                                          -------       -------      -------
   Net cash provided by (used in)
   operating activities                    87,536       29,157      (59,559)
Cash flows from investing                 -------       -------      -------
 activities:
   Acquisition of property, plant and
   equipment                               (8,774)     (12,301)     (26,714)
   Acquisitions, net of cash acquired    (239,792)     (27,584)      (4,396)
   Other investing activities              (2,325)         425       (5,438)
                                          -------      -------      -------
   Net cash used in investing
   activities                            (250,891)     (39,460)     (36,548)
Cash flows from financing                 -------      -------      -------
 activities:
Proceeds from stock issuances                 442        1,115        1,519
Proceeds of debt                          293,722       19,548           -
Payment of debt                           (77,240)      (2,625)      (3,705)
Purchase of treasury stock                      -      (36,424)     (22,322)
Net cash provided by (used in)            -------      -------      -------
 financing activities                     216,924      (18,386)     (24,508)
                                          -------      -------      -------
Effect of Foreign currency rate
 fluctuations on cash and cash
 equivalents                               (1,785)         485       (1,083)
                                          -------      -------      -------
Net increase (decrease) in cash and
 cash equivalents                          51,784      (28,204)    (121,698)
Cash and cash equivalents:
 Beginning of year                         35,934       64,138      185,836
                                          -------      -------      -------
 End of year                              $87,718     $ 35,934     $ 64,138
                                          =======      =======      =======


          See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
The Company is a multi-national designer, manufacturer and distributor of integrated electronic security systems, utilizing proprietary RF technologies, designed primarily to help retailers prevent losses caused by theft of merchandise. The Company markets a wide range of these systems, including Electronic Article Surveillance Systems (EAS) systems, CCTV systems, fire and burglar alarm systems and access control systems, primarily to retailers in the following market segments: hard goods (supermarkets, drug stores, mass merchandisers and music/electronics stores) and soft goods (apparel). The Company also markets its products and services to libraries.

On December 10, 1999 the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG, an international provider of value-added labeling solutions for article identification and security to improve customer sales and processes, primarily in the retail sector and in the retail supply chain. Meto has four principal products: Barcode Labeling Systems, which are automatic identification systems primarily for use in the retail sector and retail-related industries; Hand-held Labeling Systems, which are hand-held price marking systems used primarily by retailers; Retail Merchandising Systems, which are a range of products, primarily for in-store retail promotion, display and other information delivery purposes; and EAS systems.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority owned subsidiaries (Company). All intercompany transactions are eliminated in consolidation.

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

Fiscal Year
-----------
The Company's fiscal year is the 52 week period ending the last Sunday of December. References to 1999, 1998, and 1997 are for the 52 weeks ended December 26, 1999, December 27, 1998, and December 28, 1997, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to the 1998 and 1997 financial statements and related footnotes to conform to the 1999 presentation.

Revenue Recognition
-------------------
Revenue from the sale of equipment is recognized upon shipment or the acceptance of a customer order to purchase equipment currently rented. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

Cash and Cash Equivalents
-------------------------
Cash in excess of operating requirements is invested in short-term, income producing instruments. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

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

Excess of Purchase Price Over Fair Value of Net Assets Acquired
---------------------------------------------------------------
The excess of purchase price over the fair value of net assets acquired is amortized over the estimated future periods to be benefited, ranging from 20 to 30 years. Accumulated amortization approximated $18,267,000 and $14,077,000 at December 26, 1999 and December 27, 1998, respectively.

Long-Lived Assets
-----------------
The Company reviews its long-lived assets, including the excess of purchase price over fair value of net assets acquired and intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows (undiscounted), then the loss is recognized on the Consolidated Earnings Statement. The amount of an impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

Long-Term Customer Contracts
----------------------------
Included in Other Assets are unbilled receivables and other assets relating to long-term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements (referred to by management as the "Comprehensive Tag Program"). The duration of these programs typically range from three to five years. The receivables approximated $36,088,000 and $44,083,000 at December 26,1999 and December 27, 1998, respectively.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred, and approximated $7,278,000, $8,018,000, and $7,604,000,in 1999, 1998, and 1997, respectively.

Royalty Expense
---------------
Royalty expenses incurred approximated $3,986,000, $4,354,000, and $4,134,000, in 1999, 1998, and 1997, respectively.

Intangibles
-----------
Intangibles consist of patents, rights, customer lists and software development. Intangibles are amortized on a straight-line basis over their useful lives which range between seven and thirteen years, or legal life, whichever is shorter. Accumulated amortization approximated $12,678,000 and $9,730,000 at December 26, 1999 and December 27, 1998, respectively.

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

Capitalized software development costs were $6,834,000 and $5,768,000 at December 26, 1999 and December 27, 1998, respectively, net of accumulated amortization costs of $3,461,000 and $2,708,000 at December 26, 1999 and December 27, 1998, respectively.

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


Accounting for Foreign Currency Translation and Transactions
------------------------------------------------------------
The Company's balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Revenues, costs and expenses of the Company's foreign subsidiaries are translated into U.S. dollars at the average rate of exchange in effect during each reporting period. In addition, gains or losses on long-term intercompany transactions are excluded from the results of operations and accumulated in the aforementioned as a separate component of consolidated shareholders' equity. All other foreign transaction gains and losses are included in the results of operations.

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

Note 2.  INVENTORIES


Inventories consist of the following:
                                                 1999              1998
                                                 ----              ----
                                                       (Thousands)
      Raw materials                           $ 14,544          $  6,661

      Work-in-process                           10,984             1,821

      Finished goods                            73,620            70,143
                                               -------           -------
         Totals                               $ 99,148          $ 78,625
                                               =======           =======


Note 3.  REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
         EQUIPMENT


The major classes are:
                                                 1999              1998
                                                 ----              ----
                                                      (Thousands)
    Revenue equipment on operating lease
     Equipment rented to customers            $ 51,667          $ 48,404

     Accumulated depreciation                  (33,002)          (24,216)
                                               -------           -------
                                              $ 18,665          $ 24,188
                                               =======           =======

    Property, plant and equipment
     Land                                     $ 11,291          $  8,064
     Building                                   56,627            27,728
     Machinery & equipment                     183,784            91,423
     Leasehold improvements                      8,736             3,952
                                               -------           -------
                                               260,438           131,167

     Accumulated depreciation                 (131,557)          (45,405)
                                               -------           -------
                                              $128,881          $ 85,762
                                               =======           =======


Depreciation expense on the Company's revenue equipment on operating lease and property, plant and equipment, was $19,698,000, $18,191,000, and $16,307,000, for 1999, 1998, and 1997, respectively.

Note 4.  SHORT-TERM DEBT AND CURRENT PORTION OF LONG-TERM DEBT

Short-term debt and current portion of long-term debt at December 26, 1999 and at December 27, 1998 consisted of the following:

                                        1999               1998
                                       ------             ------
                                              (Thousands)
Current portion of long-term debt     $30,127            $ 5,462

Overdraft facilities and lines of
  credit with interest rates ranging
  from 1.625% to 5.50%                 17,553              4,991
                                       ------             ------
Total short-term debt and
  current portion long-term debt      $47,680            $10,453
                                      =======            =======
Note 5.  LONG-TERM DEBT

Long-term debt at December 26, 1999 and December 27, 1998 consisted of the following:
                                        1999               1998
                                       ------             ------
                                               (Thousands)
Seven year $7 million term
  note with interest at 4.9%           $    -            $ 1,050
Six year $8 million term note
  with interest at 6.5%                     -              1,412
Eight year $12 million private
  placement note with interest
  at 8.27%                                  -             12,000
Eight year $15 million private
  placement note with interest
  at 9.35%                                  -             15,000
Five year $100 million multi-
  currency variable interest rate
  uncollateralized revolving credit
  facility                                  -             20,934
Six and one-half year EUR 244
  million variable interest rate
  collateralized term loan            246,904                  -
Six and one-half year $25 million
  variable interest rate
  collateralized loan                  25,000                  -
Six and one-half year $150 million
  multi-currency variable interest
  rate collateralized revolving
  credit facility                      21,818                  -
                                      -------            -------
Total                                 293,722             50,396
Less current portion                  (30,127)            (5,462)
                                      -------            -------
Total long-term portion              $263,595            $44,934
                                      =======            =======

In connection with the acquisition of Meto AG, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest on the new facility resets quarterly and is based on the Eurocurrency base rate plus an applicable margin. At December 26, 1999, 244 million Euro (approximately $246.9 million) and $25 million were outstanding under the term loan and 2.23 billion Japanese Yen (approximately $21.8 million) was outstanding under the revolving credit facility.

The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, the Company incurred an after-tax extraordinary loss of $0.6 million, or $.02 per share.

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to capitalization, interest coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay cash dividends. The aggregate maturities on all long-term debt are:

                                           (Thousands)
                                           -----------
          2000                               $30,127
          2001                                34,532
          2002                                39,426
          2003                                39,426
          2004                                49,758
          2005                                59,003
          Thereafter                          41,450
                                            --------
                Total                       $293,722
                                            ========

Note 6. SUBORDINATED DEBENTURES

In November 1995, the Company completed the private placement of $120,000,000 of Convertible Subordinated Debentures (Debentures) with an annual interest rate of 5.25%. The Debentures are uncollateralized and subordinated to all senior indebtedness. The Debentures will be convertible into Common Stock, at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of Common Stock for each $1,000 principal amount of Debentures), at any time on and after the Exchange Date (as defined in the Debentures) and prior to redemption or maturity. The Debentures will mature on November 1, 2005 and are redeemable, in whole or in part, at the option of the Company. The net proceeds generated to the Company from this transaction approximated $116,000,000.

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

Note 7.  STOCK OPTIONS

The Company's 1992 Stock Option Plan (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of Common Stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 26, 1999 total 10,703,910. At December 26, 1999, December 27, 1998 and December 28, 1997 a total of 1,296,090; 1,781,981 and 2,192,114 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

Options that were fully vested and exercisable totaled 3,631,112 as of December 26, 1999. Options that were outstanding but not yet vested or exercisable totaled 1,597,172 as of December 26, 1999.

The following schedules summarize stock option activity and status:

                                              NUMBER OF SHARES
                                       ----------------------------------
                                          1999        1998         1997
                                       ----------------------------------
Outstanding at beginning of year       4,782,765   4,521,616    3,222,222
Granted                                  905,500     800,100    1,574,600
Exercised                                (51,000)   (138,356)    (198,606)
Canceled                                (408,981)   (400,595)     (76,600)
                                       ---------   ---------    ---------
Outstanding at end of year             5,228,284   4,782,765    4,521,616
                                       =========   =========    =========

                                                WEIGHTED-AVERAGE PRICE
                                             ---------------------------
                                              1999      1998      1997
                                             ---------------------------
Outstanding at beginning of year             $14.27    $14.78    $13.94

Granted                                        7.77    $12.09    $16.85

Exercised                                      8.65    $ 8.07    $ 7.65

Canceled                                      17.67    $18.24    $17.17
                                             ------    ------    ------
Outstanding at end of year                   $13.24    $14.27    $14.78
                                             ======    ======    ======

Following is a summary of stock options outstanding as of December 26, 1999:


                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------
                              Weighted
                 Number       Average       Weighted   Number       Weighted
                 Outstanding  Remaining     Average    Exercisable  Average
  Range of       As of        Contractual   Exercise   As of        Exercise
Exercise Price   12/26/99     Life          Price      12/26/99     Price
-----------------------------------------------------------------------------
$ 3.88--$ 7.56   1,429,038      6.42        $ 6.18       638,538     $ 4.46
$ 7.66--$11.00   1,380,098      7.19        $10.04       877,426     $ 9.83
$11.25--$16.06   1,342,100      7.35        $14.53     1,064,826     $14.33
$16.50--$28.38   1,077,048      7.07        $25.12     1,050,322     $25.29
-----------------------------------------------------------------------------
$ 3.88--$28.38   5,228,284      7.00        $13.24     3,631,112     $14.68

Stock options granted prior to July 1, 1997, were vested upon grant.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      1999         1998         1997
                                      ----         ----         ----
                                                (Thousands)
Net Income
           As reported               $6,666       $17,685      $ 8,228
           Pro forma                 $3,595       $15,252      $ 4,380

Diluted earnings per share
           As reported               $0.22        $  0.53      $  0.23
           Pro forma                 $0.12        $  0.46      $  0.11


The following assumptions were used in estimating fair value of stock options:

                                      1999         1998         1997
                                      ----         ----         ----
     Dividend yields                  None         None         None
     Expected volatility              .487         .485         .555
     Risk-free interest rates          6.1%         6.1%        6.25%
     Expected life (in years)          3.1          3.1          3.2


Note 8.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 1999, 1998, and 1997, respectively, included payments for interest of $9,674,000, $9,569,000 and, $9,571,000, and income taxes of
$2,950,000, $9,555,000, and $8,143,000.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...............    $460,252,000
     Cash paid and direct costs incurred
      for the capital stock......................     265,135,000
                                                     ------------
     Liabilities assumed.........................    $195,117,000
                                                     ============


On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags. The Company had held a one-third interest in Tokai since 1995.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired................   $ 28,560,000
     Cash paid and direct costs incurred
      for the capital stock.......................     28,285,000
                                                     ------------
     Liabilities assumed..........................   $    275,000
                                                     ============


In 1997, the Company acquired all of the capital stock of: (i) 2M Holding ApS;
(ii) D&D Security; and (iii) Evagard PLC. In 1997, the Company purchased all the assets of Check Out Security Systems.

In conjunction with these acquisitions, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...............    $  9,590,000
     Cash paid and direct costs incurred
      for the capital stock......................       5,988,000
                                                     ------------
     Liabilities assumed.........................    $  3,602,000
                                                     ============

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

Note 10. STOCK REPURCHASE

On October 23, 1998, the Board of Directors authorized the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of December 26, 1999, the Company has purchased 3,441,300 shares of common stock for an average price of $12.02 per share under the 1997 program, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program. There were no stock repurchases in 1999.

Note 11.  EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per share, adopted in the fourth quarter of 1997.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       -------------------------------------
                                          1999          1998          1997
                                       -------------------------------------
                                      (In thousands, except per share amounts)
Basic earnings per share:
 Earnings before
 extraordinary item                     $ 7,258        $17,685       $ 8,228
                                        =======        =======       =======
Net earnings                            $ 6,666        $17,685       $ 8,228
                                        =======        =======       =======

  Average Common Stock outstanding       30,146         32,302        34,020
  Basic earnings per share before
  extraordinary item                    $   .24        $   .55       $   .24
                                        =======        =======       =======
  Basic earnings per share              $   .22        $   .55       $   .24
                                        =======        =======       =======
Diluted earnings per share:
  Earnings before extraordinary
  item available for Common Stock
  and diluted securities (1)            $ 7,258        $17,685       $ 8,228
                                        =======        =======       =======
  Net earnings available for Common
   Stock and dilutive securities (1):   $ 6,666        $17,685       $ 8,228
                                         ======        =======       =======

Average Common Stock outstanding         30,146         32,302        34,020

   Additional common shares
     Resulting from Stock Options           382            970         1,164
                                        -------        -------       -------
Average Common Stock and dilutive
    stock outstanding (1)                30,528         33,272        35,184
                                        =======        =======       =======
  Diluted earnings per share before
  extraordinary item                    $   .24        $   .53       $   .23
                                        =======        =======       =======
  Diluted earnings per share            $   .22        $   .53       $   .23
                                        =======        =======       =======

(1) Conversion of the subordinated debentures for 1999, 1998, and 1997 are not included in the above calculation as they are anti-dilutive.

Note 12. INCOME TAXES

The domestic and foreign components of earnings (losses) before income taxes are:

                                          1999          1998          1997
                                          ----          ----          ----
                                                    (Thousands)
Domestic                                $19,009       $27,864       $35,496

Foreign                                  (8,802)       (1,680)      (21,931)
                                        -------       -------       -------
Total                                   $10,207       $26,184       $13,565
                                        =======       =======       =======

The related provision for income taxes consist of:

                                           1999         1998          1997
                                           ----         ----          ----
Currently Payable                                   (Thousands)
    Federal                             $ 3,531      $ 5,970       $10,739
    State                                   300          300           391
    Puerto Rico                             554          572           513
    Foreign                               1,650        1,284           313
  Deferred
    Federal                                 927        2,935        (2,857)
    State                                     -            -           (81)
    Puerto Rico                             137          192           193
    Foreign                              (4,184)      (2,744)       (3,766)
                                        -------      -------        ------
Total Provision                         $ 2,915      $ 8,509       $ 5,445
                                        =======      =======       =======

Deferred tax assets/liabilities at December 26, 1999 and December 27, 1998 consist of:

                                          1999       1998
                                          ----       ----
                                             (Thousands)

Inventory                               $ 5,754        $ 2,878
Accounts receivable                       1,579          1,123
Net operating loss carryforwards         24,656         22,224
Restructuring                            11,357            640
Pension                                   4,598              -
Other                                     2,519          1,258
Valuation allowance                     (19,717)       (19,090)
                                        -------        -------
Deferred tax assets                      30,746          9,033
                                        -------        -------
Depreciation                              2,855          2,414
Intangibles                               1,272          1,669
Other                                     2,621          1,198
                                        -------        -------
Deferred tax liabilities                  6,748          5,281
                                        -------        -------
Net deferred tax asset
(liability)                             $23,998        $ 3,752
                                        =======        =======

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 1999, 1998, and 1997, a full provision was made for tollgate taxes. The Company has not provided for tollgate taxes on approximately $31,000,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The net operating loss carryforwards as of December 26, 1999 in the amount of $76,379,000 includes $37,600,000 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of the pre-acquisition loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 1999, $15,643,000 of foreign tax losses expired. A full valuation allowance had been recorded in 1998 against these losses. In 1999, a valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized.

Of the total foreign net operating loss carryforwards available, $20,480,000 expire beginning January 2000 through December 2009, and the remaining portion may be carried forward indefinitely.

A reconciliation of the statutory U.S. Federal income tax rate with the effective income tax rate follows:

                                               1999        1998        1997
                                               ----        ----        ----
Statutory federal income tax rate              35.0%       35.0%       35.0%

Tax exempt earnings of subsidiary in
 Puerto Rico                                  (26.9)      (13.8)      (35.5)

Non-deductible goodwill                        12.8         5.1         8.0

Foreign losses with no benefit                 16.0         9.1        30.3

State and local income taxes, net
 of federal benefit                             6.0         2.2         5.2

Benefit of foreign sales corporation           (4.1)       (2.7)       (2.6)

Foreign loss carryforwards utilized           (17.1)       (2.4)          -

Foreign rate differentials                      4.9           -        (0.3)

Other                                           2.0           -           -
                                              ------      ------      ------
Effective tax rate                             28.6%        32.5%       40.1%
                                              ======      ======      ======

Note 13.  EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over three to six years of service. The Company's contributions under the plans approximated $672,000, $690,000, and $579,000, in 1999, 1998,
and 1997, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees, other than employees of the Company's subsidiaries in Australia, Argentina, Brazil, Europe, Japan and Mexico may contribute up to $80 per week to a trust for the purchase of the Company's Common Stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $176,000, $220,000, and $238,000, in 1999, 1998, and 1997, respectively.

Under the Company's 1999 Bonus Plan, employees of the Company are divided into four groups, with each group having a targeted bonus percentage which is adjusted depending on earnings per share growth. In 1999, 1998 and 1997, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided.

With the acquisition of Meto, the Company maintains several defined benefit pension plans covering approximately 60% of the total Meto workforce at December 26, 1999. The table below sets forth the funded status of plans and amounts recognized in the accompanying balance sheets.

                                              December 26,
                                                  1999
                                              ------------

Actuarial Present Value of:
  Vested benefits                               $45,342
  Unvested benefits                               1,240
                                                -------
Accumulated benefit obligation                   46,582
Effect of projected future compensation
  Levels                                          6,577
                                                -------
Projected benefit obligations                    53,159
Fair value of plan assets                         5,000
                                                -------
Net Pension Benefit Obligation                  $48,159
                                                =======

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:


Discount rate                                        6.0%
Expected rate of return on plan assets               6.5%
Expected rate of increase in future
  Compensation levels                                3.5%

As Meto was acquired on December 10, 1999, the pension expense had an insignificant impact on the results of operations.

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

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the U.S. dollar from its foreign sales subsidiaries. The term of the currency exchange forward contracts is rarely more than one year. During 1999, the Company also entered into a range forward option in Euros which provided the Company with limited protection against exchange rate volatility for converting Euros into U.S. dollars. Unrealized and realized gains and losses on these contracts and options are included in Other Income (loss),net. Notional amounts of currency exchange forward contracts outstanding at December 26, 1999 were $44,787,208, with various maturity dates ranging through the end of 2000. At December 27, 1998, the notional amounts of currency exchange forward contracts outstanding were $41,898,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated.

Aggregate foreign currency transaction gains/(losses) in 1999, 1998, and 1997 were ($1,610,000), ($981,000), and $458,000, respectively, and are included in Other Income (loss), net in the Consolidated Earnings Statement.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts or options at December 26, 1999.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 26, 1999 and December 27, 1998:

                                      1999                    1998
                               -------------------      ------------------
                               Carrying     Fair        Carrying     Fair
                               Value        Value       Value        Value
                               --------     -----       --------     -----
                                               (Thousands)

Long-term debt (including
 current maturities) (1)      $(311,275)  (311,275)       $(56,429)  $(57,498)

Subordinated debentures(1)     (120,000)   (92,664)       (120,000)   (99,750)
Currency exchange
 forward contracts
 and options(2)                   2,457      2,457             554        554


(1) The carrying amounts are reported on the balance sheet under the indicated captions.

(2) The carrying amounts represent the net unrealized gain(loss) associated with the contracts and options at the end of the period. Such amounts are included in Other Current Liabilities.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to the Company for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The long-term debt agreements have various due dates with none of the agreements extending beyond the year 2006.

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

Note 15.  PROVISION FOR RESTRUCTURING

A restructuring reserve was established in 1999 for costs related to the integration of Meto AG. A portion of these costs resulted in a before-tax charge of $11.8 million ($0.27 per-share after tax) largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million), asset impairments ($4.5 million)and other integration expenses ($0.9 million) of Checkpoint Systems, the acquiring company. The charge for asset impairments relates to leasehold improvements on facilities to be abandoned, and related computer hardware and software as well as previously acquired goodwill. The impairment was measured based on the assumption that the identified assets are held for use until the projected date of abandonment. An additional $20.7 million associated with severance costs for approximately 289 employees of the acquired company, and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in the support services, including selling, technical and administrative staff functions.

The company anticipates that the restructuring will be substantially completed by the end of year 2000.

Further charges for restructuring are expected during year 2000 as the Company continues to evaluate and align its business portfolio with its stated goal.


                      Reserve
                      at Begin-   Charged     Increase/    Reserve
                      ning of     to          (Decrease)   at End
                      year        Earnings    Goodwill     of Year
                      ---------   ---------   ----------   ---------
                                 (Thousands of Dollars)
Severance and
 other employee
 related charges      $       -    $3,097      $17,642     $20,739

Lease termination
 Costs                        -     3,248        3,060       6,308
                      ---------   ---------   ---------   ---------
                      $       -    $6,345      $20,702     $27,047
                      =========   =========   =========   =========

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

Note 16.  COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution centers and certain production facilities. Rental expense for all operation leases approximated $5,619,000, $7,613,000, and $7,055,000, in 1999, 1998 and 1997, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 26, 1999 are: $11,110,726 (2000); $8,060,054 (2001); $5,816,630
(2002); $4,595,339 (2003); and $8,202,557 thereafter.

As a result of the Meto acquisition, the Company obtained several other non-cancelable operating leases. Future minimum payments included above under the Meto operating leases having non-cancelable terms at December 26, 1999 are:
$6,692,431 (2000); $4,685,105 (2001); $3,451,068 (2002); $2,695,926 (2003); and
$3,572,052 thereafter. In addition, Meto Germany is renting its German laminating facility, to Raflatac Produktions GmbH. In connection with the rental agreement the Company has agreed to purchase a certain volume of paper, which equates to approximately 50% of its current annual world-wide paper consumption, for the duration of the rental term. The facility rental agreement provides for a termination fee of $2,061,769 prior to 2009 and $515,190 after 2009 to be paid by the terminating party.

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

The Company has a worldwide license to distribute a point-of-sale front-end monitoring system being marketed under the name Viewpoint(R). Marketing of this product began in 1992. The Company pays a one-time site license fee for each site installed.

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

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. Subsequently, the Company has increased its ownership to approximately 99.2%. The aggregate purchase price for the shares acquired was $260.5 million, plus transaction costs of $4,635,000. In connection with the acquisition, the Company entered into a new $425 million credit facility provided by several lenders. The credit facility includes a $275 million term note and a $150 million revolving line of credit. The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, Checkpoint incurred $7.2 million in placement fees which have been capitalized and are being amortized over the term of the new facility. In addition, the Company incurred a $852,000 pre-tax extraordinary charge consisting of $745,000 prepayment penalty and the write-off of $107,000 of unamortized deferred financing costs related to debt extinguishment.

The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of approximately $252 million which is being amortized on a straight-line basis over 30 years. The purchase price allocation is a preliminary allocation and the recorded goodwill is subject to further adjustment resulting primarily from the completion of the exit plans associated with the Meto integration, which could result in additional liabilities, and adjustments to the fair value of net assets acquired. The allocation of the purchase price is expected to be completed during the year 2000.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition Meto had taken place at the beginning of each period presented.

                                              1999              1998
                                            --------          -------
                                          (Thousands, except per share data)

Net revenue                                 $736,523          $745,571
Net earnings (loss)                         $ (7,612)(1)      $  6,638(1)
Diluted earnings (loss)per share            $   (.25)         $    .20

(1) Amounts include extraordinary loss after-tax of $592 relating to early extinguishment of debt.

The pro forma results of operations are for comparative purposes only and reflect increased amortization, interest expense, and restructuring costs resulting from the acquisitions described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

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

Note 19.  BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Checkpoint is a designer, manufacturer and distributor of integrated electronic security systems - utilizing proprietary radio frequency (RF) technologies - designed primarily to help retailers prevent losses caused by the theft of merchandise. The Company operates in four business segments consisting of (i) electronic article surveillance (EAS) systems; (ii) domestic closed circuit television (CCTV) systems, fire and burglary, and point-of-sale (POS) monitoring systems; (iii) electronic access control systems (EAC); and (iv) RFID development. Information by business segment is set forth below:


(A) Business Segments
                                           1999         1998          1997
                                         --------     --------      --------
                                                    (Thousands)
Business segment net revenue:
   Electronic Article
    Surveillance(1)(2)                   $293,074     $297,200     $278,635
   Domestic CCTV, Fire, Burglary           48,905       53,745       45,834
   Access Control                          14,269       11,462       11,495
   RFID                                       135            -            -
   Meto (4)                                14,159            -            -
                                         --------     --------     --------
Total                                    $370,542     $362,407     $335,964
                                         --------     --------     --------

Business segment operating income (loss):
   Electronic Article
    Surveillance(1)(3)                   $ 10,126     $ 25,637     $  8,221
   Domestic CCTV, Fire, Burglary            3,486        4,190        2,039
   Access Control                           3,871        2,877        2,544
   RFID - Development                      (2,512)      (2,041)      (1,100)
   Meto (4)                                 1,203            -            -
                                         --------     --------     --------
Total                                    $ 16,174     $ 30,663     $ 11,704
                                         --------     --------     --------

Business segment assets (net):
   Electronic Article
     Surveillance(1)                     $697,142     $464,119     $470,507
   Domestic CCTV, Fire, Burglary           30,597       34,672       37,499
   Access Control                           6,618        7,745        8,419
   RFID - Development                       1,544        1,127            9
   Meto (4)                               208,972            -            -
                                         --------     --------     --------
Total                                    $944,873     $507,663     $516,434
                                         --------     --------     --------

                                          1999         1998         1997
                                        --------     --------     --------
                                                    (Thousands)
Business segment property, plant and equipment:

Depreciation
   Electronic Article Surveillance(1)    $ 17,557     $ 17,303     $ 15,822
   Domestic CCTV, Fire, Burglary              749          688          452
   Access Control                               9           33           32
   RFID - Development                         283          167            1
   Meto(4)                                  1,100            -            -
                                         --------     --------     --------
Total                                    $ 19,698     $ 18,191     $ 16,307
                                         --------     --------     --------

Net Additions
   Electronic Article Surveillance(1)    $ 10,588     $ 42,741     $ 38,073
   Domestic CCTV, Fire, Burglary              117          694        2,400
   Access Control                               -           20            5
   RFID - Development                         (46)       1,294           10
   Meto                                    47,629            -            -
                                         --------     --------     --------
Total                                    $ 58,288     $ 44,749     $ 40,488
                                         --------     --------     --------


   (1) Electronic Article Surveillance (EAS) segment numbers include the Company's manufacturing and corporate activity. Additionally, included in the EAS amounts are the Company's foreign CCTV, Fire, and Burglary which represents approximately 4%, 4%, and 3% of the Company's total consolidated revenue for 1999, 1998, and 1997, respectively.
   (2) Included in EAS revenues are the initial sales of the Company's RFID products.
   (3) EAS operating income (loss) includes: (i) a restructuring charge of $11.8.million in 1999;(ii) a restructuring charge reversal of $0.6 million in 1998; and (iii) a restructuring charge of $9.0 million and non-recurring charges of $8.1 million in 1997.
   (4) The 1999 results include the operations of the Meto business from the date acquired, December 10, 1999. The Company is currently evaluating the effects of the acquisition on the Current Segment Reporting.


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

The following tables show sales, operating earnings and other financial information by geographic area for the years 1999, 1998, and 1997.

                         North America
                         and Puerto Rico      Europe       Other(1)     Total
                         ---------------     ---------     --------    -------
                                            (Thousands)
   1999
Net Sales from
 Unaffiliated Customers      $190,117       $122,531      $ 57,894     $370,542
Operating Income(Loss)       $  8,960(2)    $  6,061(3)   $  1,153(4)  $ 16,174
Long-lived Assets            $311,086       $113,214      $ 53,993     $478,293

   1998
Net Sales from
   Unaffiliated Customers    $211,780       $100,391      $ 50,236     $362,407
Operating Income(Loss)       $ 29,668       $  1,585(5)   $   (590)    $ 30,663
Long-lived Assets            $ 80,921       $ 67,316      $ 45,018     $193,255

   1997
Net Sales from
 Unaffiliated Customers      $192,727       $100,500      $ 42,737     $335,964
Operating Income(Loss)       $ 29,372(6)    $(12,121)(7)  $ (5,547)(8) $ 11,704
Long-lived Assets            $ 85,396       $ 66,238      $ 18,065     $169,699



(1) Other includes the Company's operations in Mexico, Argentina, Australia, Brazil, Japan, Hong Kong, Malaysia and New Zealand.
(2) Includes a pre-tax restructuring charge of $0.7 million.
(3) Includes a pre-tax restructuring charge of $10.1 million.
(4) Includes a pre-tax restructuring charge of $0.1 million.
(5) Operating income(loss) includes a pre-tax restructuring charge reversal of $0.6 million.
(6) Includes a pre-tax restructuring charge of $1.6 million.
(7) Includes a pre-tax restructuring charge of $6.6 million.
(8) Includes a pre-tax restructuring charge of $0.8 million.

The Company's export sales to foreign distributors approximated $8,899,000, $10,897,000, and $13,539,000, in 1999, 1998, and 1997, respectively. Sales by the Company's foreign subsidiaries in Argentina, Australia, Canada, Western and Southern Europe, Scandinavia, Brazil, Japan, Hong Kong, Malaysia, New Zealand and Mexico totaled $180,125,000 in 1999, $156,384,000 in 1998, and
$144,994,000 in 1997.

Note 20.  MINORITY INTEREST

On December 10, 1999, Checkpoint Systems, Inc. ("Checkpoint" or the "Company") consummated its acquisition of 98.57% of the outstanding shares of Meto AG ("Meto") pursuant to a cash tender offer. The aggregate purchase price for the shares was $260.5 million, plus transaction costs of $4,635,000. The Company's Consolidated Balance Sheet includes 100% of the assets and liabilities of Meto. The 1.43% interest in Meto, owned by other parties, and the earning/losses therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheet and Consolidated Earnings Statement, respectively.

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

Note 21. PENDING ACCOUNTING PRONOUNCMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 137, is scheduled to be effective for fiscal years beginning after June 15, 2000. The Company expects to adopt this standard as required in fiscal year 2001 and, because of continual business-driven changes to its derivatives and hedging programs, has not fully assessed its potential impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

The Company is currently assessing the impact, if any, that the SAB will have on its revenue recognition policy. The Company currently recognizes revenue upon shipment of EAS hardware. The SAB could require the Company to recognize revenue upon installation of EAS hardware. Any change resulting from the application of the accounting described in the SAB will be reported as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, in the first quarter of 2000. Should the Company determine that the aforementioned change in policy is required, the cumulative effect would range from $1.0 million - $3.0 million.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 5, 1999, which management expects to file with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

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

         Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.

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

         Exhibit 10.1   1998 Bonus Plan.

         Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998

         Exhibit 10.3 Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item
                        (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.

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

         Exhibit 10.6 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is hereby incorporated by reference.

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

         Exhibit 10.9 Employment Agreement with Kevin P. Dowd is incorporated herein by reference.

         Exhibit 10.10 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.

         Exhibit 10.11  Amendment to Employment Agreement with Kevin P. Dowd

         Exhibit 21     Subsidiaries of the Registrant.

         Exhibit 23     Consent of Independent Accountants.

         Exhibit 24     Power of Attorney, contained in signature page.

         Exhibit 27     Financial Data Schedule.


(b) Reports on Form 8-K

      The Registrant filed the following reports: (i) Form 8-K filed December 27, 1999 reporting that the Registrant consummated its acquisition of 98.5% of the outstanding shares of Meto AG and (ii) Form 8-K/A filed February 25, 2000 filing the required financial statements and pro forma financial information relating to the aforementioned acquisition.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements                                           PAGE
     ------------------------
     The following consolidated financial statements are included in
     Part II, Item 8:

     Report of Independent Accountants..............................     40

     Consolidated Balance Sheets as of December 26, 1999 and
     December 28, 1997 and .........................................     41

     Consolidated Earnings Statements for each of the years
       in the three-year period ended December 26, 1999.............     42

     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 26, 1999............................................     43

     Consolidated Statements of Comprehensive Income for each of the
       years in the three-year period ended December 26,1999........     44

     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 26, 1999.............     45

     Notes to Consolidated Financial Statements.....................  46-73

     (a) 2. Financial Schedule
     -------------------------

     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:

     Schedule II - Valuation and Qualifying Accounts...............      78

                     CHECKPOINT SYSTEMS, INC.


SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

                                    Addition
                        Balance at  through   Charged to              Balance at
                        Beginning   Acqui-    Costs and               End of
Year  Classification    of Year     sition    Expenses    Deductions  Year
----  --------------    --------   --------  ----------   ----------  ---------

1999  Allowance for
      doubtful accounts   $5,556   $4,539    $2,180       $1,796     $10,479
                          ------   ------    ------       ------      ------
1998  Allowance for
      doubtful accounts   $5,703        -    $1,672       $1,819      $5,556
                          ------   ------    ------       ------      ------

1997  Allowance for
      doubtful accounts   $4,282        -    $1,822       $  401      $5,703
                          ------   ------    ------       ------      ------


INDEX TO EXHIBITS


EXHIBIT               DESCRIPTION
-------               -----------


EXHIBIT 10.1        1999 Bonus Plan

EXHIBIT 10.11       Amendment to Employment Agreement with Kevin P. Dowd

EXHIBIT 21          Subsidiaries of Registrant

EXHIBIT 23          Consent of Independent Accountants

EXHIBIT 24          Power of Attorney, Contained in Signature

EXHIBIT 27          Financial Data Schedule

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March XX, 2000.

CHECKPOINT SYSTEMS, INC.

/s/ Kevin P. Dowd
-----------------------------------
President, Chief Executive Officer,
and Director

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

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----

/s/Kevin P. Dowd             President, Chief                   March 27, 2000
------------------------     Executive Officer and Director

/s/Jeffrey A. Reinhold       Senior Vice President,             March 27, 2000
------------------------     Chief Financial Officer,
                             and Treasurer

/s/W. Craig Burns            Vice President - Corporate         March 27, 2000
------------------------     Corporate Controller and
                             Chief Accounting Officer

/s/Roger D. Blackwell        Director                           March 27, 2000
------------------------

/s/Richard J. Censits        Director                           March 27, 2000
------------------------

/s/David W. Clark, Jr.       Director                           March 27, 2000
------------------------

                        SIGNATURES AND POWER OF ATTORNEY
                                   (continued)



/s/Alan R. Hirsig             Director                         March 27, 2000
------------------------

/s/William P. Lyons, Jr.      Director                         March 27, 2000
------------------------

/s/Raymond R. Martino         Director                         March 27, 2000
------------------------

/s/Albert E. Wolf             Director                         March 27, 2000
------------------------