Form 10-Q
period 2000-03-26
CHECKPOINT SYSTEMS INC
filed 2000-05-10
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549


 ---------------------------------------------------------------------------
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



Commission file number        1-11257
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


                             (856) 848-1800
 ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

As of May 5, 2000, there were 30,210,134 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                               Page No.
                                                               --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                          3

              Consolidated Statements of Operations                4

              Consolidated Statement of Shareholders' Equity       5

              Consolidated Statements of Comprehensive Income      5

              Consolidated Statements of Cash Flows                6

              Notes to Consolidated Financial Statements        7-12

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations       13



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                    18

      SIGNATURES                                                  18

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               March 26,         Dec. 26,
                                                 2000              1999
                                               --------          --------
                ASSETS                        (Unaudited)
                                                      (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 75,755          $ 87,718
  Accounts receivable, net of allowances
       of $11,918,000 and $10,479,000           166,794           184,378
  Inventories, net                              101,281            99,148
  Other current assets                           26,373            27,346
  Deferred income taxes                          21,029            21,210
                                                -------           -------
           Total current assets                 391,232           419,800
REVENUE EQUIPMENT ON OPERATING LEASE, net        18,060            18,665
PROPERTY, PLANT AND EQUIPMENT, net              123,112           128,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                   313,476           316,536
INTANGIBLES, net                                 14,593            14,211
OTHER ASSETS                                     45,293            46,780
                                                -------           -------
TOTAL ASSETS                                   $905,766          $944,873
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 40,754          $ 47,680
  Accounts payable                               42,411            45,892
  Accrued compensation and
   related taxes                                 22,747            25,750
  Income taxes                                   26,541            35,370
  Unearned revenues                              25,202            18,338
  Restructuring reserve                          22,304            27,047
  Other current liabilities                      37,805            36,537
                                                 ------            ------
  Total current liabilities                     217,764           236,614
LONG-TERM DEBT, LESS CURRENT MATURITIES         251,751           263,595
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      64,122            67,893
MINORITY INTEREST                                   450               976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   36,559,634 and 36,522,584                      3,655             3,652
  Additional capital                            233,914           233,617
  Retained earnings                             104,582           111,224
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Other comprehensive loss                      (26,062)          (28,288)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      251,679           255,795
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $905,766          $944,873
                                                =======           =======

      See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Quarter (13 Weeks) Ended
                                       ------------------------
                                        March 26,     March 28,
                                          2000          1999
                                        -------        -------
                                  (Thousands, except per share data)

Net Revenues                            $162,561      $81,754
Cost of Revenues                          96,556       50,627
                                         -------       ------
     Gross Profit                         66,005       31,127

Selling, general and
  administrative expenses                 63,853       27,305
                                         -------       ------
Income from operations                     2,152        3,822

Interest income                            1,467        1,058
Interest expense                           6,105        2,283
Other expense, net                          (256)        (633)
                                          ------       ------
Income before taxes                       (2,742)       1,964

Income tax expense (benefit)              (1,097)         599
Minority Interest                             23           27
                                          ------       ------
Earnings before cumulative effect of
 change in accounting principle           (1,622)       1,392

Cumulative effect of change
  in accounting principle                 (5,020)           -
                                          ------       ------
Net Earnings (loss)                      ($6,642)      $1,392
                                          ======       ======
Earnings (loss) per share before
  cumulative effect of change in
  accounting principle:
Basic                                     ($0.05)       $0.05
                                          ======       ======
Diluted                                   ($0.05)       $0.05
                                          ======       ======

Earnings (loss) per share:
Basic                                     ($0.22)       $0.05
                                          ======       ======
Diluted                                   ($0.22)       $0.05
                                          ======       ======

     See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                             Three Months (13 Weeks) Ended March 26,2000
                        ----------------------------------------------------
                                                  Other
                                                  Compre-
                               Addit-             hensive
                       Common  ional    Retained  Income   Treasury
                       Stock   Capital  Earnings  (Loss)   Stock      Total
                       ------  -------  --------  ------   --------   -----
                                          (Thousands)
Balance,
December 26, 1999     $3,652  $233,617 $111,224 $(28,288) $(64,410) $255,795
Net earnings                             (6,642)                      (6,642)
Exercise of Stock
 Options                   3       297                                   300
Foreign currency
 translation adjustment                            2,226               2,226
                      ------  -------- -------- --------- --------- --------
Balance
March 26, 2000        $3,655  $233,914 $104,582 $(26,062) $(64,410) $251,679
                      ======  ======== ======== ========= ========= ========

See accompanying notes to Consolidated Financial Statements.


                                   CHECKPOINT SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)

                                         Three Months (13 Weeks) Ended
                                         -----------------------------
                                           March 26,          March 28,
                                             2000               1999
                                           --------           --------
                                                  (Thousands)

Net earnings (loss)                       $ (6,642)             $1,392

Foreign currency translation
     adjustment, net of tax                  2,226             (11,877)
                                            ------              ------
Comprehensive loss                         $(4,416)           $(10,485)
                                            ======              ======

       See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months (13 Weeks) Ended
                                              -----------------------------
                                                  March 26,     March 28,
                                                    2000           1999
                                                  --------      ---------
                                                       (Thousands)
Cash inflow (outflow) from operating activities:
Net earnings (loss)                                $(6,642)    $  1,392
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Net book value of rented equipment sold             264          256
   Revenue Equipment placed under operating lease   (1,213)      (3,732)
   Long-term customer contracts                      1,411        3,860
   Depreciation and amortization                    12,351        6,143
(Increase) decrease in current assets:
   Accounts receivable                              14,183        4,428
   Inventories                                      (5,313)       4,073
   Other current assets                                797       (1,955)
Increase (decrease) in current liabilities:
   Accounts payable                                 (1,680)        (420)
   Accrued compensation and related taxes           (3,003)        (518)
   Income taxes                                     (8,660)        (671)
   Unearned revenues                                 6,864        3,759
   Restructuring reserve                            (4,743)           -
   Other current liabilities                         1,027          744
                                                   -------      -------
   Net cash generated by operating activities        5,643       17,359
                                                   -------      -------
Cash inflow (outflow) from investing activities:
   Acquisition of property, plant and equipment     (4,029)      (1,480)
   Other investing activities                       (5,363)        (986)
                                                   -------      -------
   Net cash used by investing activities            (9,392)      (2,466)
                                                   -------      -------
Cash inflow (outflow) from financing activities:
   Proceeds from stock options                         300          124
   Proceeds from debt                                    -            -
   Payment of debt                                  (7,409)      (4,821)
                                                   -------      -------
   Net cash generated (used) by
    financing activities                            (7,109)      (4,697)
                                                   -------      -------
   Effect of Foreign currency rate on cash
   and cash equivalents                             (1,105)        (870)
                                                   -------      -------
   Net increase (decrease) in cash and cash
   equivalents                                     (11,963)       9,326
Cash and cash equivalents:
   Beginning of period                              87,718       35,934
                                                   -------      -------
   End of period                                  $ 75,755     $ 45,260
                                                   =======      =======

        See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All intercompany transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to footnote 10 and the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 26, 2000 and December 26, 1999 and its results of operations and changes in cash flows for the thirteen week periods ended March 26, 2000 and March 28, 1999.

Certain reclassifications have been made to the 1999 financial statements and related footnotes to conform to the 2000 presentation.

2.  INVENTORIES
                                  March 26,      December 26,
                                    2000            1999
                                  ---------      ------------
                                           (Thousands)
           Raw materials            $17,013           $14,544
           Work in process           10,640            10,984
           Finished goods            73,628            73,620
                                    -------           -------
                                   $101,281           $99,148
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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                           Quarter (13 weeks) Ended
                                           ------------------------
                                           March 26,       March 28,
                                             2000             1999
                                           ---------       ---------
                                          (In thousands, except per
                                               share amounts)
BASIC EARNINGS PER SHARE:
Earnings(loss) before cumulative effect
 of change in accounting principal        $ (1,622)        $  1,392
                                          ========         ========
Net earnings (loss)                         (6,642)        $  1,392
                                          ========         ========
Average Common Stock Outstanding            30,189           30,126

Basic earnings (loss) per share before
 Cumulative effect of change in
  accounting principal                    $   (.05)        $    .05
                                          ========         ========
Basic earnings (loss) per share           $   (.22)        $    .05
                                          ========         ========

DILUTED EARNINGS PER SHARE:

Earnings (loss) before cumulative effect
 of change in accounting principal
 available for Common Stock and
 diluted securities                       $ (1,622)        $  1,392
                                          ========         ========
Net earnings (loss) available for Common
 Stock and diluted Securities (1)         $ (6,642)        $  1,392
                                          ========         ========
Average Common Stock Outstanding            30,189           30,126
Additional common shares resulting
 from Stock Options                              - (2)          464
                                          --------         --------
Average Common Stock and dilutive
 stock outstanding (1)                      30,189           30,590
                                          ========         ========
Diluted earnings (loss) per share before
 cumulative effect of change in
 accounting principal                     $   (.05)        $    .05
                                          ========         ========
Dilutive earnings (loss) per share        $   (.22)        $    .05
                                          ========         ========


(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.

(2) Additional common shares resulting from stock options are not included in the first quarter 2000 calculation as they are anti-dilutive.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen week periods ended March 26, 2000, and March 28, 1999, included interest payments of $4,319,000 (2000) and $876,000 (1999) and income taxes paid of $6,702,000 (2000) and $328,000 (1999).

7.  ACQUISTION OF METO AG

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. Subsequently, the Company has increased its ownership to approximately 99.2%. The aggregate purchase price for the shares acquired was $260.5 million, plus transaction costs of $4,635,000. In connection with the acquisition, the Company entered into a new $425 million credit facility provided by several lenders. The credit facility includes a $275 million term note and a $150 million revolving line of credit. The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, Checkpoint incurred $7.2 million in placement fees which have been capitalized and are being amortized over the term of the new facility. In addition, the Company incurred a $852,000 pre-tax extraordinary charge consisting of a $745,000 prepayment penalty and the write-off of $107,000 of unamortized deferred financing costs related to debt extinguishment.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Meto had taken place on December 27, 1998.

                                             Quarter (13 weeks) ended
                                            --------------------------
                                           March 26,           March 28,
                                             2000                1999
                                           (actual)           (pro forma)
                                           --------           -----------
                                          (Thousands, except per share data)

Net revenues                                $162,561          $180,287
Net earnings (loss) (1)                     $ (6,642) (1)     $  2,139
Diluted loss per share                      $   (.22)         $    .07

(1) Amount includes an after-tax cumulative effect of change in accounting principal of $(5,020) and after-tax integration expenses of $952 recorded in the first quarter of 2000.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

The pro forma results of operations are for comparative purposes only and reflect increased amortization and interest expense resulting from the acquisition described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated, and are not intended to be a projection of future results or trends.

8.  PROVISION FOR RESTRUCTURING

A restructuring reserve was established in 1999 for costs related to the integration of Meto AG. A portion of these costs resulted in a before-tax charge of $11.8 million ($0.27 per-share after tax) largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million), asset impairments ($4.5 million) and other integration expenses ($0.9 million) of Checkpoint Systems, the acquiring company. An additional $20.7 million associated with severance costs for approximately 289 employees of the acquired company, and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in the support services, including selling, technical and administrative staff functions.

During the quarter ending March 26, 2000 approximately $4.7 million (primarily cash paid for severance) was charged against the restructuring reserve recorded in 1999, leaving a restructuring reserve balance of approximately $22.3 million as a liability on the balance sheet. In connection with the restructuring program, 234 employees have been terminated as of March 26, 2000.

Additional charges for restructuring are expected during the remainder of year 2000 as the Company continues to evaluate and align its business portfolio with its stated goal.

The restructuring activity is expected to be substantially complete by the end of year 2000.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9.  BUSINESS SEGMENTS

(1) Effective December 27,1998 the Company adopted provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires the Company to disclose selected segment information on an interim basis. With the recent acquisition of Meto AG, the Company has revised its segments to conform with the combined company. As a result, the Company has restated the prior period segment information to conform with the current period presentation; this information is set forth below:

                                              Quarter (13 weeks) Ended
                                            ----------------------------
                                            March 26,           March 28,
                                              2000               1999 (1)
                                            --------            --------
                                                    (In Thousands)
Business segment net revenue:
   Loss Prevention                         $ 93,984             $ 81,664
   Auto ID                                   36,854                   90
   Retail Merchandising                      31,723                    -
                                            -------              -------
Total                                      $162,561             $ 81,754
                                            =======              =======
Business segment gross margin:
   Loss Prevention                         $ 37,283             $ 31,171
   Auto ID                                   11,451                  (44)
   Retail Merchandising                      17,271                    -
                                            -------              -------
Total                                      $ 66,005             $ 31,127
                                            =======              =======

10. CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

In accordance with SEC Staff Accounting Bulletin No. 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $5,020,000, or $0.17 per diluted share.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


11. STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information, for example, about possible future results of operations, and risks associated with international operations. While the Company believes that these statements are reasonable as of the date made, investors should not place undue reliance on forward-looking statements since they involve risks and uncertainties that could cause actual results to differ materially from any anticipated future results encompassed within the forward-looking statements. Factors that might cause results to differ significantly from those expressed in the forward-looking statements include, but are not limited to: technological changes which may impact both existing and new products; conditions in international markets which may result in higher costs or adverse currency exchange rate fluctuations; and general economic and business conditions which may be less favorable than anticipated.

RESULTS OF OPERATIONS
---------------------
First Quarter 2000 Compared to First Quarter 1999
-------------------------------------------------

The table below reflects sales and income from operations for the quarter ended March 28, 1999 on a pro forma basis, and earnings from operations for the quarter ended March 26, 2000 excluding integration costs. The acquisition of Meto AG in 1999, which was accounted for using the purchase method, significantly impacted the comparability of results for the first quarter of 2000. Accordingly, pro forma revenues and income from operations for the quarter ended March 28, 1999 are provided to facilitate comparisons. The pro forma results include Meto AG as if the acquisition had occurred on December 28, 1998. Pro forma adjustments have been made primarily to reflect an increase in goodwill amortization related to the Meto acquisition. Cost savings from combining operations with the Company have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisition occurred on the date indicated, and are not intended to be a projection of future results or trends.

                                              Quarter (13 weeks) Ended
                                            ----------------------------
                                            March 26,           March 28,
                                              2000                1999
                                            (actual)          (pro forma)
                                            --------           ---------
                                                    (Thousands)
Net Revenues                                $162,561            $180,287
Cost of revenues                              96,556             107,938
                                            --------            --------
  Gross Profit                                66,005              72,349
Selling, general and administrative
  expenses                                    62,267              62,811
                                            --------            --------
Income from operations before
  integration expenses                      $  3,738            $  9,538
                                            ========            ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


The discussion that follows speaks to the comparisons in the above table through income from operations before integration expenses. Comparisons of all other income and expense items refer to the Consolidated Statements of Operations.

     Net Revenues

Net revenues for the first quarter of 2000 decreased $17.7 million (or 9.8%) over the first quarter of 1999 (from $180.3 million to $162.6 million). This decrease in revenue is attributable to the effects of the change in foreign currency exchange rates for the quarter ($9.0 million) with the balance primarily relating to the impact of the integration of the Meto operations.

     Cost of Revenues

Cost of revenues decreased approximately $11.3 million (or 10.5%) over the first quarter of 1999 (from $107.9 million to $96.6 million). As a percentage of net revenues, cost of revenues decreased 0.5% (from 59.9% to 59.4%). The decrease in the Company's cost of revenues is attributable to: (i) a favorable product mix; (ii) a decrease in field service costs; and (iii) utilization improvements experienced within the Company's manufacturing operations during the quarter.

     Selling, General and Administrative Expenses

SG&A expenses decreased $0.5 million (or 0.1%) over the first quarter of 1999 (from $62.8 million to $62.3 million). As a percentage of net revenues, SG&A expenses increased by 3.5% (from 34.8% to 38.3%). Included in SG&A is approximately $2.8 million of goodwill amortization expense related to the acquisition of Meto AG.

     Other Expense, net

Other expense, net for the first quarter of 2000 represented a net foreign exchange loss of $0.3 million and for the first quarter of 1999 represented a net foreign exchange loss of $0.6 million.

     Interest Expense and Interest Income

Interest expense for the first quarter of 2000 increased $3.8 million from the comparable quarter in 1999 (from $2.3 million to $6.1 million). The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG in December 1999. Interest income for the first quarter 2000 increased by $0.4 million from the comparable quarter in 1999 (from $1.1 million to $1.5 million).

     Income Taxes

The effective tax rate for the first quarter of 2000 was 40.0%. The effective tax rate during the first quarter of 1999 was 30.5%. The higher tax rate reflects the effect of the increase in nondeductible goodwill amortization related to the acquisition of Meto AG in December 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Cumulative Effect Of Change In Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company has changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. The cumulative effect of the change in accounting method is a non-cash reduction in net earnings of $5.0 million, or $0.17 per diluted share.


     Net Earnings (loss)

Net earnings (loss) for the current quarter were ($6.6) million or ($.22) per share versus $1.4 million or $.05 per share for the prior year's first quarter.

     Exposure to International Operations

Approximately 67.5% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities during the first quarter of 2000 generated approximately $12.0 million, before the payment of restructuring and integration expenses of $6.3 million, compared to approximately $17.4 million during 1999. This change from the prior year was primarily attributable to the payment of assumed liabilities, and interest expense.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility reset quarterly and is based on the Eurocurrency base rate plus an applicable margin. At March 26, 2000, 244 million Euro (approximately $236.0 million) and $25 million were outstanding under the term loan and 2.23 billion Japanese Yen (approximately $20.8 million) was outstanding under the revolving credit facility.

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

Capital Expenditures

The Company's capital expenditures during the first quarter of fiscal 2000 totaled $4.0 million compared to $1.4 million during the first quarter of fiscal 1999. The higher expenditures during 2000 were primarily a result of an increased investment in the Company's global IT infrastructure combined with an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $15.0 million in 2000.

 Exposure to International Operations

The Company manufactures product in the US, the Caribbean, Europe and Asia Pacific for both the local marketplace as well as for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

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

As of March 26, 2000, the Company had currency exchange forward contracts totaling approximately $58.0 million. The contracts are in the various local currencies covering primarily the Company's operations located within the European Monetary Union. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia Pacific.

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

PART II.   OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit
         Number        Description
         --------      -------------------------------
           27             Financial Data Schedule
                         (Electronic filings only)


    (b)      Reports on Form 8-K

             The Registrant filed the following reports:
             (i) Form 8-K filed December 27, 1999 reporting that the Registrant consummated its acquisition of 98.5% of the outstanding shares of Meto AG; and (ii) Form 8-K/A filed February 25, 2000 filing the required financial statements and pro forma financial information relating to the aforementioned acquisition.


                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Checkpoint Systems, Inc.                   May 10, 2000


------------------------
/s/ W. Craig Burns
Vice President, Finance,
Chief Financial Officer
and Treasurer