Form 10-Q
period 2000-06-25
CHECKPOINT SYSTEMS INC
filed 2000-08-09
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                For the quarter ended June 25, 2000
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

As of August 1, 2000, there were 30,207,734 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive Income   5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-13

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    14-19



Part II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security
              Holders

      Item 6. Exhibits and Reports on Form 8-K                 20

      SIGNATURES                                               20

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               June 25,          Dec. 26,
                                                 2000              1999
                                               --------          --------
                ASSETS                        (Unaudited)
                                                      (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 63,105          $ 87,718
  Accounts receivable, net of allowances
       of $13,469,000 and $10,479,000           161,050           184,378
  Inventories, net                              109,942            99,148
  Other current assets                           29,065            27,346
  Deferred income taxes                          17,706            21,210
                                               --------          --------
           Total current assets                 380,868           419,800
REVENUE EQUIPMENT ON OPERATING LEASE, net        16,250            18,665
PROPERTY, PLANT AND EQUIPMENT, net              119,577           128,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                   310,599           316,536
INTANGIBLES, net                                 12,604            14,211
OTHER ASSETS                                     48,903            46,780
                                               --------          --------
TOTAL ASSETS                                   $888,801          $944,873
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 46,086          $ 47,680
  Accounts payable                               43,391            45,892
  Accrued compensation and
   related taxes                                 18,694            25,750
  Income taxes                                   22,725            35,370
  Unearned revenues                              26,404            18,338
  Restructuring reserve                          16,404            27,047
  Other current liabilities                      45,435            36,537
                                               --------          --------
  Total current liabilities                     219,139           236,614
LONG-TERM DEBT, LESS CURRENT MATURITIES         234,992           263,595
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      63,616            67,893
MINORITY INTEREST                                   446               976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   36,565,464 and 36,522,584                      3,656             3,652
  Additional capital                            233,970           233,617
  Retained earnings                             106,516           111,224
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Other comprehensive loss                      (29,124)          (28,288)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      250,608           255,795
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $888,801          $944,873
                                               ========          ========

           See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Quarter                 Six Months
                                   (13 weeks) Ended         (26 weeks) Ended
                                 --------------------     --------------------
                                 June 25,    June 27,     June 25,    June 27,
                                   2000        1999         2000        1999
                                 -------    --------      -------     -------
                                    (In thousands, except per share amounts)


Net revenues                    $166,919     $87,305     $329,480    $169,059
Cost of revenues                  97,279      51,615      193,835     102,242
                                --------     -------     --------    --------
     Gross Profit                 69,640      35,690      135,645      66,817

Selling, general and
 administrative expenses          55,964      28,006      118,231      55,311
Integration expenses               3,992          --        5,578          --
                                --------     -------     --------    --------
Income from operations             9,684       7,684       11,836      11,506

Interest income                    1,063       1,145        2,530       2,203
Interest expense                   5,787       2,228       11,892       4,511
Other expense, net                (1,754)       (616)      (2,010)     (1,249)
                                --------     -------     --------    --------
Income before taxes                3,206       5,985          464       7,949

Income tax expense                 1,282       1,825          185       2,424
Minority Interest                     10         (14)          33          13
                                --------     -------     --------    --------
Earnings before cumulative
  effect                        $  1,934     $ 4,146      $   312     $ 5,538
                                ========     =======      =======     =======

Cumulative effect of change
  in accounting principle             --          --       (5,020)         --
                                --------     -------     --------    --------
Net earnings (loss)             $  1,934     $ 4,146      $(4,708)    $ 5,538
                                ========     =======      =======     =======
Earnings (loss) per share
  before cumulative effect
  of change in accounting
  principle:
Basic                           $   0.06     $  0.14      $  0.01     $  0.18
                                ========     =======      =======     =======
Diluted                         $   0.06     $  0.14      $  0.01     $  0.18
                                ========     =======      =======     =======

Earnings (loss) per share:
Basic                           $   0.06     $  0.14      $(0.16)      $ 0.18
                                ========     =======      =======     =======
Diluted                         $   0.06     $  0.14      $(0.16)      $ 0.18
                                ========     =======      =======     =======

     See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                             Six Months(26 Weeks) Ended June 25, 2000
                        ----------------------------------------------------
                                                  Other
                                                  Compre-
                               Addit-             hensive
                       Common  ional    Retained  Income   Treasury
                       Stock   Capital  Earnings  (Loss)   Stock      Total
                       ------  -------  --------  ------   --------   -----
                                     (Thousands)
Balance,
December 26, 1999     $3,652  $233,617 $111,224 $(28,288) $(64,410) $255,795
Net earnings                             (4,708)                      (4,708)
Exercise of stock
 options                   4       353                                   357
Foreign currency
 translation adjustment                             (836)               (836)
                      ------  -------- -------- --------- --------- --------
Balance
June 25, 2000         $3,656  $233,970 $106,516 $(29,124) $(64,410) $250,608
                      ======  ======== ======== ========= ========= ========

See accompanying notes to Consolidated Financial Statements.


                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                     (Unaudited)
                                        Quarter                 Six Months
                                   (13 weeks) Ended         (26 weeks) Ended
                                 --------------------     --------------------
                                 June 25,    June 27,     June 25,    June 27,
                                   2000       1999          2000        1999
                                 -------    --------      -------     -------

                                                  (Thousands)

Net earnings (loss)             $  1,934      $4,146      (4,708)    $  5,538

Foreign currency translation
     adjustment, net of tax       (3,062)     (2,850)       (836)     (14,727)
                                  ------      ------       ------      ------
Comprehensive loss               $(1,128)    $ 1,296      $(5,544)   $ (9,189)
                                  ======      ======       ======      ======

          See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six Months(26 Weeks) Ended
                                              --------------------------
                                                  June 25,      June 27,
                                                    2000           1999
                                                  --------      --------
                                                       (Thousands)

Cash inflow (outflow) from operating activities:
Net earnings (loss)                                $(4,708)     $  5,538
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment placed under operating lease    1,435        (3,247)
   Long-term customer contracts                      4,647         4,030
   Depreciation and amortization                    25,414        12,552
(Increase) decrease in current assets:
   Accounts receivable                              15,618        12,540
   Inventories                                     (14,198)        8,706
   Other current assets                             (4,986)       (2,428)
Increase (decrease) in current liabilities:
   Accounts payable                                   (721)        3,032
   Accrued compensation and related taxes           (7,056)          461
   Income taxes                                    (12,645)         (255)
   Unearned revenues                                 8,066         3,754
   Restructuring reserve                           (10,643)            -
   Other current liabilities                         4,348         1,242
                                                   -------       -------
   Net cash provided by operating activities         4,571        45,925
                                                   -------       -------
Cash inflow (outflow) from investing activities:
   Acquisition of property, plant and equipment     (9,533)       (3,840)
   Other investing activities                       (5,483)       (1,269)
                                                   -------       -------
   Net cash used in investing activities           (15,016)       (5,109)
                                                   -------       -------
Cash inflow (outflow) from financing activities:
   Proceeds from stock options                         357           143
   Proceeds from debt                                  378             -
   Payment of debt                                 (12,750)       (4,821)
                                                   -------       -------
   Net cash used in financing activities           (12,015)       (4,678)
                                                   -------       -------
   Effect of foreign currency rate on cash
   and cash equivalents                             (2,153)       (1,108)
                                                   -------       -------
   Net increase (decrease) in cash and cash
   equivalents                                     (24,613)       35,030
Cash and cash equivalents:
   Beginning of period                              87,718        35,934
                                                   -------       -------
   End of period                                  $ 63,105      $ 70,964
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 25, 2000 and December 26, 1999 and its results of operations and changes in cash flows for the twenty six week periods ended June 25, 2000 and June 27, 1999.

Certain reclassifications have been made to the 1999 financial statements and related footnotes to conform to the 2000 presentation.

2. INVENTORIES

                                  June 25,      December 26,
                                    2000            1999
                                  --------      ------------
                                           (Thousands)
           Raw materials            $11,786           $14,544
           Work in process            5,975            10,984
           Finished goods            92,181            73,620
                                    -------            ------
                                   $109,942           $99,148
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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


In July 2000, The German parliament passed a broad set of tax reforms. As of this date, the reforms have not been "enacted" and, under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", changes in tax laws and rates are not recognized prior to the enactment date. Enactment is expected to occur in the third quarter of 2000. The effect of the changes on the deferred tax provision in the year of enactment will involve re-measurement of the German deferred tax assets and liabilities to reflect the new tax rate. Management is currently evaluating the potential impact of the changes in the German tax law.

5. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       Quarter                 Six Months
                                   (13 weeks) Ended         (26 weeks) Ended
                                 --------------------     --------------------
                                 June 25,    June 27,     June 25,    June 27,
                                 2000         1999         2000        1999
                                 -------    --------      -------     -------
                                    (In thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Earnings before
 cumulative effect of change
 in accounting principal       $  1,934     $  4,146     $    312    $ 5,538
                               ========     ========      =======    =======
Net earnings (loss)            $  1,934     $  4,146     $ (4,708)   $ 5,538
                               ========     ========      =======    =======
Average common stock
 outstanding                     30,207       30,132       30,198     30,129

Basic earnings per
 share before cumulative
 effect of change in
 accounting principal          $    .06     $    .14      $   .01    $    .18
                               ========     ========      =======    ========
Basic earnings (loss)
 per share                     $    .06     $    .14      $  (.16)   $    .18
                               ========     ========      =======    ========

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


DILUTED EARNINGS PER SHARE:
Earnings before
 cumulative effect
 of change in accounting
 principal available for
 common stock and
 diluted securities            $  1,934    $  4,146      $   312    $  5,538
                               ========    ========      =======    ========
Net earnings (loss) available
 for common stock and diluted
 Securities (1)                $  1,934   $   4,146      $(4,708)   $  5,538
                               ========    ========      =======    ========
Average common stock
 outstanding                     30,207      30,132       30,198      30,129
Additional common shares
 resulting from Stock Options(2)    364         372            -         418
                               --------    --------      -------    --------
Average common stock and
 dilutive stock outstanding (1)  30,571      30,504       30,198      30,547

Diluted earnings per
 share before cumulative
 effect of change in
 accounting principal          $    .06    $    .14      $   .01    $    .18
                               ========    ========      =======    ========
Dilutive earnings (loss)
 per share                     $    .06    $    .14      $  (.16)   $    .18
                               ========    ========      =======    ========


(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.
(2) Additional common shares resulting from stock options are not included in the six months ended June 25, 2000 calculation as they are anti-dilutive.


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 25, 2000, and June 27, 1999 were as follows:

                                        Quarter                 Six Months
                                   (13 weeks) Ended          (26 weeks) Ended
                                 ----------------------    ---------------------
                                 June 25,     June 27,     June 25,     June 27,
                                  2000         1999         2000         1999
                                 --------     --------     --------     --------
                                                  (In thousands)
Interest                         $ 5,813      $ 3,767      $10,133      $ 4,643
Income Taxes                     $ 4,920      $   550      $11,622      $   879

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


7. ACQUISTION OF METO AG

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. The aggregate purchase price for the shares acquired was $260.5 million, plus transaction costs of $4,635,000. The Company has recently increased its ownership to 100% through the German process of integration. An additional $1.25 million is expected to be paid for the minority shares acquired in the integration process. In connection with the acquisition, the Company entered into a new $425 million credit facility provided by several lenders. The credit facility includes a $275 million term note and a $150 million revolving line of credit. The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, Checkpoint incurred $7.2 million in placement fees which have been capitalized and are being amortized over the term of the new facility.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Meto had taken place on December 27, 1998.

                                     Quarter                 Six Months
                                 (13 weeks) Ended          (26 weeks) Ended
                               ----------------------    ---------------------
                               June 25,     June 27,     June 25,     June 27,
                                2000         1999         2000         1999
                               (actual)   (pro forma)    (actual)   (pro forma)
                               --------   -----------    --------   -----------
                                        (Thousands, except per share data)

Net revenues                  $166,919    $187,357      $329,480      $367,644
Net earnings (loss)           $  1,934(1) $  3,732      $ (4,708)(2)  $  6,110
Diluted earnings (loss)
 per share                    $    .06    $    .12      $   (.16)     $    .20

(1) Amount includes after tax integration expenses of $2,395.
(2) Amount includes an after-tax cumulative effect of change in accounting principal of $(5,020) and after-tax integration expenses of $3,347.

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

At December 26, 1999, the restructuring reserve totaled $27.0 million. During the six months ended June 25, 2000 approximately $10.6 million (primarily cash paid for severance) was charged against the restructuring reserve recorded in 1999, leaving a restructuring reserve balance of approximately $16.4 million as a liability on the balance sheet. In connection with the restructuring program, 338 employees have been terminated as of June 25, 2000.

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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9. BUSINESS SEGMENTS

Effective December 27, 1998 the Company adopted provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires the Company to disclose selected segment information on an interim basis. With the recent acquisition of Meto AG, the Company has revised its segments to conform with the combined company. As a result, the Company has reclassified the prior period segment information to conform with the current period presentation. This information is set forth below:


                                     Quarter                 Six Months
                                 (13 weeks) Ended          (26 weeks) Ended
                               ----------------------    ---------------------
                               June 25,     June 27,     June 25,     June 27,
                                2000         1999         2000         1999
                              --------     --------     --------     --------
                                                    (In Thousands)
Business segment net revenue:
   Loss Prevention            $101,912     $ 87,276     $195,896     $168,940
   Auto ID                      34,529           29       71,383     $    119
   Retail Merchandising         30,478            -       62,201            -
                               -------      -------      -------      -------
Total                         $166,919     $ 87,305     $329,480     $169,059
                              ========      =======      =======      =======
Business segment gross
 margin(loss):
   Loss Prevention            $ 41,485     $ 35,681       78,768     $ 66,852
   Auto ID                      11,330            9       22,781     $    (35)
   Retail Merchandising         16,825            -       34,096            -
                               -------      -------      -------      -------
Total                         $ 69,640     $ 35,690      135,645     $ 66,817
                               =======      =======      =======      =======

10. CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements.

In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of year 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5,020,000, or $0.17 per diluted share.

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

RESULTS OF OPERATIONS
---------------------

The table below reflects sales and income from operations for the quarter and six months ended June 27, 1999 on a pro forma basis, and earnings from operations for the quarter and six months ended June 25, 2000 excluding integration costs. The acquisition of Meto AG in 1999, which was accounted for using the purchase method, significantly impacted the comparability of results for the quarter and six months ended June 25, 2000. Accordingly, pro forma revenues and income from operations for the quarter and six months ended June 27, 1999 are provided to facilitate comparisons. The pro forma results include Meto AG as if the acquisition had occurred on December 27, 1998. Pro forma adjustments have been made primarily to reflect an increase in goodwill amortization related to the Meto acquisition. Cost savings from combining operations with the Company have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisition occurred on the date indicated, and are not intended to be a projection of future results or trends.

                                     Quarter                 Six Months
                                 (13 weeks) Ended          (26 weeks) Ended
                               ----------------------    ---------------------
                               June 25,     June 27,     June 25,     June 27,
                                2000         1999         2000         1999
                              --------     --------     --------     --------
                                         (Pro Forma)               (Pro Forma)
                                               (In Thousands)
Net revenues                  $166,919     $187,357     $329,480     $367,644
Cost of revenues                97,279      110,680      193,835      218,618
                              --------     --------     --------     --------
  Gross profit                  69,640       76,677      135,645      149,026
Selling, general and
 administrative expenses        55,964       64,145      118,231      126,956
                              --------     --------     --------     --------
Income from operations
 before integration expenses  $ 13,676     $ 12,532     $ 17,414     $ 22,070
                              ========     ========     ========     ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


The discussion that follows speaks to the comparisons in the above table through income from operations before integration expenses. Comparisons of all other income and expense items refer to the Consolidated Statements of Operations.

Second Quarter 2000 Compared to Second Quarter 1999
-------------------------------------------------

Net Revenues

Net revenues for the second quarter of 2000 decreased $20.4 million (or 10.9%) over the second quarter of 1999 (from $187.4 million to $166.9 million). This decrease in revenue, primarily in Europe, is attributable to the impact of foreign currency exchange rates for the quarter ($10.1 million) and business disruptions resulting from the integration of the Meto operations.

     Cost of Revenues

Cost of revenues decreased approximately $13.4 million (or 12.1%) over the second quarter of 1999 (from $110.7 million to $97.3 million). As a percentage of net revenues, cost of revenues decreased from 59.1% to 58.3%. The decrease in the Company's cost of revenues is attributable to: (i) a favorable product mix;
(ii) a decrease in field service costs; and (iii) utilization improvements experienced within the Company's manufacturing operations during the quarter.

     Selling, General and Administrative Expenses

SG&A expenses decreased $8.1 million (or 12.8%) over the second quarter of 1999 (from $64.1 million to $56.0 million). This reduction in SG&A expenses is a direct result of the Company's integration efforts. As a percentage of net revenues, SG&A expenses decreased from 34.2% to 33.5%. Included in SG&A is approximately $2.9 million of goodwill amortization expense related to the acquisition of Meto AG.

     Other Expense, net

Other expense, net for the second quarter of 2000 represented a net foreign exchange loss of $1.8 million and for the second quarter of 1999 represented a net foreign exchange loss of $0.6 million.

     Interest Expense and Interest Income

Interest expense for the second quarter of 2000 increased $3.6 million from the comparable quarter in 1999 (from $2.2 million to $5.8 million). The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG in December 1999. Interest income for the second quarter 2000 decreased by $0.1 million from the comparable quarter in 1999 (from $1.1 million to $1.0 million).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


  Income Taxes

The effective tax rate for the second quarter of 2000 was 40.0%. The effective tax rate during the second quarter of 1999 was 30.5%. The higher tax rate reflects the effect of the increase in nondeductible goodwill amortization related to the acquisition of Meto AG in December 1999.

     Net Earnings (loss)

Net earnings for the current quarter were $1.9 million or $.06 per share versus $4.1 million or $.14 per share for the prior year's second quarter.

First Half 2000 compared to First Half 1999
-------------------------------------------

     Net Revenues

Net revenues for the first half of 2000 decreased $38.1 million (or 10.4%) over the first half of 1999 (from $367.6 million to $329.5 million). This decrease in revenue, primarily in Europe, is attributable to the impact of foreign currency exchange rates for the first half of 2000 ($19.9 million) and business disruptions resulting from the integration of the Meto operations.

     Cost of Revenues

Cost of revenues decreased approximately $24.8 million (or 11.3%) over the first half of 1999 (from $218.6 million to $193.8 million). As a percentage of net revenues, cost of revenues decreased from 59.4% to 58.8%. The decrease in the Company's cost of revenues is attributable to: (i) a favorable product mix;
(ii) a decrease in field service costs; and (iii) utilization improvements experienced within the Company's manufacturing operations during the quarter.

     Selling, General and Administrative Expenses

SG&A expenses decreased $8.7 million (or 6.9%) over the first half of 1999 (from $126.9 million to $118.2 million). This reduction in SG&A expenses is a direct result of the Company's integration efforts. As a percentage of net revenues, SG&A expenses increased from 34.5% to 35.9%. Included in SG&A is approximately $5.6 million of goodwill amortization expense related to the acquisition of Meto AG.

     Other Expense, net

Other expense, net for the first half of 2000 represented a net foreign exchange loss of $2.0 million and for the first half of 1999 represented a net foreign exchange loss of $1.2 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

  Interest Expense and Interest Income

Interest expense for the first half of 2000 increased $7.4 million from the comparable period in 1999 (from $4.5 million to $11.9 million). The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG in December 1999. Interest income for the first half of 2000 decreased by $0.3 million from the comparable period in 1999 (from $2.2 million to $2.5 million).

     Income Taxes

The effective tax rate for the first half of 2000 was 40.0%. The effective tax rate during the first half of 1999 was 30.5%. The higher tax rate reflects the effect of the increase in nondeductible goodwill amortization related to the acquisition of Meto AG in December 1999.


     Cumulative Effect Of Change In Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of year 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5.0 million, or $0.17 per diluted share.


     Net Earnings (loss)

Net earnings (loss) for the first half of 2000 was ($4.7) million or ($.16) per share versus $5.5 million or $.18 per share for the comparable prior year period.

     Exposure to International Operations

Approximately 64.9% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------

Financial Condition

     Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings, cash reserves due to an earlier secondary issuance of common stock in an underwritten public offering, and more recently through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements, should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities during the first half of 2000 generated approximately $18.6 million, before the payment of restructuring costs and after tax integration expenses of $3.3 million, compared to approximately $45.9 million during 1999. This change from the prior year was primarily attributable to a decrease in earnings and an increased investment in working capital.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility reset quarterly and are based on the Eurocurrency base rate plus an applicable margin. At June 25, 2000, 233.3 million Euro (approximately $218.7 million) and $23.9 million were outstanding under the term loan and 2.23 billion Japanese Yen (approximately $21.1 million) was outstanding under the revolving credit facility.

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

     Capital Expenditures

The Company's capital expenditures during the first half of fiscal 2000 totaled $9.5 million compared to $3.8 million during the first half of fiscal 1999. The higher expenditures during 2000 were primarily a result of an increased investment in the Company's global IT infrastructure combined with an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $15.0 million in 2000.

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

As of June 25, 2000, the Company had currency exchange forward contracts totaling approximately $60.5 million. The contracts are in the various local currencies covering primarily the Company's operations located within the European Monetary Union. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia Pacific.

The Company has entered into a foreign exchange option contract for the conversion of 3.0 million Euros into USD with an expiration date of May 2001.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.

     Other

In July 2000, The German parliament passed a broad set of tax reforms. As of this date, the reforms have not been "enacted" and, under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", changes in tax laws and rates are not recognized prior to the enactment date. Enactment is expected to occur in the third quarter of 2000. The effect of the changes on the deferred tax provision in the year of enactment will involve re-measurement of the German deferred tax assets and liabilities to reflect the new tax rate. Management is currently evaluating the potential impact of the changes in the German tax law.

PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

The annual Meeting of Shareholders was held on May 4, 2000. The shareholders voted on the election of two Class III directors as follows:

                    Kevin P. Dowd                Alan R. Hirsig
                 ---------------------       ---------------------
          For        28,330,799       For        29,306,069
          Withheld    1,594,209       Withheld      618,939
                     ----------                  ----------
          Total      29,925,008       Total      29,925,008
                     ==========                  ==========

The names of the other directors continuing in office after the meeting are:
Roger D. Blackwell, Richard J. Censits, David W. Clark, Jr., Alan R. Hirsig, William P. Lyons, Jr.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit
         Number        Description
         --------      -------------------------------
            27         Financial Data Schedule
                       (Electronic filings only)

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed during the second quarter of 2000.


                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Checkpoint Systems, Inc.



________________________                   August  9, 2000
/s/ W. Craig Burns
Vice President, Finance,
Chief Financial Officer and Treasurer



________________________                   August  9, 2000
/s/ Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer