Form 10-Q
period 2000-09-24
CHECKPOINT SYSTEMS INC
filed 2000-11-08
CIK 215419

                             FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                For the quarter ended September 24, 2000
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

                                    Yes _X_    No ___

As of October, 31 2000, there were 30,283,540 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                                        Page No.
                                                                        --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                                   3

              Consolidated Statements of Operations                         4

              Consolidated Statement of Shareholders' Equity                5

              Consolidated Statements of Comprehensive Income               5

              Consolidated Statements of Cash Flows                         6

              Notes to Consolidated Financial Statements                    7-13

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                14-19



Part II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                            20

       SIGNATURES                                                          20

                      CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEETS

                                               Sept. 24,         Dec. 26,
                                                 2000              1999
                                               --------          --------
                ASSETS                        (Unaudited)
                                                      (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 33,255          $ 87,718
  Accounts receivable, net of allowances
       of $16,326,000 and $10,479,000           173,507           184,378
  Inventories, net                              113,779            99,148
  Other current assets                           30,386            27,346
  Deferred income taxes                          19,904            21,210
                                                -------           -------
  Total current assets                          370,831           419,800
REVENUE EQUIPMENT ON OPERATING LEASE, net        15,501            18,665
PROPERTY, PLANT AND EQUIPMENT, net              115,249           128,881
EXCESS OF PURCHASE PRICE OVER FAIR VALUE
  OF NET ASSETS ACQUIRED, net                   284,621           316,536
INTANGIBLES, net                                 11,677            14,211
OTHER ASSETS                                     43,584            46,780
                                               --------          --------
TOTAL ASSETS                                   $841,463          $944,873
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 38,891          $ 47,680
  Accounts payable                               41,989            45,892
  Accrued compensation and
   related taxes                                 14,860            25,750
  Income taxes                                   22,439            35,370
  Unearned revenues                              26,489            18,338
  Restructuring reserve                          11,428            27,047
  Other current liabilities                      45,381            36,537
                                                -------           -------
  Total current liabilities                     201,477           236,614
LONG-TERM DEBT, LESS CURRENT MATURITIES         209,058           263,595
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      60,989            67,893
MINORITY INTEREST                                   472               976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued                        -                 -
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   36,566,934 and 36,522,584                      3,657             3,652
  Additional capital                            233,977           233,617
  Retained earnings                             111,724           111,224
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Other comprehensive loss                      (35,481)          (28,288)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      249,467           255,795
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $841,463          $944,873
                                               ========          ========



           See accompanying notes to Consolidated Financial Statements

                      CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                         Quarter                 Nine Months
                                    (13 Weeks) Ended          (39 Weeks) Ended
                                 ----------------------    ---------------------
                                 Sept. 24,    Sept. 26,    Sept. 24,   Sept. 26,
                                   2000         1999         2000        1999
                                 --------     --------     --------    --------
                                     (In thousands, except per share amounts)

Net revenues                      $170,194     $90,742     $499,674    $259,801
Cost of revenues                    98,611      53,704      292,446     155,946
                                   -------      ------      -------     -------
Gross profit                        71,583      37,038      207,228     103,855

Selling, general and
 administrative expenses            54,264      27,114     $172,495      82,425
Integration expenses                 3,084           -        8,662           -
                                   -------      ------      -------     -------
Income from operations              14,235       9,924       26,071      21,430

Interest income                        863       1,455        3,393       3,658
Interest expense                     6,088       2,229       17,980       6,740
Other expense, net                    (278)       (135)      (2,288)     (1,384)
                                    ------      ------      -------      ------
Income before taxes                  8,732       9,015        9,196      16,964

Income tax expense                   3,493       2,750        3,678       5,174
Minority interest                      (31)        (24)           2         (11)
                                    ------      ------      -------      ------
Earnings before cumulative effect   $5,208     $ 6,241      $ 5,520     $11,779
                                    ======      ======      =======      ======

Cumulative effect of change
  in accounting principle                -           -       (5,020)          -
                                    ------      ------      -------      ------
Net earnings                        $5,208     $ 6,241      $   500     $11,779
                                    ======      ======      =======      ======

Earnings per share before
  cumulative effect of change
  in accounting principle:
Basic                               $  .17      $  .21       $  .18      $  .39
                                    ======      ======       ======      ======
Diluted                             $  .17      $  .20       $  .18      $  .39
                                    ======      ======       ======      ======

Earnings per share:
Basic                               $  .17      $  .21       $  .02      $  .39
                                    ======      ======       ======      ======
Diluted                             $  .17      $  .20       $  .02      $  .39
                                    ======      ======       ======      ======



     See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                           Nine Months(39 Weeks) Ended September 24, 2000
                        ----------------------------------------------------
                                                  Other
                                                  Compre-
                               Addit-             hensive
                       Common  ional    Retained  Income    Treasury
                       Stock   Capital  Earnings  (Loss)    Stock       Total
                       ------  -------  --------  ------    --------    -----
                                             (Thousands)

Balance,
December 26, 1999     $3,652  $233,617  $111,224  $(28,288)  $(64,410) $255,795
Net earnings                                 500                            500
Exercise of stock
 options                   5       360                                      365
Foreign currency
 translation adjustment                             (7,193)              (7,193)
                      ------  --------  --------  --------   --------  --------
Balance
September 24, 2000    $3,657  $233,977  $111,724  $(35,481)  $(64,410) $249,467
                      ======  ========  ========  ========   ========  ========

            See accompanying notes to Consolidated Financial Statements.



                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                       Quarter                 Nine Months
                                   (13 weeks) Ended         (39 weeks) Ended
                                 --------------------     --------------------
                                 Sept 24,    Sept 26,     Sept 24,    Sept 26,
                                   2000        1999         2000        1999
                                 -------     -------      -------     -------
                                                  (Thousands)

Net earnings                     $ 5,208     $ 6,241          500     $11,779

Foreign currency translation
     adjustment, net of tax       (4,131)      2,785       (7,193)    (11,942)
                                  ------      ------       ------      ------
Comprehensive income (loss)      $ 1,077     $ 9,026      $(6,693)    $  (163)
                                  ======      ======       ======      ======

            See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months (39 Weeks) Ended
                                                  ----------------------------
                                                      Sept 24,      Sept 26,
                                                        2000          1999
                                                      --------      --------
                                                           (Thousands)

Cash inflow (outflow) from operating activities:
Net earnings                                           $   500       $11,779
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment placed under operating lease       (2,081)       (5,361)
   Long-term customer contracts                          6,757         7,347
   Depreciation and amortization                        36,530        19,048
(Increase) decrease in current assets:
   Accounts receivable                                  (2,559)        8,071
   Inventories                                         (22,287)       10,950
   Other current assets                                (10,401)       (1,706)
Increase (decrease) in current liabilities:
   Accounts payable                                       (694)        5,488
   Accrued compensation and related taxes               (8,379)          588
   Income taxes                                         (8,878)        2,181
   Unearned revenues                                     8,743         4,381
   Restructuring reserve                               (15,619)            -
   Other current liabilities                            14,425            76
                                                       -------       -------
   Net cash (used)/provided by operating
   Activities                                           (3,943)       62,842
                                                       -------       -------
Cash inflow (outflow) from investing activities:
   Acquisition of property, plant and equipment        (10,642)       (5,920)
   Other investing activities                           (5,929)       (1,816)
                                                       -------       -------
   Net cash used in investing activities               (16,571)       (7,736)
                                                       -------       -------
Cash inflow (outflow) from financing activities:
   Proceeds from stock options                             364           442
   Proceeds from debt                                      379             -
   Payment of debt                                     (30,836)       (6,434)
                                                       -------       -------
   Net cash used in financing activities               (30,093)       (5,992)
                                                       -------       -------
   Effect of foreign currency rate on cash
   and cash equivalents                                 (3,856)       (1,341)
                                                       -------       -------
   Net increase (decrease) in cash and cash
   equivalents                                         (54,463)       47,773
Cash and cash equivalents:
   Beginning of period                                  87,718        35,934
                                                       -------       -------
   End of period                                      $ 33,255      $ 83,707
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 24, 2000 and December 26, 1999 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 24, 2000 and September 26, 1999.

Certain reclassifications have been made to the 1999 financial statements and related footnotes to conform to the 2000 presentation.

2.  INVENTORIES
                                 September 24,      December 26,
                                      2000              1999
                                 -------------      ------------
                                           (Thousands)
           Raw materials            $12,132           $14,544
           Work in process            6,572            10,984
           Finished goods            95,075            73,620
                                    -------            ------
                                   $113,779           $99,148
                                    =======           =======

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

3.   LONG TERM CUSTOMER CONTRACTS

Included in Other Assets are unbilled receivables and other assets relating to long term customer contracts generated primarily from the leasing of the Company's EAS equipment to retailers under long-term sales-type leasing arrangements. The duration of these programs typically ranges from three to five years.

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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


In July 2000, The German parliament passed a broad set of tax reforms. The reforms were "enacted" in October 2000 and, under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", changes in tax laws and rates are not recognized prior to the enactment date. The effect of the changes on the deferred tax provision will occur in the fourth quarter of 2000 and will involve re-measurement of the German deferred tax assets and liabilities to reflect the new tax rate. Management is currently evaluating the potential impact of the changes in the German tax law.


5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                      Quarter                 Nine Months
                                 (13 weeks) Ended          (39 weeks) Ended
                                -------------------      --------------------
                                Sept 24,    Sept 26,     Sept 24,    Sept 26,
                                 2000         1999         2000        1999
                               --------     --------     --------    --------
                                   (In thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Earnings before
 cumulative effect of change
 in accounting principle       $  5,208     $  6,241     $  5,520     $11,779
                               ========     ========     ========     =======
Net earnings                   $  5,208     $  6,241     $    500     $11,779
                               ========     ========     ========     =======
Average common stock
 outstanding                     30,211       30,162       30,203      30,140

Basic earnings per
 share before cumulative
 effect of change in
 accounting principle          $    .17     $    .21     $    .18     $   .39
                               ========     ========     ========     =======
Basic earnings
 per share                     $    .17     $    .21     $    .02     $   .39
                               ========     ========     ========     =======

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                        Quarter                 Nine Months
                                   (13 weeks) Ended          (39 weeks) Ended
                                  -------------------      --------------------
                                  Sept 24,    Sept 26,     Sept 24,    Sept 26,
                                   2000         1999         2000        1999
                                 --------     --------     --------    --------
                                     (In thousands, except per share amounts)

DILUTED EARNINGS PER SHARE:
Earnings before
 cumulative effect
 of change in accounting
 principle available for
 common stock and
 diluted securities              $  6,153    $  7,336      $ 5,520     $11,779
                                 ========    ========      =======    ========
Net earnings available
 for common stock and diluted
 securities                      $  6,153   $   7,336      $   500(1) $ 11,779
                                 ========    ========      =======    ========
Average common stock
 outstanding                       30,211      30,162       30,203      30,140
Additional common shares:
 resulting from stock options         360         380          439         405
 resulting from convertible
 debentures                         6,528       6,528            -           -
                                 --------    --------      -------    --------
Average common stock and
 dilutive stock outstanding        37,099      37,070       30,642(1)   30,545

Diluted earnings per
 share before cumulative
 effect of change in
 accounting principle            $    .17    $    .20      $   .18    $    .39
                                 ========    ========      =======    ========
Dilutive earnings
 per share                       $    .17    $    .20      $   .02    $    .39
                                 ========    ========      =======    ========


(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.

                            CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended September 24, 2000, and September 26, 1999 were as follows:

                                    Quarter                 Nine Months
                                (13 weeks) Ended         (39 weeks) Ended
                              --------------------     --------------------
                              Sept 24,    Sept 26,     Sept 24,    Sept 26,
                               2000         1999         2000        1999
                             --------     --------     --------    --------
                                               (In thousands)
Interest                      $ 6,674     $   677      $16,807     $ 5,320
Income Taxes                  $   469     $   237      $12,091     $ 1,116


7. ACQUISITION OF METO AG

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. The Company has recently increased its ownership to 100% through the German process of integration. The final aggregate purchase price for the shares was $263.9 million, of which $2.3 million was paid in October 2000. The accrued transaction costs at September 24, 2000 were $5.3 million. The acquisition was accounted for under the purchase method of accounting. The Company is still finalizing the purchase price allocation and anticipates additional adjustments to the purchase price allocation in the fourth quarter 2000.

In connection with the acquisition, the Company entered into a new $425 million senior secured credit facility provided by several lenders. The credit facility includes a $275 million term note and a $150 million revolving line of credit. The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, Checkpoint incurred $7.2 million in placement fees which have been capitalized and are being amortized over the term of the new facility.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Meto had taken place on December 27, 1998.
                                   Quarter                  Nine Months
                               (13 weeks) Ended          (39 weeks) Ended
                             --------------------     ---------------------
                             Sept 24,    Sept 26,     Sept 24,     Sept 26,
                              2000        1999          2000         1999
                            (actual)   (pro forma)    (actual)    (pro forma)
                            --------    ---------     --------     ---------
                                     (Thousands, except per share data)

Net revenues               $170,194      $178,887      $499,674      $546,351
Net earnings               $  5,208(1)   $  1,378      $    500(2)   $  6,099
Diluted earnings
 per share                 $    .17      $    .05      $    .02      $    .20

(1) Amount includes after tax integration expenses of $1,850.
(2) Amount includes an after-tax cumulative effect of change in accounting principle of $(5,020) and after-tax integration expenses of $5,197.

                            CHECKPOINT SYSTEMS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

The pro forma results of operations are for comparative purposes only and reflect increased amortization and interest expense resulting from the acquisition described above but do not include any potential cost savings from combining the acquired businesses with the Company's operations. Consequently, the pro forma results do not reflect the actual results of operations had the acquisitions occurred on the dates indicated and are not intended to be a projection of future results or trends.


8. PROVISION FOR RESTRUCTURING

A restructuring reserve was established in 1999 for costs related to the integration of Meto AG. A portion of these costs resulted in a before-tax charge of $11.8 million ($0.27 per-share after tax) largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million), asset impairments ($4.5 million) and other integration expenses ($0.9 million) of Checkpoint Systems, the acquiring company. An additional $20.7 million associated with severance costs for approximately 289 employees of the acquired company, and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in support services, including selling, technical and administrative staff functions.

At December 26, 1999, the restructuring reserve totaled $27.0 million. During the nine months ended September 24, 2000 approximately $15.6 million (primarily cash paid for severance) was charged against the restructuring reserve recorded in 1999, leaving a restructuring reserve balance of approximately $11.4 million as a liability on the balance sheet. In connection with the restructuring program, 351 employees have been terminated as of September 24, 2000.

Additional charges for restructuring are expected in the fourth quarter 2000 as the Company continues to evaluate and align its manufacturing operations.

The restructuring activity accrued in December 1999 is expected to be substantially complete by the end of 2000.

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


                                      Quarter                Nine Months
                                  (13 weeks) Ended         (39 weeks) Ended
                               ---------------------     ---------------------
                                Sept 24,    Sept 26,     Sept 24,     Sept 26,
                                 2000         1999         2000         1999
                               --------     --------     --------     --------
                                               (In Thousands)
Business segment net revenue:
   Loss Prevention             $105,593     $ 90,416     $301,489     $259,356
   Auto ID                       34,884          326      106,267          445
   Retail Merchandising          29,717            -       91,918            -
                                -------      -------      -------      -------
Total                          $170,194     $ 90,742     $499,674     $259,801
                               ========      =======      =======      =======
Business segment gross
 margin(loss):
   Loss Prevention             $ 44,522     $ 37,339     $123,290     $104,191
   Auto ID                       10,464         (301)      33,245         (336)
   Retail Merchandising          16,597            -       50,693            -
                                -------      -------      -------      -------
Total                          $ 71,583     $ 37,038     $207,228     $103,855
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

On October 12, 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-10 "Accounting for Shipping and Handling Fees and Costs". The Company currently nets the amounts billed to customers for shipping and handling with the costs and classifies both as "Cost of Revenues". In the fourth quarter 2000, the Company will apply the consensus and reclassify the amounts billed to customers for shipping and handling as revenue. In line with the consensus, comparative financial statements for prior periods will be reclassified. The Company has not yet determined the amount of the reclassification.

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

RESULTS OF OPERATIONS
---------------------

The table below reflects sales and income from operations for the quarter and nine months ended September 26, 1999 on a pro forma basis, and earnings from operations for the quarter and nine months ended September 24, 2000 excluding integration costs. The acquisition of Meto AG in 1999, which was accounted for using the purchase method, significantly impacted the comparability of results for the quarter and nine months ended September 24, 2000. Accordingly, pro forma revenues and income from operations for the quarter and nine months ended September 26, 1999 are provided to facilitate comparisons. The pro forma results include Meto AG as if the acquisition had occurred on December 27, 1998. Pro forma adjustments have been made primarily to reflect an increase in goodwill and intangible amortization related to the Meto acquisition. Cost savings from combining operations with the Company have not been reflected. Consequently, the pro forma results do not reflect the actual results of operations had the acquisition occurred on the date indicated, and are not intended to be a projection of future results or trends.

                                   Quarter                Nine Months
                              (13 weeks) Ended          (39 weeks) Ended
                            ---------------------     ---------------------
                            Sept 24,     Sept 26,     Sept 24,     Sept 26,
                              2000         1999         2000         1999
                            --------     --------     --------     --------
                                       (Pro Forma)               (Pro Forma)
                                             (In Thousands)
Net revenues                $170,194     $178,887     $499,674     $546,531
Cost of revenues              98,611      107,545      292,446      326,163
                            --------     --------     --------     --------
Gross profit                  71,583       71,342      207,228      220,368
Selling, general and
 administrative expenses      54,264       62,737      172,495      191,081
                            --------     --------     --------     --------
Income from operations
 before integration
 expenses                   $ 17,319     $  8,605     $ 34,733     $ 29,287
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

Third Quarter 2000 Compared to Third Quarter 1999
-------------------------------------------------

     Net Revenues

Net revenues for the third quarter of 2000 decreased $8.7 million (or 4.9%) over the third quarter of 1999 (from $178.9 million to $170.2 million). Excluding the effect of foreign currency exchange rates, revenue increased by $4.2 million, primarily in the Auto ID business segment. Management expects the strength of the U.S. dollar versus foreign currencies to continue to negatively impact revenue for the remainder of the year.

     Cost of Revenues

Cost of revenues decreased approximately $8.9 million (or 8.3%) over the third quarter of 1999 (from $107.5 million to $98.6 million). As a percentage of net revenues, cost of revenues decreased from 60.1% to 57.9%. The decrease in the Company's cost of revenues is attributable to: (i) a favorable product mix;
(ii) a decrease in field service costs; and (iii) product cost reductions from utilization improvements experienced within the Company's manufacturing operations during the quarter.

     Selling, General and Administrative Expenses

SG&A expenses decreased $8.5 million (or 13.5%) over the third quarter of 1999 (from $62.8 million to $54.3 million). Foreign currency exchange rates accounted for $3.7 million of the decrease. As a percentage of net revenues, SG&A expenses decreased from 35.1% to 31.9%. This reduction in SG&A expenses as a percentage of net revenues is a direct result of the Company's integration efforts. Included in SG&A in 1999 and 2000 is $2.8 million of goodwill and acquired intangible amortization expense related to the acquisition of Meto AG.

     Other Expense, net

Other expense, net represented a net foreign exchange loss of $0.3 million for the third quarter of 2000 and $0.1 million for the third quarter of 1999.

     Interest Expense and Interest Income

Interest expense for the third quarter of 2000 increased $3.9 million from the comparable quarter in 1999 (from $2.2 million to $6.1 million). The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG in December 1999. Interest income for the third quarter 2000 decreased by $0.6 million from the comparable quarter in 1999 (from $1.5 million to $0.9 million) due to lower cash investments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Income Taxes

The effective tax rate for the third quarter of 2000 was 40.0%. The effective tax rate during the third quarter of 1999 was 30.5%. The higher tax rate reflects the effect of the increase in non-deductible goodwill amortization related to the acquisition of Meto AG in December 1999 and the higher proportion of earnings derived in non-U.S. jurisdictions.

     Net Earnings

Net earnings for the quarter before integration expenses were $7.1 million or $.22 per diluted share in 2000 versus $6.2 million or $.20 per diluted share in 1999. Including integration expenses, net earnings for the third quarter 2000 were $5.2 million or $.17 per diluted share.


First Nine Months 2000 compared to First Nine Months 1999
---------------------------------------------------------

     Net Revenues

Net revenues for the first nine months of 2000 decreased $46.9 million (or 8.6%) over the first nine months of 1999 (from $546.5 million to $499.7 million). This decrease in revenue, primarily in Europe, is attributable to the impact of foreign currency exchange rates for the first nine months of 2000 ($25.9 million) and business disruptions resulting from the integration of the Meto operations.

     Cost of Revenues

Cost of revenues decreased approximately $33.7 million (or 10.3%) over the first nine months of 1999 (from $326.2 million to $292.5 million). As a percentage of net revenues, cost of revenues decreased from 59.7% to 58.5%. The decrease in the Company's cost of revenues is attributable to: (i) a favorable product mix; (ii) a decrease in field service costs; and (iii) product cost reductions due to utilization improvements experienced within the Company's manufacturing operations.

     Selling, General and Administrative Expenses

SG&A expenses decreased $18.6 million (or 9.7%) over the first nine months of 1999 (from $191.1 million to $172.5 million). $7.6 million of the decrease is attributable to the impact of foreign currency exchange rates. As a percentage of net revenues, SG&A expenses decreased from 35.0% to 34.5% as the Company's integration efforts impacted favorably in the second and third quarters of 2000. Included in SG&A in 1999 and 2000 is $8.4 million of goodwill and acquired intangible amortization expense related to the acquisition of Meto AG.

     Other Expense, net

Other expense, net represented a net foreign exchange loss of $2.3 million for the first nine months of 2000 and $1.4 million for the first nine months of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Interest Expense and Interest Income

Interest expense for the first nine months of 2000 increased $11.3 million from the comparable period in 1999 (from $6.7 million to $18.0 million). The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG in December 1999. Interest income for the first nine months of 2000 decreased by $0.3 million from the comparable period in 1999 (from $3.7 million to $3.4 million).

     Income Taxes

The effective tax rate for the first nine months of 2000 was 40.0%. The effective tax rate during the first nine months of 1999 was 30.5%. The higher tax rate reflects the effect of the increase in non-deductible goodwill amortization related to the acquisition of Meto AG in December 1999 and the higher proportion of earnings derived in non-U.S. jurisdictions.

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

     Net Earnings

Net earnings for the first nine months before integration expenses and cumulative effect of change in accounting principle were $10.7 million or $.35 per diluted share in 2000 versus $11.8 million or $.39 per diluted share in 1999. Including integration expenses and the cumulative effect of change in accounting principle, net earnings for the first nine months 2000 were $0.5 million or $.02 per diluted share.

     Exposure to International Operations

Approximately 65% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management expects the strength of the U.S. dollar versus foreign currencies to continue to negatively impact revenue and earnings for the remainder of the year.

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

The Company's operating activities during the first nine months of 2000 generated approximately $16.9 million, before the payment of restructuring costs and after tax integration expenses of $5.2 million, compared to approximately $62.8 million during 1999. This change from the prior year was primarily attributable to a decrease in earnings and an increased investment in working capital.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility are reset quarterly and are based on the Eurocurrency base rate plus an applicable margin. At September 24, 2000, 225.2 million Euro (approximately $197.4 million) and $20.1 million were outstanding under the term loan and 2.23 billion Japanese Yen (approximately $20.6 million) was outstanding under the revolving credit facility.

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

     Capital Expenditures

The Company's capital expenditures during the first nine months of fiscal 2000 totaled $10.6 million compared to $5.9 million during the first nine months of fiscal 1999. The higher expenditures during 2000 were primarily a result of the Meto acquisition, an increased investment in the Company's global IT infrastructure and an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $15 million in 2000.

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

As of September 24, 2000, the Company had currency exchange forward contracts totaling approximately $61.4 million. The contracts are in the various local currencies covering primarily the Company's operations located within the European Monetary Union. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia Pacific.

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

     Other

In July 2000, The German parliament passed a broad set of tax reforms. The reforms were "enacted" in October 2000 and, under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", changes in tax laws and rates are not recognized prior to the enactment date. The effect of the changes on the deferred tax provision will occur in the fourth quarter of 2000 and will involve re-measurement of the German deferred tax assets and liabilities to reflect the new tax rate. Management is currently evaluating the potential impact of the changes in the German tax law.

PART II.   OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit
         Number        Description
         --------      -------------------------
            27         Financial Data Schedule
                       (Electronic filings only)

    (b)    Reports on Form 8-K

           No reports on Form 8-K have been filed during the third quarter of 2000.


                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Checkpoint Systems, Inc.



____________________________________                   November  8, 2000
/s/ W. Craig Burns
Vice President, Finance,
Chief Financial Officer and Treasurer



____________________________________                   November  8, 2000
/s/ Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer