Form 10-K405
period 2000-12-31
CHECKPOINT SYSTEMS INC
filed 2001-04-02
CIK 215419

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File No. 1-11257

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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                        X
                                       ---
As of March 6, 2001 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $283,336,000.

As of March 6, 2001, there were 30,323,540 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 3, 2001.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.

                                  PART I
Item 1. BUSINESS

Checkpoint Systems, Inc. (Company) is a $691 million multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. The Company provides technology driven integrated supply chain solutions to brand, track and secure goods for consumer product manufacturers and retailers worldwide.

Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, the Company has become a one source provider for identification and protection worldwide.

The Company is a leading provider of radio frequency (RF) and electromagnetic
(EM) electronic article surveillance (EAS) systems and tags, security source tagging, retail merchandising systems (RMS), hand-held labeling systems (HLS), and barcode labeling systems (BCS). The Company's labeling systems and services are designed to improve efficiency, reduce costs and furnish value-added solutions for customers across many markets and industries. Applications for barcode labeling systems include automatic identification (auto-ID), retail security, and pricing and promotional labels. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial growth since 1993, primarily through internal expansion and acquisitions, new product introductions, broadened and more direct distribution (particularly in international markets) and increased and more efficient manufacturing capabilities.

The Company's products and services can be categorized into three groups:

Security

The Company's historical business is retail security. Its diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities with impulse buying. Offering both its own proprietary RF-EAS and EM-EAS technologies, the Company holds a 42% share of worldwide EAS installations. Products and services of the Company's Security Systems Group and Electronic Access Control Group also fall within the security business segment. Checkpoint's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to premier retailers around the world. Retail security represents approximately 61% of the Company's business.

Labeling Services

Labeling services is another core business for the Company, and generated 20% of the Company's revenue in the year 2000. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery as well as shorter development, design and production cycles. Services range from full color branding labels to tracking labels and ultimately, fully integrated labels that include an RF circuit. This integration is based on the critical objective of reducing the loss of goods moving through the supply chain, whether through misdirection or tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. The Company supports these objectives with its RF-EAS technology, radio frequency identification (RFID) technology, as well as barcode labeling systems, tags and supplies, and a global service bureau of e-commerce-enabled solutions.

Retail Merchandising

Retail merchandising includes hand-held label applicators and tags, promotional displays and queuing systems. These traditional products broaden the Company's reach among retailers and enable the Company to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels.

Business Strategy

The Company's business strategy focuses on providing comprehensive, single-source solutions that help manufacturers, distributors and retailers identify, track and protect their assets throughout the entire supply chain. Innovative new products and greatly expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. The Company will seek to continue its leadership position in certain key hard goods markets, expand its market share in the soft goods markets, and maximize its position in new geographic markets as well. The Company will also continue to capitalize on its installed base of large global retailers to aggressively promote source tagging. Furthermore, the Company will seek to exploit the synergies of its RF technology with labeling services capabilities within the burgeoning auto-ID industry. To achieve these objectives, the Company will work to continually enhance and expand its technologies and products, provide superior service to its customers and expand its direct sales activities through acquisitions and start-up operations. The Company is focused on providing its customers with a wide variety of fully integrated security systems, labeling services, and retail merchandising solutions characterized by superior quality, ease of use, and good value and merchandising opportunities for the manufacturer, distributor and retailer.

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

Historically, the Company has expanded its business both domestically and internationally through acquisitions, internal growth using wholly owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995 the Company completed two key acquisitions which gave the Company direct access into Western Europe. In 1993, the Company acquired ID Systems International BV and ID Systems Europe BV, companies that engaged in the manufacture, distribution and sale of EAS systems throughout Europe. In 1995, the Company acquired Actron Group Limited, a company engaged in the manufacture, distribution and sale of radio frequency electronic security systems to the retail industry throughout Western Europe.

In December 1999, the Company acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. The acquisition doubled the Company's revenues, increased its breadth of product offerings, and vastly increased its global reach.

In January 2001, the Company acquired A.W. Printing Inc., a Houston, Texas-based printer of tags, labels and packaging material for the apparel industry.

PRODUCTS AND OFFERINGS

SECURITY

Electronic Article Surveillance (EAS)

EAS systems have been designed to act as a deterrent, and control the increasing problem of merchandise theft in retail stores and libraries. The Company's diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.

The Company offers a wide variety of RF and EM EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags and labels. The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions (FCC) regulations governing radio frequencies
(RF), signal strengths and other factors. In addition, the Company's present EAS products are designed to meet all regulatory specifications for the countries in which they are sold.

The Company markets its family of RF and EM EAS systems under various brand names including the Strata(R) family of products, the QS series and the EM series.

The Strata(R) systems use the latest Digital Signal Processing(TM) (DSP) technology, along with the Company's newly developed Advanced Digital Discrimination(TM) (ADD/RF) digital filtering technology. The Strata(R) family can protect aisle widths of twelve feet using only two sensors.

RF deactivation units disarm the disposable tag to prevent recognition by the sensors located at the exits. Deactivation usually occurs at the point-of-sale. The Company's patented integrated scan/deactivation products provide simultaneous reading of the barcode information, while deactivating the tag in one single step at the point-of-sale.

Disposable security tags are affixed to merchandise by pressure sensitive adhesive or other means. The Company provides tags compatible with a wide variety of standard price-marking and barcoding printers to combine pricing, merchandising, protection and data collection in a single step.

Under the Company's source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. Approximately 2,700 suppliers worldwide are participating in this program.

The Company markets a full line of reusable security tags, which protect apparel items, as well as entertainment products such as music CDs, audio and video cassettes, and video games. The reusable product line consists of plastic hard tags, fluid ink tags, and SAFER(R) products.

CCTV Systems and Monitoring Services

The Company offers a full line of closed-circuit television products along with its EAS products, providing a total systems solution package for retail establishments. The Company's video surveillance solutions, including digital video technology, address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, remote tele-surveillance, and point-of-sale (POS) monitoring systems.

The Company's custom designed fire/intrusion alarm systems provide protection against internal and external theft, completing the full line of loss prevention solutions. All systems supplied can be included in the Company's 24-hour Central Station Monitoring services.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. Continued developments in processing and software technology have enhanced the sophistication of electronic access control systems by integrating these systems into the infrastructure of the customers' facilities.

The Company's access control products allow limitless coverage - from a single door to a multi-building complex. The access control product offerings support all market segments, from small systems to large multi-user, multi-site systems. The Company's feature-rich access control products give users the flexibility to restrict database access, track assets, support LAN/WAN connectivity and integrate third party peripherals seamlessly.

LABELING SERVICES

Barcode Labeling Systems

A bar code is a linear or two-dimensional symbol that can be read by a laser scanner and transmitted to a computer for auto ID applications. Bar codes can be printed on hang tags and pressure-sensitive labels using laser or thermal printers and applied to the product at any of several points in the supply chain. The Company offers both turnkey in-house barcode printing systems (laser and thermal printers) and a worldwide service bureau network that can supply customers with barcoded labels. Barcoding is widely used in retail stores, supermarkets, warehouses, manufacturing, libraries and other environments where inventory identification and tracking is critical.

The Company offers two thermal printing technologies, thermal direct printing and thermal transfer printing.

The Company also offers high speed laser printers capable of generating thirty to sixty pages per minute. These units are targeted to manufacturers as well as retail distribution and logistic centers. Laser printers offer superior print quality and high throughput for such applications as price marking and product identification, integrated tags and labels, shelf mark labels, pick tickets, tracking or inventory labeling, and shipping and compliance labels. The Company's laser printers generate a significant recurring revenue stream from service contracts, consumables and documents.

Service Bureau

A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags. The Company has a global service bureau network of 22 locations worldwide through which it can supply customers with customized retail apparel price tags and labels at the manufacturing source. Limited capital and skilled labor requirements allow the service bureaus to be located near source manufacturing sites, enabling the Company to provide timely and flexible service.

The Company's service bureau network is one of the most extensive in the industry, and its ability to offer integrated barcoding and EAS tags places it among just a handful of suppliers of this caliber in the world.

In addition to its own label integration and service bureau capabilities, the Company has strategic working relationships with several other label integrators.

RFID - Intelligent Tagging

Radio frequency identification is an auto ID technology. RFID tags, or "intelligent tags", contain an integrated circuit powered by a radio frequency circuit. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, with no line-of-sight requirements. Through a joint development project with Mitsubishi Materials Corporation (Mitsubishi), the Company has developed RFID intelligent tags that are a fraction of the cost of those RFID tags currently in use for tracking livestock and automating toll lanes. This development puts the benefits of RFID in reach of the retail and library markets for the first time.

The RFID product line, a family of tags and readers, can effectively provide solutions for a variety of applications in the auto-ID marketplace. In 1999, the Company introduced the Performa(TM) family of RFID products.

RETAIL MERCHANDISING

Hand-held Labeling Systems

Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. A significant percentage of sales are generated by repeat business, including service and the sale of labels and consumables to customers with the Company's systems.

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

The Customer Priority System, or Customer Serving System, product line is designed to ensure that customers will be served in a fair and orderly manner, and it allows customers to continue shopping while they await their turn for service. The Turn-O-Matic(R) queuing system comprises displays, dispensers and tickets, and holds an estimated 80% market share and represents a significant source of recurring revenue from ticket sales.

Principal Markets and Marketing Strategy

Through its Security business segment, the Company traditionally has marketed its products primarily to retailers in the hard goods (supermarkets, drug stores, mass merchandisers and music/electronics), soft goods (apparel) and library market segments. The Company is a market leader in the supermarket, drug store and mass merchandiser market segments with customers such as Target Corporation (Dayton Hudson Department Stores, Mervyns, and Target Stores), Albertsons/American Stores, Circuit City Stores, Inc., Eckerd Corporation, H.E. Butt Stores, PETsMART Inc., Rite Aid Corporation, Toys "R" Us, Walgreen Co., and Winn Dixie, Inc. in the USA; Canadian Tire, and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; B&Q, Sainsbury, and Wickes in the United Kingdom; Pryca/Carrefour, Continente and El Corte Ingles in Spain; Intermarche, FNAC, Casino and Carrefour in France; El Norte in Argentina; Big W and Coles Myer Ltd. in Australia; and Big C in Thailand.

Industry sources estimate that "shrinkage" (the value of goods which are not paid for) is a $25-35 billion annual problem for the North American retail industry and a $30-45 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft. Sophisticated data collection systems (primarily barcode scanners), available to retailers, have highlighted the shrinkage problem. As a result, retailers recognize that implementation of an effective electronic security system can significantly increase profitability.

With the acquisition of Meto AG in December 1999, the Company now offers supply chain and value-added labeling solutions to manufacturers and retailers worldwide. The Company has expanded its reach within the retail supply chain to provide branding, tracking and asset protection solutions to the retail store, to distribution centers and to consumer product and apparel manufacturers worldwide.

The Company is focused on providing its customers with a wide variety of fully integrated loss prevention, labeling services, and retail merchandising solutions. More specifically, the Company's strategy includes the following:

   - Open new and expand existing retail accounts with new products that will enhance its EAS offering and increase penetration with fully integrated value-added solutions for labeling and merchandising.

   - Expand supply-side market opportunities to manufacturers and distributors, including source tagging, value-added labeling and authentication solutions.

   - Continue to promote source tagging around the world with extensive integration and automation capabilities.

   - Establish business-to-business web-based capabilities to enable retailers and manufacturers to design custom tag and label solutions and initiate orders.

   - Provide retailers with the next generation of security and supply chain management systems utilizing RFID and auto-ID technologies.

   - Expand technology and integration alliances for source tagging and RFID integration into packaging.

The Company promotes its products primarily through: (i) ease of integration into the retail environment; (ii) emphasizing source tagging; (iii) serving as a single point of contact for auto ID and EAS labeling and ticketing needs; (iv) providing total loss prevention solutions to the retailer; (v) superior service and support capabilities; and (vi) direct sales efforts and targeted trade show participation.

During 2000, over one billion disposable tags were provided to approximately 2,700 worldwide manufacturers participating in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:
(i)increase installation of RF-EAS and EM-EAS equipment on a chainwide basis with leading retailers around the world; (ii) offer integrated tag solutions, including custom tag conversion that address the needs of branding, tracking and loss prevention; (iii) assist retailers in promoting source tagging with vendors; (iv) broaden penetration of existing accounts by promoting the Company's in-house printing, service bureau, and labeling solution capabilities;
(v) support manufacturers and suppliers to speed implementation; and (vi) expand RF tag technologies and products to accommodate the needs of the packaging industry.

In anticipation of the needs of the Company's retail and supply chain customers, the Company is utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with the Company's RF circuit to deliver a RFID tag capable of storing, processing and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology. The Company believes RFID will revolutionize retail operations, as well as provide benefits to manufacturers and distributors in the retail supply chain.

DISTRIBUTION

EAS Systems

The Company sells its EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. Of total North American EAS revenues during 2000, 93% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international sales operations are currently located in Western, Eastern and Southern Europe, Scandinavia, Finland, Mexico, Argentina, Brazil, Australia, Malaysia, Hong Kong, Japan, and New Zealand.

Independent distributors accounted for 6% of the Company's EAS revenues outside the United States during 2000. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory. The Company sells its products to independent distributors at prices below those charged to end-users because the distributors make volume purchases and assume marketing, installation, customer training, maintenance and financing responsibilities.

CCTV Systems and Monitoring Services

The Company markets CCTV systems and services throughout the world using its own sales staff. These products and services are provided to both the Company's existing EAS retail customers as well as non-EAS retailers.

Access Control Systems

The Company's Access Control Products Group sales personnel market electronic access control products to approximately 210 independent dealers, primarily located in the United States. The Company employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

Labeling Services and Retail Merchandising

Through the acquisition of Meto, the Company gained approximately one hundred thousand customers worldwide across all of the Meto product areas. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY (Do-It-Yourself), department stores, textile retailing and garden centers.

Large national and international customers are handled centrally by Key Account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products, or if the complexity or size of the business demands, a dedicated business specialist.

Salespeople

The Company presently employs approximately 680 salespeople worldwide. On average, these salespeople have over five years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog

The Company's backlog of orders was approximately $38.8 million at December 31, 2000 compared to $34.1 million at December 26, 1999. The Company anticipates that substantially all of the backlog at the end of 2000 will be delivered during 2001. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's RF EAS and EM EAS business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

TECHNOLOGY

The Company believes that its patented and proprietary technologies are important to its business and future growth opportunities, and provide it with distinct competitive advantages. The Company holds or licenses over 1,000 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of the Company's revenue is derived from products or technologies which are patented or licensed. The Company's competitive position is supported by its extensive manufacturing experience and know-how and, to a lesser degree, its technology and patents. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company.

EAS

Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. (ADL) for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a royalty of 1% to 1.5% of future RF-EAS products sold through 2008. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

The Company, with its acquisition of Meto, has three principal license agreements covering its EAS products, including Allied Signal, Inc. as licensor for EM markers, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2004, 2005, and 2004, respectively.


The Company also licenses technologies relating to certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.

Access Control Systems

The Company is the worldwide licensee of certain patents and technical knowledge related to proximity cards, card reader products, and software products. It pays a royalty equal to 2% of the net revenues from the licensed products. Such royalties were payable through January 29, 2000. The Company pays royalties relative to the feature set embedded within certain software products. These agreements are renewed annually. In 1999, the Company also paid a royalty equal to 3.5% on hardware revenue associated with the sale of certain software products. This agreement expired at the end of 1999.

Labeling Services and Retail Merchandising

The Company focuses its in-house Meto brand product development efforts on product areas where the Company believes it can achieve and sustain a competitive cost and positioning advantage, and where delivery service is critical. The Company also develops and maintains technological expertise in areas that it believes to be important for new product development in its principal business areas, and where it aims to exercise control over the technology development process. Through its acquisition of the Meto brand, the Company has a base of technology expertise in the label conversion, printing, electronics, and software areas and is particularly focused on EAS and BCS technology to support the development of higher value-added labels.

Manufacturing, Raw Materials and Inventory

EAS

The Company manufactures its EAS products in modern facilities located in Puerto Rico, Japan, the Dominican Republic, Germany and the Netherlands and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in-house capability provides significant control over costs, quality and responsiveness to market demand which, it believes, results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving engineering, manufacturing, marketing as well as its customers.
The Company sold approximately 4 billion disposable tags in 2000. The Company has the capacity to produce 7 billion disposable tags per year.

For the RF sensor production, the Company purchases raw materials from outside suppliers and assembles electronic components at its facilities in Puerto Rico for the majority of its sensor product lines. Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. For its EAS tag production, the Company purchases raw materials and components from suppliers and completes the manufacturing process at its facilities in Puerto Rico, Japan and the Netherlands (disposable tags) and the Dominican Republic (reusable tags). The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. The products that are not manufactured by the Company are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality and price. Three EAS systems suppliers are considered as strategic partners. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

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

Labeling Services and Retail Merchandising

The Company's Meto brand products' principal manufacturing focus is on the production of labels, tags and hand-held tools. The Company's Meto products' main production facilities are located in Germany, the Netherlands, the USA and Malaysia. Local production facilities, primarily for the local markets, are also situated in the UK, Spain, Sweden, Finland, Australia and New Zealand. Manufacturing in Germany is focused on print heads for HLS tools and labels for the HLS, EAS and BCS product areas. The Company's facility in the Netherlands manufactures labels and tags for laser overprinting, thermal labels, EAS labels and supports the service bureau network worldwide. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

Three BCS printer suppliers are considered as strategic partners. Supplies from other smaller suppliers are being combined where possible.

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

Within the US market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Western Europe, NEDAP and Sensormatic are the Company's most significant competitors.

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

Labeling Services

The worldwide barcode systems product market, including printers and labels, is estimated to be approximately $7.0 billion, and Checkpoint's targeted retail and retail-related markets account for about 40% of the total. Major competitors are Paxar and Avery Dennison, who are also customers for Checkpoint's RF-EAS circuitry. The Company also competes with a number of barcode printer manufacturers, including Zebra Technologies and Intermec Technologies.

Retail Merchandising

The Company faces no single competitor across its entire retail merchandising product range or across all international markets. However, HL Display is its strongest competitor in the in-store promotional display market. In the Hand-held Labeling Systems segment, the Company competes with Paxar, Garvey, Sato, Hallo, Contact and Prix.

OTHER MATTERS

Research and Development

The Company expended approximately $9,494,000, $7,278,000, and $8,018,000, in research and development activities during 2000, 1999, and 1998, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company and an expansion of the markets and applications for the Company's products. The Company's continued growth in revenue can be attributed, in part, to the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products during the last few years. The Company expects to continue to make acquisitions of related businesses or products consistent with its overall product and marketing strategies. The Company continues to expand its product line with improvements in disposable tag performance and wide-aisle RF-EAS detection sensors. In addition, the Company holds or licenses over 1,000 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining a patent exceeds its value, such patent may not be renewed.

The Company entered into a joint research and development agreement, in February 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo, to develop RFID technology. Under this multi-year agreement, which creates a joint product research and development project, the parties are dedicated to developing radio frequency intelligent tagging solutions for retail and library applications. The project combines funding, personnel, and other resources as well as the RFID technology portfolios of the two companies.

Employees

As of December 31, 2000, the Company had 4,984 employees, including 6 executive officers, 72 employees engaged in research and development activities and 784 employees engaged in sales and marketing activities. In the United States, 13 of the Company's employees are represented by a union. In Europe, approximately 750 of the Company's employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segment

The Company operates both domestically and internationally in three distinct business segments. The financial information regarding the Company's geographic and business segments, which includes net revenues and gross profit for each of the three years in the period ended December 31, 2000, and total assets as of December 31, 2000, December 26, 1999, and December 27, 1998, is provided in Note 19 to the Consolidated Financial Statements.

Item 2. PROPERTIES

The Company's principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 31, 2000, the Company owned or leased a total of approximately 2,436,000 square feet of space worldwide which is used primarily for sales, distribution, manufacturing and general administration. These facilities include 30 sales/distribution offices located throughout North and South America, Western Europe, Asia, Australia and New Zealand. Additionally, the Company's principal manufacturing facilities are located in the United States, Puerto Rico, the Dominican Republic, Germany, Japan, Malaysia, and the Netherlands. The Company believes its current manufacturing capacity will support its needs for the foreseeable future.

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

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

No matter was submitted during the fourth quarter of 2000 to a vote of shareholders.

Item A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
-------------------------      ---        -------    --------------------
Michael E. Smith               45          1990      President and Chief
                                                     Executive Officer

William J. Reilly, Jr.         52          1989      Chief Operating Officer

W. Craig Burns                 41          1997      Executive Vice President,
                                                     Chief Financial
                                                     Officer and Treasurer

Neil D. Austin                 54          1989      Vice President, General
                                                     Counsel and Secretary

Arthur W. Todd                 35          2000      Vice President,
                                                     Corporate Controller
                                                     and Chief Accounting
                                                     Officer

Mr. Smith was appointed President and Chief Executive Officer of the Company on March 20, 2001. Mr. Smith was Executive Vice President from April 1997 to March 2001. Mr. Smith was Senior Vice President from August 1993 to April 1997. He was Vice President, Marketing from August 1990 to August 1993. Mr. Smith was Director of Marketing from April 1989 to August 1990 and Program Manager, National/Major Accounts from December 1988 to April 1989.

Mr. Reilly was appointed Chief Operating Officer on March 20, 2001. Mr. Reilly was Executive Vice President from April 1997 to March 2001. Mr. Reilly was Senior Vice President from August 1993 to April 1997. He was Vice President, Sales of the Company from April 1989 to August 1993. Mr. Reilly was Eastern Regional Sales Manager from March 1989 to April 1989.

Mr. Burns was appointed Executive Vice President, Chief Financial Officer and Treasurer on March 20, 2001. Mr. Burns was Vice President, Finance, Chief Financial Officer and Treasurer from April 2000 to March 2001. Mr. Burns was Vice President, Corporate Controller and Chief Accounting Officer from December 1997 until April 2000. He was Director of Tax from February 1996 to December 1997. Prior to joining the Company, Mr. Burns was a Senior Tax Manager with Coopers & Lybrand, LLP from June 1989 to February 1996. Mr. Burns is a Certified Public Accountant.

Mr. Austin has been Vice President, General Counsel and Secretary since joining the Company in 1989.

Mr. Todd has been Vice President, Corporate Controller and Chief Accounting Officer since August 2000. Mr. Todd was Corporate Controller for Meto AG from December 1998 until July 2000. From 1986 to November 1998, Mr. Todd held various financial positions within international subsidiaries of the Meto group. Mr. Todd is a Fellow of the Chartered Institute of Management Accountants(UK).

                                     PART II

Item 5. MARKET for the REGISTRANT'S COMMON STOCK and RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported on the NYSE Composite Tape.

                                                  High           Low
                                                 ------         ------
                                                     Closing Price
2000:
       First Quarter............................ $11.8750      $7.5625
       Second Quarter...........................   9.7500       7.1250
       Third Quarter............................   9.1250       7.0000
       Fourth Quarter...........................   9.1875       6.1875

1999:
       First Quarter............................ $12.3750     $ 8.2500
       Second Quarter...........................  10.4375       7.2500
       Third Quarter............................  10.1875       8.4375
       Fourth Quarter...........................   9.5625       7.1875

As of March 6, 2001, there were 1,240 record holders of the Company's common stock.

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

Item 6. SELECTED FINANCIAL DATA

                               SELECTED ANNUAL FINANCIAL DATA

                    2000        1999        1998        1997         1996
                   ------      ------      ------      ------       ------
                             (Thousands, except per share data)
FOR YEARS ENDED:
Net revenues(7)  $690,811     $373,062    $364,572    $338,604     $293,609
Earnings before
 income taxes    $  5,447(1)  $ 10,207(3) $ 26,184(4) $ 13,565(5)  $ 29,877
Income taxes     $  3,115     $  2,655(6) $  8,509    $  5,445     $  9,430
Earnings before
 cumulative effect
 of change in
 accounting
 principle       $  2,254     $  7,258    $ 17,685    $  8,228     $ 20,447
(Loss)/earnings
 before
 extraordinary
 item            $ (2,766)(2) $  7,258    $ 17,685    $  8,228     $ 20,447
Net (loss)/
 earnings        $ (2,766)(2) $  6,666    $ 17,685    $  8,228     $ 20,447

Earnings per
 share before
 cumulative effect
 of change in
 accounting
 principle
  Basic          $    .07     $    .24    $    .55    $    .24     $    .64
  Diluted        $    .07     $    .24    $    .53    $    .23     $    .60
(Loss)/earnings
 per common
 share before
 extraordinary
 item
  Basic          $   (.09)    $    .24    $    .55    $    .24     $    .64
  Diluted        $   (.09)    $    .24    $    .53    $    .23     $    .60
Net (loss)/
 earnings per
 common share
  Basic          $   (.09)    $    .22    $    .55    $    .24     $    .64
  Diluted        $   (.09)    $    .22    $    .53    $    .23     $    .60
Depreciation &
 amortization    $ 47,883     $ 28,028    $ 25,676    $ 23,762     $ 18,322

(1) Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-tax integration charge, a $7.2 million pre-tax asset impairment, a pre-tax inventory write-off of $3.7 million and a $5.1 million pre-tax customer-based receivables write-off.
(2) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.
(3) Includes a $10.9 million pre-tax restructuring charge and a $0.9 pre-tax integration charge.
(4) Includes a $0.6 million pre-tax reversal of the restructuring charge recorded in the fourth quarter of 1997.

(5) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.
(6) Includes tax benefit of $0.3 million associated with the extraordinary loss on early extinguishment of debt.
(7) 1996-1999 amounts have been restated to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

                    2000        1999        1998        1997        1996
                   ------      ------      ------      ------      ------
                                        (Thousands)

AT YEAR-END:
Working capital   $153,074    $ 175,430    $186,261    $211,570    $285,753
Long-term debt    $347,011    $ 395,256    $164,934    $150,068    $152,616
Shareholders'
 equity           $237,679    $ 255,795    $261,936    $277,550    $300,794
Total assets      $872,005    $ 944,873    $507,663    $516,434    $521,653
Capital
 expenditures     $ 13,172    $   8,774    $ 12,301    $ 26,714    $ 10,454
Cash provided by/
 (used in)
 operating
 activities       $  3,172    $  87,536    $ 29,157    $(59,559)   $(17,212)
Cash used in
 investing
 activities       $(26,365)   $(250,891)   $(39,460)   $(36,548)   $(19,882)
Cash (used in)/
 provided by
 financing
 activities       $(33,899)   $ 216,924    $(18,386)   $(24,508)   $145,738
Ratios
 Return on
  net sales(a)       (.40%)       1.78%       4.85%       2.43%       7.00%
  Return on
   average
   equity(b)        (1.12%)       2.57%       6.56%       2.85%       9.33%
  Return on
   average
   assets(c)         (.30%)        .92%       3.45%       1.59%       4.63%
  Current
   ratio(d)           1.70         1.74        3.37        3.46        5.58
  Percent of total
   debt to
   capital(e)       59.35%       60.71%      40.10%      36.13%      34.83%

  (a) "Return on net sales" is calculated by dividing net earnings by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings by weighted average equity.
  (c) "Return on average assets" is calculated by dividing net earnings by weighted average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total long term debt by total long term debt and equity.

                   2000        1999(1)     1998        1997       1996
                  ------      --------    ------      ------     ------
                           (Thousands, except employee data)
Other Information
Average number
   of diluted
   shares
   outstanding    30,624      30,528      33,272      35,184     34,087
  Number of
   Employees       4,984       5,017       3,044       3,605      2,628
  Backlog        $38,800     $34,100     $18,800     $24,200    $ 8,400

 (1) Includes increase in employees and backlog as a result of the Meto acquisition.

                            SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)

                     First       Second       Third     Fourth        Year
                     -----       ------       -----     ------        ----
                            (Thousands, except per share data)
2000
Net revenues(9)    $163,424     $167,891    $171,225   $188,271     $690,811
Gross profit       $ 66,005     $ 69,640    $ 71,583   $ 65,620(1)  $272,848
(Loss)/earnings
 before
 cumulative effect
 of change in
 accounting
 principle         $( 1,622)(2) $  1,934(3) $  5,208(4) $(3,266)(5) $  2,254
Net(loss)/
 earnings          $ (6,642)(6) $  1,934    $  5,208    $(3,266)    $ (2,766)
(Loss)/earnings
 per common share
 before
 cumulative effect
 of change in
 accounting
 principle
  Basic            $   (.05)    $    .06    $    .17   $   (.11)    $    .07
  Diluted          $   (.05)    $    .06    $    .17   $   (.11)    $    .07

Net (loss)/earnings
 per common
 share: (8)
  Basic            $   (.22)    $    .06    $    .17   $   (.11)    $   (.09)
  Diluted          $   (.22)    $    .06    $    .17   $   (.11)    $   (.09)

1999
Net revenues (9)   $ 82,191     $ 87,856    $ 91,424   $111,591     $373,062
Gross profit       $ 31,127     $ 35,690    $ 37,038   $ 42,918     $146,773
Earnings/(loss)
 before
 extraordinary
 item              $  1,392     $  4,146    $  6,241   $ (4,521)(7) $  7,258
Net earnings/
(loss)             $  1,392     $  4,146    $  6,241   $ (5,113)    $  6,666
Earnings/(loss)
 per common share
 before
 extraordinary
 item (8)
  Basic            $    .05     $    .14    $    .21   $   (.15)    $    .24
  Diluted          $    .05     $    .14    $    .20   $   (.15)    $    .24

Net earnings/(loss)
 per common
 share: (8)
  Basic            $    .05     $    .14    $    .21   $   (.17)    $    .22
  Diluted          $    .05     $    .14    $    .20   $   (.17)    $    .22

(1) Includes a $0.9 million pre-tax restructuring charge, a $0.9 million pre-tax integration charge, a $7.2 million pre-tax asset impairment and a pre-tax inventory write-off of $3.7 million.
(2) Includes a $1.6 million pre-tax integration charge.
(3) Includes a $4.0 million pre-tax integration charge.
(4) Includes a $3.1 million pre-tax integration charge.
(5) Includes a $1.3 million pre-tax restructuring charge, a $0.6 million pre-tax integration charge, and a $5.1 million pre-tax customer-based receivables write-off.
(6) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.
(7) Includes a $10.9 million pre-tax restructuring charge and a $0.9 million pre-tax integration charge.
(8) Quarterly earnings per common share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.
(9) Amounts have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)

Management's discussion and analysis of results of operations has been presented on an as reported basis except for the exclusion in cost of revenues and selling, general and administrative expense (SG&A), of the restructuring and integration charges recorded in 2000, 1999 and 1998.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. The Company has since increased its ownership to 100%. Included in the 2000 results are $19.6 million in restructuring and integration charges related to the completion of the Meto integration; the subsequent realignment of operations and assets; and costs related to the consolidation and rationalization of its manufacturing operations. Included in the 2000 charges are employee severance costs ($1.8 million), facility lease termination costs ($0.4 million), impairments of manufacturing assets ($7.2 million), and integration costs ($10.2 million) of which $9.0 million was recorded in cost of revenues and $10.6 million in other operating expenses. Included in the 1999 results is $11.8 million of restructuring and integration charges related to the acquisition of the Meto business. The 1999 charges relate to employee severance costs ($3.1 million), facility lease termination costs ($3.3 million), certain asset impairments ($4.5 million), and other integration expenses ($0.9 million) of the Company. Most of the employees affected by the restructuring were in support services including selling, technical and administrative staff functions. The 1998 restructuring credit relates to a $0.6 million reversal of the restructuring charge recorded in 1997.

The table below reflects the income from operations before restructuring and integration charges. Accordingly, the discussion that follows speaks to the comparisons in this table through income from operations before restructuring and integration charges.
                                          2000          1999 (1)      1998
                                          ----          ----          ----
                                                    (Thousands)
Net revenues (2)                       $690,811      $373,062      $364,572
Cost of revenues                        408,963       226,289       217,475
                                       --------      --------      --------
Gross profit                            281,848       146,773       147,097
Selling, general and administrative
  expenses                              234,490       118,803       117,034
                                       --------      --------      --------
Income from operations before
  restructuring and integration
  charges                                47,358        27,970        30,063
Restructuring and integration
  charges                                19,551        11,796          (600)
                                       --------      --------      --------
Income from operations after restruct-
  uring and integration charges        $ 27,807      $ 16,174      $ 30,663
                                       ========      ========      ========
Net revenues by product segment (2)
  Security                             $419,696      $362,097      $364,572
  Labeling services                     138,396         5,310             -
  Retail merchandising                  132,719         5,655             -
                                       --------      --------      --------
                                       $690,811      $373,062      $364,572
                                       ========      ========      ========

(1) The 1999 results include the operations of the Meto business from the date acquired, December 10, 1999.
(2) 1999 and 1998 amounts have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. The Company's increasing base of installed systems and printers provide a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2000, 1999, and 1998, approximately 47%, 34%, and 35% respectively of the Company's net revenues were attributable to sales of disposable tags, custom and stock labels, printer consumables, and service to its installed base of customers. The increase in 2000 of the recurring revenues as a percentage of total net revenues is principally due to the acquisition of the Meto business.

The Company's customers are substantially dependent on retail sales, which are seasonal and subject to significant fluctuations and are difficult to predict. Such seasonality and fluctuations impact the Company's sales. Historically, the Company has experienced lower sales in the first and second quarters of each year.

During 2000, revenues increased by approximately $317.7 million or 85.2% from $373.1 million to $690.8 million. This increase was directly attributable to the Meto acquisition. On a pro forma basis, which includes Meto as if the acquisition had occurred at the beginning of 1999, revenues decreased $48.2 million or 6.5%. This decrease in revenue was a direct result of the negative impact of foreign exchange. Excluding the impact of foreign exchange, on a pro forma basis, revenues decreased by less than 1%.

In 1999, revenues increased by approximately $8.5 million or 2.3% from $364.6 million to $373.1 million. This increase was attributable to (i) the revenue generated from the Meto acquisition (ii) increased sales of the Company's Electronic Article Surveillance (EAS) product line in the International retail markets (iii) an increase in revenue of the Company's Access Control products offset by (iv) a decrease in the Company's EAS and CCTV/Fire and intrusion products in North America.

US Domestic net revenues accounted for 33.4%, 48.0%, and 54.1% in 2000, 1999,and 1998, respectively. The decrease in 2000 was due to Meto. On a pro forma basis, the year 2000 US Domestic revenues were comparable to prior year. In 1999, US Domestic revenues decreased by 9.3%. This decrease was primarily attributable to a decrease in sales of the Company's US-based CCTV/Fire and intrusion products partially offset by an increase in sales of the Company's US-based Access Control product line.

International net revenues accounted for 66.6%, 52.0%, and 45.9% in 2000, 1999, and 1998, respectively. The increase in 2000 was due to Meto. On a pro forma basis, excluding the impact of foreign exchange, the year 2000 International revenues were comparable to prior year. In 1999, excluding the impact of foreign exchange, International revenues increased 5.0% over 1998. This increase was primarily attributable to an increase in sales of the Company's EAS, barcode systems, and CCTV/Fire and intrusion products. This increase was partially offset by decreases in sales of the Company's hand-held labeling and retail merchandising product lines.

Cost of Revenues

During 2000 the cost of revenues increase was a direct result of the additional revenue related to the inclusion of the Meto business for a full year. Cost of revenues as a percentage of revenues decreased to 59.2% from 60.7%. This decrease is primarily attributable to a reduction in field service costs due to the Meto integration and the full year effect of Meto's lower cost of revenues. These decreases were partially offset by a $3.7 million inventory write-off.

During 1999, cost of revenues increased $8.8 million or 4.0% from $217.5 million to $226.3 million. As a percentage of net revenues, cost of revenues increased 1.0% (from 59.7% to 60.7%). The increase in the Company's cost of revenues is primarily attributable to: (i) an increase in field service costs to support international chain wide installations; and (ii) an increase in product cost related to idle capacity. These increases were partially offset by a reduction in research & development expenses.

The principal elements comprising cost of revenues are product cost, research and development cost, and field service and installation cost. The components of product cost are as follows: 66% material, 11% labor, and 23% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

For fiscal year 2000, 1999, and 1998, field service and installation costs were 8.4%, 10.6% and 10.3% of net revenues, respectively. The decrease in 2000 was the result of a reduction in costs due to the Meto integration and the lower field service and installation costs for the Meto product range. The Company believes that it has and will continue to make product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

Selling, General and Administrative Expenses

During 2000, the increase in SG&A expenses was directly attributable to the additional expenses resulting from the inclusion of the Meto business for the full year. SG&A expenses as a percentage of revenues increased to 33.9% from 31.8%. The increase was due to the amortization of goodwill and other intangibles associated with the Meto acquisition and a customer-based receivables write-off of $5.1 million. The full impact of the reduced SG&A expenses resulting from the integration of Meto will first occur in 2001.

During 1999, SG&A expenses increased $1.8 million or 1.5% from $117.0 million to $118.8 million. As a percentage of net revenues, SG&A expenses decreased by 0.3% (from 32.1% to 31.8%). The higher expenses (in dollars) were due to a $4.5 million increase in support costs (finance, administration, legal, MIS, and operations) offset by a $2.7 million decrease in variable costs (selling, commissions, and royalties) and sales support costs (marketing and customer service). SG&A expenses in 1999 included approximately $1.0 million of year 2000 consulting costs, additional Board of Director and advisory fees of $0.4 million, and additional legal costs of $0.7 million related to lawsuits involving ID Security Systems Canada, Inc. and Checkpoint Software Technologies, Inc. Also included in SG&A expenses in 1999 is approximately $5.2 million related to the operations of the Meto business from the date of acquisition.

Other (Loss)/Income, net

Other (loss)/income, net was $(2.5) million, $(1.7) million, and $0.3 million for 2000, 1999, and 1998, respectively. Other (loss)/income, net of $(2.5) and $(1.7) million in 2000 and 1999, respectively, resulted from net foreign exchange losses. Other (loss)/income, net of $0.3 million in 1998 included $1.3 million of proceeds from the final settlement of the insurance claim relating to the loss of business income caused by a fire at the Company's warehouse facility in France offset by a net foreign exchange loss of $1.0 million.

Interest Expense and Interest Income

Interest expense was $24.1 million, $9.8 million, and $9.6 million for 2000, 1999, and 1998, respectively. The increase in interest expense is directly attributable to the increased borrowings associated with the acquisition of Meto AG. Interest income for fiscal year 2000, 1999, and 1998, was $4.3 million, $5.5 million, and $4.7 million, respectively. The decrease in 2000 was directly attributable to a decrease in cash investments primarily resulting from the payment of interest and principal on the Company's debt along with the cash paid for restructuring during the fourth quarter of 1999 and throughout 2000. The increase in 1999 was directly attributable to the increased cash investments resulting from cash generated from operations beginning with 1998 and continuing throughout 1999.

Income Taxes

The Company's effective tax rate for fiscal 2000, 1999, and 1998, was 57.2%, 28.6%, and 32.5%, respectively. The higher rate in 2000 was a result of the non-deductible goodwill associated with the acquisition of Meto in December 1999. The lower rate in 1999 was a result of proportionally higher tax-exempt earnings in Puerto Rico, and the benefit of tax loss carryforwards, which previously had been subject to a full valuation allowance.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are substantially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (Section 936) and are substantially exempt from Puerto Rican income taxes.

Cumulative Effect Of Change In Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of 2000, the Company began recognizing revenue when installation was complete or other post-shipment obligations have been satisfied. During the first quarter of 2000, the cumulative effect of the change in accounting principle was a non-cash reduction in net earnings of $5.0 million, or $0.16 per diluted share.

Net (Loss)/Income

Net (loss)/income was $(2.8) million or $(.09) per share, $6.7 million or $.22 per share, and $17.7 million or $.53 per share for fiscal years 2000, 1999, and 1998, respectively. The weighted average number of shares used in the diluted earnings per share computation were 30.6 million, 30.5 million, and 33.3 million for fiscal years 2000, 1999, and 1998, respectively. The decrease in the weighted average number of shares from 1998 to 1999 was primarily due to the repurchase of common stock throughout 1998.

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

The Company's operating activities during fiscal 2000 generated approximately $3.2 million compared to approximately $87.5 million during 1999. This change from the prior year was primarily the result of an increase in working capital, income tax payments relating to Meto, and payments made in connection with the integration of Meto. Excluding restructuring and integration payments, the cash provided by operating activities in 2000 was approximately $30.3 million.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, included a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest on the new facility resets quarterly and is based on the Eurocurrency base rate plus an applicable margin. At December 31, 2000, 217.2 million Euro (approximately $204.6 million) and $19.3 million were outstanding under the term loan. The outstanding borrowings under the revolving credit facility were 2.23 billion Japanese Yen (approximately $19.4 million) and 6 million Euro (approximately $5.7 million). Subsequent to year end 2000, the $150 million revolving line of credit was reduced to $100 million.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $100 million revolving credit facility, and cash generated from future operations.

Capital Expenditures

The Company's capital expenditures during fiscal 2000 totaled $13.2 million compared to $8.8 million during fiscal 1999. The higher expenditures during 2000 were a direct result of the increase in expenditures attributed to the expansion of the Company through the Meto acquisition in December 1999. The Company anticipates its capital expenditures to approximate $19.0 million in 2001.

Stock Repurchase

On October 23, 1998, the Board of Directors authorized the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of December 31, 2000, the Company has purchased 3,441,300 shares of common stock for an average price of $12.02 per share under the 1997 program, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program. There were no stock repurchases in 2000 and 1999.

Exposure to International Operations

The Company manufactures products in the USA, the Caribbean, Europe and the Asia Pacific region for both the local marketplace as well as for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

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

As of December 31, 2000, the Company had currency exchange forward contracts totaling approximately $49.8 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and the Asia Pacific region.

The Company has entered into a foreign exchange option contract for the conversion of 3.0 million Euros into US dollars with an expiration date of May 2001.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.

OTHER MATTERS

New Accounting Pronouncements and Other Standards

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, became effective for fiscal years beginning after June 15, 2000. As required, the Company adopted this standard as of January 1, 2001.

This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedge item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is assigned to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investment in foreign operating units not using the US Dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in current earnings along with any ineffective portion of hedges.

The Company has concluded that the adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results of operations.

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This new accounting guidance is effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the Company's Consolidated Statements of Operations with restatements of prior reporting required. The Company has reclassified a total of $3.9 million in shipping and handling fees to net revenues from cost of revenues in 2000 and has reclassified all prior reported periods as a result of adopting this standard.

The EITF also reached consensus in 2000 on Issue 00-14, Accounting for Certain Sales Incentives. The standard addresses the income statement classification of certain selling costs. The standard is effective beginning in 2001 with prior restatements required. The Company does not expect the standard to result in a material reclassification in any period.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into forward exchange contracts and purchases options denominated in foreign currency to hedge foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Accounting for Foreign Currency Translation and Transactions" and "Financial Instruments and Risk Management" in the Summary of Significant Accounting Policies, Note 1; and "Financial Instruments and Risk Management", Note 13.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of fixed rate debt instruments. These debt instruments have a net fair value of $98.0 million and $103.8 million as of December 31, 2000 and December 26, 1999, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 31, 2000 would result in a $4.0 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 31, 2000 would result in a $2.6 million increase in the net market value of the liability.

The Company's $120 million subordinated debentures are also subject to equity price risk. The fair value of these debentures was a liability of $87.9 million and $92.7 million at December 31, 2000 and December 26, 1999, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 31, 2000, a 10% strengthening in the Company's common stock would result in a net increase in the fair value liability of $1.2 million, while a 10% weakening in the Company's common stock would result in a net decrease in the fair value liability of $0.9 million.

The Company's financial instruments subject to foreign currency exchange risk include the 244 million Euro term loan, the $100 million multi-currency revolving credit facility, and the 18.6 million Deutsche Mark and 5.3 million Deutsche Mark capital leases. At December 31, 2000, 217.2 million Euro

(approximately $204.6 million) was outstanding under the term loan. The amounts outstanding under the revolving credit facility were 2.23 billion Japanese Yen (approximately $19.4 million) and 6 million Euro (approximately $5.7 million). The outstanding borrowings under the capital leases were 18.1 million Deutsche Mark (approximately $8.7 million) and 4.5 million Deutsche Mark (approximately $2.2 million). The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 31, 2000, a 10% strengthening of the US dollar versus the Euro would result in a $20.1 million decrease in the liability of the term loan, revolving credit facility and capital leases, while a 10% weakening of the US dollar versus the Euro would result in a $24.6 million increase in the liability of the term loan, revolving credit facility and capital leases. At December 31, 2000, a 10% strengthening of the US dollar versus the Japanese Yen would result in a $1.8 million decrease in the liability of the revolving credit facility, while a 10% weakening of the US dollar versus the Japanese Yen would result in a $2.2 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk are the Company's foreign currency forward exchange contracts and options which represent a net asset position of $0.8 million and $2.5 million at December 31, 2000 and December 26, 1999, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 31, 2000, a 10% strengthening of the US dollar versus other currencies would result in an increase of $3.5 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $2.9 million.

Foreign exchange forward and option contracts are used to hedge the Company's firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company's operations outside the United States.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants.............................................34

Consolidated Balance Sheets as of December 31, 2000 and
   December 26, 1999..........................................................35

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 31, 2000...........................37

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2000.....................39

Consolidated Statements of Comprehensive (Loss)/Income for each of the years in the three-year period ended December 31, 2000..............41

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 31, 2000...........................42

Notes to Consolidated Financial Statements.................................44-77

Financial Statement Schedule
   Schedule II -Valuation and Qualifying Accounts.............................78

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its Subsidiaries at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 15, 2001

                       CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS


                                             December 31,     December 26,
                                                  2000            1999
                                             ------------     ------------
             ASSETS                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 28,121          $ 87,718
  Accounts receivable, net of allowances
       of $12,427,000 and $10,479,000           176,479           184,378
  Inventories, net                              122,267            99,148
  Other current assets                           35,620            20,047
  Deferred income taxes                           8,668            21,210
                                               --------           -------
           Total current assets                 371,155           412,501

REVENUE EQUIPMENT ON OPERATING LEASE, net        21,744            18,665
PROPERTY, PLANT AND EQUIPMENT, net              123,417           128,881
GOODWILL, net                                   245,241           249,823
OTHER INTANGIBLES, net                           78,070            88,223
OTHER ASSETS                                     32,378            46,780
                                               --------          --------
TOTAL ASSETS                                   $872,005          $944,873
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term borrowings and
      current portion
      of long-term debt                        $ 38,070          $ 45,906
     Accounts payable                            41,996            45,892
     Accrued compensation and
      related taxes                              16,862            25,750
     Income taxes                                30,793            35,370
     Unearned revenues                           26,354            18,338
     Restructuring reserve                       17,707            27,047
     Other current liabilities                   46,299            38,768
                                               --------          --------
     Total current liabilities                  218,081           237,071

LONG-TERM DEBT, LESS CURRENT MATURITIES         227,011           275,256
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      57,953            55,775
DEFERRED INCOME TAXES                            10,734                 -
MINORITY INTEREST                                   547               976
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, no par value, authorized
       500,000 shares, none issued
     Common stock, par value $.10 per share,
       authorized 100,000,000 shares, issued
       36,642,740 and 36,522,584                  3,664             3,652
     Additional capital                         234,407           233,617
     Retained earnings                          108,458           111,224
     Common stock in treasury, at cost,
       6,359,200 shares and 6,359,200 shares    (64,410)          (64,410)
     Accumulated other comprehensive loss       (44,440)          (28,288)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      237,679           255,795
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $872,005          $944,873
                                               ========          ========

 See accompanying notes to consolidated financial statements.

                      CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        2000          1999          1998
                                      --------      --------      --------
                                       (Thousands, except per share data)

Net revenues                          $690,811      $373,062      $364,572

Cost of revenues                       417,963       226,289       217,475
                                      --------      --------      --------
Gross profit                           272,848       146,773       147,097

Selling, general and administrative
   expenses                            234,490       118,803       117,034

Other operating expenses                10,551        11,796          (600)
                                      --------      --------      --------
Operating income                        27,807        16,174        30,663

Interest income                          4,257         5,495         4,746

Interest expense                        24,093         9,792         9,568

Other (loss)/income, net                (2,524)       (1,670)          343
                                      --------      --------      --------
Earnings before income taxes             5,447        10,207        26,184

Income taxes                             3,115         2,915         8,509

Minority interest                          (78)          (34)           10
                                      --------      --------      --------
Earnings before cumulative
   effect of change in
   accounting principle
   and extraordinary item                2,254         7,258        17,685

Cumulative effect of change in
   accounting principle (net of
   income tax benefit of $2,703)        (5,020)            -             -

Extraordinary loss on early
   extinguishment of debt (net of
   income tax benefit of $260)               -          (592)            -
                                      --------      --------      --------
Net (loss)/earnings                   $ (2,766)     $  6,666      $ 17,685
                                      ========      ========      ========

Earnings per share before cumulative effect of change in accounting principle:
   Basic                              $    .07      $    .24      $    .55
                                      ========      ========      ========
   Diluted                            $    .07      $    .24      $    .53
                                      ========      ========      ========

(Loss)/earnings per share before extraordinary item:
   Basic                              $   (.09)     $    .24      $    .55
                                      ========      ========      ========
   Diluted                            $   (.09)     $    .24      $    .53
                                      ========      ========      ========

Net (loss)/earnings per share:
   Basic                              $   (.09)     $    .22      $    .55
                                      ========      ========      ========
   Diluted                            $   (.09)     $    .22      $    .53
                                      ========      ========      ========

        See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Accumu-
                                                    lated
                                                    Other
                                                    Compre-
                      Common  Additional Retained   hensive  Treasury
                      Stock   Capital    Earnings   (Loss)   Stock      Total
                      ------  ---------- --------  --------  ---------  -----
                                   (Thousands)
Balance,
December 28, 1997    $ 3,633  $232,079  $ 86,873  $(17,049) $(27,986)  $277,550
(Common shares:
 issued 36,333,228;
 reacquired, 3,188,700)
Net earnings                              17,685                         17,685
Exercise of stock
 options
(138,356 shares)          14     1,101                                    1,115
Foreign currency
 translation
 adjustment                                          2,010                2,010
Purchase of
 common stock
 (3,170,500 shares)                                          (36,424)   (36,424)
                     -------  --------  --------  --------  --------   --------
Balance,
December 27,1998       3,647   233,180   104,558   (15,039)  (64,410)   261,936
(Common shares:
 issued 36,471,584
 reacquired, 6,359,200)
Net earnings                               6,666                          6,666
Exercise of stock
  options
 (51,000 shares)           5       437                                      442
Foreign currency
  translation
  adjustment                                       (13,249)             (13,249)
Purchase of
  common stock                                                                -
                     -------- --------- --------- ---------- --------  --------
Balance,
December 26, 1999      3,652   233,617   111,224   (28,288)  (64,410)   255,795
(Common shares:
 issued 36,522,584;
 reacquired, 6,359,200)
Net loss                                  (2,766)                        (2,766)
Exercise of stock
 options
 (120,156 shares)         12       790                                      802
Foreign currency
 translation
 adjustment                                        (16,152)             (16,152)
Purchase of common
 stock                                                                        -
                     -------- --------- --------- ---------- --------  --------

Balance,
December 31, 2000     $3,664   $234,407 $108,458  $(44,440)  $(64,410) $237,679
(Common shares:       ======   ======== ========  ========   ========  ========
 issued 36,642,740
 reacquired, 6,359,200)

        See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

                                    2000         1999          1998
                                    ----         ----          ----
                                              (Thousands)
Net (loss)/earnings              $ (2,766)      $ 6,666      $17,685

Foreign currency translation
  adjustment, net of tax          (16,152)      (13,249)       2,010
                                 --------       -------      -------
Comprehensive (loss)/income      $(18,918)      $(6,583)     $19,695
                                 ========       =======      =======


See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             2000         1999         1998
                                             ----         ----         ----
Cash flows from operating                             (Thousands)
  activities:
Net (loss)/earnings                       $ (2,766)   $  6,666     $ 17,685
Adjustments to reconcile net earnings
  to net cash (used in)/provided by
  operating activities:
Cumulative effect of change in
  accounting principle, net of tax           5,020           -            -
Revenue equipment under
  operating lease                            3,496      (4,781)      (8,307)
Long-term customer contracts                     -       6,547       (1,433)
Depreciation and amortization               47,883      28,028       25,676
Deferred taxes                               5,204      (3,120)         383
Provision for losses on accounts
  receivable                                 7,506       2,180        1,672
Impairment of long-lived assets              7,110           -            -
Restructuring and extraordinary
  charges                                    2,205      12,648       (6,692)
(Increase)/decrease in current assets,
  net of the effects of acquired
  companies:
   Accounts receivable                      (6,508)     15,174        1,310
   Inventories                             (25,914)     16,931        1,313
   Other current assets                    (17,881)      5,201        3,046

Increase/(decrease) in current liabilities net of the effects of acquired companies:
   Accounts payable                         (3,300)      9,347        3,999
   Accrued compensation and related
   taxes                                    (7,453)      2,015          498
   Income taxes                            (12,952)      1,804       (1,365)
   Unearned revenues                         3,354       1,541         (703)
   Restructuring reserve                   (16,925)          -            -
   Other current liabilities                15,093     (12,645)      (7,925)
                                          --------    --------     --------
   Net cash provided by
    operating activities                     3,172      87,536       29,157
                                          --------    --------     --------
Cash flows from investing activities:
   Acquisition of property, plant and
    equipment                              (13,172)     (8,774)     (12,301)
   Acquisitions, net of cash acquired      (15,774)   (239,792)     (27,584)
   Other investing activities                2,581      (2,325)         425
                                          --------    --------     --------
   Net cash used in investing
    activities                             (26,365)   (250,891)     (39,460)
                                          --------    --------     --------

Cash flows from financing activities:
Proceeds from stock issuances                  802         442        1,115
Proceeds of debt                             5,827     293,722       19,548
Payment of debt                            (40,528)    (77,240)      (2,625)
Purchase of treasury stock                       -           -      (36,424)
Net cash (used in)/provided by            --------    --------     --------
 financing activities                      (33,899)    216,924      (18,386)
                                          --------    --------     --------
Effect of foreign currency rate
 fluctuations on cash and cash
 equivalents                                (2,505)     (1,785)         485
                                          --------    --------     --------
Net (decrease)/increase in cash and
 cash equivalents                          (59,597)     51,784      (28,204)
Cash and cash equivalents:
 Beginning of year                          87,718      35,934       64,138
                                          --------    --------     --------
 End of year                              $ 28,121     $87,718     $ 35,934
                                          ========    ========     ========

     See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. The Company is a leading provider of radio frequency (RF) and electromagnetic (EM) electronic article surveillance (EAS) systems and tags, security source tagging, retail merchandising system (RMS), hand-held labeling systems (HLS), and barcode labeling systems (BCS). The Company's labeling systems and services are designed to improve efficiency, reduce costs and furnish value-added solutions for customers across many markets and industries. Applications for barcode labeling systems include auto-ID, retail security, pricing and promotional labels. The Company also markets closed circuit television (CCTV) systems and point-of-sale
(POS) monitoring systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial growth since 1993, primarily through internal expansion and acquisitions, new product introductions, broadened and more direct distribution (particularly in international markets) and increased and more efficient manufacturing capabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation.

Use of Estimates

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

Fiscal Year

The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2000, 1999, and 1998 are for: the 53 weeks ended December 31, 2000, the 52 weeks ended December 26, 1999, and the 52 weeks ended December 27, 1998.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statements and related footnotes to conform to the 2000 presentation.

Revenue Recognition

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarized certain of the staffs views in applying generally accepted accounting principles to revenue recognition in financial statements.

In accordance with SAB 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of year 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5,020,000, net of income tax benefit of $2,703,000, or $0.16 per diluted share.

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

Revenue Equipment on Operating Lease

The cost of the equipment leased to customers under operating leases is depreciated on a straight-line basis over the length of the contract, which is usually between three and five years.

Property, Plant and Equipment

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

Goodwill

Goodwill is amortized over the estimated future periods to be benefited, ranging from 20 to 30 years. Accumulated amortization approximated $24,262,000 and $18,267,000 at December 31, 2000 and December 26, 1999, respectively.

Intangibles

Intangibles at December 31, 2000 and December 26, 1999 consisted of the following:

                                   Amortizable
                                   Life (years)         2000           1999
                                   ------------         ----           ----
                                                (Thousands)

Customer lists                              20        $ 24,392       $ 24,639
Trade name                                  30          22,762         24,600
Capitalized software                    3 to 5           7,558          6,834
Workforce                                   13          10,686         11,549
Patents, license agreements            5 to 14          26,912         26,717
Financing                                    6           7,299          7,299
Other                                   3 to 6           4,004          2,291
                                                      --------       --------
                                                       103,613        103,929
Less: accumulated amortization                         (25,543)       (15,706)
                                                      --------       --------
Total                                                 $ 78,070       $ 88,223
                                                      ========       ========

Amortization expense was $10.3 million, $2.6 million and $2.8 million for 2000, 1999 and 1998, respectively. Intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter).

Long-Lived Assets

The Company reviews its long-lived assets, including goodwill and intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows (undiscounted), then the loss is recognized on the Consolidated Statements of Operations. The amount of an impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments.

Research and Development Costs

Research and development costs are expensed as incurred, and approximated $9,494,000, $7,278,000, and $8,018,000, in 2000, 1999, and 1998, respectively.

Royalty Expense

Royalty expenses incurred approximated $4,780,000, $3,986,000, and $4,354,000, in 2000, 1999, and 1998, respectively.

Taxes on Income

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

Accounting for Foreign Currency Translation and Transactions

The Company's balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Revenues, costs and expenses of the Company's foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. In addition, gains or losses on long-term intercompany transactions are excluded from the results of operations and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders' equity. All other foreign transaction gains and losses are included in the results of operations.

The Company enters into certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada, and Australia. Transaction gains or losses resulting from these contracts are recognized over the contract period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other (loss)/income, net on the Company's Consolidated Statements of Operations.

Note 2. INVENTORIES

Inventories consist of the following:
                                                 2000              1999
                                                 ----              ----
                                                       (Thousands)
      Raw materials                           $ 10,921          $ 14,544

      Work-in-process                            6,819            10,984

      Finished goods                           104,527            73,620
                                              --------          --------
         Totals                               $122,267          $ 99,148
                                              ========          ========

Note 3. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
        EQUIPMENT

The major classes are:
                                                 2000              1999
                                                 ----              ----
                                                      (Thousands)
    Revenue equipment on operating lease
     Equipment rented to customers            $ 56,093          $ 51,667
     Accumulated depreciation                  (34,349)          (33,002)
                                              --------          --------
                                              $ 21,744          $ 18,665
                                              ========          ========

    Property, plant and equipment
     Land                                     $ 10,292          $ 11,291
     Buildings                                  64,314            56,627
     Machinery & equipment                     188,430           183,784
     Leasehold improvements                      9,123             8,736
                                              --------          --------
                                               272,159           260,438

     Accumulated depreciation                 (148,742)         (131,557)
                                              --------          --------
                                              $123,417          $128,881
                                              ========          ========

Depreciation expense on the Company's revenue equipment on operating lease and property, plant and equipment was $28,096,000, $19,698,000, and $18,191,000, for
2000, 1999, and 1998, respectively.

Note 4. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 31, 2000 and at December 26, 1999 consisted of the following:

                                        2000               1999
                                       ------             ------
                                              (Thousands)
Overdraft facilities and lines of
  credit with interest rates ranging
  from 1.38% to 5.50%                 $ 5,241            $15,322

Current portion of long-term debt      32,829             30,584
                                      -------            -------
Total short-term borrowings and
  current portion of long-term debt   $38,070            $45,906
                                      =======            =======

Note 5.  LONG-TERM DEBT

Long-term debt at December 31, 2000 and December 26, 1999 consisted of the following:
                                        2000               1999
                                       ------             ------
                                               (Thousands)
Six and one-half year EUR 244
  million variable interest rate
  collateralized term loan           $204,586           $246,904
Six and one-half year $25 million
  variable interest rate
  collateralized loan                  19,250             25,000
Six and one-half year $100 million
  multi-currency variable interest
  rate collateralized revolving
  credit facility                      25,108             21,818
Twenty two and one-half year
  DEM 18.6 million capital lease        8,738              9,515
Eight and one-half year
  DEM 5.3 million capital lease         2,158              2,603
                                     --------           --------
Total                                 259,840            305,840
Less current portion                  (32,829)           (30,584)
                                     --------           --------
Total long-term portion (excluding
  Convertible subordinated
   debentures)                        227,011            275,256
Convertible subordinated debentures   120,000            120,000
                                     --------           --------
Total long-term portion              $347,011           $395,256
                                     ========           ========

In connection with the acquisition of Meto AG, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Subsequent to year end 2000, the $150 million revolving line of credit was reduced to $100 million. Interest on the new facility resets quarterly and is based on the Eurocurrency base rate plus an applicable margin. At December 31, 2000, 217.2 million Euro (approximately $204.6 million) and $19.3 million were outstanding under the term loan. The outstanding borrowings under the revolving credit facility were 2.23 billion Japanese Yen (approximately $19.4 million) and 6 million Euro (approximately $5.7 million).

The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, the Company incurred an after-tax extraordinary loss of $0.6 million, or $.02 per share, for the year ended December 26, 1999.

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to earnings, interest coverage, fixed charge coverage and tangible net worth. In addition, these agreements limit the Company's ability to pay cash dividends.

On March 15, 2001, the Company secured an amendment to one of the financial covenants included in the credit facility, which allowed the Company to be in compliance with its covenants for the year ended December 31, 2000. Management believes that it will fulfill all covenant requirements, as defined in the amended credit facility, going forward.

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

On April 19, 1996, the Company completed its Shelf Registration Statement on Form S-3 covering the resale of $47,250,000 of 5.25% convertible subordinated debentures due 2005 and 2,571,428 shares of the Company's common stock, $.10 par value per share, issuable upon conversion of the debentures. The Registration Statement also covered the registration of 350,000 shares of the Company's common stock presently issuable upon exercise of certain options granted by the Company.

The aggregate maturities on all long-term debt are:

                                           (Thousands)

          2001                              $ 32,829
          2002                                37,449
          2003                                37,481
          2004                                47,199
          2005                               174,722
     Thereafter                               50,160
                                            --------
                Total                       $379,840
                                            ========

Note 6. STOCK OPTIONS

The Company's 1992 Stock Option Plan (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of Common Stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 31, 2000 total 10,535,821. At December 31, 2000, December 26, 1999 and December 27, 1998, a total of 1,464,179, 1,296,090 and 1,781,981 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISOs under the 1992 Plan expire not more than 10 years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 31, 2000 were issued pursuant to the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest as set forth below:

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is less than Vice President shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) an additional 33% on or after 18 months of the date of option grant; and (iii) the remaining 33% on or after the second anniversary date of the option grant.

Incentive Stock Options and Non-Incentive Stock Options issued to all employees whose title is Vice President and above shall vest as follows: (i) 34% on or after the first anniversary date of option grant; (ii) an additional 33% on or after the second anniversary date of option grant; and (iii) the remaining 33% on or after the third anniversary date of option grant.

Options that were fully vested and exercisable totaled 4,025,132 as of December 31, 2000. Options that were outstanding but not yet vested or exercisable totaled 914,906 as of December 31, 2000.

The estimated weighted average fair value of options granted during 2000, 1999 and 1998 were $1,133,000, $3,546,000 and $4,702,000 respectively, on the date of the grant using the option pricing model and assumptions referred to below. The weighted average fair value per share of options granted during 2000, 1999, and 1998 was $4.19, $3.92 and $5.88, respectively.

The following schedules summarize stock option activity and status:

                                              NUMBER OF SHARES
                                       ----------------------------------
                                          2000        1999        1998
                                       ----------------------------------
Outstanding at beginning of year       5,228,284   4,782,765    4,521,616
Granted                                  270,500     905,500      800,100
Exercised                               (120,156)    (51,000)    (138,356)
Canceled                                (438,590)   (408,981)    (400,595)
                                       ---------    ---------   ---------
Outstanding at end of year             4,940,038   5,228,284    4,782,765
                                       =========   =========    =========
Exercisable at end of year             4,025,132   3,631,112    3,428,990
                                       =========   =========    =========


                                                WEIGHTED-AVERAGE PRICE
                                             ---------------------------
                                              2000      1999      1998
                                             ---------------------------
Outstanding at beginning of year             $13.24    $14.27    $14.78

Granted                                      $ 8.29    $ 7.77    $12.09

Exercised                                    $ 6.67    $ 8.65    $ 8.07

Canceled                                     $14.59    $17.67    $18.24
                                             ------    ------    ------
Outstanding at end of year                   $13.01    $13.24    $14.27
                                             ======    ======    ======
Exercisable at end of year                   $14.09    $14.68    $14.56
                                             ======    ======    ======

Following is a summary of stock options outstanding as of December 31, 2000:

                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
-----------------------------------------------------------------------------
                              Weighted
                 Number       Average       Weighted   Number       Weighted
                 Outstanding  Remaining     Average    Exercisable  Average
Range of         As of        Contractual   Exercise   As of        Exercise
Exercise Price   12/31/00     Life          Price      12/31/00     Price
-----------------------------------------------------------------------------
$ 3.88--$ 7.56     580,932      1.57        $ 4.41       552,432     $ 4.26
$ 7.56--$ 9.16   1,229,350      8.18        $ 7.85       480,162     $ 7.94
$ 9.19--$12.44   1,291,718      6.17        $11.04     1,154,500     $11.05
$12.44--$28.38   1,838,038      6.40        $20.55     1,838,038     $20.55
-----------------------------------------------------------------------------
$ 3.88--$28.38   4,940,038      6.22        $13.01     4,025,132     $14.09

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

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      2000        1999        1998
                                      ----        ----        ----
                                               (Thousands)
Net (loss)/earnings
           As reported              $(2,766)     $6,666     $17,685
           Pro forma                $(5,272)     $3,595     $15,252

Diluted (loss)/earnings per share
           As reported              $ (0.09)      $0.22     $  0.53
           Pro forma                $ (0.17)      $0.12     $  0.46

The following assumptions were used in estimating fair value of stock options:

                                       2000        1999        1998
                                       ----        ----        ----
     Dividend yields                   None        None        None
     Expected volatility               .508        .487        .485
     Risk-free interest rates           6.1%        6.1%        6.1%
     Expected life (in years)           3.2         3.1         3.1

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2000, 1999, and 1998, respectively, included payments for interest of $24,184,000, $9,674,000, and $9,569,000, and income taxes of
$15,057,000, $2,950,000, and $9,555,000.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. The Company acquired the remaining outstanding shares of Meto AG in fiscal year 2000.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities are shown below. The amounts reflect the acquisition of the remaining outstanding shares and the final allocation.

     Fair value of assets acquired...................$491,004,000
     Cash paid and direct costs incurred
      for the capital stock.......................... 269,202,000
                                                      -----------
     Liabilities assumed.............................$221,802,000
                                                     ============

On February 2, 1998, the Company acquired the assets of Tokai Electronics Co., Ltd., a Japanese manufacturer of radio frequency tags. The Company had held a one-third interest in Tokai since 1995.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid and direct costs incurred, and liabilities assumed were as follows:

     Fair value of assets acquired...................$28,560,000
     Cash paid and direct costs incurred
      for the capital stock.......................... 28,285,000
                                                     -----------
     Liabilities assumed.............................$   275,000
                                                     ===========

Note 8.  SHAREHOLDERS' EQUITY

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

Note 9. STOCK REPURCHASE

On October 23, 1998, the Board of Directors authorized the purchase of up to $20 million of the Company's outstanding common stock at an average cost not to exceed $14.00 per share. During 1997, the Board of Directors approved the purchase of up to 10% or approximately 3.5 million shares of the Company's common stock at an average cost not to exceed $14.00 per share. As of December 31, 2000, the Company has purchased 3,441,300 shares of common stock for an average price of $12.02 per share under the 1997 program, and 1,319,900 shares of common stock for an average price of $13.02 per share under the 1998 program. There were no stock repurchases in 2000 or 1999.

Note 10. EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statements of Financial Accounting Standards (SFAS) No. 128, Earnings per share, adopted in the fourth quarter of 1997.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       -------------------------------------
                                          2000          1999          1998
                                       -------------------------------------

                                         (Thousands, except per share data)
Basic earnings/(loss) per share:
  Earnings before cumulative effect
  of change in accounting principle
  and extraordinary item                $ 2,254        $ 7,258       $17,685

  Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)          (5,020)             -             -
                                        -------        -------       -------
  (Loss)/earnings before
  extraordinary item                     (2,766)         7,258        17,685

  Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -           (592)            -
                                        -------        -------       -------
Net (loss)/earnings                     $(2,766)       $ 6,666       $17,685
                                        =======        =======       =======

  Average common stock outstanding       30,219         30,146        32,302
                                        =======        =======       =======
  Basic earnings per share before
  cumulative effect of change in
  accounting principle                  $   .07        $   .24       $   .55

  Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)            (.16)             -             -
                                        -------        -------       -------

  Basic (loss)/earnings per share
  before extraordinary item                (.09)           .24           .55

  Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -           (.02)            -
                                        -------        -------       -------

Basic (loss)/earnings per share         $  (.09)       $   .22       $   .55
                                        =======        =======       =======

Diluted earnings/(loss) per share:
  Earnings before cumulative effect
  of change in accounting principle
  and extraordinary item                $ 2,254        $ 7,258       $17,685

  Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)          (5,020)             -             -
                                        -------        -------       -------
  (Loss)/earnings before
  extraordinary item                     (2,766)         7,258        17,685

  Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -           (592)            -
                                        -------        -------       -------
 Net (loss)/earnings                    $(2,766)       $ 6,666       $17,685
                                        =======        =======       =======

  Average Common Stock outstanding       30,219         30,146        32,302

  Additional common shares resulting
  from stock options                        405            382           970
                                        -------        -------       -------
  Average common stock and dilutive
  stock outstanding (1)                  30,624         30,528        33,272
                                        =======        =======       =======
  Diluted earnings per share before
  cumulative effect of change in
  accounting principle                  $   .07        $   .24       $   .53

  Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)            (.16)             -             -
                                        -------        -------       -------
  Diluted (loss)/earnings per share
  before extraordinary item                (.09)           .24           .53

  Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -           (.02)            -
                                        -------        -------       -------

Diluted (loss)/earnings per share       $  (.09)       $   .22       $   .53
                                        =======        =======       =======

(1) Conversion of the subordinated debentures for 2000, 1999, and 1998 are not included in the above calculation as they are anti-dilutive.

Note 11.  INCOME TAXES

The domestic and foreign components of earnings/(losses) before income taxes are:

                                          2000          1999          1998
                                          ----          ----          ----
                                                    (Thousands)
Domestic                                $ 2,680      $ 19,009      $ 27,864

Foreign                                   2,767        (8,802)       (1,680)
                                        -------       -------       -------
Total                                   $ 5,447      $ 10,207      $ 26,184
                                        =======       =======       =======

The domestic component includes the earnings of the Company's operations in Puerto Rico.

The related provisions/(benefits) for income taxes consist of:

                                           2000         1999          1998
                                           ----         ----          ----
Currently Payable                                   (Thousands)
    Federal                             $   155      $ 3,531       $ 5,970
    State                                   721          300           300
    Puerto Rico                             273          554           572
    Foreign                                 604        1,650         1,284
  Deferred
    Federal                              (2,311)         927         2,935
    State                                  (263)           -             -
    Puerto Rico                              87          137           192
    Foreign                               3,849       (4,184)       (2,744)
                                        -------      -------        ------
Total Provision                         $ 3,115      $ 2,915       $ 8,509
                                        =======      =======       =======

Deferred tax assets/liabilities at December 31, 2000 and December 26, 1999 consist of:

                                          2000             1999
                                          ----             ----
                                              (Thousands)

Inventory                              $  2,775          $ 5,754
Accounts receivable                       2,855            1,579
Net operating loss carryforwards         39,129           24,656
Restructuring                             2,361           11,357
Pension                                   4,700            4,598
Warranty                                    480              546
Other                                       197            1,973
Valuation allowance                     (24,887)         (19,717)
                                       --------         --------
Deferred tax assets                      27,610           30,746
                                       --------         --------
Depreciation                              1,183            2,855
Intangibles                              26,080            1,272
Deferred revenue                           (418)           1,123
Other                                     2,831            1,498
                                       --------         --------
Deferred tax liabilities                 29,676            6,748
                                       --------         --------
Net deferred tax asset
(liability)                            $( 2,066)        $ 23,998
                                       ========         ========

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 2000, 1999, and 1998, a full provision was made for tollgate taxes. The Company has not provided for tollgate taxes on approximately $37,000,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The net operating loss carryforwards as of December 31, 2000 in the amount of $118,864,000 include $37,100,000 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of the pre-acquisition loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 2000, $15,550,000 of foreign tax losses expired. A full valuation allowance had been recorded against these losses. In 2000, a valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized.

Of the total foreign net operating loss carryforwards available, $26,930,000 expire beginning January 2001 through December 2010, and the remaining portion may be carried forward indefinitely.

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

                                               2000        1999        1998
                                               ----        ----        ----
                                                        (Thousands)

Tax Provision at the Statutory federal
 income tax rate                             $1,907       $3,572      $9,165

Tax exempt earnings of subsidiary in
 Puerto Rico                                 (1,740)      (2,746)     (3,624)

Non-deductible goodwill                       3,842        1,306       1,326

Non-deductible meals and entertainment          265          200         200

Foreign losses with no benefit                  391        1,629       2,373

State and local income taxes, net
 of federal benefit                             245          612         639

Benefit of foreign sales corporation           (571)        (414)       (700)

Foreign loss carryforwards utilized               -       (1,741)       (640)

Foreign rate differentials                     (749)         497           -

Other                                          (475)           -        (230)
                                             ------       ------      ------
Tax provision at the effective tax rate      $3,115       $2,915      $8,509
                                             ======       ======      ======

The effective tax rate related to the cumulative effect of the change in accounting principle approximates the statutory rate.

Note 12. EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. The Company's contributions under the plans approximated $999,000, $672,000, and $690,000, in 2000, 1999, and
1998, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico and the USA may contribute up to $80 per week to a trust for the purchase of the Company's Common Stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $179,000, $176,000, and $220,000, in 2000, 1999, and 1998, respectively.

Under the Company's 2000 Bonus Plan, employees of the Company are divided into four groups, with each group having a targeted bonus percentage which is adjusted depending on earnings per share growth. In 2000, 1999, and 1998, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided.

The Company maintains several defined benefit pension plans, principally in Europe. The plans covered approximately 20% of the total workforce at December 31, 2000. The benefits accrue according to the length of service, age and remuneration of the employee. The table below sets forth the funded status of the Company's plans and amounts recognized in the accompanying balance sheets.

                                                    December 31,    December 26,
                                                        2000            1999
                                                    -----------     -----------
                                                            (Thousands)

Change in benefit obligation
Net benefit obligation at the beginning of year       $49,380         $49,872
Service cost                                            1,325           1,669
Interest cost                                           2,701           3,262
Net amortization and deferrals                            (14)             22
Actuarial (gain) loss                                    (538)              -
Divestments (1)                                             -          (2,835)
Gross benefits paid                                    (1,885)         (2,610)
Foreign currency exchange rate changes                 (3,474)              -
                                                      -------         -------
Net benefit obligation at end of year                  47,495          49,380
                                                      =======         =======
Change in plan assets
Fair value of plan assets at beginning of year             71               -
Employer contributions                                  1,885           2,682
Gross benefits paid                                    (1,885)         (2,610)
Foreign currency exchange rate changes                     (2)             (1)
                                                      -------         -------
Fair value of plan assets at end of year                   69              71
                                                      -------         -------
Funded status at end of year                           47,426          49,309
Unrecognized net actuarial gain                           716               -
                                                      -------         -------
Accrued post-retirement benefit cost                  $48,142         $49,309
                                                      =======         =======

(1) The divestments represent the impact of employees leaving the Company to join Raflatac Produktions GmbH in connection with the sale of the Company's German laminating operation.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $47,495, $42,499, and $69, respectively, as of December 31, 2000, and $49,380, $47,954, and $71, respectively as of December 26, 1999.

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                                              December 31,        December 26,
                                                 2000                1999
                                              ------------        ------------
Discount rate                                    6.25%               6.00%
Expected rate of return on plan assets           6.25%               6.50%
Expected rate of increase in future
  compensation levels                            3.25%               3.50%

Note 13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's major market risk exposures are movements in foreign currency exchange and interest rates. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table below. All listed items described are non-trading and are stated in US dollars.

Notional Amounts of Derivatives

The notional amounts of derivatives are not a complete measure of the Company's exposure to foreign exchange fluctuation. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Foreign Exchange Risk Management

The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the US dollar from its foreign sales subsidiaries. The term of the currency exchange forward contracts is rarely more than one year. The Company also entered into a range forward option in Euros which provides the Company with limited protection against exchange rate volatility for converting Euros into US dollars. Unrealized and realized gains and losses on these contracts and options are included in other
(loss)/income, net. Notional amounts of currency exchange forward contracts outstanding at December 31, 2000 were $49,760,000, with various maturity dates ranging through the end of 2001. At December 26, 1999, the notional amounts of currency exchange forward contracts outstanding were $44,787,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated.

Aggregate foreign currency transaction losses in 2000, 1999, and 1998, were $2,524,000, $1,670,000, and $981,000, respectively, and are included in other
(loss)/income, net in the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts or options at December 31, 2000.

Interest Rate Risk Management

In connection with the Company's floating rate debt under the senior collateralized multi-currency credit facility, the Company purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material.

Fair Values
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and December 26, 1999:

                                      2000                        1999
                               -------------------         ------------------
                               Carrying     Fair           Carrying     Fair
                               Value        Value          Value        Value
                               --------     -----          --------     -----
                                               (Thousands)

Long-term debt (including
 current maturities) (1)       $(259,840) $(259,034)     $(305,840)  $(304,903)

Subordinated debentures (1)     (120,000)   (87,888)      (120,000)   ( 92,664)

Currency exchange
 forward contracts
 and options (2)                     757        757          2,457       2,457

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

Note 14. PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

The 1999 restructuring accrual established in connection with the Company's acquisition of Meto was updated in 2000 for additional severance costs for approximately 90 employees ($1.8 million) and lease termination costs for one office/warehouse facility ($0.4 million). In addition, the Company recorded an asset impairment charge of $7.2 million relating to the realignment of its manufacturing processes. This impairment charge is comprised of a $3.7 million charge relating to the consolidation of the Company's manufacturing facilities in Japan and a $3.5 million charge related to equipment abandoned in the fourth quarter 2000 in connection with rationalizing manufacturing operations in the Caribbean. The charge recorded in connection with consolidating manufacturing facilities in Japan was determined on a "held for use" basis until manufacturing operations cease (estimated to occur in the second half of 2001) at which time the facility will be held for disposal.

An additional $5.0 million of severance costs for approximately 72 employees and $0.4 million of additional lease termination costs relating to the acquired company were recorded as an increase to goodwill in connection with the completion of the Meto restructuring plan.

A restructuring accrual was established in 1999 for costs related to the acquisition of Meto AG. A portion of these costs resulted in a before-tax charge of $10.9 million largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million) and asset impairments ($4.5 million). The charge for asset impairments relates to leasehold improvements on abandoned facilities and related computer hardware and software as well as previously acquired goodwill.

An additional $20.7 million associated with severance (for approximately 289 employees) and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in the support services, including selling, technical and administrative staff functions.

As of December 31, 2000, 453 of the 586 planned employee terminations had been completed and substantially all of the office/warehouses included in the restructuring plan had been vacated.

Termination benefits are being paid out over a period of 1 to 24 months after termination.

Restructuring accrual activity was as follows:

                   Accrual                                           Accrual
                   at Begin-    Charged     Increase                   at
                   ning of       to            in        Cash        End of
                    Year        Earnings    Goodwill    Payments     Year
                   --------     --------    --------    --------    -------
                                   (Thousands)
1999
Severance and
 other employee
 related charges    $     -     $ 3,097     $17,642     $      -     $20,739
Lease termination
 costs                    -       3,248       3,060            -       6,308
                    -------     -------     -------     --------     -------
                    $     -     $ 6,345     $20,702     $      -     $27,047
                    =======     =======     =======     ========     =======
2000
Severance and
 other employee
 related charges    $20,739     $ 1,766     $ 5,014     $(15,763)    $11,756
Lease termination
 costs                6,308         439         366       (1,162)      5,951
                    -------     -------     -------     --------     -------
                    $27,047     $ 2,205(1)  $ 5,380     $(16,925)    $17,707
                    =======     =======     =======     ========     =======

(1) $0.9 million is included in cost of revenues and $1.3 million in other operating expenses.

Note 15. OTHER OPERATING EXPENSES

Other operating expenses is comprised of the following amounts:

                                               2000        1999        1998
                                               ----        ----        ----
                                                       (Thousands)

Restructuring costs                         $ 1,263     $ 6,345       $ (600)
Integration costs                             9,288         904            -
Asset impairments                                 -       4,547            -
                                            -------     -------       ------
                                            $10,551     $11,796       $ (600)
                                            -------     -------       ------

Integration costs consist primarily of consulting, legal and marketing costs incurred in connection with integrating Meto/Checkpoint operations. Integration costs were charged to expense as incurred. Restructuring and asset impairment costs were discussed in Note 14.

In addition to the charges indicated above, cost of revenues in 2000 includes charges for restructuring, integration and asset impairments of $0.9 million, $0.9 million and $7.2 million, respectively. These charges were recorded in connection with the consolidation and rationalization of the Company's manufacturing operations.

Note 16. COMMITMENTS AND CONTINGENCIES

The Company leases its offices, distribution centers and certain production facilities. Rental expense for all operating leases approximated $13,748,000, $5,619,000, and $7,613,000, in 2000, 1999, and 1998, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 31, 2000 are: $11,594,600 (2001); $9,059,600 (2002);
$6,718,000 (2003); $5,488,000 (2004); $4,293,400 (2005) and $15,167,600
thereafter.

The Company is renting its German laminating facility to Raflatac Produktions GmbH. In connection with the rental agreement, the Company has agreed to purchase a certain volume of paper, which equates to approximately 50% of its current annual worldwide paper consumption. The supply agreement, which remains in place until terminated by either party, provides for a termination fee of $1,926,754 prior to 2009 and $722,533 after 2009 to be paid by the terminating party.

Until October 1995, the Company was the exclusive worldwide licensee of Arthur
D. Little, Inc. (ADL) for certain patents and improvements thereon related to EAS products and manufacturing processes. On October 1, 1995, the Company acquired these patents for $1.9 million plus a percent ranging from 1% to 1.5% of future RF-EAS products sold through the year 2008. Prior to October 1, 1995, the Company paid a royalty to ADL of approximately 2% of net revenues generated by the sale and lease of the licensed products, with the actual amount of the royalty depending upon revenue volume.

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

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. In fiscal year 2000, the Company increased its ownership to 100%. The aggregate purchase price for the shares acquired was $263.9 million, plus transaction costs of $5.3 million. In connection with the acquisition, the Company entered into a new $425 million credit facility provided by several lenders. The credit facility includes a $275 million term note and a $150 million revolving line of credit. The terms of the new credit facility required the Company to retire all existing senior debt. In connection with the senior debt restructuring, the Company incurred $7.3 million in placement fees which have been capitalized and are being amortized over the term of the new facility. In addition, the Company incurred a $852,000 pre-tax extraordinary charge consisting of $745,000 prepayment penalty and the write-off of $107,000 of unamortized deferred financing costs related to debt extinguishment.

In 2000, the Company finalized its allocation of the purchase price associated with the acquisition of Meto AG which resulted in a step up of fixed assets of $19,861,000. The financial statements reflect the allocations of the purchase price based on fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $202.0 million which is being amortized on a straight-line basis over 30 years and other intangibles of $66.7 million which are being amortized on a straight-line basis over periods of 5 to 30 years.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Meto had taken place at the beginning of each period mentioned.

                                              1999               1998
                                            --------           --------
                                          (Thousands, except per share data)

Net revenues (1)                            $739,043           $747,736
Net (loss)/earnings                         $ (7,612)          $  7,230
Diluted (loss)/earnings per share           $   (.25)          $    .22

(1) Amounts have been restated to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

The 1999 pro forma results of operations are for comparative purposes only and reflect increased amortization, interest expense, and restructuring costs resulting from the acquisitions described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations.

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

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company adopted provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in three business segments consisting of:

   (i) Security - includes electronic article surveillance (EAS) systems, access control systems and closed circuit television (CCTV) systems, and fire and intrusion alarm systems.
  (ii) Labeling Services - includes barcoding (BCS) systems, service bureau and radio frequency identification (RFID) systems.
 (iii) Retail Merchandising - includes hand-held labeling (HLS) systems and retail merchandising (RMS) systems.

  With the recent acquisition of Meto AG, the Company has revised its segments to reflect the combined company. As a result, the Company has reclassified the prior period segment information to conform with the current period presentation. The information set forth below is that viewed by the chief operating decision maker:

(A) Business Segments
                                           2000          1999          1998
                                         --------      --------      --------
                                                     (Thousands)
Business segment net revenue:
   Security                              $419,696      $362,097      $364,572
   Labeling Services                      138,396         5,310             -
   Retail Merchandising                   132,719         5,655             -
                                         --------      --------      --------
Total                                    $690,811      $373,062(2)   $364,572(2)
                                         --------      --------      --------

Business segment gross profit:
   Security                              $165,363(1)   $145,443      $149,144
   Labeling Services                       40,377          (359)       (2,047)
   Retail Merchandising                    67,108         1,689             -
                                         --------      --------      --------
Total                                    $272,848      $146,773      $147,097
                                         --------      --------      --------

Business segment total assets:
   Security                              $705,725      $792,835      $506,536
   Labeling Services                       82,335        79,227         1,127
   Retail Merchandising                    83,945        72,811             -
                                         --------      --------      --------
Total                                    $872,005      $944,873      $507,663
                                         --------      --------      --------

(1) Includes $9.0 million in pre-tax restructuring, integration and impairment charges and a pre-tax inventory write-off of $3.7 million. See note 15.
(2) Amounts have been restated to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

(B) Geographic Information

Operating results are prepared on a "customer basis", meaning that net revenues and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the United States to an unaffiliated customer in Europe is reported as a European sale. Interarea sales between the Company's locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of the Company's products imported from other geographic areas.

The following table shows net revenues, gross profit and other financial information by geographic area for the years 2000, 1999, and 1998.

                                                  Inter-
                      United States               national    Asia
                      and Puerto Rico   Europe    Americas   Pacific      Total
                      ---------------   -------   --------   -------     -------
                                   (Thousands)
   2000
Net revenues from
 unaffiliated customers   $230,451    $353,805    $49,465    $57,090    $690,811
Gross profit              $102,985(1) $134,650(2) $16,347(3) $18,866(4) $272,848
Long-lived assets         $ 87,835    $334,159    $11,854    $34,624    $468,472

   1999
Net revenues from
 unaffiliated customers(5)$179,057    $125,126    $39,931    $28,948    $373,062
Gross profit              $ 59,214    $ 58,544    $20,041    $ 8,974    $146,773
Long-lived assets         $ 88,034    $342,701    $12,046    $42,811    $485,592

   1998
Net revenues from
 unaffiliated customers(5)$197,294    $102,112    $43,462    $21,704    $364,572
Gross profit              $ 68,549    $ 47,829    $22,777    $ 7,942    $147,097
Long-lived assets         $ 80,422    $ 67,316    $13,004    $32,513    $193,255

(1) Includes $4.1 million in pre-tax restructuring and impairment charges.  See note 15.
(2) Includes a $0.9 million pre-tax integration charge and a $2.6 million pre-tax inventory write-off. See note 15.
(3) Includes a $1.1 million pre-tax inventory write-off.  See note 15.
(4) Includes a $4.0 million pre-tax restructuring charge and impairment charges. See note 15.
(5) 1999 and 1998 amounts have been restated to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

The Company's export revenues to foreign distributors approximated $9,803,000, $8,899,000, and $10,897,000, in 2000, 1999, and 1998, respectively.

Note 20. MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. The Company's Consolidated Balance Sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings/losses therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, respectively.

Note 21. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and, as amended by SFAS No. 138, became effective for fiscal years beginning after June 15, 2000. As required, the Company adopted this standard as of January 1, 2001.

This standard requires that all derivative instruments be reported on the balance sheet at fair value. For instruments designated as fair value hedges, changes in the fair value of the instrument will largely be offset on the income statement by changes in the fair value of the hedge item. For instruments designated as cash flow hedges, the effective portion of the hedge is reported in other comprehensive income until it is assigned to earnings in the same period in which the hedged item has an impact on earnings. For instruments designated as a hedge of net investment in foreign operating units not using the US dollar as its functional currency, changes in the fair value of the instrument will be offset in other comprehensive income to the extent that they are effective as economic hedges. Changes in the fair value of derivative instruments, including embedded derivatives, that are not designated as a hedge will be recorded each period in current earnings along with any ineffective portion of hedges.

The Company has concluded that the adoption of SFAS No. 133 will not materially change management's risk policies and practices nor will compliance with the standard materially impact the reported results from operations.

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This new accounting guidance is effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the Company's Consolidated Statements of Operations with restatements of prior reporting required. The Company has reclassified a total of $3.9 million in shipping and handling fees to net revenues from cost of revenues in 2000 and has reclassified all prior reported periods as a result of adopting this standard.

The EITF also reached consensus in 2000 on Issue 00-14, Accounting for Certain Sales Incentives. The standard addresses the income statement classification of certain selling costs. The standard is effective beginning in 2001 with prior restatements required. The Company does not expect the standard to result in a material reclassification in any period.

Note 22. SUBSEQUENT EVENTS

On January 9, 2001, the Company announced the acquisition of A.W. Printing, Inc., a leading provider of high quality tags, labels and packaging products for the apparel industry. The acquisition was a cash transaction valued at approximately $13 million.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

                                 PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 3, 2001, which management expects to file with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

Note that the sections of the Company's Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph", pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.  Financial Statements                                               PAGE

     The following consolidated financial statements are included in Part II, Item 8:

     Report of Independent Accountants..................................     34

     Consolidated Balance Sheets as of December 31, 2000 and
       December 26, 1999 ...............................................     35

     Consolidated Statements of Operations for each of the years
       in the three-year period ended December 31, 2000.................     37

     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended
       December 31, 2000................................................     39

     Consolidated Statements of Comprehensive (Loss)/Income for each
       of the years in the three-year period ended December 31, 2000....     41

     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended December 31, 2000.................     42

     Notes to Consolidated Financial Statements......................... . 44-73

     2.  Financial Statement Schedule


     The following consolidated schedule is required to be filed by Part IV, Item, 14(a)2:

     Schedule II - Valuation and Qualifying Accounts....................     78

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.



3. Exhibits required to be filed by Item 601 of Regulation S-K

   Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

   Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.

   Exhibit 4.1 Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
   Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December
                   13, 1995.
   Exhibit 4.3     First Supplemental Indenture dated as of February 27,
                   1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
   Exhibit 10.1    1998 Bonus Plan.
   Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
   Exhibit 10.3 Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
   Exhibit 10.4 Terms and Agreement between Registrant and Principal Mutual Life Insurance Company is Incorporated by reference to Item 14(a), Exhibit 10(e) of the Registrant's 1994 Form 10-K.
   Exhibit 10.5 First Amendment to Note Agreement between Registrant, Principal Mutual Life Insurance Company and The Mutual Group Insurance Company, is incorporated herein by reference to
                   Item 14(a), Exhibit 10(f) of the Registrant's 1994 Form 10-K.
   Exhibit 10.6 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.
   Exhibit 10.7 Asset Purchase Agreement by and among Tokai Aluminum Foil Co. Ltd., Tokai Electronics Co. Ltd., Checkpoint Production Japan K.K. and the Registrant, is incorporated herein by reference to Item 7(c), Exhibit 2 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
   Exhibit 10.8 Credit Agreement, dated as of December 24, 1997, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on February 18, 1998.
   Exhibit 10.9 Employment Agreement with Kevin P. Dowd is incorporated herein by reference.
   Exhibit 10.10 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative

                   Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.
   Exhibit 10.11 Amendment to Employment Agreement with Kevin P. Dowd is incorporated herein by reference.
   Exhibit 21      Subsidiaries of the Registrant.
   Exhibit 23      Consent of Independent Accountants.
   Exhibit 24      Power of Attorney, contained in signature page.

(b)  Reports on Form 8-K

The Registrant filed has not filed any reports on Form 8-K during the fiscal year ended December 31, 2000.

                     CHECKPOINT SYSTEMS, INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                     Addition
                         Balance at  through   Charged to             Balance at
                         Beginning   Acqui-    Costs and   Deductions  End of
Year   Classification    of Year     sition    Expenses                Year
----   --------------    --------   --------  ----------   ----------  ---------

2000   Allowance for
       doubtful accounts  $10,479         -     $7,506      $5,558     $12,427
                          -------    ------     ------      ------     -------
1999   Allowance for
       doubtful accounts  $ 5,556    $4,539     $2,180      $1,796     $10,479
                           ------    ------     ------      ------     -------
1998   Allowance for
       doubtful accounts  $ 5,703         -     $1,672      $1,819     $ 5,556
                          -------    ------     ------      ------     -------




                                INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------                -----------

EXHIBIT 10.1 . . . .  2000 Bonus Plan

EXHIBIT 21 . . . . .  Subsidiaries of Registrant

EXHIBIT 23 . . . . .  Consent of Independent Accountants

EXHIBIT 24 . . . . .  Power of Attorney, Contained in Signature

                      SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 29, 2001.

CHECKPOINT SYSTEMS, INC.

/s/Michael E. Smith
-------------------
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael E. Smith and W. Craig Burns and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----

/s/Michael E. Smith       President and Chief            March 29, 2001
------------------------  Executive Officer

/s/W. Craig Burns         Executive Vice President,      March 29, 2001
------------------------  Chief Financial Officer,
                          and Treasurer

/s/Arthur W. Todd         Vice President, Corporate      March 29, 2001
------------------------  Controller and Chief
                          Accounting Officer

/s/Roger D. Blackwell     Director                       March 29, 2001
------------------------

/s/Richard J. Censits     Director                       March 29, 2001
------------------------

/s/David W. Clark, Jr.    Director                       March 29, 2001
------------------------

/s/R. Keith Elliott       Director                       March 29, 2001
------------------------

/s/Alan R. Hirsig          Director                     March 29, 2001
------------------------

/s/William P. Lyons, Jr.   Director                     March 29, 2001
------------------------