Form 10-Q
period 2001-04-01
CHECKPOINT SYSTEMS INC
filed 2001-05-16
CIK 215419

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 1, 2001
                 ----------------------------------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

Commission file number        1-11257
                       -------------------------------------------------------

                            Checkpoint Systems, Inc.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                        22-1895850
  --------------------------------           -------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)



 101 Wolf Drive  P.O. Box 188  Thorofare, New Jersey          08086
------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2001, there were 30,542,906 shares of the Common Stock outstanding.

                            CHECKPOINT SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                 Page No.
                                                                 --------
Part I.   FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                          3

              Consolidated Statements of Operations                4

              Consolidated Statement of Shareholders' Equity       5

              Consolidated Statements of Comprehensive Loss        5

              Consolidated Statements of Cash Flows                6

              Notes to Consolidated Financial Statements           7-12

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations       13

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                   17



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                    18

      SIGNATURES                                                  18

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               April 1,          Dec. 31,
                                                 2001              2000
                                               --------          --------
ASSETS                                                 (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 40,702          $ 28,121
  Accounts receivable, net of allowances
       of $11,979,000 and $12,427,000           157,530           176,479
  Inventories, net                              120,271           122,267
  Other current assets                           26,760            35,620
  Deferred income taxes                           7,922             8,668
                                               --------          --------
           Total current assets                 353,185           371,155
REVENUE EQUIPMENT ON OPERATING LEASE, net        14,914            21,744
PROPERTY, PLANT AND EQUIPMENT, net              118,373           123,417
GOODWILL, net                                   236,805           245,241
OTHER INTANGIBLES, net                           72,272            78,070
OTHER ASSETS                                     27,696            32,378
                                               --------          --------
TOTAL ASSETS                                   $823,245          $872,005
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 35,979          $ 38,070
  Accounts payable                               34,945            41,996
  Accrued compensation and
   related taxes                                 16,350            16,862
  Income taxes                                   30,764            30,793
  Unearned revenues                              24,759            26,354
  Restructuring reserve                          13,064            17,707
  Other current liabilities                      47,539            46,299
                                               --------          --------
  Total current liabilities                     203,400           218,081
LONG-TERM DEBT, LESS CURRENT MATURITIES         214,926           227,011
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG TERM LIABILITIES                      53,631            57,953
DEFERRED INCOME TAXES                             9,084            10,734
MINORITY INTEREST                                   556               547
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   36,695,860 and 36,642,740                      3,670             3,664
  Additional capital                            234,691           234,407
  Retained earnings                             112,011           108,458
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Accumulated other comprehensive loss          (64,314)          (44,440)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      221,648           237,679
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $823,245          $872,005
                                               ========          ========







          See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Quarter (13 Weeks) Ended
                                       ------------------------
                                        April 1,      March 26,
                                          2001          2000
                                        -------        -------
                                  (Thousands, except per share data)

Net revenues                            $163,728      $163,424 (1)
Cost of revenues                          96,583        97,419 (1)
                                        --------      --------
Gross profit                              67,145        66,005

Selling, general and
  administrative expenses                 56,318        63,853
                                        --------      --------
Operating income                          10,827         2,152

Interest income                              825         1,467
Interest expense                           6,106         6,105
Other income/(loss), net                     295          (256)
                                        --------      --------
Income/(loss) before taxes                 5,841        (2,742)

Income tax expense/(benefit)               2,278        (1,097)
Minority interest                             10           (23)
                                        --------      --------
Earnings/(loss) before cumulative effect   3,553        (1,622)

Cumulative effect of change
  in accounting principle                      -        (5,020)
                                        --------      --------
Net earnings/(loss)                     $  3,553      $ (6,642)
                                        ========      ========
Earnings/(loss) per share before
 cumulative effect of change in
 accounting principle:
Basic                                   $   0.12      $  (0.05)
                                        ========      ========
Diluted                                 $   0.12      $  (0.05)
                                        ========      ========

Earnings/(loss) per share:
Basic                                   $   0.12      $  (0.22)
                                        ========      ========
Diluted                                 $   0.12      $  (0.22)
                                        ========      ========

(1)   Amounts have been reclassified to conform with Emerging Issues Task Force
      (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.




     See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                             Three Months (13 Weeks) Ended April 1,2001
                        ----------------------------------------------------
                                                  Accum-
                                                  ulated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  (Loss)   Stock      Total
                       ------  -------  --------  ------   --------   -----
                                            (Thousands)

Balance,
December 31, 2000     $3,664  $234,407 $108,458 $(44,440) $(64,410) $237,679
(Common shares:
 issued 36,642,740
 reacquired 6,359,200)
Net earnings                              3,553                        3,553
Exercise of Stock
 Options                   6       284                                   290
 (53,120 shares)
Foreign currency
 translation adjustment                          (19,874)            (19,874)
                      ------  -------- -------- --------- --------- --------
Balance
April 1, 2001         $3,670  $234,691 $112,011 $(64,314) $(64,410) $221,648
(Common shares:       ======  ======== ======== ========= ========= ========
 issued 36,695,860
 reacquired 6,359,200)




See accompanying notes to Consolidated Financial Statements.










                            CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                         Three Months (13 Weeks) Ended
                                         -----------------------------
                                           April 1,           March 26,
                                             2001               2000
                                           --------           --------
                                                   (Thousands)

Net earnings/(loss)                       $  3,553            $ (6,642)

Foreign currency translation
     adjustment, net of tax                (19,874)              2,226
                                            ------              ------
Comprehensive loss                        $(16,321)           $ (4,416)
                                            ======              ======













       See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months (13 Weeks) Ended
                                             -----------------------------
                                                  April 1,       March 26,
                                                    2001           2000
                                                  --------       --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                               $  3,553      $(6,642)
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease           1,062         (949)
   Long-term customer contracts                       (503)       1,411
   Depreciation and amortization                    11,531       12,351
(Increase)/decrease in current assets
 net of the effects of acquired companies:
   Accounts receivable                               9,008       14,183
   Inventories                                      (1,715)      (5,313)
   Other current assets                              5,939          797
Increase/(decrease) in current liabilities
 net of the effects of acquired companies:
   Accounts payable                                 (6,585)      (1,680)
   Accrued compensation and related taxes              (53)      (3,003)
   Income taxes                                      1,761       (8,660)
   Unearned revenues                                 3,346        6,864
   Restructuring reserve                            (3,884)      (4,743)
   Other current liabilities                         2,850        1,027
                                                   -------      -------
   Net cash provided by operating activities        26,310        5,643
                                                   -------      -------
Cash flows from investing activities:
   Acquisition of property, plant and equipment     (2,376)      (4,029)
   Acquisitions, net of cash acquired              (13,458)           -
   Other investing activities                        1,331       (5,363)
                                                   -------      -------
   Net cash used in investing activities           (14,503)      (9,392)
                                                   -------      -------
Cash flows from financing activities:
   Proceeds from stock issuances                       290          300
   Proceeds of debt                                  5,236            -
   Payment of debt                                  (3,160)      (7,409)
                                                   -------      -------
   Net cash provided by/(used in)
    financing activities                             2,366       (7,109)
                                                   -------      -------
Effect of foreign currency rate fluctuations
   on cash and cash equivalents                     (1,592)      (1,105)
                                                   -------      -------
Net increase/(decrease) in cash and cash
   equivalents                                      12,581      (11,963)

Cash and cash equivalents:
   Beginning of period                              28,121       87,718
                                                   -------      -------
   End of period                                  $ 40,702     $ 75,755
                                                   =======      =======




        See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at April 1, 2001 and December 31, 2000 and its results of operations and changes in cash flows for the thirteen week periods ended April 1, 2001 and March 26, 2000.

Certain reclassifications have been made to the 2000 financial statements and related footnotes to conform to the 2001 presentation.

2.  INVENTORIES
                                   April 1,          December 31,
                                     2001               2000
                                   --------          ------------
                                           (Thousands)
           Raw materials           $ 12,471           $ 10,921
           Work in process            6,617              6,819
           Finished goods           101,183            104,527
                                    -------            -------
                                   $120,271           $122,267
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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                           Quarter (13 weeks) Ended
                                           ------------------------
                                           April 1,        March 26,
                                             2001             2000
                                           --------        --------
                                            (Thousands, except per
                                                 share amounts)
BASIC EARNINGS/(LOSS) PER SHARE:
Earnings/(loss) before cumulative effect
 of change in accounting principle        $  3,553         $ (1,622)
                                          ========         ========
Net earnings/(loss)                       $  3,553           (6,642)
                                          ========         ========
Average common stock outstanding            30,332           30,189

Basic earnings/(loss) per share before
 cumulative effect of change in
  accounting principle                    $    .12         $   (.05)
                                          ========         ========
Basic earnings/(loss) per share           $    .12         $   (.22)
                                          ========         ========

DILUTED EARNINGS/(LOSS) PER SHARE:

Earnings/(loss) before cumulative effect
 of change in accounting principle
 available for common stock and
 diluted securities                       $  3,553         $ (1,622)
                                          ========         ========
Net earnings/(loss) available for common
 stock and diluted securities (1)         $  3,553         $ (6,642)
                                          ========         ========
Average common stock outstanding            30,332           30,189
Additional common shares resulting
 from stock options                            452                - (2)
                                          --------         --------
Average common stock and dilutive
 stock outstanding (1)                      30,784           30,189
                                          ========         ========
Diluted earnings/(loss) per share before
 cumulative effect of change in
 accounting principle                     $    .12         $   (.05)
                                          ========         ========
Dilutive earnings/(loss) per share        $    .12         $   (.22)
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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

5. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for the thirteen week periods ended April 1, 2001, and March 26, 2000, respectively, included payments for interest of $4.3 million in both periods and income taxes of $1.1 million and $6.7 million, respectively.

6. ACQUISITION OF A.W. PRINTING, INC.

On January 9, 2001, the Company acquired A.W. Printing, Inc., a leading provider of high quality tags, labels and packaging products for the apparel industry. The acquisition was a cash transaction valued at approximately $13 million.

The acquisition was accounted for under the purchase method. The results of the operations are included in the consolidated financial statements since the date of acquisition. The purchase price plus direct acquisition costs have been allocated on the basis of estimated fair value at the date of acquisition, pending final determination of the fair value of certain acquired assets and liabilities.

7. PROVISION FOR RESTRUCTURING

                    Accrual                                          Accrual
                      at        Charged     Increase                   at
                   March 26,      to           in         Cash       End of
                     2000       Earnings    Goodwill    Payments      2000
                   ---------    --------    --------    --------     -------
                                          (Thousands)
Severance and
 other employee
 related charges    $16,114     $ 1,766     $ 5,014     $(11,138)    $11,756
Lease termination
 costs                6,190         439         366       (1,044)      5,951
                    -------     -------     -------     --------     -------
                    $22,304     $ 2,205     $ 5,380     $(12,182)    $17,707
                    =======     =======     =======     ========     =======

                    Accrual                                          Accrual
                      at        Charged     Increase                    at
                   Beginning      to           in         Cash       April 1,
                    of 2001     Earnings    Goodwill    Payments       2001
                   ---------    --------    --------    --------     -------
Severance and
 other employee
 related charges    $11,756     $     -     $     -     $ (4,007)    $ 7,749
Lease termination
 costs                5,951           -           -         (636)      5,315
                    -------     -------     -------     --------     -------
                    $17,707     $     -     $     -     $ (4,643)    $13,064
                    =======     =======     =======     ========     =======

At the end of the first quarter 2001, 514 of the 586 planned employee terminations had been completed and substantially all of the office/warehouses included in the restructuring plan had been vacated.

Termination benefits are being paid out over a period of 1 to 24 months after termination.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


8. BUSINESS SEGMENTS
                                              Quarter (13 weeks) Ended
                                            ----------------------------
                                            April 1,            March 26,
                                              2001                2000
                                            --------            --------
                                                    (Thousands)
Business segment net revenue:
   Security                                $ 92,309             $ 94,391 (1)
   Labeling Services                         37,320               37,222 (1)
   Retail Merchandising                      34,099               31,811 (1)
                                            -------              -------
Total                                      $163,728             $163,424
                                            =======              =======
Business segment gross profit:
   Security                                $ 37,789             $ 37,283
   Labeling Services                         10,950               11,451
   Retail Merchandising                      18,406               17,271
                                            -------              -------
Total                                      $ 67,145             $ 66,005
                                            =======              =======

(1)   Amounts have been reclassified to conform with Emerging Issues Task Force
      (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.


9. ADOPTION OF SFAS 133

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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


The Company's adoption of SFAS No. 133 on January 1, 2001 did not change management's risk policies and practices. In compliance with the standard, the Company continues to record changes in value on the statement of operations.

The Company's major market risk exposures are movements in foreign currency exchange and interest rates. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict.

The Company enters into currency exchange forward contracts to hedge short-term receivables from its foreign sales subsidiaries which are denominated in currencies other than the US dollar. The terms of the currency exchange forward contracts are rarely more than one year. The Company also entered into a range forward option in Euros, which provides the Company with limited protection against exchange rate volatility for converting Euros into US dollars. Unrealized and realized gains and losses on these contracts and options are included in other income/(loss), net. Counter-parties to these contracts are major financial institutions, and credit loss from counter-party non-performance is not anticipated.

In connection with the Company's floating rate debt under the senior collateralized multi-currency credit facility, the Company purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material. The interest rate caps are marked to market and the changes recorded in earnings.


10. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5.0 million, net of income tax benefit of $2.7 million or $0.16 per diluted share.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This new accounting guidance was effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the Company's Consolidated Statements of Operations with restatements of prior reporting required. The Company has reclassified a total of $0.9 million in shipping and handling fees to net revenues from cost of revenues in Q1 2000 as a result of adopting this standard.

The EITF reached a consensus in 2000 on Issue 00-14, Accounting for Certain Sales Incentives. The standard addresses the income statement classification of certain selling costs. Prior period restatements are required. In April 2001, the EITF reached a consensus to defer the effective date to quarters beginning after December 15, 2001. The Company does not expect the standard to result in a material reclassification in any period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) competitive pricing pressures causing profit erosion; (8) the availability and pricing of component parts and raw materials;
(9) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (10) changes in regulations or standards applicable to the Company's products; and (11) unanticipated liabilities or expenses. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and the Company's other Securities and Exchange Commission filings.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS
---------------------
First Quarter 2001 Compared to First Quarter 2000
-------------------------------------------------

The table below reflects the income from operations for the quarters ended April 1, 2001, and March 26, 2000.


                                              Quarter (13 weeks) Ended
                                            ----------------------------
                                            April 1,           March 26,
                                              2001               2000
                                            --------           ---------
                                                    (Thousands)
Net Revenues                                $163,728            $163,424 (1)
Cost of revenues                              96,583              97,419 (1)
                                            --------            --------
  Gross Profit                                67,145              66,005
Selling, general and administrative
  expenses                                    56,318              62,267
                                            --------            --------
Income from operations before
  integration expenses                        10,827               3,738

Integration expenses                               -               1,586
                                            --------            --------
Income from operations after
  Integration expenses                      $ 10,827            $  2,152
                                            ========            ========

(1) Amounts have been reclassified to conform with Emerging Issues Task Force(EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

The discussion that follows speaks to the comparisons in the above table through income from operations before integration expenses. Comparisons of all other income and expense items refer to the Consolidated Statements of Operations.

     Net Revenues

Net revenues for the first quarter of 2001 increased $0.3 million (or 0.2%) over the first quarter of 2000 (from $163.4 million to $163.7 million). Excluding the impact of foreign exchange of approximately $8.7 million, revenue increased 5.5% over the comparable 2000 quarter.

     Cost of Revenues

Cost of revenues decreased from $97.4 million to $96.6 million. As a percentage of net revenues, cost of revenues decreased 0.6% (from 59.6% to 59.0%). The decrease in the Company's cost of revenues as a percentage of sales is attributable to a favorable product mix and a decrease in field service costs. These reduced costs were largely offset by approximately $1.0 million of negative manufacturing variances following the Company's effort to decrease inventory levels by reducing manufacturing production schedules for the first six months of 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Selling, General and Administrative Expenses

SG&A expenses decreased $5.9 million (or 9.6%) over the first quarter of 2000 (from $62.2 million to $56.3 million). As a percentage of net revenues, SG&A expenses decreased by 3.7% (from 38.1% to 34.4%). The reduction is the result of the integration of Meto operations, partially offset by $1.6 million of pre-tax charges related to the exit of certain business segments in Belgium as well as costs associated with executive management changes that were implemented in the first quarter of 2001.

     Other Income/(Loss), net

Other income/(loss), net for the first quarter of 2001 represented a net foreign exchange gain of $0.3 million and for the first quarter of 2000 represented a net foreign exchange loss of $0.3 million.

     Interest Expense and Interest Income

Interest expense of $6.1 million for the first quarter of 2001 was consistent with the first quarter of 2000. Interest income for the first quarter 2001 decreased by $0.7 million from the comparable quarter in 2000 (from $1.5 million to $0.8 million).

     Income Taxes

The effective tax rate for the first quarter of 2001 was 39.0%. The effective tax rate during the first quarter of 2000 was 40.0%. The lower tax rate reflects the improvement in the profitability of the foreign subsidiaries in 2001, which results in less non-benefited losses.

     Cumulative Effect Of Change In Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5.0 million, net of income tax benefit of $2.7 million or $0.16 per diluted share.

     Net Earnings/(Loss)

Net earnings/(loss) for the current quarter were $3.6 million or $.12 per share versus ($6.6) million or ($.22) per share for the prior year's first quarter.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Exposure to International Operations

Approximately 64.3% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increases the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.


FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements should be adequate for its presently foreseeable working capital and capital investment requirements.

The Company's operating activities during the first quarter of 2001 generated approximately $26.3 million compared to $5.6 million in 2000. This change from the prior year was primarily attributable to the improvement in earnings, a reduction in tax payments in the first quarter and a $2.1 million reduction in payments of restructuring and integration expenses ($3.9 million in 2001 and $6.0 million in 2000).

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility reset quarterly and are based on the Eurocurrency base rate plus an applicable margin. At April 1, 2001, 214 million Euro (approximately $187.2 million) and $19.0 million were outstanding under the term loan. The outstanding borrowings under the revolving line of credit facility were 2.23 billion Japanese Yen (approximately $17.6 million), 6 million Euro (approximately $5.2 million) and $5.0 million. On March 15, 2001 the $150 million revolving line of credit was reduced at the Company's request to $100 million.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Capital Expenditures

The Company's capital expenditures during the first quarter of fiscal 2001 totaled $2.4 million compared to $4.0 million during the first quarter of fiscal 2000. The higher expenditures during 2000 were primarily a result of an increased investment in the Company's global IT infrastructure combined with an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $16 million in 2001.

Exposure to International Operations

The Company manufactures product in the US, the Caribbean, Europe and Asia Pacific for both the local marketplace and for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

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

As of April 1, 2001, the Company had currency exchange forward contracts totaling approximately $29.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and the Asia Pacific region.

During 2000, the Company entered into a foreign exchange option contract for the conversion of 3.0 million Euros into US dollars with an expiration date of May 2001.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in item 7a of the Company's Annual Report on Form 10-K filed for the year ending December 31, 2000, which is incorporated herein by reference.

PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99 - Item 7a. "Quantitative and Qualitative Disclosures about
                  Market Risk" of Form 10-K filed for the year ending December 31, 2000.

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the first quarter of 2001.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns
-----------------------                              May 16, 2001
Executive Vice President,
Chief Financial Officer and Treasurer



/s/ Arthur W. Todd
------------------------                             May 16, 2001
Vice President, Corporate Controller
and Chief Accounting Officer