Form 10-Q
period 2001-07-01
CHECKPOINT SYSTEMS INC
filed 2001-08-15
CIK 215419

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended July 1, 2001
                 ----------------------------------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to ______

Commission file number        1-11257
                       -----------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2001, there were 31,653,070 shares of the Common Stock outstanding.

                            CHECKPOINT SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive Income   5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-13

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    14-20

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                20



Part II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security      21
              Holders

      Item 6. Exhibits and Reports on Form 8-K                 21

      SIGNATURES                                               22

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               July 1,           Dec. 31,
                                                 2001              2000
                                               --------          --------
                                             (Unaudited)
ASSETS                                                 (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 41,755          $ 28,121
  Accounts receivable, net of allowances
       of $12,024,000 and $12,427,000           153,025           176,479
  Inventories, net                              110,987           122,267
  Other current assets                           26,223            35,620
  Deferred income taxes                           6,712             8,668
                                                -------           -------
           Total current assets                 338,702           371,155
REVENUE EQUIPMENT ON OPERATING LEASE, net        13,515            21,744
PROPERTY, PLANT AND EQUIPMENT, net              114,629           123,417
GOODWILL, net                                   231,479           245,241
OTHER INTANGIBLES, net                           68,690            78,070
OTHER ASSETS                                     28,093            32,378
                                                -------           -------
TOTAL ASSETS                                   $795,108          $872,005
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 37,287          $ 38,070
  Accounts payable                               34,445            41,996
  Accrued compensation and
   related taxes                                 16,010            16,862
  Income taxes                                   20,691            30,793
  Unearned revenues                              23,198            26,354
  Restructuring reserve                           9,507            17,707
  Other current liabilities                      42,613            46,299
                                                 ------            ------
  Total current liabilities                     183,751           218,081
LONG-TERM DEBT, LESS CURRENT MATURITIES         195,173           227,011
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG-TERM LIABILITIES                      52,104            57,953
DEFERRED INCOME TAXES                             8,477            10,734
MINORITY INTEREST                                   597               547
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,         3,772             3,664
   Authorized 100,000,000 shares, issued
   37,715,144 and 36,642,740
  Additional capital                            241,934           234,407
  Retained earnings                             118,189           108,458
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Accumulated other comprehensive loss          (64,479)          (44,440)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      235,006           237,679
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $795,108          $872,005
                                                =======           =======


           See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Quarter               Six Months
                                   (13 weeks) Ended       (26 weeks) Ended
                                 -------------------    -------------------
                                 July 1,    June 25,    July 1,    June 25,
                                   2001       2000       2001        2000
                                 -------    --------    -------    --------
                                    (Thousands, except per share amounts)


Net revenues                    $162,182   $167,891(1) $325,910   $331,315(1)
Cost of revenues                  95,858     98,251(1)  192,440    195,670(1)
                                 -------     ------     -------    -------
Gross Profit                      66,324     69,640     133,470    135,645

Selling, general and
  administrative expenses         50,771     55,964     107,091    118,231
Integration expenses                   -      3,992           -      5,578
                                 -------     ------     -------    -------
Operating income                  15,553      9,684      26,379     11,836

Interest income                      685      1,063       1,510      2,530
Interest expense                   5,723      5,787      11,829     11,892
Other income/(loss), net            (317)    (1,754)        (22)    (2,010)
                                  ------     ------     -------     ------
Earnings before income taxes      10,198      3,206      16,038        464

Income taxes                       3,977      1,282       6,255        185
Minority interest                    (42)        10         (52)        33
                                  ------     ------     -------     ------
Earnings before cumulative
  effect of change in
  accounting  principle           $6,179    $ 1,934     $ 9,731    $   312
                                  ======     ======     =======     ======

Cumulative effect of change
  in accounting principle              -          -           -     (5,020)
                                  ------     ------     -------     ------
Net earnings/(loss)               $6,179    $ 1,934     $ 9,731    $(4,708)
                                  ======     ======     =======     ======
Earnings per share before
  cumulative effect of change
  in accounting principle:
 Basic                            $ 0.20      $0.06     $  0.32     $ 0.01
                                  ======     ======      ======     ======
 Diluted                          $ 0.19      $0.06     $  0.31     $ 0.01
                                  ======     ======      ======     ======

Net earnings/(loss) per share:
 Basic                            $ 0.20      $0.06      $ 0.32     $(0.16)
                                  ======     ======      ======     ======
 Diluted                          $ 0.19      $0.06      $ 0.31     $(0.16)
                                  ======     ======      ======     ======

(1) Amounts have been reclassified to conform with Emerging Issues Task Force
   (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.


           See accompanying notes to Consolidated Financial Statements

                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                             Six Months(26 Weeks) Ended July 1,2001
                        ----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  (Loss)   Stock      Total
                       ------  -------  --------  ------   --------   -----
                                     (Thousands)
Balance,
December 31, 2000     $3,664  $234,407 $108,458 $(44,440) $(64,410) $237,679
(Common shares:
 issued 36,642,740
 reacquired 6,359,200)
Net earnings                              9,731                        9,731
Exercise of stock
 options                 108     7,527                                 7,635
 (1,072,404 shares)
Foreign currency
 translation adjustment                          (20,039)            (20,039)
                      ------  -------- -------- --------- --------- --------
Balance
July 1, 2001          $3,772  $241,934 $118,189 $(64,479) $(64,410) $235,006
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 37,715,144
 reacquired 6,359,200)






                            CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                       Quarter                 Six Months
                                   (13 weeks) Ended         (26 weeks) Ended
                                 --------------------     --------------------
                                 July 1,     June 25,     July 1,     June 25,
                                  2001        2000         2001        2000
                                 -------    --------      -------     -------
                                                  (Thousands)

Net earnings/(loss)              $ 6,179     $ 1,934    $  9,731     $(4,708)

Foreign currency translation
     adjustment, net of tax         (165)     (3,062)    (20,039)       (836)
                                  ------      ------      ------      ------
Comprehensive income/(loss)      $ 6,014     $(1,128)   $(10,308)    $(5,544)
                                  ======      ======      ======      ======









          See accompanying notes to Consolidated Financial Statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six Months(26 Weeks) Ended
                                              --------------------------
                                                  July 1,       June 25,
                                                   2001           2000
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                                $ 9,731       $(4,708)
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease           1,364         1,435
   Long-term customer contracts                     (1,769)        4,647
   Depreciation and amortization                    22,303        25,414
(Increase)/decrease in current assets net
 of the effects of acquired companies:
   Accounts receivable                              11,473        15,618
   Inventories                                       5,223       (14,198)
   Other current assets                              5,900        (4,986)
Increase/(decrease) in current liabilities
 net of the effects of acquired
 companies:
   Accounts payable                                 (6,743)         (721)
   Accrued compensation and related taxes             (235)       (7,056)
   Income taxes                                     (7,026)      (12,645)
   Unearned revenues                                 2,130         8,066
   Restructuring reserve                            (7,239)      (10,643)
   Other current liabilities                         1,121         4,348
                                                   -------       -------
   Net cash provided by operating activities        36,233         4,571
                                                   -------       -------
Cash flows from investing activities:
   Acquisition of property, plant and equipment     (5,052)       (9,533)
   Acquisitions, net of cash acquired              (13,486)            -
   Other investing activities                        1,401        (5,483)
                                                   -------       -------
   Net cash used in investing activities           (17,137)      (15,016)
                                                   -------       -------
Cash flows from financing activities:
   Proceeds from stock issuances                     7,634           357
   Proceeds of debt                                  6,143           378
   Payment of debt                                 (17,094)      (12,750)
                                                   -------       -------
   Net cash used in financing activities            (3,317)      (12,015)
                                                   -------       -------
Effect of foreign currency rate fluctuations
   on cash and cash equivalents                     (2,145)       (2,153)
                                                   -------       -------
Net increase/(decrease) in cash and cash
   equivalents                                      13,634       (24,613)

Cash and cash equivalents:
   Beginning of period                              28,121        87,718
                                                   -------       -------
   End of period                                  $ 41,755      $ 63,105
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at July 1, 2001 and December 31, 2000 and its results of operations and changes in cash flows for the twenty-six week periods ended July 1, 2001 and June 25, 2000.

Certain reclassifications have been made to the 2000 financial statements and related footnotes to conform to the 2001 presentation.

2.  INVENTORIES
                                    July 1,         December 31,
                                     2001               2000
                                  ---------         ------------
                                           (Thousands)
           Raw materials           $ 11,764           $ 10,921
           Work in process            6,339              6,819
           Finished goods            92,884            104,527
                                    -------            -------
                                   $110,987           $122,267
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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


4.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                       Quarter                 Six Months
                                   (13 weeks) Ended         (26 weeks) Ended
                                 --------------------     --------------------
                                 July 1,    June 25,      July 1,     June 25,
                                   2001       2000          2001        2000
                                 -------    --------      -------     -------
                                    (Thousands, except per share amounts)
BASIC EARNINGS/(LOSS) PER SHARE:
Earnings before cumulative
 effect of change in
 accounting principle          $  6,179    $  1,934      $  9,731    $   312
                               ========    ========       =======    =======
Net earnings/(loss)            $  6,179    $  1,934      $  9,731    $(4,708)
                               ========    ========       =======    =======
Average common stock
 outstanding                     31,205      30,207        30,768     30,198

Basic earnings per
 share before cumulative
 effect of change in
 accounting principle          $    .20    $    .06      $    .32   $    .01
                               ========    ========       =======    =======
Basic earnings/(loss)
 per share                     $    .20    $    .06      $    .32   $   (.16)
                               ========    ========       =======    =======

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                       Quarter               Six Months
                                   (13 weeks) Ended       (26 weeks) Ended
                                 --------------------   --------------------
                                 July 1,    June 25,    July 1,     June 25,
                                   2001       2000        2001        2000
                                 -------    --------    -------     -------
                                    (Thousands, except per share amounts)
DILUTED EARNINGS/(LOSS) PER SHARE:
Earnings before cumulative
 effect of change in
 accounting principle
 available for common stock
 and diluted securities        $ 7,140    $ 1,934      $11,653    $   312
                               =======    =======      =======    ========
Net earnings/(loss) available
 for common stock and diluted
 securities                    $ 7,140    $ 1,934(1)   $11,653    $(4,708)(1)
                               =======    =======      =======    ========
Average common stock
 outstanding                    31,205     30,207       30,768      30,198
Additional common shares
 resulting from stock options      726        364          583           -(2)
 resulting from convertible
 debentures                      6,528          -(1)     6,528           -(1)
                               -------    -------      -------     -------
Average common stock and
 dilutive stock outstanding     38,459     30,571(1)    37,879      30,198(1)

Diluted earnings per
 share before cumulative
 effect of change in
 accounting principle          $   .19   $    .06      $   .31    $    .01
                               =======   ========      =======    ========
Dilutive earnings/(loss)
 per share                     $   .19   $    .06      $   .31    $   (.16)
                               =======   ========      =======    ========

(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.
(2) Additional common shares resulting from stock options are not included in the six months ended June 25, 2000 calculation as they are anti-dilutive.


5.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended July 1, 2001, and June 25, 2000 were as follows:

                                        Quarter                 Six Months
                                   (13 weeks) Ended          (26 weeks) Ended
                                 ----------------------    ---------------------
                                 July 1,      June 25,     July 1,      June 25,
                                  2001         2000         2001         2000
                                 --------     --------     --------     --------
                                                  (Thousands)
Interest                         $ 7,041      $ 5,813      $11,386      $10,133
Income Taxes                     $11,459      $ 4,920      $12,533      $11,622

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


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


7.  PROVISION FOR RESTRUCTURING

                    Accrual                                Cash      Accrual
                      at        Charged     Increase     Payments      at
                   Beginning      to           in     (and Exchange  July 1,
                    of 2001     Earnings    Goodwill   Rate Changes)  2001
                   ---------    --------    --------   ------------  -------
Severance and
 other employee
 related charges    $11,756     $     -     $     -     $ (7,176)    $ 4,580
Lease termination
 costs                5,951           -           -       (1,024)      4,927
                    -------     -------     -------     --------     -------
                    $17,707     $     -     $     -     $ (8,200)    $ 9,507
                    =======     =======     =======     ========     =======

The provision for restructuring was established in 1999, and updated in 2000, primarily for the severance and lease termination costs related to the acquisition of Meto AG in December 1999.

At the end of the second quarter 2001, 530 of the 586 planned employee terminations had been completed and substantially all of the office/warehouses included in the restructuring plan had been vacated.

Termination benefits are being paid out over a period of 1 to 24 months after termination.

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


8.  BUSINESS SEGMENTS
                                     Quarter                 Six Months
                               (13 weeks) Ended          (26 weeks) Ended
                              ----------------------   ---------------------
                               July 1,     June 25,     July 1,     June 25,
                                2001         2000        2001         2000
                              --------    ---------    --------    ---------
                                                (Thousands)
Business segment net revenue:
   Security                  $ 98,323    $102,290(1)  $191,583    $196,681(1)
   Labeling Services           34,619      34,985(1)    71,940      72,206(1)
   Retail Merchandising        29,240      30,616(1)    62,387      62,428(1)
                              -------     -------      -------     -------
Total                        $162,182    $167,891     $325,910    $331,315
                             ========     =======      =======     =======
Business segment gross profit:
   Security                  $ 39,881    $ 41,485     $ 77,873    $ 78,768
   Labeling Services           10,498      11,330       21,446    $ 22,781
   Retail Merchandising        15,945      16,825       34,151      34,096
                              -------     -------      -------     -------
Total                        $ 66,324    $ 69,640     $133,470    $135,645
                              =======     =======      =======     =======

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

                            CHECKPOINT SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


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

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This new accounting guidance was effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the Company's Consolidated Statements of Operations with restatements of prior reporting required. The Company has reclassified a total of $1.0 million and $1.8 million for the second quarter and six-months ended June 25, 2000 , respectively, in shipping and handling fees to net revenues from cost of revenues as a result of adopting this standard.

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

In June 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements will become generally effective December 31, 2001, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions. The Company has not completed its evaluation of the impact of these new pronouncements on its financial statements.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS
---------------------

The table below reflects sales and operating income for the quarter and six months ended July 1, 2001 and June 25, 2000.

                                     Quarter                Six Months
                               (13 weeks) Ended        (26 weeks) Ended
                              --------------------    ---------------------
                               July 1,    June 25,     July 1,     June 25,
                                2001        2000        2001        2000
                              --------   ---------    --------    ---------
                                             (In Thousands)
Net revenues                  $162,182   $167,891(1)  $325,910    $331,315(1)
Cost of revenues                95,858     98,251(1)   192,440     195,670(1)
                              --------   --------     --------    --------
Gross profit                    66,324     69,640      133,470     135,645
Selling, general and
 administrative expenses        50,771     55,964      107,091     118,231
                              --------   --------     --------    --------
Operating income before
 integration expenses           15,553     13,676       26,379      17,414

Integration expenses                 -      3,992            -       5,578
                              --------   --------     --------    --------
Operating income after
 integration expenses         $ 15,553   $  9,684     $ 26,379    $ 11,836
                              ========   ========     ========    ========

(1) Amounts have been reclassified to conform with Emerging Issues Task Force
    (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

The discussion that follows speaks to the comparisons in the above table through operating income before integration expenses. The integration expenses included above consist primarily of consulting, legal and marketing costs incurred in connection with integrating Meto/Checkpoint operations. Comparisons of all other income and expense items refer to the Consolidated Statements of Operations.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Second Quarter 2001 Compared to Second Quarter 2000
---------------------------------------------------

     Net Revenues

Net revenues for the second quarter of 2001 decreased $5.7 million (or 3.4%) over the second quarter of 2000 (from $167.9 million to $162.2 million). Excluding the impact of foreign exchange of approximately $7.7 million, net revenues increased 1.2% over the comparable 2000 quarter, despite lower sales volumes in South America, where the economic conditions deteriorated dramatically in the second quarter of 2001, and in the labeling services business in the United States.

     Cost of Revenues

Cost of revenues decreased approximately $2.4 million (or 2.4%) over the second quarter of 2000 (from $98.3 million to $95.9 million). As a percentage of net revenues, cost of revenues increased from 58.5% to 59.1%. The increase in the Company's cost of revenues as a percentage of sales is attributable to an unfavorable product mix and negative manufacturing variances of approximately $1.0 million following the Company's effort to decrease inventory levels by reducing manufacturing production schedules. These increased costs were partially offset by a reduction in field service costs.

     Selling, General and Administrative Expenses

SG&A expenses decreased $5.2 million (or 9.3%) over the second quarter of 2000 (from $56.0 million to $50.8 million). As a percentage of net revenues, SG&A expenses decreased from 33.3% to 31.3%. The reduction is a result of the integration of the Meto operations and cost saving measures carried out in the fourth quarter of 2000.

     Other Income/(Loss), net

Other income/(loss), net represented foreign exchange losses of $0.3 million and $1.8 million for the second quarter of 2001 and of 2000, respectively.

     Interest Expense and Interest Income

Interest expense for the second quarter of 2001 decreased $0.1 million from the comparable quarter in 2000 (from $5.8 million to $5.7 million). Interest income for the second quarter 2001 decreased by $0.4 million from the comparable quarter in 2000 (from $1.1 million to $0.7 million).

     Income Taxes

The effective tax rate for the second quarter of 2001 was 39.0%. The effective tax rate during the second quarter of 2000 was 40.0%. The lower tax rate reflects the improvement in the profitability of the foreign subsidiaries in 2001, which results in less non-benefited losses.

     Net Earnings

Net earnings for the current quarter were $6.2 million or $.19 per diluted share versus $1.9 million or $.06 per diluted share for the prior year's second quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


First Half 2001 compared to First Half 2000
-------------------------------------------

     Net Revenues

Net revenues for the first half of 2001 decreased $5.4 million (or 1.6%) over the first half of 2000 (from $331.3 million to $325.9 million). Excluding the impact of foreign exchange of approximately $16.4 million, net revenues increased 3.3% over the first six months of 2000, despite lower sales volumes in South America, where the economic conditions deteriorated dramatically in the second quarter of 2001, and in the labeling services business in the United States.

     Cost of Revenues

Cost of revenues decreased approximately $3.3 million (or 1.7%) over the first half of 2000 (from $195.7 million to $192.4 million). As a percentage of net revenues, cost of revenues decreased slightly from 59.1% to 59.0%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to a reduction in field service costs which was offset by an increase in negative manufacturing variances of approximately $2.0 million following the Company's effort to decrease inventory levels by reducing manufacturing production schedules.

     Selling, General and Administrative Expenses

SG&A expenses decreased $11.1 million (or 9.4%) over the first half of 2000 (from $118.2 million to $107.1 million). As a percentage of net revenues, SG&A expenses decreased from 35.7% to 32.9%. The reduction is a result of the integration of the Meto operations and cost saving measures carried out in the fourth quarter of 2000. Included in the first half of 2001 is $1.6 million of pre-tax charges related to the exit of certain business segments in Belgium as well as costs associated with executive management changes that were implemented in the first quarter of 2001.

     Other Income/(Loss), net

Other income/(loss), net for the first half of 2001 represented a net foreign exchange loss. For the first half of 2000, other income/(loss), net represented a net foreign exchange loss of $2.0 million.

     Interest Expense and Interest Income

Interest expense for the first half of 2001 decreased $0.1 million from the comparable period in 2000 (from $11.9 million to $11.8 million). Interest income for the first half of 2001 decreased by $1.0 million from the comparable period in 2000 (from $2.5 million to $1.5 million).

     Income Taxes

The effective tax rate for the second quarter of 2001 was 39.0%. The effective tax rate during the second quarter of 2000 was 40.0%. The lower tax rate reflects the improvement in the profitability of the foreign subsidiaries in 2001, which results in less non-benefited losses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


     Cumulative Effect Of Change In Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SEC Staff Accounting Bulletin No. 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. During the first quarter of 2000, the cumulative effect of the change in accounting method was a non-cash reduction in net earnings of $5.0 million, net of income tax benefit of $2.7 million, or $0.16 per diluted share.


     Net Earnings/(Loss)

Net earnings/(loss) for the first half of 2001 was $9.7 million or $.31 per diluted share versus ($4.7) million or ($.16) per diluted share for the comparable prior year period.


     Exposure to International Operations

Approximately 64.0% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities during the first half of 2001 generated approximately $36.2 million compared to approximately $4.6 million in 2000. This change from the prior year was primarily attributable to the improvement in earnings and the reduction in inventory. Included in cash flow from operations for the first six months of 2001 were $10.0 million of tax payments related to the satisfaction of a legacy Meto German tax liability and $7.2 million of restructuring liability payments.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility reset quarterly and are based on the Eurocurrency base rate plus an applicable margin. At July 1, 2001, 204.7 million Euro (approximately $173.9 million) and $18.1 million were outstanding under the term loan. The outstanding borrowings under the revolving line of credit facility were 2.23 billion Japanese Yen (approximately $17.8 million), and 6 million Euro (approximately $5.1 million). On March 15, 2001, the $150 million revolving line of credit was reduced at the Company's request to $100 million.

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

Capital Expenditures

The Company's capital expenditures during the first half of fiscal 2001 totaled $5.1 million compared to $9.5 million during the first half of fiscal 2000. The higher expenditures during 2000 were primarily a result of an increased investment in the Company's global IT infrastructure combined with an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $13 million in 2001.

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

As of July 1, 2001, the Company had currency exchange forward contracts totaling approximately $14.3 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and the Asia Pacific region.

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

PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           (a) An annual meeting of shareholders was held on May 3, 2001.

           (c) Shareholders voted upon and approved the following two matters:

(1) The election of R. Keith Elliott and William P. Lyons, Jr. as the Company's Class I directors to hold office until the 2004 Annual Shareholders Meeting. Shareholders voted as follows:


                         R. Keith Elliott    William P. Lyons, Jr.
                         ----------------    ---------------------
               For          29,068,690         29,062,190

               Against         448,786            455,286
                            ----------         ----------

                            29,517,476         29,517,476
                            ==========         ==========


(2) To amend the Company's Employee Stock Purchase Plan to extend the duration of the Plan to the last day of the Company's fiscal year 2005. Shareholders voted as follows:

          For              Against           Abstained           Unvoted
      ----------          ---------          ---------          ----------
      14,139,175          1,559,838             61,077          13,959,431



Item 6.    Exhibits and Reports on Form 8-K

           (a) None

           (b) No reports on Form 8-K have been filed during the second quarter of 2001.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Checkpoint Systems, Inc.



----------------------------                          August 15, 2001
W. Craig Burns
Executive Vice President,
Chief Financial Officer
and Treasurer



----------------------------                          August 15, 2001
Arthur W. Todd
Vice President,
Corporate Controller
and Chief Accounting Officer