Form 10-Q
period 2001-09-30
CHECKPOINT SYSTEMS INC
filed 2001-11-14
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2001
              -------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
                                             -------  ------

Commission file number        1-11257
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2001, there were 31,661,280 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive Income   5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-13

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    14-20

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                21



Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                 21

      SIGNATURES                                               22

      INDEX TO EXHIBITS                                        23

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                               Sept. 30,         Dec. 31,
                                                 2001              2000
                                               --------          --------
                                             (Unaudited)
ASSETS                                                 (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 47,685          $ 28,121
  Accounts receivable, net of allowances
       of $12,710,000 and $12,427,000           153,980           176,479
  Inventories, net                              107,434           122,267
  Other current assets                           26,207            35,620
  Deferred income taxes                           7,349             8,668
                                                -------           -------
  Total current assets                          342,655           371,155
REVENUE EQUIPMENT ON OPERATING LEASE, net        12,901            21,744
PROPERTY, PLANT AND EQUIPMENT, net              115,483           123,417
GOODWILL, net                                   240,762           245,241
OTHER INTANGIBLES, net                           70,465            78,070
OTHER ASSETS                                     31,245            32,378
                                                -------           -------
TOTAL ASSETS                                   $813,511          $872,005
                                                =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 39,650          $ 38,070
  Accounts payable                               33,865            41,996
  Accrued compensation and
   related taxes                                 16,156            16,862
  Income taxes                                   22,011            30,793
  Unearned revenues                              25,381            26,354
  Restructuring reserve                           8,201            17,707
  Other current liabilities                      45,577            46,299
                                                -------           -------
  Total current liabilities                     190,841           218,081
LONG-TERM DEBT, LESS CURRENT MATURITIES         184,979           227,011
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
OTHER LONG-TERM LIABILITIES                      55,716            57,953
DEFERRED INCOME TAXES                             9,960            10,734
MINORITY INTEREST                                   662               547
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,         3,801             3,664
   Authorized 100,000,000 shares, issued
   38,012,780 and 36,642,740
  Additional capital                            245,944           234,407
  Retained earnings                             122,550           108,458
  Common stock in treasury, at cost,
   6,359,200 shares                             (64,410)          (64,410)
  Accumulated other comprehensive loss          (56,532)          (44,440)
                                                -------           -------
TOTAL SHAREHOLDERS' EQUITY                      251,353           237,679
                                                -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $813,511          $872,005
                                                =======           =======
       See accompanying notes to Consolidated Financial Statements

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                       Quarter               Nine Months
                                   (13 weeks) Ended       (39 weeks) Ended
                                 --------------------   --------------------
                                 Sept. 30,  Sept. 24,   Sept. 30,  Sept. 24,
                                   2001       2000        2001       2000
                                 -------    --------    -------    --------
                                    (Thousands, except per share amounts)


Net revenues                    $155,322   $171,225(1) $481,232   $502,540(1)
Cost of revenues                  92,560     99,642(1)  285,000    295,312(1)
                                 -------    -------     -------    -------
Gross Profit                      62,762     71,583     196,232    207,228

Selling, general and
  administrative expenses         50,074     54,264     157,167    172,495
Integration expenses                   -      3,084           -      8,662
                                 -------    -------     -------    -------
Operating income                  12,688     14,235      39,065     26,071

Interest income                      589        863       2,099      3,393
Interest expense                   5,261      6,088      17,090     17,980
Other (loss)/income, net            (767)      (278)       (787)    (2,288)
                                 -------    -------     -------    -------
Earnings before income taxes       7,249      8,732      23,287      9,196

Income taxes                       2,827      3,493       9,082      3,678
Minority interest                    (61)       (31)       (113)         2
                                 -------    -------     -------    -------
Earnings before cumulative
  effect of change in
  accounting principle           $ 4,361    $ 5,208     $14,092    $ 5,520
                                 =======    =======     =======    =======

Cumulative effect of change
  in accounting principle              -          -           -     (5,020)
                                 -------    -------     -------    -------
Net earnings                     $ 4,361    $ 5,208     $14,092    $   500
                                 =======    =======     =======    =======
Earnings per share before
 cumulative effect of change
 in accounting principle:
 Basic                            $  .14     $  .17      $  .45     $  .18
                                  ======     ======      ======     ======
 Diluted                          $  .14     $  .17      $  .44     $  .18
                                  ======     ======      ======     ======

Net earnings per share:
 Basic                            $  .14     $  .17      $  .45     $  .02
                                  ======     ======      ======     ======
 Diluted                          $  .14     $  .17      $  .44     $  .02
                                  ======     ======      ======     ======

(1) Amounts have been reclassified to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

       See accompanying notes to Consolidated Financial Statements

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                             Nine Months(39 Weeks) Ended Sept. 30, 2001
                       -----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  (Loss)   Stock      Total
                       ------  -------  --------  ------   --------   -----
                                     (Thousands)
Balance,
December 31, 2000     $3,664  $234,407 $108,458 $(44,440) $(64,410) $237,679
(Common shares:
 issued 36,642,740
 reacquired 6,359,200)
Net earnings                             14,092                       14,092
Exercise of stock
 options                 137    11,537                                11,674
 (1,370,040 shares)
Foreign currency
 translation adjustment                          (12,092)            (12,092)
                      ------  -------- -------- --------- --------- --------
Balance,
September 30, 2001    $3,801  $245,944 $122,550 $(56,532) $(64,410) $251,353
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 38,012,780
 reacquired 6,359,200)


       See accompanying notes to Consolidated Financial Statements.


                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                       Quarter                 Nine Months
                                   (13 weeks) Ended         (39 weeks) Ended
                                 --------------------     --------------------
                                 Sept. 30,  Sept. 24,     Sept. 30,  Sept. 24,
                                   2001       2000          2001       2000
                                 --------   --------      --------   --------
                                                  (Thousands)

Net earnings                     $  4,361    $ 5,208      $ 14,092   $    500

Foreign currency translation
     adjustment, net of tax         7,947     (4,131)      (12,092)    (7,193)
                                   ------      -----        ------      -----
Comprehensive income/(loss)      $ 12,308    $ 1,077      $  2,000   $ (6,693)
                                   ======      =====        ======      =====

       See accompanying notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Nine Months(39 Weeks) Ended
                                              --------------------------
                                                  Sept. 30,     Sept. 24,
                                                    2001          2000
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings                                      $ 14,092      $    500
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease             989        (2,081)
   Long-term customer contracts                     (3,599)        6,757
   Depreciation and amortization                    33,017        36,530
(Increase)/decrease in current assets net
 of the effects of acquired companies:
   Accounts receivable                              15,912        (2,559)
   Inventories                                      11,934       (22,287)
   Other current assets                              6,749       (10,401)
Increase/(decrease) in current liabilities
 net of the effects of acquired companies:
   Accounts payable                                 (8,512)         (694)
   Accrued compensation and related taxes             (881)       (8,379)
   Income taxes                                     (5,304)       (8,878)
   Unearned revenues                                 3,424         8,743
   Restructuring reserve                            (8,908)      (15,619)
   Other current liabilities                         2,473        14,425
                                                   -------       -------
   Net cash provided/(used) by operating
     activities                                     61,386        (3,943)
                                                   -------       -------
Cash flows from investing activities:
   Acquisition of property, plant and equipment     (7,551)      (10,642)
   Acquisitions, net of cash acquired              (13,486)            -
   Other investing activities                        1,343        (5,929)
                                                   -------       -------
   Net cash used in investing activities           (19,694)      (16,571)
                                                   -------       -------
Cash flows from financing activities:
   Proceeds from stock issuances                    11,674           364
   Proceeds of debt                                  6,686           379
   Payment of debt                                 (39,926)      (30,836)
                                                   -------       -------
   Net cash used in financing activities           (21,566)      (30,093)
                                                   -------       -------
Effect of foreign currency rate fluctuations
   on cash and cash equivalents                       (562)       (3,856)
                                                   -------       -------
Net increase/(decrease) in cash and cash
   equivalents                                      19,564       (54,463)

Cash and cash equivalents:
   Beginning of period                              28,121        87,718
                                                   -------       -------
   End of period                                  $ 47,685      $ 33,255
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 2001 and December 31, 2000 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 30, 2001 and September 24, 2000.

Certain reclassifications have been made to the 2000 financial statements and related footnotes to conform to the 2001 presentation.

2.  INVENTORIES
                                 September 30,         December 31,
                                     2001                 2000
                                 ------------          ------------
                                            (Thousands)
           Raw materials           $ 10,793             $ 10,921
           Work in process            5,622                6,819
           Finished goods            91,019              104,527
                                    -------              -------
                                   $107,434             $122,267
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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


4.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                      Quarter                 Nine Months
                                  (13 weeks) Ended         (39 weeks) Ended
                                --------------------     --------------------
                                Sept. 30,  Sept. 24,     Sept. 30,   Sept. 24,
                                  2001       2000          2001        2000
                                --------   --------      --------    --------
                                     (Thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Earnings before cumulative
 effect of change in
 accounting principle          $  4,361    $  5,208      $ 14,092    $  5,520
                               ========    ========      ========    ========
Net earnings                   $  4,361    $  5,208      $ 14,092    $    500
                               ========    ========      ========    ========
Average common stock
 outstanding                     31,654      30,211        31,064      30,203

Basic earnings per
 share before cumulative
 effect of change in
 accounting principle          $    .14    $    .17      $    .45    $    .18
                               ========    ========      ========    ========
Basic earnings
 per share                     $    .14    $    .17      $    .45    $    .02
                               ========    ========      ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

                                      Quarter                Nine Months
                                  (13 weeks) Ended        (39 weeks) Ended
                                --------------------    --------------------
                                Sept. 30,  Sept. 24,    Sept. 30,  Sept. 24,
                                  2001       2000         2001       2000
                                --------   --------     --------   --------
                                    (Thousands, except per share amounts)
DILUTED EARNINGS PER SHARE:
Earnings before cumulative
 effect of change in
 accounting principle
 available for common stock
 and diluted securities         $  5,322   $  6,153     $ 16,974   $  5,520
                                ========   ========     ========   ========
Net earnings available for
 common stock and diluted
 securities                     $  5,322   $  6,153     $ 16,974   $    500(1)
                                ========   ========     ========   ========
Average common stock
 outstanding                      31,654     30,211       31,064     30,203
Additional common shares
 resulting from stock options        666        360          611        439
 resulting from convertible
 debentures                        6,528      6,528        6,528          -
                                --------   --------     --------   --------
Average common stock and
 dilutive stock outstanding       38,848     37,099       38,203     30,642(1)

Diluted earnings per
 share before cumulative
 effect of change in
 accounting principle           $    .14   $    .17     $    .44   $    .18
                                ========   ========     ========   ========
Dilutive earnings per share     $    .14   $    .17     $    .44   $    .02
                                ========   ========     ========   ========

(1) Conversion of the subordinated debentures is not included in the above calculation as the conversion price is anti-dilutive.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended September 30, 2001, and September 24, 2000 were as follows:

                                        Quarter                 Nine Months
                                   (13 weeks) Ended          (39 weeks) Ended
                                 ----------------------    ---------------------
                                Sept. 30,    Sept. 24,    Sept. 30,    Sept. 24,
                                   2001         2000         2001         2000
                                 --------     --------     --------     --------
                                                  (Thousands)
Interest                         $  3,758     $  6,674     $ 15,144     $ 16,807
Income Taxes                     $    199     $    469     $ 12,732     $ 12,091

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


7.  PROVISION FOR RESTRUCTURING

                    Accrual                                Cash     Accrual
                      at        Charged     Increase     Payments      at
                   Beginning      to           in     (and Exchange Sept. 30,
                    of 2001     Earnings    Goodwill   Rate Changes)  2001
                   ---------    --------    --------   ------------  -------
                                          (Thousands)
Severance and
 other employee
 related charges    $11,756     $     -     $     -     $ (8,142)    $ 3,614
Lease termination
 costs                5,951           -           -       (1,364)      4,587
                    -------     -------     -------     --------     -------
                    $17,707     $     -     $     -     $ (9,506)    $ 8,201
                    =======     =======     =======     ========     =======

The provision for restructuring was established in 1999, and updated in 2000, primarily for the severance and lease termination costs related to the acquisition of Meto AG in December 1999.

At the end of the third quarter 2001, 546 of the 586 planned employee terminations had been completed and substantially all of the office/warehouses included in the restructuring plan had been vacated.

Termination benefits are being paid out over a period of 1 to 24 months after termination.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


8.  BUSINESS SEGMENTS
                                     Quarter                 Nine Months
                               (13 weeks) Ended          (39 weeks) Ended
                              ----------------------   ---------------------
                              Sept. 30,    Sept. 24,   Sept. 30,    Sept. 24,
                                2001         2000        2001         2000
                              --------    ---------    --------    ---------
                                                (Thousands)
Business segment net revenue:
   Security                  $ 93,535    $106,165(1)  $285,116    $302,846(1)
   Labeling Services           31,915      35,195(1)   103,855     107,400(1)
   Retail Merchandising        29,872      29,865(1)    92,261      92,294(1)
                              -------     -------      -------     -------
Total                        $155,322    $171,225     $481,232    $502,540
                             ========     =======      =======     =======
Business segment gross profit:
   Security                  $ 37,247    $ 44,522     $114,992    $123,290
   Labeling Services            9,426      10,464       30,932    $ 33,245
   Retail Merchandising        16,089      16,597       50,308      50,693
                              -------     -------      -------     -------
Total                        $ 62,762    $ 71,583     $196,232    $207,228
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

The Company's major market risk exposures are movements in foreign currency exchange and interest rates. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of various interest rate caps and swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict.

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

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This new accounting guidance was effective for the fourth quarter of 2000 and relates primarily to the classification of certain costs in the Company's Consolidated Statements of Operations with restatements of prior reporting required. The Company has reclassified a total of $1.0 million and $2.9 million for the third quarter and nine-months ended September 30, 2000 , respectively, in shipping and handling fees to net revenues from cost of revenues as a result of adopting this standard.

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

In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements will become generally effective December 31, 2001, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions. The Company has not completed its evaluation of the impact of these new pronouncements on its financial statements.

The FASB issued Statement of Financial Accounting Standards No. 143 (SFAS
143), Accounting for Asset Retirement Obligations on August 15, 2001 and Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets on October 3, 2001. The statements become effective for the Company on December 30, 2002 and December 31, 2001 respectively. The effects of these pronouncements on the Company's financial statements are currently being assessed.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS
---------------------

The table below reflects sales and operating income for the quarter and nine months ended September 30, 2001 and September 24, 2000.

                                     Quarter                Nine Months
                               (13 weeks) Ended        (39 weeks) Ended
                              --------------------    ---------------------
                              Sept. 30,   Sept. 24,   Sept. 30,    Sept. 24,
                                2001        2000        2001         2000
                              --------    --------    --------     --------
                                             (In Thousands)
Net revenues                  $155,322   $171,225(1)  $481,232    $502,540(1)
Cost of revenues                92,560     99,642(1)   285,000     295,312(1)
                              --------   --------     --------    --------
Gross profit                    62,762     71,583      196,232     207,228
Selling, general and
 administrative expenses        50,074     54,264      157,167     172,495
                              --------   --------     --------    --------
Operating income before
 integration expenses           12,688     17,319       39,065      34,733

Integration expenses                 -      3,084            -       8,662
                              --------   --------     --------    --------
Operating income after
 integration expenses         $ 12,688   $ 14,235     $ 39,065    $ 26,071
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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Third Quarter 2001 Compared to Third Quarter 2000
---------------------------------------------------

     Net Revenues

Net revenues for the third quarter of 2001 decreased $15.9 million (or 9.3%) over the third quarter of 2000 (from $171.2 million to $155.3 million). Excluding the impact of foreign exchange of approximately $1.9 million, net revenues decreased 8.2% over the comparable 2000 quarter. The decrease in revenue was caused by lower sales volumes in the United States labeling services business and in South America due to a further deterioration in economic conditions in the third quarter of 2001.

     Cost of Revenues

Cost of revenues decreased approximately $7.0 million (or 7.0%) over the third quarter of 2000 (from $99.6 million to $92.6 million). As a percentage of net revenues, cost of revenues increased from 58.2% to 59.6%. The increase in the Company's cost of revenues as a percentage of sales is attributable to negative manufacturing variances of approximately $1.6 million following the Company's effort to decrease inventory levels by reducing manufacturing production schedules.

     Selling, General and Administrative Expenses

SG&A expenses decreased $4.2 million (or 7.7%) over the third quarter of 2000 (from $54.3 million to $50.1 million). As a percentage of net revenues, SG&A expenses increased from 31.7% to 32.2%. The increased percentage is a result of decreased net revenues while certain SG&A costs remained fixed.

     Other (Loss)/Income, net

Other (loss)/income, net represented a net foreign exchange loss of $0.8 million and $0.3 million for the third quarter of 2001 and of 2000, respectively.

     Interest Expense and Interest Income

Interest expense for the third quarter of 2001 decreased $0.8 million from the comparable quarter in 2000 (from $6.1 million to $5.3 million) due to debt repayment and declining Euro interest rates. Interest income for the third quarter of 2001 decreased by $0.3 million from the comparable quarter in 2000 (from $0.9 million to $0.6 million).

     Income Taxes

The effective tax rate for the third quarter of 2001 was 39.0%. The effective tax rate during the third quarter of 2000 was 40.0%. The lower tax rate reflects the improvement in the profitability of the foreign subsidiaries in 2001, which results in less non-benefited losses.

     Net Earnings

Net earnings for the third quarter were $4.4 million or $.14 per diluted share. Net earnings for the third quarter of 2000 before integration expenses were $7.1 million or $.22 per diluted share. Including integration expenses, net earnings for the third quarter of 2000 were $5.2 million or $.17 per diluted share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Nine Months 2001 compared to First Nine Months 2000
-------------------------------------------------------------

     Net Revenues

Net revenues for the first nine months of 2001 decreased $21.3 million (or 4.2%) over the first nine months of 2000 (from $502.5 million to $481.2 million). Excluding the impact of foreign exchange of approximately $18.3 million, net revenues decreased 0.6% over the first nine months of 2000. The decrease in revenue was caused by further weakening in the retail and apparel industries during the quarter that impacted sales volume at our United States labeling services business. Also, slowing economic conditions in South America affected revenue and profit contributions from that region.

     Cost of Revenues

Cost of revenues decreased approximately $10.3 million (or 3.5%) over the first nine months of 2000 (from $295.3 million to $285.0 million). As a percentage of net revenues, cost of revenues increased from 58.8% to 59.2%. The increase in the Company's cost of revenues as a percentage of sales is attributable to an increase in negative manufacturing variances of approximately $4.5 million following the Company's effort to decrease inventory levels by reducing manufacturing production schedules. This was partially offset by a reduction in field service costs.

     Selling, General and Administrative Expenses

SG&A expenses decreased $15.3 million (or 8.9%) over the first nine months of 2000 (from $172.5 million to $157.2 million). As a percentage of net revenues, SG&A expenses decreased from 34.3% to 32.7%. The reduction is a result of the integration of the Meto operations and cost saving measures carried out in the fourth quarter of 2000. Included in the first nine months of 2001 is $1.6 million of pre-tax charges related to the exit of certain business segments in Belgium as well as costs associated with executive management changes that were implemented in the first quarter of 2001.

     Other (Loss)/Income, net

Other (loss)/income, net represented a net foreign exchange loss of $0.8 million and $2.3 million for the first nine months of 2001 and of 2000, respectively.

     Interest Expense and Interest Income

Interest expense for the first nine months of 2001 decreased $0.9 million from the comparable period in 2000 (from $18.0 million to $17.1 million) due primarily to debt repayment. Interest income for the first nine months of 2001 decreased by $1.3 million from the comparable period in 2000 (from $3.4 million to $2.1 million).

     Income Taxes

The effective tax rate for the first nine months of 2001 was 39.0%. The effective tax rate during the first nine months of 2000 was 40.0%. The lower tax rate reflects the improvement in the profitability of the foreign subsidiaries in 2001, which results in less non-benefited losses.

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


     Net Earnings

Net earnings for the first nine months of 2001 were $14.1 million or $.44 per diluted share. Net earnings for the first nine months of 2000 before integration expenses and cumulative effect of change in accounting principle were $10.7 million or $.35 per diluted share. Including integration expenses and the cumulative effect of change in accounting principle, net earnings for the first nine months of 2000 were $0.5 million or $.02 per diluted share.


     Exposure to International Operations

Approximately 63% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities generated approximately $61.4 million during the first nine months of 2001 and used approximately $3.9 million in the same period in 2000. This change from the prior year was primarily attributable to the improvement in earnings and the reduction in accounts receivable, inventories, and restructuring costs. Included in cash flow from operations for the first nine months of 2001 were $10.0 million of tax payments related to the satisfaction of a legacy Meto German tax liability and $8.9 million of restructuring liability payments.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest rates on the new facility reset quarterly and are based on the Eurocurrency base rate plus an applicable margin. At September 30, 2001, 195.4 million Euro (approximately $177.8 million) and $9.5 million were outstanding under the term loan. The outstanding borrowings under the revolving line of credit facility were 2.23 billion Japanese Yen (approximately $18.6 million). On March 15, 2001, the $150 million revolving line of credit was reduced at the Company's request to $100 million.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Capital Expenditures

The Company's capital expenditures during the first nine months of fiscal 2001 totaled $7.6 million compared to $10.6 million during the first nine months of fiscal 2000. The higher expenditures during 2000 were primarily a result of an increased investment in the Company's global IT infrastructure combined with an investment in manufacturing equipment located in Puerto Rico. The Company anticipates its capital expenditures to approximate $10 million in 2001.

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

As of September 30, 2001, the Company had currency exchange forward contracts totaling approximately $20.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and the Asia Pacific region.

The Company will continue to evaluate the use of currency options in order to reduce the impact that exchange rate fluctuations have on the Company's net earnings from sales made by the Company's international operations. The combination of forward exchange contracts and currency options should reduce the Company's risks associated with significant exchange rate fluctuations.


OTHER MATTERS
-------------

In June 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements will become generally effective December 31, 2001, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions. While the Company has not completed its evaluation of the impact of these new pronouncements on its financial statements, it is expected that future earnings will benefit by approximately $10 million to $12 million due to the cessation of amortization of both goodwill and intangible assets related to assembled workforce.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in item 7a of the Company's Annual Report on Form 10-K filed for the year ending December 31, 2000, which is incorporated herein by reference.



PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    10(iii)A.    Employment Agreement with Michael E. Smith
                 First Amendment to Employment Agreement with
                   Michael E. Smith
                 Second Amendment to Employment Agreement with
                   Michael E. Smith
                 Third Amendment to Employment Agreement with
                   Michael E. Smith

                 Employment Agreement with William J. Reilly, Jr. First Amendment to Employment Agreement with
                   William J. Reilly, Jr.
                 Second Amendment to Employment Agreement with
                   William J. Reilly, Jr.
                 Third Amendment to Employment Agreement with
                   William J. Reilly, Jr.

                  Employment Agreement with W. Craig Burns
                  First Amendment to Employment Agreement with
                    W. Craig Burns

                  Employment Agreement with Neil D. Austin

                  Employment Agreement with Arthur W. Todd


(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the third quarter of 2001.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns
-----------------------                          November 14, 2001
Executive Vice President,
Chief Financial Officer and Treasurer



/s/ Arthur W. Todd
------------------------                         November 14, 2001
Vice President, Corporate Controller
and Chief Accounting Officer

                          INDEX TO EXHIBITS
                          -----------------



EXHIBIT                DESCRIPTION
-------                -----------


EXHIBIT 10(iii)A. Employment Agreement with Michael E. Smith First Amendment to Employment Agreement with
                     Michael E. Smith
                   Second Amendment to Employment Agreement with
                     Michael E. Smith
                   Third Amendment to Employment Agreement with
                     Michael E. Smith

                   Employment Agreement with William J. Reilly, Jr. First Amendment to Employment Agreement with
                     William J. Reilly, Jr.
                   Second Amendment to Employment Agreement with
                     William J. Reilly, Jr.
                   Third Amendment to Employment Agreement with
                     William J. Reilly, Jr.

                   Employment Agreement with W. Craig Burns
                   First Amendment to Employment Agreement with
                     W. Craig Burns

                   Employment Agreement with Neil D. Austin

                   Employment Agreement with Arthur W. Todd