Form 10-K
period 2001-12-30
CHECKPOINT SYSTEMS INC
filed 2002-03-28
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001 Commission File No. 1-11257

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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                 X
                                ---
As of March 5, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $473,285,000.

As of March 5, 2002, there were 31,884,462 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III - Certain portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 2, 2002.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.


                                    PART I

Item 1. BUSINESS

Checkpoint Systems, Inc. (Company) is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. The Company provides technology-driven integrated supply chain solutions to brand, track, and secure goods for consumer product manufacturers and retailers worldwide.

Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, the Company has built the necessary infrastructure to be a single source for identification and protection worldwide.

The Company is a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, barcode labeling systems (BCS), retail merchandising systems (RMS), and hand-held labeling systems (HLS). The Company's labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial growth since 1993, primarily through internal expansion and acquisitions, new product introductions, broadened and more direct distribution (particularly in international markets), and increased and more efficient manufacturing capabilities.

The Company's products and services can be categorized into three groups:

Security

The Company's legacy business is retail security. Its diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities with impulse buying. Offering both its own proprietary RF-EAS and EM-EAS technologies, the Company holds approximately a 42% share of worldwide EAS installations. Systems for closed-circuit television (CCTV), fire and intrusion, and access control, also fall within the security business segment. Checkpoint's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to premier retailers around the world. Retail security represents approximately 60% of the Company's business.

Labeling Services

Labeling services is another core business for the Company generating 21% of the Company's revenue in the year 2001. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full color branding labels to tracking labels and, ultimately, fully integrated labels that include an EAS or radio frequency identification (RFID) circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. The Company supports these objectives with its high quality tag and label production, a global service bureau network (CheckNet(R)) of e-commerce-enabled customization capabilities, high speed barcode labeling printing systems, and EAS and RFID technology. Increasingly the market seeks to move toward more sophisticated tag solutions that incorporate RFID components that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers.

Retail Merchandising

Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden the Company's reach among retailers and enable the Company to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels.

BUSINESS STRATEGY

The Company's business strategy focuses on providing comprehensive, single-source solutions that help manufacturers, distributors, and retailers identify, track, and protect their assets throughout the entire supply chain. Innovative new products and greatly expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. The Company will seek to continue its leadership position in certain key hard goods markets, expand its market share in the soft goods markets, and maximize its position in new geographic markets. The Company will also continue to capitalize on its installed base of large global retailers to aggressively promote source tagging. Furthermore, the Company will seek to exploit the synergies of its RF technology with labeling services capabilities within the expanding auto-ID industry.

To achieve these objectives, the Company will work to continually enhance and expand its technologies and products, provide superior service to its customers and expand its direct sales activities. The Company is focused on providing its customers with a wide variety of fully integrated security systems, labeling services, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the manufacturer, distributor, and retailer.

COMPANY HISTORY

Founded in 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's common stock to Logistics' shareholders as a dividend.

Historically, the Company has expanded its business both domestically and internationally through acquisitions, internal growth using wholly owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995, the Company completed two key acquisitions which gave the Company direct access into Western Europe. The Company acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies engaged in the manufacture, distribution, and sale of EAS systems throughout Europe.

In December 1999, the Company acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. The acquisition doubled the Company's revenues, increased its breadth of product offerings, and vastly increased its global reach.

In January 2001, the Company acquired A.W. Printing Inc., a Houston, Texas-based printer of tags, labels, and packaging material for the apparel industry.


PRODUCTS AND OFFERINGS

SECURITY

Electronic Article Surveillance

EAS systems have been designed to act as a deterrent and control the increasing problem of merchandise theft in retail stores and libraries. The Company's diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.

The Company offers a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags and labels. The Company's EAS products are designed and built to comply with applicable Federal Communications Commissions (FCC) regulations governing radio frequencies
(RF), signal strengths and other factors. In addition, the Company's present EAS products are designed to meet all regulatory specifications for the countries in which they are sold.

The Company markets its family of RF-EAS and EM-EAS systems under various brand names including the Strata(R) family of products, the QS series, and the EM series.

The Strata systems use the latest Digital Signal Processing(TM) (DSP) technology, along with the Company's newly developed Advanced Digital Discrimination(TM) (ADD/RF) digital filtering technology. The Strata family can protect aisle widths of twelve feet using only two sensors.

RF deactivation units disarm the disposable tag to prevent recognition by the sensors located at the exits. Deactivation usually occurs at the point-of-sale. The Company's patented integrated scan/deactivation products provide simultaneous reading of the barcode information, while deactivating the tag in one single step at the point-of-sale.

Disposable security tags are affixed to merchandise by pressure-sensitive adhesive or other means. The Company provides tags compatible with a wide variety of standard price-marking and barcoding printers to combine pricing, merchandising, protection, and data collection in a single step.

Under the Company's source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. Approximately 2,800 suppliers worldwide are participating in this program.

The Company markets a full line of reusable security tags which protect apparel items, as well as entertainment products such as music CDs, audio and video cassettes, and video games. The reusable product line consists of plastic hard tags, fluid ink tags, and SAFER(R) products.

CCTV, Fire and Intrusion Systems

The Company offers a full line of closed-circuit television products along with its EAS products, providing a total systems solution package for retail establishments. The Company's video surveillance solutions, including digital video technology, address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote tele-surveillance.

The Company's custom designed fire and intrusion systems provide protection against internal and external theft, completing the full line of loss prevention solutions. The systems can be included in the Company's US-based 24-hour Central Station Monitoring Service.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. Continued developments in processing, networking, and software technology have enhanced the sophistication of electronic access control systems by integrating these systems into the infrastructure of the customers' facilities.

The Company's access control products allow limitless coverage - from a single door to large multi-building complexes. The access control product offerings support all market segments, from small systems to large multi-user, multi-site systems. The Company's feature-rich access control products give users the flexibility to restrict database access, track assets, support LAN/WAN connectivity, and integrate third party peripherals seamlessly.

LABELING SERVICES

Barcode Labeling Systems

A bar code is a linear or two-dimensional symbol that can be read by a laser scanner and transmitted to a computer for auto-ID applications. Bar codes can be printed on hang tags and pressure-sensitive labels using laser or thermal printers and applied to the product at any of several points in the supply chain. The Company offers both turnkey in-house barcode printing systems (laser and thermal printers) and a worldwide service bureau network (CheckNet) that can supply customers with barcoded labels. Barcoding is widely used in retail stores, supermarkets, warehouses, manufacturing, libraries, and other environments where inventory identification and tracking is critical.

The Company offers two thermal printing technologies, thermal direct printing and thermal transfer printing. The Company also offers high speed laser printers targeted to manufacturers as well as retail distribution and logistics centers. Laser printers offer superior print quality and high throughput for such applications as price marking and product identification, integrated tags and labels, shelf mark labels, pick tickets, tracking or inventory labeling, and shipping and compliance labels. The Company's thermal and laser printers generate a recurring revenue stream from consumables, documents, and service contracts.

Service Bureau (CheckNet)

The Company has a global service bureau network of 25 locations worldwide through which it can supply customers with customized retail apparel price tags and labels at the manufacturing source. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags. Limited capital and skilled labor requirements allow the service bureaus to be located near source manufacturing sites, enabling the Company to provide timely and flexible service.

The Company's service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode and EAS security tags places it among just a handful of suppliers of this caliber in the world.

In addition to its own label integration and service bureau capabilities, the Company has strategic working relationships with several other label integrators.

RFID - Intelligent Tagging

Radio frequency identification is an auto-ID technology. RFID tags, or "intelligent tags", contain an integrated circuit (IC) powered by a radio frequency circuit. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, without line-of-sight requirements. Through strategic R&D investments, the Company has established a product line of sophisticated RFID solutions that offer strong feature and price benefits over competitive offerings. This development puts the benefits of RFID in reach of the retail and library markets. The Performa(R) family of RFID products of tags and readers, introduced in 1999, can effectively provide solutions for a variety of applications in the auto-ID marketplace.

RETAIL MERCHANDISING

Hand-held Labeling Systems

Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables and service generate a significant source of recurring revenues. As retail scanning becomes widespread, causing in-store retail price marking applications to diminish, additional applications are being developed for both the retail and industrial markets. The Company has a majority market share in Europe.

Retail Merchandising Systems

Retail merchandising systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where in-store price promotion is an important factor. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, as well as Turn-O-Matic(R), a customer priority system. Turn-O-Matic has a majority market share worldwide and generates recurring revenue from ticket sales.


PRINCIPAL MARKETS AND MARKETING STRATEGY

Through its Security business segment, the Company traditionally has marketed its products primarily to retailers in the hard goods (supermarkets, drug stores, mass merchandisers and music/electronics), soft goods (apparel) and library market segments. The Company is a market leader in the supermarket, drug store and mass merchandiser market segments with customers such as Target Corporation (Marshall Field Department Stores, Mervyns, and Target Stores), Albertsons/American Stores, Circuit City Stores, Inc., Eckerd Corporation, H.E. Butt Stores, Linens `n Things, Rite Aid Corporation, Toys "R" Us, Walgreen Co., and Winn Dixie, Inc. in the USA; Canadian Tire and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; B&Q, Sainsbury, and Wickes in the United Kingdom; Alcampo, Pryca/Carrefour, Continente, and El Corte Ingles in Spain; Intermarche, FNAC, Casino, and Carrefour in France; El Norte in Argentina; Big W and Coles Myer Ltd. in Australia; and Big C in Thailand.

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

With the acquisition of Meto AG in December 1999, the Company now offers supply chain and value-added labeling solutions to manufacturers and retailers worldwide. The Company has expanded its reach within the retail supply chain to provide branding, tracking, and asset protection solutions to retail stores, to distribution centers, and to consumer product and apparel manufacturers worldwide.

The Company is focused on providing its customers with a wide variety of fully integrated loss prevention, labeling services, and retail merchandising solutions. More specifically, the Company's strategy includes the following:

     - open new and expand existing retail accounts with new products that will increase penetration with fully integrated value-added solutions for labeling, security, and merchandising

     - establish business-to-business web-based capabilities to enable retailers and manufacturers to design custom tag and label solutions and initiate and track their orders through the supply chain on a global basis

     - expand supply-side market opportunities to manufacturers and distributors, including source tagging, value-added labeling, and authentication solutions

     - continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies

The Company promotes its products primarily through:

     - ease of integration into the retail environment
     - emphasizing source tagging
     - serving as a single point of contact for auto-ID and EAS labeling and ticketing needs - providing total loss prevention solutions to the retailer
     - superior service and support capabilities - direct sales efforts and targeted trade show participation

During 2001, nearly one billion disposable tags were provided to approximately 2,800 worldwide manufacturers participating in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:

     - increase installation of RF-EAS and EM-EAS equipment on a chainwide basis with leading retailers around the world
     - offer integrated tag solutions, including custom tag conversion that address the needs of branding, tracking, and loss prevention
     - assist retailers in promoting source tagging with vendors
     - broaden penetration of existing accounts by promoting the Company's in-house printing, global service bureau network (CheckNet), and labeling solution capabilities
     - support manufacturers and suppliers to speed implementation
     - expand RF tag technologies and products to accommodate the needs of the packaging industry

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

DISTRIBUTION

Electronic Article Surveillance

The Company sells its EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. Of total North American EAS revenues during 2001, 94% was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international sales operations are currently located throughout Europe, and in Argentina, Brazil, Mexico, Australia, Malaysia, Hong Kong, Japan, and New Zealand.

Independent distributors accounted for 6% of the Company's EAS revenues outside the USA during 2001. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory.

CCTV, Fire and Intrusion Systems

The Company markets CCTV systems and services throughout the world using its own sales staff. These products and services are provided to both the Company's existing EAS retail customers as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the USA through a direct salesforce.

Access Control Systems

The Company's Access Control Products Group sales personnel market electronic access control products to 226 independent dealers, primarily located in the USA. The Company employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

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

Salespeople

The Company presently employs 668 salespeople worldwide. On average, these salespeople have over five years experience in the industry. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog

The Company's backlog of orders was approximately $40.1 million at December 30, 2001 compared to $38.8 million at December 31, 2000. The Company anticipates that substantially all of the backlog at the end of 2001 will be delivered during 2002. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's RF-EAS and EM-EAS business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

TECHNOLOGY

The Company believes that its patented and proprietary technologies are important to its business and future growth opportunities, and provide it with distinct competitive advantages. The Company holds or licenses over 1,000 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of the Company's revenue is derived from products or technologies which are patented or licensed. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company. The Company's competitive position is also supported by its extensive manufacturing experience and know-how.

Electronic Article Surveillance

On October 1, 1995, the Company acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. (ADL) for $1.9 million plus a royalty of 1% to 1.5% of future RF-EAS products sold through 2008.

The Company, with its acquisition of Meto, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EM markers, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2004, 2005, and 2004, respectively.

The Company also licenses technologies relating to certain sensors, magnetic labels and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.

Access Control Systems

The Company pays royalties relative to the feature set embedded within certain software products. These agreements are renewed annually and average approximately between 1% and 2% of access control systems revenue.

Labeling Services and Retail Merchandising

The Company focuses its in-house Meto brand product development efforts on product areas where the Company believes it can achieve and sustain a competitive cost and positioning advantage, and where delivery service is critical. The Company also develops and maintains technological expertise in areas that it believes to be important for new product development in its principal business areas. Through its acquisition of the Meto brand, the Company has a base of technology expertise in the label conversion, printing, electronics, and software areas and is particularly focused on EAS and BCS technology to support the development of higher value-added labels.


Manufacturing, Raw Materials, And Inventory

Electronic Article Surveillance

The Company manufactures its EAS products in facilities located in Puerto Rico, Japan, Germany, the Dominican Republic, and the Netherlands and has a highly integrated manufacturing capability. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically practical. This integration and in-house capability provides significant control over costs, quality, and responsiveness to market demand which the Company believes results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving its customers, engineering, manufacturing, and marketing.

For the RF sensor production, the Company purchases raw materials from outside suppliers and assembles electronic components at its facilities in Puerto Rico for the majority of its sensor product lines. Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. For its EAS tag production, the Company purchases raw materials and components from suppliers and completes the manufacturing process at its facilities in Puerto Rico, Japan (disposable tags), Germany (disposable tags), the Dominican Republic (reusable tags) and the Netherlands (disposable tags). The Company sold approximately 3.4 billion disposable tags in 2001 and has the capacity to produce approximately 7 billion disposable tags per year. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are numerous alternative sources for all such materials. The products that are not manufactured by the Company are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price. Three EAS systems suppliers are considered as strategic partners. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

CCTV, Fire and Intrusion Systems

The Company is primarily an integrator of off-the-shelf CCTV, fire and intrusion components manufactured by others. In the USA, the Company does manufacture the pan/tilt/zoom dome camera. Limited inventory levels are maintained since the Company places orders with distributors as customer orders are received. The software component of the system is added during product assembly at the Company's operational facilities.

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

Labeling Services and Retail Merchandising

The Company's principal manufacturing focus is on the production of labels, tags, and hand-held tools. The Company's main production facilities are located in Germany, the Netherlands, the USA, and Malaysia. Local production facilities are also situated in the UK, Spain, Sweden, Finland, Australia, and New Zealand. Manufacturing in Germany is focused on print heads for HLS tools and labels for the HLS and BCS product areas. The Company's facilities in the Netherlands and in the USA manufacture labels and tags for laser overprinting, thermal labels, and support the service bureau network (CheckNet) worldwide. HLS labels are also manufactured in the USA. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

Three BCS printer suppliers are considered as strategic partners. Supplies from other smaller suppliers are being combined where possible.


Competition

Electronic Article Surveillance

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Tyco Inc., who acquired Sensormatic Electronics Corporation in 2001. Tyco is a diversified manufacturing and service company with interests in electrical and electronic components, telecommunications systems, fire protection systems and electronic security services, medical device products, financing and leasing capital, plastics and adhesives. Tyco's 2001 revenues were approximately $38 billion. Tyco's ADT security division (including the former Sensormatic Corporation) holds approximately a 44% share of the worldwide EAS installation base. Management estimates that the Company's market share of installed systems in the EAS industry is approximately 42%.

Within the US market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and Minnesota Mining and Manufacturing Company, principally in the library market. Within the Company's international markets, mainly Europe, NEDAP and Tyco are the Company's most significant competitors.

The Company believes that its product line offers more diversity than its competition in protecting different kinds of merchandise with disposable tags, hard reusable tags, and flexible reusable tags. As a result, the Company believes it appeals to a wider segment of the retail market than does its competition and competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy, and integration into operations. This combination provides many system solutions and allows for protection against a variety of retail merchandise theft. Furthermore, the Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a significant cost advantage over its competitors.

CCTV, Fire and Intrusion Systems

The Company's CCTV, fire and intrusion products, which are sold domestically through its Security Systems Group subsidiary and internationally through its international sales subsidiaries, compete primarily with similar products offered by Tyco, Ultrak, Pelco, and Sentry Technology. The Company competes based on its superior service and believes that its product offerings provide its retail customers with distinct system features.

Access Control Systems

The Company's electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are Casi Rusco, Tyco, Honeywell, and Lenel Systems.

Labeling Services

The worldwide barcode systems product market, including printers and labels, is estimated to be approximately $7 billion, and Checkpoint's targeted retail and retail-related markets account for about 40% of the total. Major competitors are Paxar and Avery Dennison. The Company also competes with a number of barcode printer manufacturers, including Zebra Technologies and Intermec Technologies. Many competitive labeling service companies are also customers as they purchase EAS circuits from the Company to integrate into their label offerings.

Retail Merchandising

The Company faces no single competitor across its entire retail merchandising product range or across all international markets. However, HL Display is its strongest competitor in the in-store promotional display market. In the Hand-held Labeling Systems segment, the Company competes with Paxar, Garvey, Sato, Hallo, Contact, and Prix.

Other Matters

Research and Development

The Company expended approximately $8.7 million, $9.5 million, and $7.3 million, in research and development activities during 2001, 2000, and 1999, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company and an expansion of the markets and applications for the Company's products. The Company's continued growth in revenue can be attributed, in part, to the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products during the last few years. The Company continues to assess acquisitions of related businesses or products consistent with its overall product and marketing strategies.

The Company continues to develop and expand its product line with improvements in disposable tag performance and selection, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote internet connectivity and RFID integration. A process of product rationalization on all product lines is ongoing to bring maximum efficiency from our high volume production facilities.

In 2001, the Company became actively involved with the Massachusetts Institute of Technology (MIT) Auto-ID Center project as a technological partner. The Company believes its involvement with the MIT Auto-ID Center will further encourage the rapid development of the RFID retail marketplace.

The Company entered into a joint research and development agreement in February 1997, with Mitsubishi Materials Corporation, a Japanese company based in Tokyo, to develop RFID technology. Under this multi-year agreement, which created a joint product research and development project, the parties developed radio frequency intelligent tagging solutions for retail, library, commercial, and industrial applications. These solutions are currently being sold worldwide.

Employees

As of December 30, 2001, the Company had 4,108 employees, including five executive officers, 90 employees engaged in research and development activities and 731 employees engaged in sales and marketing activities. In the United States, 12 of the Company's employees are represented by a union. In Europe, approximately 750 of the Company's employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segment

The Company operates both domestically and internationally in three distinct business segments. The financial information regarding the Company's geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 30, 2001, and total assets as of December 30, 2001, December 31, 2000, and December 26, 1999, is provided in
Note 19 to the consolidated financial statements.

Item 2. PROPERTIES

The Company's principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 30, 2001, the Company owned or leased a total of approximately 2.5 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include 30 sales/distribution offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. Additionally, the Company's principal manufacturing facilities are located in the United States, Puerto Rico, the Dominican Republic, Germany, the Netherlands, Japan, and Malaysia. The Company believes its current manufacturing capacity will support its needs for the foreseeable future.


Item 3. LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraph. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations or financial condition.

The Company is a defendant in a Civil Action No. 99-CV-577, served February 10, 1999, in the United States District Court for the Eastern District of Pennsylvania filed by Plaintiff, ID Security Systems Canada Inc. The suit alleges a variety of antitrust claims; claims related to unfair competition, interference with a contract, and related matters. Plaintiff seeks damages of up to $90 million, before trebling, if an antitrust violation were to be determined. This matter is scheduled for a jury trial commencing April 22, 2002. Management is of the opinion that the claims are baseless both in fact and in law, and intends to vigorously defend the suit. If, however, the final outcome of this litigation results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations or financial condition.


Item 4. SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

No matter was submitted during 2001 to a vote of shareholders.

Item A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
-----------------------------  ---        -------    --------------------
Michael E. Smith               46          1990      President and Chief
                                                     Executive Officer

William J. Reilly, Jr.         53          1989      Chief Operating Officer

W. Craig Burns                 42          1997      Executive Vice President,
                                                     Chief Financial
                                                     Officer and Treasurer

                                         Officer    Positions with the
Name                           Age        Since      Company
-----------------------------  ---        -------    --------------------

John E. Davies Jr.             44          2002      Executive Vice President,
                                                     Worldwide Operations

Neil D. Austin                 55          1989      Vice President, General
                                                     Counsel and Secretary

Arthur W. Todd                 36          2000      Vice President,
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

Mr. Davies was appointed Executive Vice President, Worldwide Operations on March 4, 2002. Mr. Davies was Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.

Mr. Austin has been Vice President, General Counsel and Secretary since joining the Company in 1989.

Mr. Todd has been Vice President, Corporate Controller and Chief Accounting Officer since August 2000. Mr. Todd was Corporate Controller for Meto AG from December 1998 until July 2000. From 1986 to November 1998, Mr. Todd held various financial positions within international subsidiaries of the Meto group. Mr. Todd is a Fellow of the Chartered Institute of Management Accountants (UK).

                                   PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported on the NYSE Composite Tape.
                                                     Closing Price
                                                   High           Low
                                                  -------       -------
2001:
       First Quarter..........................   $10.3000      $ 7.6875
       Second Quarter.........................    17.6000        8.8100
       Third Quarter..........................    16.8500       10.0000
       Fourth Quarter.........................    13.6300        9.4500


2000:
       First Quarter..........................   $11.8750      $ 7.5625
       Second Quarter.........................     9.7500        7.1250
       Third Quarter..........................     9.1250        7.0000
       Fourth Quarter.........................     9.1875        6.1875


As of March 5, 2002, there were 1,103 record holders of the Company's common stock.

The Company has never paid a cash dividend on the common stock (except for a nominal cash distribution in April, 1997 to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs), and other factors.

Item 6. SELECTED FINANCIAL DATA

                               SELECTED ANNUAL FINANCIAL DATA
                               ------------------------------
                   2001         2000         1999        1998        1997
                  ------       ------       ------      ------      ------
                             (Thousands, except per share data)
FOR THE YEAR ENDED:
Net revenues(1)  $658,535     $690,811     $373,062    $364,572    $338,604
Earnings before
 income taxes    $ 13,716(2)  $  5,447(3)  $ 10,207(5) $ 26,184(6) $ 13,565(7)
Income taxes     $  6,857     $  3,115     $  2,915    $  8,509    $  5,445
Earnings before
 extraordinary
 loss and
 cumulative effect
 of change in
 accounting
 principle       $  6,635     $  2,254     $  7,258    $ 17,685    $  8,228
Earnings before
 cumulative effect
 of change in
 accounting
 principle       $  6,635     $  2,254     $  6,666    $ 17,685    $  8,228
Net earnings/
 (loss)          $  6,635     $ (2,766)(4) $  6,666    $ 17,685    $  8,228

Earnings per
 share before
 extraordinary
 loss and
 cumulative
 effect  of
 change in
 accounting
 principle
  Basic          $    .21     $    .07     $    .24    $    .55    $    .24
  Diluted        $    .21     $    .07     $    .24    $    .53    $    .23
Earnings per
 share before
 cumulative
 effect of change
 in accounting
 principle
  Basic          $    .21     $    .07     $    .22    $    .55    $    .24
  Diluted        $    .21     $    .07     $    .22    $    .53    $    .23
Net earnings/
 (loss) per
 share
  Basic          $    .21     $   (.09)    $    .22    $    .55    $    .24
  Diluted        $    .21     $   (.09)    $    .22    $    .53    $    .23
Depreciation &
 amortization    $ 43,936     $ 47,883     $ 28,028    $ 25,676    $ 23,762

  (1) 1997-1999 amounts have been reclassified to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

 (2) Includes a $11.1 million pre-tax restructuring charge, a $7.5 million pre-tax asset impairment and a pre-tax restructuring charge reversal of $0.2 million.
 (3) Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-tax integration charge, a $7.2 million pre-tax asset impairment, a pre-tax inventory write-off of $3.7 million and a $5.1 million pre-tax customer-based receivables write-off.
 (4) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.
 (5) Includes a $10.9 million pre-tax restructuring charge and a $0.9 pre-tax integration charge.
 (6) Includes a $0.6 million pre-tax reversal of the restructuring charge recorded in the fourth quarter of 1997.
 (7) Includes a $9.0 million pre-tax restructuring charge and non-recurring pre-tax charges of $8.1 million.

                        -------------------------------------------

                      2001        2000        1999        1998        1997
                     ------      ------      ------      ------      ------
                                          (Thousands)

AT YEAR END:
Working capital     $126,615    $157,089    $ 175,430    $186,261    $211,570
Long-term debt      $262,088    $347,011    $ 395,256    $164,934    $150,068
Shareholders'
 equity             $240,263    $237,679    $ 255,795    $261,936    $277,550
Total assets        $752,653    $867,990    $ 944,873    $507,663    $516,434

FOR THE YEAR ENDED:
Capital
 expenditures       $  9,572    $ 13,172    $   8,774    $ 12,301    $ 26,714
Cash provided by/
 (used in)
 operating
 activities         $102,736    $  3,172    $  87,536    $ 29,157    $(59,559)
Cash used in
 investing
 activities         $(20,792)   $(26,365)   $(250,891)   $(39,460)   $(36,548)
Cash (used in)/
 provided by
 financing
 activities         $(64,633)   $(33,899)   $ 216,924    $(18,386)   $(24,508)

RATIOS
Return on
 net sales(a)           1.01%       (.40%)       1.78%       4.85%       2.43%
Return on
 average
 equity(b)              2.78%      (1.12%)       2.57%       6.56%       2.85%
Return on
 average
 assets(c)               .82%       (.30%)        .92%       3.45%       1.59%
Current
 ratio(d)               1.68        1.73         1.74        3.37        3.46
Percent of total
 debt to
 capital(e)            52.17%      59.35%       60.71%      40.10%      36.13%

  (a) "Return on net sales" is calculated by dividing net earnings by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings by average equity.
  (c) "Return on average assets" is calculated by dividing net earnings by average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total long term debt by total long term debt and equity.

                         ------------------------------------------

                   2001        2000        1999 (1)    1998       1997
                  ------      ------      ------      ------     ------
                           (Thousands, except employee data)
Other Information
-----------------
Weighted average
 number of
 diluted shares
 outstanding      31,736      30,624      30,528      33,272      35,184
Number of
 employees         4,108       4,984       5,017       3,044       3,605
Backlog          $40,100     $38,800     $34,100     $18,800     $24,200

  (1) Includes increase in employees and backlog as a result of the Meto acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP) in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies have been consistently applied throughout the accompanying financial statements, with the exception of the change in accounting method for revenue recognition, as noted below.

The Company believes the following accounting policy is critical to the preparation of its consolidated financial statements:

Revenue Recognition. In accordance with the Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The adequacy of the reserves for doubtful accounts is continually assessed. If the financial condition of the Company's customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where the Company does business, it could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivable. Furthermore, the Company is dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on the results of operations, and the Company's ability to realize the full value of its accounts receivables.

Inventory Reserves. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Long-lived Assets. The Company's long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of the long-lived assets are based upon the Company's estimates of future cash flows and other factors. Following the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets on December 31, 2001 (fiscal year 2002), which requires annual testing for the impairment of goodwill, the fair value of goodwill will be based upon the Company's estimates of future cash flows and other factors including discount rates. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company considers future taxable income and tax planning strategies in assessing the need for the valuation allowance, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Accounting for Loss Contingencies. The Company is involved in certain legal and regulatory actions which, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) Accounting for Contingencies, it continually evaluates, and upon which, it makes various judgements and estimates. (See note 16.) If the final outcome of these matters differs from the Company's judgements and estimates, such differences could have a material adverse effect on the Company's consolidated results of operations or financial condition.

Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)

Management's discussion and analysis of results of operations has been presented on an as reported basis except for the exclusion in cost of revenues and selling, general and administrative expense (SG&A), of the restructuring and integration charges recorded in 2001, 2000, and 1999. The annual savings as a result of restructuring charges are included in the discussion of the results of operations. This is a non-GAAP presentation and is not a substitute for GAAP. Refer to the accompanying financial statements for GAAP presentation.

In 2001, the Company recorded restructuring charges totaling $18.6 million related to the consolidation of some of its US and Caribbean manufacturing facilities and the rationalization of certain under-performing sales offices. Included in the charges are severance costs ($9.7 million), lease termination costs ($1.4 million), and an asset impairment charge ($7.5 million). The impairment charge consists of $5.0 million of manufacturing equipment abandoned due to the rationalization of operations, a further $2.0 million write-down of the manufacturing facility in Japan, and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. The restructuring charges were recorded in cost of revenues ($11.4 million) and other operating expenses ($7.2 million). An excess accrual of $0.2 million related to the 1999 and 2000 restructuring provisions was reversed in 2001 to other operating expenses.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. In 2000, the Company increased its ownership to 100%. Included in the 2000 results are $19.6 million in restructuring and integration charges related to the completion of the Meto integration; the subsequent realignment of operations and assets; and costs related to the consolidation and rationalization of its manufacturing operations. Included in the 2000 charges are employee severance costs ($1.8 million), facility lease termination costs ($0.4 million), impairments of manufacturing assets ($7.2 million), and integration costs ($10.2 million), of which $9.0 million was recorded in cost of revenues and $10.6 million in other operating expenses.

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

The table below reflects the operating income before restructuring and external integration charges. Integration costs consist primarily of external consulting, legal and marketing costs incurred in connection with integrating Meto/Checkpoint operations. Integration costs were charged to expense as incurred. Accordingly, the discussion that follows speaks to the comparisons in this table through operating income before restructuring and integration charges.
                                         2001          2000          1999 (2)
                                        ------        ------        ------
                                                    (Thousands)
Net revenues (1)                       $658,535      $690,811      $373,062
Cost of revenues (1)                    390,887       408,963       226,289
                                       --------      --------      --------
Gross profit                            267,648       281,848       146,773
Selling, general and administrative
  expenses                              215,709       234,490       118,803
                                       --------      --------      --------
Operating income before
  restructuring and integration
  charges                                51,939        47,358        27,970
Restructuring and integration
  charges                                18,430        19,551        11,796
                                       --------      --------      --------
Operating income after restruct-
  uring and integration charges        $ 33,509      $ 27,807      $ 16,174
                                       ========      ========      ========
Net revenues by product segment (1)
  Security                             $391,867      $419,696      $362,097
  Labeling services                     139,654       138,396         5,310
  Retail merchandising                  127,014       132,719         5,655
                                       --------      --------      --------
                                       $658,535      $690,811      $373,062
                                       ========      ========      ========
  (1) 1999 amounts have been reclassified to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.
  (2) The 1999 results include the operations of the Meto business from the date acquired, December 10, 1999.

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. The Company's increasing base of installed systems and printers provide a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2001, 2000, and 1999, approximately 48%, 47%, and 34% respectively of the Company's net revenues were attributable to sales of disposable tags, custom and stock labels, printer consumables, and service to its installed base of customers. The increase in 2000 of the recurring revenues as a percentage of total net revenues is principally due to the acquisition of the Meto business.

The Company's customers are substantially dependent on retail sales, which are seasonal and subject to significant fluctuations and are difficult to predict. Such seasonality and fluctuations impact the Company's sales. Historically, the Company has experienced lower sales in the first and second quarters of each year, although in 2001, due to the general economic slow down in the middle of the year, the third quarter produced the lowest revenues.

During 2001, revenues decreased by approximately $32.3 million or 4.7% from $690.8 million to $658.5 million. Excluding the impact of foreign exchange of $18.3 million, revenues decreased by 2.0%. This decrease is attributable to a decline in EAS and CCTV revenues in South America, caused by eroding economic conditions in the region, as well as a reduction in EAS and RMS revenues in Europe, partially offset by an increase in HLS revenues as a result of the conversion to the Euro currency on January 1, 2002.

In 2000, revenues increased by approximately $317.7 million or 85.2% from $373.1 million to $690.8 million. This increase was directly attributable to the Meto acquisition. On a pro forma basis, which includes Meto as if the acquisition had occurred at the beginning of 1999, revenues decreased $48.2 million or 6.5%. This decrease in revenue was a direct result of the negative impact of foreign exchange. Excluding the impact of foreign exchange, on a pro forma basis, revenues decreased by less than 1%.

US Domestic net revenues accounted for 35.5%, 33.4%, and 48.0% of the Company's net revenues in 2001, 2000, and 1999, respectively. US Domestic revenues, as a percentage of total net revenues, increased in 2001 as a result of a 1% increase in US Domestic revenues, lower International revenues, and a weakening of most foreign currencies against the US dollar during the year. The decrease as a percentage of the total net revenues in 2000 was due to the acquisition of Meto AG, whose revenues were primarily generated outside the USA. On a pro forma basis, the year 2000 US Domestic and International revenues were comparable to prior year.

Cost of Revenues

During 2001, cost of revenues decreased $18.1 million or 4.4% from $409.0 million to $390.9 million. As a percentage of net revenues, cost of revenues increased 0.2% (from 59.2% to 59.4%). The increase in the Company's cost of revenues as a percentage of sales is attributable to an increase in negative overhead absorption variances of approximately $5.2 million following the Company's effort to decrease inventory levels by reducing manufacturing production schedules. This was partially offset by increased sales of high margin HLS products and a reduction in field service and installation costs.

In 2000, the cost of revenues increase was a direct result of the additional revenue related to the inclusion of the Meto business for a full year. Cost of revenues, as a percentage of revenues, decreased to 59.2% from 60.7%. This decrease is primarily attributable to a reduction in field service and installation costs due to the Meto integration and the full year effect of Meto's lower cost of revenues. These decreases were partially offset by a $3.7 million inventory write-off.

The principal elements comprising cost of revenues are product cost, research and development cost, and field service and installation cost. As a percentage of net revenues, the three elements represent 49.3%, 1.3%, and 8.8%, respectively. The components of product cost are as follows: 64% material, 10% labor, and 26% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

For fiscal year 2001, 2000, and 1999, field service and installation costs were 8.8%, 9.1% and 10.6% of net revenues, respectively. The decrease in 2001 was due to restructuring that reduced the field service workforce by 14%. The decrease in 2000 was the result of a reduction in costs due to the Meto integration and the lower field service and installation costs for the Meto product range. The Company believes that it has made, and will continue to make, product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

Selling, General and Administrative Expenses

During 2001, SG&A expenses decreased $18.8 million or 8.0% from $234.5 million to $215.7 million. As a percentage of net revenues, SG&A expenses decreased by 1.1% (from 33.9% to 32.8%). The decrease as a percentage of net revenues resulted from the full year impact of the Meto integration and a further 4% reduction in headcount during 2001, partially offset by an increase in post employment benefits of $2.5 million and an increase in the accounts receivable reserve of $1.2 million related to the Company's operation in Argentina. Included in SG&A expenses was $10.3 million of goodwill amortization.

In 2000, the increase in SG&A expenses was directly attributable to the additional expenses resulting from the inclusion of the Meto business for the full year. SG&A expenses as a percentage of revenues increased to 33.9% from 31.8%. The increase was due to the amortization of goodwill and other intangibles associated with the Meto acquisition and a customer-based receivables write-off of $5.1 million.

Interest Income and Interest Expense

Interest income for fiscal year 2001, 2000, and 1999, was $2.7 million, $4.3 million, and $5.5 million, respectively. The decreases in 2001 and 2000 were directly attributable to a decrease in cash investments primarily resulting from the payment of interest and principal on the Company's debt along with the cash paid for restructuring. In 2001, lower interest rates further reduced interest income. Interest expense was $21.8 million, $24.1 million, and $9.8 million for 2001, 2000, and 1999, respectively. The decrease in interest expense in 2001 is directly attributable to debt repayment and lower Euro-based interest rates. The increase in 2000 resulted from the increased borrowings associated with the acquisition of Meto AG.

Other Loss, net

Other loss, net resulted from net foreign exchange losses of $(0.7) million, $(2.5) million, and $(1.7) million for 2001, 2000, and 1999, respectively.

Income Taxes

The Company's effective tax rate for fiscal 2001, 2000, and 1999, was 50.0%, 57.2%, and 28.6%, respectively. The tax rate decreased in 2001 due to the increase in earnings, which reduced the effect of the non-deductible goodwill, and the utilization of foreign tax losses. This was partially offset by $1.7 million of foreign losses for which valuation allowances were established. The higher rate in 2000 was a result of the non-deductible goodwill associated with the acquisition of Meto in December 1999.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are substantially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (Section 936) until December 31, 2005 and are substantially exempt from Puerto Rican income taxes.

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

Net Earnings/(Loss)

Net earnings/(loss) was $6.6 million or $.21 per share, $(2.8) million or $(.09) per share, and $6.7 million or $.22 per share for fiscal years 2001, 2000, and 1999, respectively. The weighted average number of shares used in the diluted earnings per share computation were 31.7 million, 30.6 million, and 30.5 million for fiscal years 2001, 2000, and 1999, respectively. The increase in the weighted average number of shares from 2000 to 2001 was primarily due to the exercise of employee stock options.

Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions, and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and more recently through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements should be adequate to service debt and meet its capital investment requirements.

The Company's operating activities during fiscal 2001 generated approximately $102.7 million compared to approximately $3.2 million during 2000. This change from the prior year was primarily the result of a decrease in working capital, especially in inventories and accounts receivable.

In December 1999, the Company completed the acquisition of Meto AG. In connection with the acquisition, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, included a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. Interest on the facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. At December 30, 2001,
149.0 million Euro (approximately $132.0 million) and $9.1 million were outstanding under the term loan. The outstanding borrowings under the revolving credit facility were 2.23 billion Japanese Yen (approximately $17.0 million). On

March 15, 2001, the $150 million revolving line of credit was reduced to $100 million.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

The contractual obligations and commercial commitments of the Company at December 30, 2001 are summarized below :

                         Total      Due in
                        amounts    less than    Due in      Due in     Due after
                          due       1 year     1-3 years   4-5 years    5 years
                       ---------   ---------   ---------   ---------   ---------
                                   (Thousands)
Contractual obligations
   Long-term debt      $261,134    $ 26,821    $ 60,671    $173,642    $      -
   Lines of credit        3,584       3,584           -           -           -
   Capital lease
    obligations          28,793       1,018       1,961      18,620       7,194
   Operating leases      43,234      11,007      14,354       9,860       8,013
   Unconditional
    purchase
    obligations          34,090      27,341       6,749           -           -
                       --------    --------    --------    --------    --------
   Total contractual
    cash obligations   $370,835    $ 69,771    $ 83,735    $202,122    $ 15,207
                       ========    ========    ========    ========    ========

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $100 million revolving credit facility, and cash generated from future operations.

Capital Expenditures

The Company's capital expenditures during fiscal 2001 totaled $9.6 million compared to $13.2 million during fiscal 2000. The reduction in expenditures occurred in manufacturing equipment, IT hardware, and office equipment. The Company anticipates its capital expenditures to approximate $15.0 million in 2002.

Stock Repurchase

There have been no stock repurchases since 1998. Furthermore, certain restrictions exist under the terms of the senior secured facility, which prohibit the repurchase of the Company's stock.

Exposure to International Operations

The Company manufactures products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace as well as for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic area of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

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

As of December 30, 2001, the Company had currency exchange forward contracts totaling approximately $19.8 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia.

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

Other Matters

New Accounting Pronouncements and Other Standards

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on Issue 00-14, Accounting for Certain Sales Incentives. The standard addresses the income statement classification of certain selling costs. The standard became effective for the Company on December 31, 2001 (fiscal year 2002). The Company does not expect the standard to result in a material restatement of prior periods.

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements became effective December 31, 2001, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions. The impact on the Company's pre-tax earnings for 2002 from the non-amortization of goodwill will be approximately $10.6 million. In accordance with SFAS 142, the Company is currently evaluating goodwill for possible impairment.

The FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations on August 15, 2001 and Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets on October 3, 2001. For the Company, SFAS 143 becomes effective on December 30, 2002 and SFAS 144 became effective on December 31, 2001. The effects of these pronouncements on the Company's financial statements are currently being assessed.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into forward exchange contracts and purchases options denominated in foreign currency to hedge certain foreign currency exposure and minimize the effect of such fluctuations on reported earnings and cash flow. (See "Accounting for Foreign Currency Translation and Transactions" in the Summary of Significant Accounting Policies, Note 1; and "Financial Instruments and Risk Management", Note 13.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of fixed rate debt instruments. These debt instruments have a net fair value of $112.3 million and $87.9 million as of December 30, 2001 and December 31, 2000, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 30, 2001 would result in a $1.8 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 30, 2001 would result in a $1.7 million increase in the net market value of the liability.

The Company's $120 million subordinated debentures are also subject to equity price risk. The fair value of these debentures was a liability of $112.3 million and $87.9 million at December 30, 2001 and December 31, 2000, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 30, 2001, a 10% strengthening in the Company's common stock would result in a net increase in the fair value liability of $2.8 million, while a 10% weakening in the Company's common stock would result in a net decrease in the fair value liability of $2.5 million.

The Company's financial instruments subject to foreign currency exchange risk include the 244 million Euro term loan, the $100 million multi-currency revolving credit facility, and the 18.6 million Deutsche Mark and 5.3 million Deutsche Mark capital leases. At December 30, 2001, 149.0 million Euro (approximately $132.0 million) was outstanding under the term loan. The amount outstanding under the revolving credit facility was 2.23 billion Japanese Yen (approximately $17.0 million). The outstanding amounts under the capital leases were 17.8 million Deutsche Mark (approximately $8.1 million) and 3.9 million Deutsche Mark (approximately $1.8 million). The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 30, 2001, a 10% strengthening of the US dollar versus the Euro would result in a $12.9 million decrease in the liability of the term loan, revolving credit facility and capital leases, while a 10% weakening of the US dollar versus the Euro would result in a $15.8 million increase in the liability of the term loan, revolving credit facility, and capital leases. At December 30, 2001, a 10% strengthening of the US dollar versus the Japanese Yen would result in a $1.5 million decrease in the liability of the revolving credit facility, while a 10% weakening of the US dollar versus the Japanese Yen would result in a $1.9 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk are the Company's foreign currency forward exchange contracts and options which represent a net asset position of $0.02 million and $0.8 million at December 30, 2001 and December 31, 2000, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 30, 2001, a 10% strengthening of the US dollar versus other currencies would result in an increase of $0.3 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.3 million.

Foreign exchange forward and option contracts are used to hedge certain of the Company's firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. Presently, the only significant restrictions on the remittance of funds generated by the Company's operations outside the USA are in Argentina.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................34

Consolidated Balance Sheets as of December 30, 2001 and
   December 31, 2000................................................35-36

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 30, 2001.................37-38

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 30, 2001..............39

Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 30, 2001..............40

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 30, 2001.................41-42

Notes to Consolidated Financial Statements..........................43-70

Financial Statement Schedules
   Schedule II -Valuation and Qualifying Accounts......................77

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 22, 2002

                        CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS


                                             December 30,     December 31,
                                                 2001             2000
                                             ------------     ------------
ASSETS                                                (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 43,698          $ 28,121
  Accounts receivable, net of allowances
   of $12,182,000 and $12,427,000               145,768           176,479
  Inventories                                    91,510           122,267
  Other current assets                           23,309            35,620
  Deferred income taxes                           9,288             8,668
                                               --------          --------
  Total current assets                          313,573           371,155

REVENUE EQUIPMENT ON OPERATING LEASE, net         9,059            14,230
PROPERTY, PLANT, AND EQUIPMENT, net             102,613           123,417
GOODWILL, net                                   231,138           245,241
OTHER INTANGIBLES, net                           60,104            70,771
OTHER ASSETS                                     36,166            43,176
                                               --------          --------
TOTAL ASSETS                                   $752,653          $867,990
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 31,423          $ 38,070
  Accounts payable                               43,008            41,996
  Accrued compensation and
   related taxes                                 20,199            16,862
  Income taxes                                   12,934            30,793
  Unearned revenues                              22,964            22,339
  Restructuring reserve                          14,179            17,707
  Other current liabilities                      42,251            46,299
                                               --------          --------
  Total current liabilities                     186,958           214,066

LONG-TERM DEBT, LESS CURRENT MATURITIES         142,088           227,011
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
ACCRUED PENSIONS                                 44,851            48,142
OTHER LONG-TERM LIABILITIES                       9,230             9,811
DEFERRED INCOME TAXES                             8,508            10,734
MINORITY INTEREST                                   755               547
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   38,183,861 and 36,642,740                      3,818             3,664
  Additional capital                            252,342           234,407
  Retained earnings                             115,093           108,458
  Common stock in treasury, at cost,
   6,359,200 shares and 6,359,200 shares        (64,410)          (64,410)
  Accumulated other comprehensive loss          (66,580)          (44,440)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      240,263           237,679
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $752,653          $867,990
                                               ========          ========

       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                        2001          2000          1999
                                       ------        ------        ------
                                       (Thousands, except per share data)

Net revenues                          $658,535      $690,811      $373,062

Cost of revenues                       402,251       417,963       226,289
                                      --------      --------      --------
Gross profit                           256,284       272,848       146,773

Selling, general, and administrative
   expenses                            215,709       234,490       118,803

Other operating expenses                 7,066        10,551        11,796
                                      --------      --------      --------
Operating income                        33,509        27,807        16,174

Interest income                          2,742         4,257         5,495

Interest expense                        21,841        24,093         9,792

Other loss, net                           (694)       (2,524)       (1,670)
                                      --------      --------      --------
Earnings before income taxes            13,716         5,447        10,207

Income taxes                             6,857         3,115         2,915

Minority interest                         (224)          (78)          (34)
                                      --------      --------      --------
Earnings before extraordinary
   loss and cumulative
   effect of change in
   accounting principle                  6,635         2,254         7,258

Extraordinary loss on early
   extinguishment of debt (net of
   income tax benefit of $260)               -             -          (592)

Cumulative effect of change in
   accounting principle (net of
   income tax benefit of $2,703)             -        (5,020)            -

                                      --------      --------      --------
Net earnings/(loss)                   $  6,635      $ (2,766)     $  6,666
                                      ========      ========      ========

Earnings per share before
   extraordinary loss and
   cumulative effect of change in
   accounting  principle:
   Basic                              $    .21      $    .07      $    .24
                                      ========      ========      ========
   Diluted                            $    .21      $    .07      $    .24
                                      ========      ========      ========
Earnings per share before
   cumulative effect of change in
   accounting principle:
   Basic                              $    .21      $    .07      $    .22
                                      ========      ========      ========
   Diluted                            $    .21      $    .07      $    .22
                                      ========      ========      ========
Net earnings/(loss) per share:
   Basic                              $    .21      $   (.09)     $    .22
                                      ========      ========      ========
   Diluted                            $    .21      $   (.09)     $    .22
                                      ========      ========      ========

       See accompanying notes to consolidated financial statements.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Accumu-
                                      lated
                                                  Other
                              Addi-               Compre-
                      Common  tional    Retained  hensive   Treasury
                      Stock   Capital   Earnings   Loss      Stock     Total
                      ------  --------  --------  --------  --------  --------
                                          (Thousands)
Balance,
December 27,1998      $3,647  $233,180  $104,558  $(15,039) $(64,410) $261,936
(Common shares:
 issued 36,471,584
 reacquired, 6,359,200)
Net earnings                               6,666                         6,666
Exercise of stock
 options
 (51,000 shares)           5       437                                     442
Foreign currency
  translation
  adjustment                                       (13,249)            (13,249)
                      ------  --------  --------  --------  --------  --------
Balance,
December 26, 1999      3,652   233,617   111,224   (28,288)  (64,410)  255,795
(Common shares:
 issued 36,522,584;
 reacquired, 6,359,200)
Net loss                                  (2,766)                       (2,766)
Exercise of stock
 options
 (120,156 shares)         12       790                                     802
Foreign currency
 translation
 adjustment                                        (16,152)            (16,152)
                      ------  --------  --------  --------  --------  --------
Balance,
December 31, 2000      3,664   234,407   108,458   (44,440)  (64,410)  237,679
(Common shares:
 issued 36,642,740;
 reacquired, 6,359,200)
Net earnings                               6,635                         6,635
Exercise of stock
 options
 (1,541,121 shares)      154    17,935                                  18,089
Foreign currency
 translation
 adjustment                                        (22,140)            (22,140)
                      ------  --------  --------  --------  --------  --------
Balance,
December 30, 2001     $3,818  $252,342  $115,093  $(66,580) $(64,410) $240,263
(Common shares:       ======  ========  ========  ========  ========  ========
 issued 38,183,861
 reacquired, 6,359,200)

        See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   2001          2000          1999
                                  ------        ------        ------
                                              (Thousands)
Net earnings/(loss)              $  6,635      $ (2,766)    $  6,666

Foreign currency translation
  adjustment, net of tax          (22,140)      (16,152)     (13,249)
                                 --------      --------     --------
Comprehensive loss               $(15,505)     $(18,918)    $ (6,583)
                                 ========      ========     ========

    See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             2001         2000        1999
                                            ------       ------      ------
Cash flows from operating                             (Thousands)
 activities:
Net earnings/(loss)                        $ 6,635      $(2,766)   $  6,666
Adjustments to reconcile net earnings
 to net cash provided by/(used in)
 operating activities:
   Cumulative effect of change in
    accounting principle, net of tax             -        5,020           -
   Revenue equipment on operating
    lease                                     (740)       3,496      (4,781)
   Long-term customer contracts              1,202            -       6,547
   Depreciation and amortization            43,936       47,883      28,028
   Deferred taxes                           (1,016)       5,204      (3,120)
   Provision for losses on accounts
    receivable                               3,490        7,506       2,180
   Impairment of long-lived assets           7,467        7,110           -
   Restructuring and extraordinary
    charges                                 11,170        2,205      12,648
(Increase)/decrease in current assets,
 net of the effects of acquired
 companies:
   Accounts receivable                      15,983       (6,508)     15,174
   Inventories                              25,971      (25,914)     16,931
   Other current assets                      7,985      (17,881)      5,201
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                          1,155       (3,300)      9,347
   Accrued compensation and related
    taxes                                    3,592       (7,453)      2,015
   Income taxes                            (11,059)     (12,952)      1,804
   Unearned revenues                         1,402        3,354       1,541
   Restructuring reserve                   (14,000)     (16,925)          -
   Other current liabilities                  (437)      15,093     (12,645)
                                           -------      -------     -------
Net cash provided by operating
 activities                                102,736        3,172      87,536
                                           -------      -------     -------
Cash flows from investing activities:
Acquisition of property, plant, and
 equipment                                  (9,572)     (13,172)     (8,774)
Acquisitions, net of cash acquired         (13,486)     (15,774)   (239,792)
Other investing activities                   2,266        2,581      (2,325)
                                           -------      -------     -------
Net cash used in investing
 activities                                (20,792)     (26,365)   (250,891)
                                           -------      -------     -------

Cash flows from financing activities:
Proceeds from stock issuances               12,731         802          442
Proceeds of debt                             6,687       5,827      293,722
Payment of debt                            (84,051)    (40,528)     (77,240)
                                           -------     -------      -------
Net cash (used in)/provided by
 financing activities                      (64,633)    (33,899)     216,924
                                           -------     -------      -------
Effect of foreign currency rate
 fluctuations on cash and cash
 equivalents                                (1,734)     (2,505)      (1,785)
                                           -------     -------      -------
Net increase/(decrease) in cash and
 cash equivalents                           15,577     (59,597)      51,784

Cash and cash equivalents:
 Beginning of year                          28,121      87,718       35,934
                                           -------     -------      -------
 End of year                               $43,698    $ 28,121      $87,718
                                           =======     =======      =======

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
The Company is a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. The Company is a leading provider of radio frequency (RF) and electromagnetic (EM) electronic article surveillance (EAS) systems and tags, security source tagging, retail merchandising system (RMS), hand-held labeling systems (HLS), and barcode labeling systems (BCS). The Company's labeling systems and services are designed to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for barcode labeling systems include auto-ID, retail security, pricing, and promotional labels. The Company also markets closed-circuit television (CCTV) systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial growth since 1993, primarily through internal expansion and acquisitions, new product introductions, broadened and more direct distribution (particularly in international markets), and increased and more efficient manufacturing capabilities.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year
-----------
The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2001, 2000, and 1999 are for: the 52 weeks ended December 30, 2001, the 53 weeks ended December 31, 2000, and the 52 weeks ended December 26, 1999, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to the 2000 and 1999 financial statements and related footnotes to conform to the 2001 presentation.

Revenue Recognition
-------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The SAB summarized certain of the staffs views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

Revenue Equipment on Operating Lease
------------------------------------
The cost of the equipment leased to customers under operating leases is depreciated on a straight-line basis over the length of the contract, which is usually between three and five years.

Property, Plant, and Equipment
-----------------------------
Property, plant, and equipment is carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements and major renewals are capitalized. Depreciation generally is provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Buildings, equipment rented to customers, leasehold improvements, and leased equipment on capitalized leases use the following estimated useful lives of 27.5 years, three to five years, seven years, and five years, respectively. Machinery and equipment estimated useful lives range from five to ten years. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income.

Goodwill
--------
Goodwill is amortized over the estimated future periods to be benefited, ranging from 20 to 30 years. Accumulated amortization approximated $35,364,000 and $24,262,000 at December 30, 2001 and December 31, 2000, respectively. Amortization expense was $10,290,000, $9,513,000, and $4,045,000 for 2001, 2000,
and 1999, respectively. Refer to Note 21.

Other Intangibles
-----------------
Other intangibles at December 30, 2001 and December 31, 2000 consisted of the following:
                                   Amortizable
                                   Life (years)         2001           2000
                                   ------------        ------         ------
                                                    (Thousands)

Customer lists                              20        $ 23,380       $ 24,392
Trade name                                  30          21,406         22,762
Capitalized software                    3 to 5           7,976          7,558
Workforce                                   13          10,050         10,686
Patents, license agreements            5 to 14          26,576         26,912
Other                                   3 to 6           3,675          4,004
                                                      --------       --------
                                                        93,063         96,314
Less: accumulated amortization                         (32,959)       (25,543)
                                                      --------       --------
Total                                                 $ 60,104       $ 70,771
                                                      ========       ========

Amortization expense was $7,638,000, $9,053,000, and $2,251,000 for 2001, 2000,
and 1999, respectively. Other intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter).

Long-Lived Assets
-----------------
The Company reviews its long-lived assets, including goodwill and intangibles, for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on expected future cash flows (undiscounted), then the loss is recognized on the consolidated statements of operations. The amount of an impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. Refer to Note 21.

Deferred Financing Costs
------------------------
Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 30, 2001 and December 31, 2000 were $6,692,000 and $8,001,000, respectively. Amortization expense was $1,708,000, $1,221,000, and $361,000, for 2001, 2000, and 1999, respectively.

Research and Development Costs
------------------------------
Research and development costs, which are included in cost of revenues, are expensed as incurred, and approximated $8,665,000, $9,494,000, and $7,278,000, in 2001, 2000, and 1999, respectively.

Royalty Expense
---------------
Royalty expenses incurred approximated $4,010,000, $4,780,000, and $3,986,000, in 2001, 2000, and 1999, respectively, and are included in SG&A.

Income Taxes
------------
Income taxes are determined in accordance with SFAS No. 109. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is less likely than not.

Accounting for Foreign Currency Translation and Transactions
------------------------------------------------------------
The Company's balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Revenues, costs, and expenses of the Company's foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. In addition, gains or losses on long-term inter-company transactions are excluded from the net earnings/(loss) and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders' equity. All other foreign transaction gains and losses are included in net earnings/(loss).

The Company enters into certain foreign exchange forward and option contracts in order to hedge anticipated rate fluctuations in Europe, Canada, and Australia. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other loss, net on the Company's consolidated statements of operations.

Note 2. INVENTORIES

Inventories consist of the following:
                                                 2001              2000
                                                ------            ------
                                                       (Thousands)
   Raw materials                              $ 10,631          $ 10,921

   Work-in-process                               3,619             6,819

   Finished goods                               77,260           104,527
                                              --------          --------
   Total                                      $ 91,510          $122,267
                                              ========          ========


Note 3. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
         EQUIPMENT

The major classes are:
                                                 2001              2000
                                                ------            ------
                                                      (Thousands)
   Revenue equipment on operating lease
      Equipment rented to customers           $ 45,677          $ 48,579
      Accumulated depreciation                 (36,618)          (34,349)
                                              --------          --------
                                              $  9,059          $ 14,230
                                              ========          ========

   Property, plant, and equipment
      Land                                    $  8,706          $ 10,292
      Buildings                                 57,968            64,314
      Machinery & equipment                    178,588           188,430
      Leasehold improvements                     9,049             9,123
                                              --------          --------
                                               254,311           272,159

      Accumulated depreciation                (151,698)         (148,742)
                                              --------          --------
                                              $102,613          $123,417
                                              ========          ========


Depreciation expense on the Company's revenue equipment on operating lease and property, plant, and equipment was $26,300,000, $28,096,000, and $19,698,000, for 2001, 2000, and 1999, respectively.

Note 4. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 30, 2001 and at December 31, 2000 consisted of the following:

                                                 2001              2000
                                                ------            ------
                                                      (Thousands)
   Overdraft facilities and lines of
    credit with interest rates ranging
    from 1.38% to 5.50%                        $ 3,584           $ 5,241

   Current portion of long-term debt            27,839            32,829
                                               -------           -------
   Total short-term borrowings and
    current portion of long-term debt          $31,423           $38,070
                                               =======           =======

Note 5. LONG-TERM DEBT

Long-term debt at December 30, 2001 and December 31, 2000 consisted of the following:
                                                 2001              2000
                                                ------            ------
                                                      (Thousands)
   Six and one-half year EUR 244
    million variable interest rate
    collateralized term loan                  $132,037          $204,586
   Six and one-half year $25 million
    variable interest rate
    collateralized loan                          9,098            19,250
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility                             16,982            25,108
   Twenty two and one-half year
    DEM 18.6 million capital lease               8,050             8,738
   Eight and one-half year
    DEM 5.3 million capital lease                1,764             2,158
   Other capital leases with maturities
    through 2006                                 1,996                 -
                                              --------          --------
   Total                                       169,927           259,840
   Less current portion                        (27,839)          (32,829)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)       142,088           227,011
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $262,088          $347,011
                                              ========          ========

In connection with the acquisition of Meto AG, the Company entered into a new $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of twenty-one banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. On March 15, 2001, the $150 million revolving line of credit was reduced to $100 million. Interest on the new facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. At December 30, 2001, 149.0 million Euro (approximately $132.0 million) and $9.1 million were outstanding under the term loan. The outstanding borrowings under the revolving credit facility were 2.23 billion Japanese Yen (approximately $17.0 million).

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

On February 8, 2002, the Company secured an amendment to one of the financial covenants included in the credit facility, which allowed the Company to be in compliance with its covenants for the year ended December 30, 2001. Management believes that it will fulfill all covenant requirements, as defined in the amended credit facility, going forward.

In November 1995, the Company completed the private placement of $120,000,000 of convertible subordinated debentures (debentures) with an annual interest rate of 5.25%. The debentures are uncollateralized and subordinated to all senior indebtedness. The debentures are convertible into common stock, at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of common stock for each $1,000 principal amount of debentures), at any time prior to redemption or maturity. The debentures will mature on November 1, 2005, and are redeemable, in whole or in part, at the option of the Company. The net proceeds generated to the Company from this transaction approximated $116,000,000.

The aggregate maturities on all long-term debt (including current portion) are:

                                           (Thousands)

          2002                              $ 27,839
          2003                                27,854
          2004                                34,778
          2005                               161,117
          2006                                31,145
     Thereafter                                7,194
                                            --------
                Total                       $289,927
                                            ========

Note 6. STOCK OPTIONS

The Company's 1992 Stock Option Plan (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of common stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 30, 2001 total 10,805,859. At December 30, 2001, December 31, 2000, and December 26, 1999, a total of 1,194,141, 1,464,179, and 1,296,090 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISOs under the 1992 Plan expire not more than 10 years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 30, 2001 were issued pursuant to the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest as set forth below:

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

Options that were fully vested and exercisable totaled 2,510,877 as of December 30, 2001. Options that were outstanding but not yet vested or exercisable totaled 1,179,825 as of December 30, 2001.

The estimated weighted average fair value of options granted during 2001, 2000, and 1999 were $5,275,000, $1,133,000, and $3,546,000, respectively, on the date of the grant using the option pricing model and assumptions referred to below. The weighted average fair value per share of options granted during 2001, 2000, and 1999 was $5.40, $4.19, and $3.92, respectively.

The following schedules summarize stock option activity and status:

                                                NUMBER OF SHARES
                                       ----------------------------------
                                          2001        2000        1999
                                       ----------------------------------
Outstanding at beginning of year       4,940,038   5,228,284    4,782,765
Granted                                  977,000     270,500      905,500
Exercised                             (1,541,121)   (120,156)     (51,000)
Canceled                                (685,215)   (438,590)    (408,981)
                                       ---------    ---------   ---------
Outstanding at end of year             3,690,702   4,940,038    5,228,284
                                       =========   =========    =========
Exercisable at end of year             2,510,877   4,025,132    3,631,112
                                       =========   =========    =========

                                                WEIGHTED-AVERAGE PRICE
                                             ---------------------------
                                              2001      2000      1999
                                             ---------------------------
Outstanding at beginning of year             $13.01    $13.24    $14.27

Granted                                      $ 9.72    $ 8.29    $ 7.77

Exercised                                    $ 8.27    $ 6.67    $ 8.65

Canceled                                     $13.97    $14.59    $17.67
                                             ------    ------    ------
Outstanding at end of year                   $13.94    $13.01    $13.24
                                             ======    ======    ======
Exercisable at end of year                   $16.10    $14.09    $14.68
                                             ======    ======    ======

Following is a summary of stock options outstanding as of December 30, 2001:


                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------------------------------------------------------------
                              Weighted
                 Number       Average       Weighted   Number       Weighted
                 Outstanding  Remaining     Average    Exercisable  Average
Range of         As of        Contractual   Exercise   As of        Exercise
Exercise Price   12/30/01     Life          Price      12/30/01     Price
----------------------------------------------------------------------------
$ 4.06 - $ 9.68  1,588,291       8.59       $ 8.80       433,466    $ 7.58
$ 9.78 - $15.50  1,187,211       5.72       $12.93     1,165,211    $12.95
$15.78 - $24.75    455,700       5.46       $19.91       452,700    $19.94
$28.38 - $28.38    459,500       4.85       $28.38       459,500    $28.38
----------------------------------------------------------------------------
$ 4.06 - $28.38  3,690,702       6.81       $13.94     2,510,877    $16.10

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

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts as follows:

                                      2001        2000         1999
                                     ------      ------       ------
                                              (Thousands)
Net earnings/(loss)
           As reported              $ 6,635     $(2,766)      $6,666
           Pro forma                $ 4,121     $(5,272)      $3,595

Diluted earnings/(loss) per share
           As reported              $   .21     $  (.09)      $  .22
           Pro forma                $   .13     $  (.17)      $  .12


The following assumptions were used in estimating fair value of stock options:

                                       2001        2000        1999
                                      ------      ------      ------
     Dividend yields                   None        None        None
     Expected volatility               .562        .508        .487
     Risk-free interest rates           4.5%        6.1%        6.1%
     Expected life (in years)           3.8         3.2         3.1

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2001, 2000, and 1999, respectively, included payments for interest of $20,603,000, $24,184,000, and $9,674,000, and income taxes of $17,841,000, $15,057,000, and $2,950,000.

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

Note 9. STOCK REPURCHASE

There have been no stock repurchases since 1998. Furthermore, certain restrictions exist under the terms of the senior secured facility, which prohibit the repurchase of the Company's stock.

Note 10. EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statements of Financial Accounting Standards (SFAS) No. 128, Earnings per share, adopted in the fourth quarter of 1997.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                       -------------------------------------
                                          2001          2000          1999
                                       -------------------------------------
                                         (Thousands, except per share data)
Basic earnings/(loss) per share:
Earnings before extraordinary loss
  and cumulative effect of
  change in accounting principle        $ 6,635        $ 2,254       $ 7,258

Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -              -          (592)
                                        -------        -------       -------
Earnings before cumulative effect of
  change in accounting principle          6,635         (2,254)        6,666

Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)               -         (5,020)            -
                                        -------        -------       -------
Net earnings/(loss)                     $ 6,635        $(2,766)      $ 6,666
                                        =======        =======       =======
Weighted average common stock
  outstanding                            31,230         30,219        30,146
                                        =======        =======       =======
Basic earnings per share before
  extraordinary loss and
  cumulative effect of change in
  accounting principle                      .21            .07           .24

Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -              -          (.02)
                                        -------        -------       -------
Basic earnings per share before
  cumulative effect of change in
  accounting principle                  $   .21        $   .07       $   .22

Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)               -           (.16)            -
                                        -------        -------       -------
Basic earnings/(loss) per share         $   .21        $  (.09)      $   .22
                                        =======        =======       =======

Diluted earnings/(loss) per share:
Earnings before extraordinary loss
  and cumulative effect of change
  in accounting principle               $ 6,635        $ 2,254       $ 7,258

Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -              -          (592)
                                        -------        -------       -------
Earnings before extraordinary loss        6,635          2,254         6,666

Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)               -         (5,020)            -
                                        -------        -------       -------
Net earnings/(loss)                     $ 6,635        $(2,766)      $ 6,666
                                        =======        =======       =======

Weighted average common stock
  outstanding                            31,230         30,219        30,146

Additional common shares resulting
  from stock options                        506            405           382
                                        -------        -------       -------
Weighted average common stock
  and dilutive stock
  outstanding (1)                        31,736         30,624        30,528
                                        =======        =======       =======
Diluted earnings per share before
  extraordinary loss and cumulative
  effect of change in
  accounting principle                  $   .21        $   .07       $   .24

Extraordinary loss on early
  extinguishment of debt (net of
  income tax benefit of $260)                 -              -          (.02)
                                        -------        -------       -------
Diluted earnings per share before
  cumulative effect of change in
  accounting principle                      .21            .07           .24

Cumulative effect of change in
  accounting principle (net of
  income tax benefit of $2,703)               -           (.16)            -
                                        -------        -------       -------
Diluted earnings/(loss) per share       $   .21        $  (.09)      $   .22
                                        =======        =======       =======

  (1) Conversion of the subordinated debentures for 2001, 2000, and 1999 are not included in the above calculation as they are anti-dilutive.

Note 11. INCOME TAXES

The domestic and foreign components of earnings/(losses) before income taxes are:
                                          2001          2000          1999
                                         ------        ------        ------
                                                    (Thousands)
Domestic                               $ (4,874)      $ 2,680      $ 19,009

Foreign                                  18,590         2,767        (8,802)
                                        -------       -------       -------
Total                                  $ 13,716       $ 5,447      $ 10,207
                                        =======       =======       =======

The domestic component includes the earnings of the Company's operations in Puerto Rico.

The related provisions/(benefits) for income taxes consist of:

                                          2001          2000         1999
                                         ------        ------       ------
Currently Payable                                   (Thousands)
    Federal                            $   (505)      $   155      $ 3,531
    State                                   248           721          300
    Puerto Rico                             156           273          554
    Foreign                               7,974           604        1,650
Deferred
    Federal                              (1,031)       (2,311)         927
    State                                     -          (263)           -
    Puerto Rico                               -            87          137
    Foreign                                  15         3,849       (4,184)
                                        -------       -------       ------
Total Provision                         $ 6,857       $ 3,115      $ 2,915
                                        =======       =======      =======

Deferred tax assets/liabilities at December 30, 2001 and December 31, 2000 consist of:

                                          2001             2000
                                         ------           ------
                                               (Thousands)

Inventory                               $ 2,540         $  2,775
Accounts receivable                       2,436            2,855
Net operating loss carryforwards         30,652           39,129
Restructuring                             3,081            2,361
Pension                                   3,523            4,700
Warranty                                    434              480
Other                                       488              197
Valuation allowance                     (16,258)         (24,887)
                                        -------          -------
Deferred tax assets                      26,896           27,610
                                        -------          -------
Depreciation                              1,383            1,183
Intangibles                              24,456           26,080
Deferred revenue                             91             (418)
Other                                       184            2,831
                                        -------          -------
Deferred tax liabilities                 26,114           29,676
                                        -------          -------
Net deferred tax asset/
(liability)                             $   782         $( 2,066)
                                        =======          =======

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code and substantially exempt from Puerto Rico income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 2001, 2000, and 1999, a full provision was made for tollgate taxes. The Company has not provided for tollgate taxes on approximately $37,000,000 of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The net operating loss carryforwards as of December 30, 2001 in the amount of $95,526,000 include $21,875,000 of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of the pre-acquisition loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 2001, foreign tax losses decreased $23,545,000 due to loss expiration and revaluations. A valuation allowance had been recorded against $22,647,000 of these losses. In 2001, a valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized.

Of the total foreign net operating loss carryforwards available, $16,188,000 expire beginning January 2002 through December 2010, and the remaining portion may be carried forward indefinitely.

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

                                              2001        2000        1999
                                             ------      ------      ------
                                                      (Thousands)

Tax Provision at the statutory federal
 income tax rate                             $4,801      $1,907      $3,572

Tax exempt earnings of subsidiary in
 Puerto Rico                                   (683)     (1,740)     (2,746)

Non-deductible goodwill                       3,602       3,842       1,306

Non-deductible meals and entertainment          226         265         200

State and local income taxes, net
 of federal benefit                             296         245         612

Benefit of foreign sales corporation           (170)       (571)       (414)

Foreign losses with no benefit                1,720         391       1,629

Foreign loss carryforwards utilized          (2,691)          -      (1,741)

Foreign rate differentials                      479        (749)        497

Other                                          (723)       (475)          -
                                             ------      ------      ------
Tax provision at the effective tax rate     $ 6,857      $3,115      $2,915
                                             ======      ======      ======

The effective tax rate related to the cumulative effect of the change in accounting principle approximates the statutory rate.

Note 12. EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches in cash 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. The Company's contributions under the plans approximated $1,160,000, $999,000, and $672,000, in 2001, 2000, and
1999, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the USA, may contribute up to $80 per week to a trust for the purchase of the Company's common stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $193,000, $179,000, and $176,000, in 2001, 2000, and 1999, respectively.

Under the Company's 2001 Corporate Bonus Plan, as approved by the Board of Directors, employees of the Company have a targeted bonus percentage based on earnings per share. In 2001, 2000, and 1999, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided under the Corporate Bonus Plan.

The Company maintains several defined benefit pension plans, principally in Europe. The plans covered approximately 20% of the total workforce at December 30, 2001. The benefits accrue according to the length of service, age, and remuneration of the employee. The table below sets forth the funded status of the Company's plans and amounts recognized in the accompanying balance sheets.

                                                    December 30,    December 31,
                                                       2001            2000
                                                    -----------     -----------
                                                            (Thousands)

Change in benefit obligation
Net benefit obligation at the beginning of year       $47,495         $49,380
Service cost                                            1,121           1,325
Interest cost                                           2,648           2,701
Net amortization and deferrals                          1,027             (14)
Actuarial (gain)                                         (991)           (538)
Gross benefits paid                                    (2,441)         (1,885)
Foreign currency exchange rate changes                 (2,841)         (3,474)
                                                      -------         -------
Net benefit obligation at end of year                  46,018          47,495
                                                      -------         -------
Change in plan assets
Fair value of plan assets at beginning of year             69              71
Employer contributions                                  2,441           1,885
Gross benefits paid                                    (2,441)         (1,885)
Foreign currency exchange rate changes                     (1)             (2)
                                                      -------         -------
Fair value of plan assets at end of year                   68              69
                                                      -------         -------
Funded status at end of year                           45,950          47,426
Unrecognized net actuarial (loss)/gain                 (1,099)            716
                                                      -------         -------
Accrued pensions                                      $44,851         $48,142
                                                      =======         =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $46,018,000, $39,438,000, and $68,000, respectively, as of December 30, 2001, and $47,495,000, $42,499,000, and $69,000, respectively as of December 31, 2000.

The pension plans included the following net cost components :

                                                        2001            2000
                                                       ------          ------
                                                            (Thousands)

Service cost                                           $1,121          $1,325
Interest cost                                           2,648           2,701
Net amortization and deferrals                          1,027             (14)
                                                       ------          ------
Total pension expense                                  $4,796          $4,012
                                                       ======          ======

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                                              December 30,        December 31,
                                                  2001                2000
                                              ------------        ------------
Discount rate                                     6.00%               6.25%
Expected rate of return on plan assets            6.00%               6.25%
Expected rate of increase in future
  compensation levels                             3.00%               3.25%

Note 13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, did not materially impact results from operations. The major market risk exposures to the Company are movements in foreign currency exchange and interest rates. The Company's policy generally is to hedge major foreign currency exposures through foreign exchange forward contracts. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure as a result of non-financial instrument anticipated foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table below. All listed items described are non-trading and are stated in US dollars.

Notional Amounts of Derivatives
-------------------------------
The notional amounts of derivatives are not a complete measure of the Company's exposure to foreign exchange fluctuation. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the US dollar from its foreign sales subsidiaries. The term of the currency exchange forward contracts is rarely more than one year. The Company also entered into a range forward option in Euros which provides the Company with limited protection against exchange rate volatility for converting Euros into US dollars. Unrealized and realized gains and losses on these contracts and options are included in other loss, net. Notional amounts of currency exchange forward contracts outstanding at December 30, 2001 were $19,785,000, with various maturity dates ranging through the end of 2002. At December 31, 2000, the notional amounts of currency exchange forward contracts outstanding were $49,760,000. Counterparties to these contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated.

Aggregate foreign currency transaction losses in 2001, 2000, and 1999, were $694,000, $2,524,000, and $1,670,000, respectively, and are included in other loss, net on the consolidated statements of operations.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts or options at December 30, 2001.

Interest Rate Risk Management
-----------------------------
In connection with the Company's floating rate debt under the senior collateralized multi-currency credit facility, the Company purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 30, 2001 and December 31, 2000:

                                      2001                        2000
                               -------------------         ------------------
                               Carrying     Fair           Carrying     Fair
                                Value       Value           Value       Value
                               --------     -----          --------     -----
                                                (Thousands)
Long-term debt (including
 current maturities and
 excluding capital
 leases)(1)                   $(158,117)  $(158,117)      $(248,943) $(248,943)

Subordinated debentures (1)    (120,000)   (112,320)       (120,000)   (87,888)
Currency exchange
 forward contracts
 and options (2)                     25          25             757        757


  (1) The carrying amounts are reported on the balance sheet under the indicated captions.

  (2) The carrying amounts represent the net unrealized gain associated with the contracts and options at the end of the period. Such amounts are included in Other Current Liabilities.

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

Convertible subordinated debentures are carried at the original offering price, less any payments of principal. The debentures are unsecured, subordinated to all senior indebtedness, and convertible at any time into shares of the Company's common stock. The debentures will mature on November 1, 2005, and are redeemable, in whole or in part, at the option of the Company on or after November 1, 1998. In order to estimate the fair value of these debentures, the Company used currently quoted market prices.

Note 14. PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

In 2001, the Company recorded restructuring charges totaling $18.6 million related to the consolidation of some of its US and Caribbean manufacturing facilities and the rationalization of certain under-performing sales offices. Included in the charges are severance costs for approximately 347 employees ($9.7 million), lease termination costs for three manufacturing facilities and two warehouses ($1.4 million), and an asset impairment charge ($7.5 million). The impairment charge consists of $5.0 million of manufacturing equipment abandoned due to the rationalization of operations, a further $2.0 million write-down of the manufacturing facility in Japan, and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. The book values of the assets prior to write-down were $5.0 million, $5.7 million, and $0.4 million, respectively. As of December 30, 2001, 127 of the 347 planned employee terminations had occurred. The Company expects these actions to be completed by the end of 2002.

During 2000, the restructuring accrual established in 1999 in connection with the Company's acquisition of Meto was updated for additional severance costs for approximately 90 employees ($1.8 million) and lease termination costs for one office/warehouse facility ($0.4 million). In addition, the Company recorded an asset impairment charge of $7.2 million relating to the realignment of its manufacturing processes. This impairment charge is comprised of a $3.7 million charge relating to the consolidation of the Company's manufacturing facilities in Japan and a $3.5 million charge related to equipment abandoned in the fourth quarter 2000 in connection with rationalizing manufacturing operations in the Caribbean. The book values of the assets prior to write-down were $10.4 million and $3.8 million respectively. The charge recorded in connection with consolidating manufacturing facilities in Japan was determined on a "held for use" basis until manufacturing operations cease (estimated to occur in the first half of 2003) at which time the facility will be held for disposal. An additional $5.0 million of severance costs for approximately 72 employees and $0.4 million of additional lease termination costs relating to the acquired company were recorded as an increase to goodwill in connection with the completion of the Meto restructuring plan. As of December 30, 2001, all of the planned actions had been completed with the exception of Japan, where 14 planned employee terminations had not taken place and the building was still occupied.

In 1999, a restructuring accrual was established for costs related to the acquisition of Meto AG. A portion of these costs resulted in a before-tax charge of $10.9 million largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million), and asset impairments ($4.5 million). The charge for asset impairments relates to leasehold improvements ($1.0 million) on abandoned facilities and related computer hardware and software ($1.0 million), as well as previously acquired goodwill ($2.5 million). The book values of the assets prior to write-down were $1.0 million, $1.0 million, and $2.5 million, respectively. An additional $20.7 million associated with severance (for approximately 289 employees) and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in the support services, including selling, technical and administrative staff functions. As of December 30, 2001, all of the planned actions had been completed.

In the fourth quarter of 2001, the Company released $1.4 million of restructuring accrual related to the 1999 and 2000 provisions, of which $1.2 million was recorded as a reduction in goodwill arising from the Meto acquisition and $0.2 million was credited to earnings.

Termination benefits are being paid out over a period of one to 24 months after termination.

Restructuring accrual activity was as follows:
                                                                Cash
                   Accrual                                    Payments
                     at                   Charge   Increase/   (and     Accrual
                   Begin-     Charged    reversed (Decrease)  Exchange    at
                    ning of     to          to        in        Rate     End of
                    Year      Earnings   Earnings  Goodwill   Changes)    Year
                   --------   --------   --------  --------   -------   -------
                                          (Thousands)
1999
Severance and
 other employee
 related charges    $     -   $ 3,097     $     -   $17,642   $     -   $20,739
Lease termination
 costs                    -     3,248           -     3,060         -     6,308
                    -------   -------     -------   -------   -------   -------
                    $     -   $ 6,345     $     -   $20,702   $     -   $27,047
                    =======   =======     =======   =======   =======   =======

2000
Severance and
 other employee
 related charges    $20,739   $ 1,766     $     -   $ 5,014  $(15,763)  $11,756
Lease termination
 costs                6,308       439           -       366    (1,162)    5,951
                    -------   -------     -------   -------   -------   -------
                    $27,047   $ 2,205(1)  $     -   $ 5,380  $(16,925)  $17,707
                    =======   =======     =======   =======   =======   =======

2001
Severance and
 other employee
 related charges    $11,756   $ 9,789     $ (136)   $(1,163) $(11,688)  $ 8,558
Lease termination
 costs                5,951     1,381        (71)         -    (1,640)    5,621
                    -------   -------     -------   -------   -------   -------
                    $17,707   $11,170(2)  $ (207)   $(1,163) $(13,328)  $14,179
                    =======   =======     =======   =======   =======   =======

  (1) $0.9 million is included in cost of revenues and $1.3 million in other operating expenses.
  (2) $4.3 million is included in cost of revenues and $6.9 million in other operating expenses.

Note 15. OTHER OPERATING EXPENSES

Other operating expenses is comprised of the following amounts:

                                              2001         2000        1999
                                              ----         ----        ----
                                                       (Thousands)

Restructuring costs                         $ 6,868      $ 1,263     $ 6,345
Integration costs                                 -        9,288         904
Asset impairments                               405            -       4,547
Restructuring charge reversal                  (207)           -           -
                                            -------      -------      ------
                                            $ 7,066      $10,551     $11,796
                                            =======      =======      ======

Integration costs consist primarily of external consulting, legal, and marketing costs incurred in connection with integrating Meto/Checkpoint operations. Integration costs were charged to expense as incurred. Restructuring and asset impairment costs and the restructuring charge reversal are discussed in Note 14.

In addition to the charges indicated above, cost of revenues in 2001 includes $4.3 million for restructuring and $7.1 million for asset impairments. In 2000, cost of revenues includes charges for restructuring, integration, and asset impairments of $0.9 million, $0.9 million, and $7.2 million, respectively. These charges were recorded in connection with the consolidation and rationalization of the Company's manufacturing operations.

Note 16. COMMITMENTS AND CONTINGENCIES

The Company leases certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $13,201,000, $13,748,000, and $5,619,000, in 2001, 2000, and 1999, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 30, 2001 are: $11,007,000 (2002); $8,240,000 (2003);
$6,114,000 (2004); $5,120,000 (2005); $4,740,000 (2006) and $8,013,000
thereafter.

The Company is renting its German laminating facility to Raflatac Produktions GmbH. In connection with the rental agreement, the Company has agreed to purchase a certain volume of paper, which equates to approximately 50% of its current annual worldwide paper consumption. The purchases were approximately $15.2 million in 2001 and $15.5 million in 2000. The supply agreement, which remains in place until terminated by either party, provides for a termination fee of 4.0 million Deutsche Mark (approximately $1.8 million) prior to 2009 and
1.5 million Deutsche Mark (approximately $0.7 million) after 2009 to be paid by the terminating party.

On October 1, 1995, the Company acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. (ADL) for $1.9 million plus a royalty of 1% to 1.5% of future RF-EAS products sold through 2008.

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraph. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations or financial condition.

The Company is a defendant in a Civil Action No. 99-CV-577, served February 10, 1999, in the United States District Court for the Eastern District of Pennsylvania filed by Plaintiff, ID Security Systems Canada Inc. The suit alleges a variety of antitrust claims; claims related to unfair competition, interference with a contract, and related matters. Plaintiff seeks damages of up to $90 million, before trebling, if an antitrust violation were to be determined. This matter is scheduled for a jury trial commencing April 22, 2002. Management is of the opinion that the claims are baseless both in fact and in law, and intends to vigorously defend the suit. If, however, the final outcome of this litigation results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations or financial condition.

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

On January 9, 2001, the Company acquired A.W. Printing, Inc., a leading provider of high quality tags, labels and packaging products for the apparel industry. The acquisition was a cash transaction valued at approximately $13 million. Due to the size and timing of the acquisition, pro forma information is not provided as it is insignificant.

On December 10, 1999, the Company consummated its acquisition of 98.57% of the outstanding shares of Meto AG pursuant to a cash tender offer. In fiscal year 2000, the Company increased its ownership to 100%. The aggregate purchase price for the shares acquired was $263.9 million, plus transaction costs of $5.3 million. The financial statements reflect the allocations of the purchase price based on fair values at the date of acquisition. The allocation resulted in a step up of fixed assets of $19.9 million, other intangibles of $66.7 million, which are being amortized on a straight-line basis over periods of 5 to 30 years, and acquired goodwill of $202.0 million, which is being amortized on a straight-line basis over 30 years.

In conjunction with the acquisition, the aggregate fair value of assets acquired, cash paid, and direct costs incurred, and liabilities are shown below. The amounts reflect the acquisition of the remaining outstanding shares and the final allocation.

     Fair value of assets acquired                   $491,004,000
     Cash paid and direct costs incurred
      for the capital stock                           269,202,000
                                                     ------------
     Liabilities assumed                             $221,802,000
                                                     ============

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Meto had taken place at the beginning of 1999.

                                                         1999
                                                        ------
                                          (Thousands, except per share data)

Net revenues (1)                                       $739,043
Net loss                                               $ (7,612)
Diluted loss per share                                 $   (.25)

         (1) Amounts have been reclassified to conform with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

The 1999 pro forma results of operations are for comparative purposes only and reflect increased amortization, interest expense, and restructuring costs resulting from the acquisition described above, but do not include any potential cost savings from combining the acquired businesses with the Company's operations.

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in three reportable business segments consisting of:
   (i) Security - includes electronic article surveillance (EAS) systems, access control systems and closed-circuit television (CCTV) systems, and fire and intrusion systems.
  (ii) Labeling Services - includes barcoding (BCS) systems, service bureau (CheckNet), and radio frequency identification (RFID) systems.
 (iii) Retail Merchandising - includes hand-held labeling (HLS) systems and retail merchandising (RMS) systems.
  With the recent acquisition of Meto AG, the Company has revised its segments to reflect the combined company. As a result, the Company has reclassified the prior period segment information to conform with the current period presentation. The information set forth below is that viewed by the chief operating decision maker:

(A) Business Segments
                                           2001          2000          1999
                                          ------        ------        ------
                                                     (Thousands)
Business segment net revenue:
   Security                              $391,867      $419,696      $362,097
   Labeling Services                      139,654       138,396         5,310
   Retail Merchandising                   127,014       132,719         5,655
                                         --------      --------      --------
Total                                    $658,535      $690,811      $373,062(5)
                                         --------      --------      --------

Business segment gross profit:
   Security                              $151,188(1)   $165,363(4)   $145,443
   Labeling Services                       37,077(2)     40,377          (359)
   Retail Merchandising                    68,019(3)     67,108         1,689
                                         --------      --------      --------
Total                                    $256,284      $272,848      $146,773
                                         --------      --------      --------

Business segment total assets:
   Security                              $614,390      $701,710      $792,835
   Labeling Services                       74,731        82,335        79,227
   Retail Merchandising                    63,532        83,945        72,811
                                         --------      --------      --------
Total                                    $752,653      $867,990      $944,873
                                         --------      --------      --------

  (1) Includes a $7.8 million pre-tax restructuring charge.
  (2) Includes a $2.8 million pre-tax restructuring charge.
  (3) Includes a $0.8 million pre-tax restructuring charge.
  (4) Includes $9.0 million in pre-tax restructuring, integration and impairment charges and a pre-tax inventory write-off of $3.7 million. See note 15.
  (5) Amounts have been reclassified to conform with Emerging Issues Task Force
      (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs.

(B) Geographic Information

Operating results are prepared on a "customer basis", meaning that net revenues and profit (loss) from operations are included in the geographic area where the customer is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the USA to an unaffiliated customer in Europe is reported as a European sale. Inter-area sales between the Company's locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of the Company's products imported from other geographic areas.

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2001, 2000, and 1999.

                          United                   Inter-
                        States and                national     Asia
                        Puerto Rico    Europe     Americas    Pacific     Total
                        -----------    ------     --------    -------     -----
                                            (Thousands)
   2001
Net revenues from
 unaffiliated customers   $228,207    $345,380    $ 32,500   $ 52,448   $658,535
Gross profit              $ 81,099(1) $148,448(2) $ 10,814   $ 15,923(3)$256,284
Long-lived assets         $ 68,170    $309,650    $ 11,802   $ 19,975   $409,597


   2000
Net revenues from
 unaffiliated customers   $230,451    $353,805    $ 49,465   $ 57,090   $690,811
Gross profit              $102,985(4) $134,650(5) $ 16,347(6)$ 18,866(7)$272,848
Long-lived assets         $ 87,835    $334,159    $ 11,854   $ 34,624   $468,472

   1999
Net revenues from
 unaffiliated customers(8)$179,057    $125,126    $ 39,931   $ 28,948   $373,062
Gross profit              $ 59,214    $ 58,544    $ 20,041   $  8,974   $146,773
Long-lived assets         $ 88,034    $342,701    $ 12,046   $ 42,811   $485,592


  (1) Includes a $3.2 million pre-tax restructuring charge.
  (2) Includes a $0.5 million pre-tax restructuring charge.
  (3) Includes a $7.7 million pre-tax restructuring charge.
  (4) Includes $4.1 million in pre-tax restructuring and impairment charges. See note 15.
  (5) Includes a $0.9 million pre-tax integration charge and a $2.6 million pre-tax inventory write-off. See note 15.
  (6) Includes a $1.1 million pre-tax inventory write-off. See note 15.
  (7) Includes a $4.0 million pre-tax restructuring charge and impairment charges. See note 15.
  (8) 1999 amounts have been reclassified to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Note 20. MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. The Company's consolidated balance sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings/(losses) therefrom have been reflected as minority interest on the Company's consolidated balance sheets and consolidated statements of operations, respectively.

Note 21. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

The Emerging Issues Task Force (EITF) of the FASB reached consensus in 2000 on Issue 00-14, Accounting for Certain Sales Incentives. The standard addresses the income statement classification of certain selling costs. The standard became effective for the Company on December 31, 2001 (fiscal year 2002). The Company does not expect the standard to result in a material restatement of prior periods.

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. For the Company, these statements became effective December 31, 2001, although business combinations initiated after July 1, 2001 are subject to the non-amortization and purchase accounting provisions. The impact on the Company's pre-tax earnings for 2002 from the non-amortization of goodwill will be approximately $10.6 million. In accordance with SFAS 142, the Company is currently evaluating goodwill for possible impairment.

The FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations on August 15, 2001 and Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets on October 3, 2001. For the Company, SFAS 143 becomes effective on December 30, 2002, and SFAS 144 became effective on December 31, 2001. The effects of these pronouncements on the Company's financial statements are currently being assessed.

SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                                       ----------------------
                     First       Second      Third      Fourth        Year
                     -----       ------      -----      ------        ----
                              (Thousands, except per share data)
2001
----
Net revenues       $163,728     $162,182    $155,322   $177,303     $658,535
Gross profit       $ 67,145     $ 66,324    $ 62,762   $ 60,053(1)  $256,284
Earnings/(loss)
 before cumulative
 effect of change
 in accounting
 principle         $  3,553     $  6,179    $  4,361   $ (7,458)(2) $  6,635
Net earnings/
 (loss)            $  3,553     $  6,179    $  4,361   $ (7,458)    $  6,635
Earnings/(loss)
 per share before
 cumulative effect
 of change in
 accounting
 principle (3)
  Basic            $    .12     $    .20    $    .14   $   (.24)    $    .21
  Diluted          $    .12     $    .19    $    .14   $   (.24)    $    .21

Net earnings/(loss)
 per share: (3)
  Basic            $    .12     $    .20    $    .14   $   (.24)    $    .21
  Diluted          $    .12     $    .19    $    .14   $   (.24)    $    .21

2000
----
Net revenues (4)   $163,424     $167,891    $171,225   $188,271     $690,811
Gross profit       $ 66,005     $ 69,640    $ 71,583   $ 65,620(5)  $272,848
 (Loss)/earnings
 before cumulative
 effect of change
 in accounting
 principle         $( 1,622) (6)$  1,934(7) $ 5,208(8) $ (3,266)(9) $  2,254
Net(loss)/
 earnings          $ (6,642)(10)$  1,934    $ 5,208    $ (3,266)    $ (2,766)
(Loss)/earnings
 per share before
 cumulative effect
 of change in
 accounting
 principle (3)
  Basic            $   (.05)    $    .06    $    .17   $   (.11)    $    .07
  Diluted          $   (.05)    $    .06    $    .17   $   (.11)    $    .07

Net (loss)/earnings
 per share: (3)
  Basic            $   (.22)    $    .06    $    .17   $   (.11)    $   (.09)
  Diluted          $   (.22)    $    .06    $    .17   $   (.11)    $   (.09)

  (1) Includes a $4.3 million pre-tax restructuring charge, and a $7.1 million pre-tax asset impairment.
  (2) Includes a $8.2 million restructuring charge (net of tax), a $5.3 million asset impairment (net of tax), and a restructuring charge reversal of $0.1 million (net of tax).
  (3) Quarterly earnings per share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.
  (4) Amounts have been reclassified to conform with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.
  (5) Includes a $0.9 million pre-tax restructuring charge, a $0.9 million pre-tax integration charge, a $7.2 million pre-tax asset impairment and a pre-tax inventory write-off of $3.7 million.
  (6)  Includes a $1.6 million pre-tax integration charge.
  (7)  Includes a $4.0 million pre-tax integration charge.
  (8)  Includes a $3.1 million pre-tax integration charge.
  (9) Includes a $1.3 million pre-tax restructuring charge, a $0.6 million pre-tax integration charge, and a $5.1 million pre-tax customer-based receivables write-off.
 (10) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.


                                   PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 2, 2002, which management expects to file with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

Note that the sections of the Company's Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph", pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FOR 8-K

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

       Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.
       Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.
       Exhibit 4.1     Rights Agreement by and between Registrant and
                       American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to
                       Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
       Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December 13, 1995.
       Exhibit 4.3 First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 4.4     Second Supplemental Indenture dated
                       07/31/01 amending the First Supplemental
                       Indenture dated as of February 27, 1998
                       (amending Indenture dated as of October 24,
                       1995) is hereby incorporated by reference to
                       Exhibit 4.4 to Registrants From 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 10.1    2001 Bonus Plan.
       Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998
       Exhibit 10.3 Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item
                       (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
       Exhibit 10.4 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.
       Exhibit 10.5 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as

                       Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.
       Exhibit 10.6 Employment Agreement with Michael E. Smith is incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.7    First Amendment to Employment Agreement with
                       Michael E. Smith is incorporated by reference to Item 6(a), Exhibit 10(iii)A of the
                       Registrants Form 10-Q  filed on
                       November 14, 2001
       Exhibit 10.8    Second Amendment to Employment Agreement with
                       Michael E. Smith is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.9    Third Amendment to Employment Agreement with
                       Michael E. Smith is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.10   Employment Agreement with William J. Reilly, Jr.
                       is incorporated by reference to Item 6(a),
                       Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.11   First Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.12   Second Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.13   Third Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.14   Employment Agreement with W. Craig Burns is
                       Incorporated by reference to Item 6(a), Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.15   First Amendment to Employment Agreement with
                       W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.16   Employment Agreement with Neil D. Austin is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.17   Employment Agreement with Arthur W. Todd is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001

       Exhibit 12      Ratio of Earnings to Fixed Charges
       Exhibit 21      Subsidiaries of the Registrant.
       Exhibit 23      Consent of Independent Accountants.
       Exhibit 24      Power of Attorney, contained in signature page.


(b) Reports on Form 8-K

The Registrant filed has not filed any reports on Form 8-K during the fiscal year ended December 30, 2001.

                            CHECKPOINT SYSTEMS, INC.

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

Year     Balance     Additions    Charged     Deductions    Balance
           at         through     to Costs                  at End
        Beginning     Acqui-        and                       of
         of Year      sition      Expenses                   Year
----    ---------    ---------    --------    ----------    -------
                            (Thousands)

Allowance For Doubtful Accounts

2001      $12,427       $    -      $3,490      $(3,735)     $12,182
          -------       ------      ------       ------      -------
2000      $10,479       $    -      $7,506      $(5,558)     $12,427
          -------       ------      ------       ------      -------
1999      $ 5,556       $4,539      $2,180      $(1,796)     $10,479
          -------       ------      ------       ------      -------



Year     Balance    Additions   Allowance   Release of   Release of   Balance
           at        through    Recorded    Allowance    Allowance    at End
        Beginning    Acqui-     on Current  on Losses    on Losses      of
           of        sition        Year     Utilized     Expired or    Year
          Year                    Losses                  Revalued
----    ---------   ---------   ----------  ---------    ----------   -------
                                (Thousands)

Valuation Allowance

2001      $24,887      $    -      $1,720     $(2,691)    $(7,658)    $16,258
          -------      ------      ------     -------     -------     -------
2000      $19,717      $5,639      $  391     $     -     $  (860)    $24,887
          -------      ------      ------     -------     -------     -------
1999      $19,090      $2,801      $1,629     $(1,741)    $(2,062)    $19,717
          -------      ------      ------     -------     -------     -------

                INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------                -----------

EXHIBIT 10.1 . . . .  2001 Bonus Plan

EXHIBIT 12 . . . . .  Ratio of Earnings to Fixed Charges

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

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----

/s/Michael E. Smith       President and Chief            March 28, 2002
------------------------  Executive Officer, Director

/s/W. Craig Burns         Executive Vice President,      March 28, 2002
------------------------  Chief Financial Officer,
                          and Treasurer

/s/Arthur W. Todd         Vice President, Corporate      March 28, 2002
------------------------  Controller and Chief
                          Accounting Officer

/s/Richard J. Censits     Director                       March 28, 2002
------------------------

/s/David W. Clark, Jr.    Director                       March 28, 2002
------------------------

/s/R. Keith Elliott       Director                       March 28, 2002
------------------------

/s/Alan R. Hirsig         Director                       March 28, 2002
------------------------

/s/Jack W. Partridge      Director                       March 28, 2002
------------------------