Form 10-Q
period 2002-03-31
CHECKPOINT SYSTEMS INC
filed 2002-05-15
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2002
              -------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
                                             -------  ------

Commission file number        1-11257
                       -----------------------------------------------------

                        Checkpoint Systems, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                         22-1895850
  --------------------------------           -------------------
 (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)



 101 Wolf Drive, P.O. Box 188, Thorofare, New Jersey    08086
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2002, there were 32,147,943 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive Loss     5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-14

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    15-19

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                20



Part II. OTHER INFORMATION

      Item 1. Legal Proceedings                                20

      Item 6. Exhibits and Reports on Form 8-K                 20

      SIGNATURES                                               21

      INDEX TO EXHIBITS                                        22

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  March 31,         Dec. 30,
                                                    2002              2001
                                                  --------          --------
                                                (Unaudited)
ASSETS                                                    (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 35,649          $ 43,698
  Accounts receivable, net of allowances
   of $10,847,000 and $12,182,000                  135,912           145,768
  Inventories                                       90,270            91,510
  Other current assets                              24,438            23,309
  Deferred income taxes                              9,113             9,288
                                                   -------           -------
  Total current assets                             295,382           313,573
REVENUE EQUIPMENT ON OPERATING LEASE, net            7,600             9,059
PROPERTY, PLANT AND EQUIPMENT, net                  98,671           102,613
GOODWILL, net                                      235,825           231,138
OTHER INTANGIBLES, net                              47,905            58,467
OTHER ASSETS                                        36,445            37,803
                                                   -------           -------
TOTAL ASSETS                                      $721,828          $752,653
                                                   =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 28,755          $ 31,423
  Accounts payable                                  35,376            43,008
  Accrued compensation and
   related taxes                                    21,571            20,199
  Income taxes                                      12,471            12,934
  Unearned revenues                                 26,329            22,964
  Restructuring reserve                              8,778            14,179
  Other current liabilities                         39,863            42,251
                                                   -------           -------
  Total current liabilities                        173,143           186,958
LONG-TERM DEBT, LESS CURRENT MATURITIES            125,065           142,088
CONVERTIBLE SUBORDINATED DEBENTURES                120,000           120,000
ACCRUED PENSIONS                                    44,357            44,851
OTHER LONG-TERM LIABILITIES                          9,380             9,230
DEFERRED INCOME TAXES                                8,116             8,508
MINORITY INTEREST                                      761               755
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,840             3,818
   authorized 100,000,000 shares, issued
   38,402,301 and 38,183,861
  Additional capital                               254,430           252,342
  Retained earnings                                119,207           115,093
  Common stock in treasury, at cost,
   6,359,200 shares                                (64,410)          (64,410)
  Accumulated other comprehensive loss             (72,061)          (66,580)
                                                   -------           -------
TOTAL SHAREHOLDERS' EQUITY                         241,006           240,263
                                                   -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $721,828          $752,653
                                                   =======           =======

       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                 Quarter (13 weeks) Ended
                                 ------------------------
                                 March 31,       April 1,
                                   2002            2001
                                 -------         --------
                            (Thousands, except per share data)


Net revenues                    $143,454        $163,728
Cost of revenues                  84,022          96,583
                                 -------         -------
Gross Profit                      59,432          67,145

Selling, general and
 administrative expenses          49,832          54,711
Other operating expenses               -           1,607
                                 -------         -------
Operating income                   9,600          10,827

Interest income                      415             825
Interest expense                   3,725           6,106
Other (loss)/income, net            (231)            295
                                 -------         -------
Earnings before income taxes       6,059           5,841

Income taxes                       1,939           2,278
Minority interest                      6              10
                                 -------         -------
Net earnings                     $ 4,114         $ 3,553
                                 =======         =======
Net earnings per share:
 Basic                           $   .13         $   .12
                                 =======         =======
 Diluted                         $   .13         $   .12
                                 =======         =======


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                            Three Months (13 Weeks) Ended March 31, 2002
                       -----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addi-              Compre-
                       Common  tional   Retained  hensive  Treasury
                       Stock   Capital  Earnings  Loss     Stock      Total
                       ------  -------  --------  ------   --------   -----
                                           (Thousands)
Balance,
December 30, 2001     $3,818  $252,342 $115,093 $(66,580) $(64,410) $240,263
(Common shares:
 issued 38,183,861
 reacquired 6,359,200)
Net earnings                              4,114                        4,114
Exercise of stock
 options                  22     2,088                                 2,110
 (218,440 shares)
Foreign currency
 translation adjustment                           (5,481)             (5,481)
                      ------  -------- -------- --------- --------- --------
Balance,
March 31, 2002        $3,840  $254,430 $119,207 $(72,061) $(64,410) $241,006
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 38,402,301
 reacquired 6,359,200)

       See accompanying notes to consolidated financial statements.


                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (Unaudited)

                                    Three Months (13 weeks) Ended
                                    -----------------------------
                                    March 31,            April 1,
                                      2002                 2001
                                    ---------            --------
                                             (Thousands)

Net earnings                         $  4,114            $  3,553
Foreign currency translation
 adjustment                            (5,481)            (19,874)
                                      -------             -------
Comprehensive loss                   $ (1,367)           $(16,321)
                                     ========             =======

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              Three Months (13 Weeks) Ended
                                              -----------------------------
                                                  March 31,     April 1,
                                                    2002          2001
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings                                      $  4,114      $  3,553
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease            (544)        1,062
   Long-term customer contracts                        819          (503)
   Depreciation and amortization                     7,784        11,531
(Increase)/decrease in current assets, net
 of the effects of acquired companies:
   Accounts receivable                               7,376         9,008
   Inventories                                         394        (1,715)
   Other current assets                             (2,072)        5,939
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                 (7,322)       (6,585)
   Income taxes                                       (324)        1,761
   Unearned revenues                                 3,580         3,346
   Restructuring reserve                            (5,219)       (3,884)
   Other current and accrued liabilities               274         2,797
                                                   -------       -------
Net cash provided by operating activities            8,860        26,310
                                                   -------       -------
Cash flows from investing activities:
Acquisition of property, plant and equipment        (1,327)       (2,376)
Acquisitions, net of cash acquired                    (681)      (13,458)
Other investing activities                             543         1,331
                                                   -------       -------
Net cash used in investing activities               (1,465)      (14,503)
                                                   -------       -------
Cash flows from financing activities:
Proceeds from stock issuances                        2,111           290
Proceeds of debt                                       754         5,236
Payment of debt                                    (17,824)       (3,160)
                                                   -------       -------
Net cash (used in)/provided by financing
   activities                                      (14,959)        2,366
                                                   -------       -------
Effect of foreign currency rate fluctuations
   on cash and cash equivalents                       (485)       (1,592)
                                                   -------       -------
Net (decrease)/increase in cash and cash
   equivalents                                      (8,049)       12,581

Cash and cash equivalents:
   Beginning of period                              43,698        28,121
                                                   -------       -------
   End of period                                  $ 35,649      $ 40,702
                                                   =======       =======

       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 31, 2002 and December 30, 2001 and its results of operations and changes in cash flows for the thirteen week periods ended March 31, 2002 and April 1, 2001.

Certain reclassifications have been made to the 2001 financial statements and related footnotes to conform to the 2002 presentation.

2.  INVENTORIES
                                   March 31,           December 30,
                                     2002                 2001
                                   ---------           ------------
                                            (Thousands)
           Raw materials           $  9,010             $ 10,631
           Work in process            4,731                3,619
           Finished goods            76,529               77,260
                                    -------              -------
                                   $ 90,270             $ 91,510
                                    =======              =======

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor, and applicable overhead.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

3. LONG-TERM DEBT

Long-term debt at March 31, 2002 and December 30, 2001 consisted of the following:
                                              March 31,       December 30,
                                                2002              2001
                                              --------        -----------
                                                      (Thousands)
   Six and one-half year EUR 244
    million variable interest rate
    collateralized term loan                  $112,480          $132,037
   Six and one-half year $25 million
    variable interest rate
    collateralized loan                          8,907             9,098
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility                             16,788            16,982
   Twenty two and one-half year
    DEM 18.6 million capital lease               7,862             8,050
   Eight and one-half year
    DEM 5.3 million capital lease                1,667             1,764
   Other capital leases with maturities
    through 2006                                 1,820             1,996
                                              --------          --------
   Total                                       149,524           169,927
   Less current portion                        (24,459)          (27,839)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)       125,065           142,088
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $245,065          $262,088
                                              ========          ========

During the first quarter of 2002, unscheduled repayments of EUR 17.0 million (approximately $14.9 million) were made on the EUR 244 million collateralized term loan. At March 31, 2002, EUR 129.3 million was outstanding under the loan.

On March 11, 2002, the Company entered into an interest rate swap to reduce the risk of significant Euro interest rate increases in connection with the floating rate debt under the senior collaterized multi-currency credit facility. The cash flow hedging instrument initially swaps EUR 50 million of variable rate debt for fixed rate debt. The interest rate swap is marked to market and the changes are recorded in other comprehensive income.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

4.  INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from
Puerto Rico income taxes. Under current law, this exemption from Federal income tax will be subject to certain limits during the years 2002 through 2005, and will be eliminated thereafter. The Company does not expect its exemption to be negatively impacted by the limits in effect during the years 2002 through 2005. Under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock:
                                     Quarter (13 weeks) Ended
                                     ------------------------
                                     March 31,       April 1,
                                       2002            2001
                                     --------        --------
                               (Thousands, except per share amounts)
BASIC EARNINGS PER SHARE:
Net earnings                         $  4,114        $  3,553
                                     ========        ========
Weighted average common
 stock outstanding                     31,944          30,332
                                     ========        ========
Basic earnings
 per share                           $    .13        $    .12
                                     ========        ========

DILUTED EARNINGS PER SHARE (1):
Net earnings available for
 common stock and diluted
 securities                          $  4,114        $  3,553
                                     ========        ========
Weighted average common
 stock outstanding                     31,944          30,332
Additional common shares
 resulting from stock options             735             452
                                     --------        --------
Weighted average common stock
 and dilutive stock outstanding        32,679          30,784
                                     ========        ========

Diluted earnings per share           $    .13        $    .12
                                     ========        ========

(1) Conversion of the subordinated debentures into 6,528,000 common shares is not included in the above calculation as it is anti-dilutive.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen week periods ended March 31, 2002, and April 1, 2001 were as follows:

                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 31,       April 1,
                                         2002            2001
                                       --------        --------
                                              (Thousands)

Interest                               $  2,100        $  4,345
Income Taxes                           $    868        $  1,074

7.  PROVISION FOR RESTRUCTURING

                    Accrual                       Cash        Accrual
                      at          Decrease       Payments       at
                   Beginning        in       (and Exchange    March 31,
                    of 2002       Goodwill     Rate Changes)    2002
                   ---------      --------     ------------   --------
                                       (Thousands)
Severance and
 other employee
 related charges    $ 8,558       $     -       $ (2,537)      $ 6,021
Lease termination
 costs                5,621          (679)        (2,185)        2,757
                    -------       -------       --------       -------
                    $14,179       $  (679)      $ (4,722)      $ 8,778
                    =======       =======       ========       =======

At the end of the first quarter 2002, 247 of the 347 planned employee terminations, related to the 2001 restructuring, had occurred. The restructuring will be substantially complete by the end of 2002. Termination benefits are being paid out over a period of 1 to 24 months after termination.

During the first quarter of 2002, the settlement of a lease for an office/warehouse facility resulted in a decrease in goodwill related to the acquisition of Meto AG of $0.7 million.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

8.  CONTINGENCIES

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraph. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations or financial condition.

The Company is a defendant in a Civil Action No. 99-CV-577, served February
10, 1999, in the United States District Court for the Eastern District of Pennsylvania filed by Plaintiff, ID Security Systems Canada Inc. The suit alleges a variety of antitrust claims: claims related to unfair competition, interference with a contract, and related matters. Plaintiff seeks damages of up to $90 million, before trebling, if an antitrust violation were to be determined. This case is currently being tried by jury. The trial commenced on May 3, 2002. Management is of the opinion that the claims are baseless both in fact and in law, and intends to vigorously defend the suit. If, however, the final outcome of this litigation results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations or financial condition.

9.  BUSINESS SEGMENTS

                                    Quarter (13 weeks) Ended
                                    ------------------------
                                    March 31,       April 1,
                                      2002            2001
                                    --------        --------
                                           (Thousands)
Business segment net revenue:
   Security                         $ 79,098        $ 92,309
   Labeling Services                  35,848          37,320
   Retail Merchandising               28,508          34,099
                                     -------         -------
Total                               $143,454        $163,728
                                     =======         =======
Business segment gross profit:
   Security                         $ 33,860        $ 37,789
   Labeling Services                  11,246          10,950
   Retail Merchandising               14,326          18,406
                                     -------         -------
Total                               $ 59,432        $ 67,145
                                     =======         =======

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

10.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).


SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized , (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The FASB has allowed companies a 6-month period from the date of adoption to identify potential goodwill impairment, and then, if there is an impairment, an additional 6-month period to calculate the impairment loss. The Company is in the process of identifying any potential impairment. This step one analysis will be finished by the end of the second quarter of 2002.

These statements are effective for the Company for fiscal 2002.
Consequently, effective December 31, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by the Company in fiscal 2001 was $11.1 million.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

As of March 31, 2002, the Company has $47.9 million of intangible assets that have a gross carrying value of $73.6 million and accumulated amortization of $25.7 million.

The following table reflects the components of intangible assets as of March 31, 2002:

                                               Gross
                                Amortizable   Carrying   Accumulated
                                    Life       Amount   Amortization
                                -----------   --------  ------------
                                  (Years)           (Thousands)
Customer lists                        20        $23,095      $ 8,373
Trade name                            30         21,024        1,577
Patents, license agreements      5 to 14         27,689       14,750
Other                             3 to 6          1,817        1,020
                                                 ------       ------
                                                $73,625      $25,720
                                                 ======       ======

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $1.3 million and $1.4 million of amortization expense in the first quarters of fiscal 2002 and 2001, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:
                                             (Thousands)
                                2002            $5,026
                                2003            $3,819
                                2004            $3,643
                                2005            $3,147
                                2006            $2,659


In accordance with SFAS 141, the Company has reclassified an indefinite lived asset, "workforce in place", with a net book value of $8.5 million from intangibles to goodwill effective December 31, 2001.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Net income and earnings per share for the first quarter of fiscal 2001, excluding amortization for goodwill and "workforce in place", is presented below along with the adjusted net income and earnings per share for the first quarter of fiscal 2002 as required under the transition provisions of SFAS 142:

                                       Three Months (13 weeks) ended
                                       -----------------------------
                                          March 31,       April 1,
                                            2002            2001
                                          --------        --------
                                  (Thousands, except per share amounts)

Net income                                $ 4,114         $ 3,553
Add back:
   Goodwill/workforce in place
    amortization, net of tax                    -           2,640
                                          -------         -------
Adjusted net income                       $ 4,114         $ 6,193
                                          =======         =======
Basic earnings per share:
   Net income                             $   .13         $   .12
   Goodwill/workforce in place
    amortization                                -             .08
                                          -------         -------
   Adjusted net income                    $   .13         $   .20
                                          =======         =======
Diluted earnings per share:
   Net income                             $   .13         $   .12
   Goodwill/workforce in place
    amortization                                -             .07
                                          -------         -------
   Adjusted net income                    $   .13         $   .19(1)
                                          =======         =======

(1) Conversion of the subordinated debentures is included in the above calculation as it is dilutive.


On December 31, 2001 (fiscal year 2002), the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 144 has not significantly impacted the Company's results at this time.

The FASB issued Statement of Financial Accounting Standards No. 145,
Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections on April 30, 2002. The Company is currently evaluating the effects of SFAS 145, which covers the accounting treatment for the early extinguishment of debt.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) competitive pricing pressures causing profit erosion; (8) the availability and pricing of component parts and raw materials;
(9) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (10) changes in regulations or standards applicable to the Company's products; (11) unanticipated liabilities or expenses; and (12) adverse determinations in any pending litigation affecting the Company. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, and the Company's other Securities and Exchange Commission filings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Quarter 2002 Compared to First Quarter 2001
---------------------------------------------------

     Net Revenues

Net revenues for the first quarter of 2002 decreased $20.2 million (or
12.4%) over the first quarter of 2001 (from $163.7 million to $143.5 million). Excluding the impact of foreign exchange of approximately $4.6 million, net revenues decreased 9.6% over the comparable 2001 quarter. The decrease in revenue was caused by lower security and retail merchandising sales volumes in Europe and the United States, as well as all business segments in South America, due to a deterioration in economic conditions in the first quarter 2002 compared to 2001.

     Cost of Revenues

Cost of revenues decreased approximately $12.6 million (or 13.0%) over the first quarter of 2001 (from $96.6 million to $84.0 million). As a percentage of net revenues, cost of revenues decreased from 59.0% to 58.6%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to lower manufacturing costs, primarily as a result of headcount reductions at the Company's Puerto Rico manufacturing facility.

     Selling, General and Administrative Expenses

SG&A expenses decreased $6.5 million (or 11.5%) over the first quarter of 2001 (from $56.3 million to $49.8 million). Following the Company's adoption of Financial Accounting Standard No. 142 (SFAS 142) on December 31, 2001, SG&A for fiscal 2002 does not include any goodwill amortization. In the first quarter of 2001, goodwill and workforce in place amortization was $2.7 million. As a percentage of net revenues, SG&A expenses increased from 34.4% to 34.7%. The increased percentage is a result of decreased net revenues while certain SG&A costs remained fixed.

     Other (Loss)/Income, net

Other (loss)/income, net represented a net foreign exchange loss of $0.2 million and a net foreign exchange gain of $0.3 million for the first quarter of 2002 and 2001, respectively.

     Interest Expense and Interest Income

Interest expense for the first quarter of 2002 decreased $2.4 million from the comparable quarter in 2001 (from $6.1 million to $3.7 million) due to debt repayment and declining Euro interest rates. Interest income for the first quarter of 2002 decreased by $0.4 million from the comparable quarter in 2001 (from $0.8 million to $0.4 million) as a result of a decrease in cash investments, due to the payment of interest and principal on the Company's debt, and lower interest rates on invested cash.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

     Income Taxes

The effective tax rate for the first quarter of 2002 was 32.0%. The effective tax rate during the first quarter of 2001 was 39.0%. The lower tax rate results primarily from the Company's adoption of Financial Accounting Standards No. 142 (SFAS 142) on December 31, 2001 (fiscal year 2002) as the goodwill amortization expense in 2001 was not tax-deductible.

     Net Earnings

Net earnings for the first quarter were $4.1 million or $.13 per diluted share. Net earnings for the first quarter of 2001 were $3.6 million or $.12 per diluted share. Excluding the amortization of goodwill and workforce in place, net earnings for the first quarter of 2001 were $6.2 million or $.19 per diluted share.

     Exposure to International Operations

Approximately 63% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and, therefore, the future impact that such changes may have on its operations.

     Restructuring

The changes in the provision for restructuring are covered in Note 7 of the consolidated financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, working capital requirements, and acquisitions. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and more recently through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements should be adequate to service debt and meet its capital investment requirements.

The Company's operating activities generated approximately $8.9 million during the first quarter of 2002 compared to $26.3 million in the same period in 2001. This change from the prior year was primarily attributable to the decrease in earnings before depreciation and amortization and a lower contribution from reductions in working capital.

At March 31, 2002, EUR 129.3 million (approximately $112.5 million) and
$8.9 million were outstanding under the Company's senior secured facility. This facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $100 million equivalent multi-currency revolving line of credit. The outstanding borrowings under the revolving credit facility at March 31, 2002, were JPY 2.23 billion (approximately $16.8 million). During the first quarter of 2002, unscheduled repayments of EUR 17.0 million (approximately $14.9 million) were made on the multi-currency term note in order to reduce the Company's leverage and corresponding interest expense.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Capital Expenditures

The Company's capital expenditures during the first quarter of fiscal 2002 totaled $1.3 million compared to $2.4 million during the first quarter of fiscal 2001. The Company anticipates its capital expenditures to approximate $12 million in 2002.

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


As of March 31, 2002, the Company had currency exchange forward contracts totaling approximately $15.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in
Item 7a of the Company's Annual Report on Form 10-K filed for the year ended December 30, 2001.


PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraph. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of o perations or financial condition.

The Company is a defendant in a Civil Action No. 99-CV-577, served February
10, 1999, in the United States District Court for the Eastern District of Pennsylvania filed by Plaintiff, ID Security Systems Canada Inc. The suit alleges a variety of antitrust claims: claims related to unfair competition,interference with a contract, and related matters. Plaintiff seeks damages of up to $90 million, before trebling, if an antitrust violation were to be determined. This case is currently being tried by jury. The trial commenced on May 3, 2002. Management is of the opinion that the claims are baseless both in fact and in law, and intends to vigorously defend the suit. If, however, the final outcome of this litigation results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations or financial condition.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     10(iii)A.    Fourth Amendment to Employment Agreement with
                    Michael E. Smith
                  Fifth Amendment to Employment Agreement with
                    Michael E. Smith

                  Fourth Amendment to Employment Agreement with
                    William J. Reilly, Jr.
                  Fifth Amendment to Employment Agreement with
                    William J. Reilly, Jr.

                  Second Amendment to Employment Agreement with
                     W. Craig Burns
                  Third Amendment to Employment Agreement with
                     W. Craig Burns


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the first quarter of 2002.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns
-----------------------                               May 15, 2002
Executive Vice President,
Chief Financial Officer and Treasurer



/s/ Arthur W. Todd
------------------------                              May 15, 2002
Vice President, Corporate Controller
and Chief Accounting Officer

                          INDEX TO EXHIBITS
                          -----------------




EXHIBIT                DESCRIPTION
-------                -----------


10(iii)A.          Fourth Amendment to Employment Agreement with
                     Michael E. Smith
                   Fifth Amendment to Employment Agreement with
                     Michael E. Smith

                   Fourth Amendment to Employment Agreement with
                     William J. Reilly, Jr.
                   Fifth Amendment to Employment Agreement with
                     William J. Reilly, Jr.

                   Second Amendment to Employment Agreement with
                     W. Craig Burns
                   Third Amendment to Employment Agreement with
                     W. Craig Burns