Form 10-Q
period 2002-06-30
CHECKPOINT SYSTEMS INC
filed 2002-08-14
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2002
              --------------------------------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 24, 2002, there were 32,237,825 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX


                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive
              Income/(Loss)                                     5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-17

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    18-24

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                25



Part II. OTHER INFORMATION

      Item 1. Legal proceedings                                25

      Item 4. Submission of matters to a vote of security
              holders                                          26

      Item 6. Exhibits and Reports on Form 8-K                 26

      SIGNATURES                                               27

      INDEX TO EXHIBITS                                        28

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  June 30,          Dec. 30,
                                                    2002              2001
                                                  --------          --------
                                                (Unaudited)
ASSETS                                                    (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 51,783          $ 43,698
  Accounts receivable, net of allowances
   of $11,377 and $12,182                          138,446           145,768
  Inventories                                       92,870            91,510
  Other current assets                              21,978            23,309
  Deferred income taxes                             10,638             9,288
                                                  --------          --------
  Total current assets                             315,715           313,573
REVENUE EQUIPMENT ON OPERATING LEASE, net            6,105             9,059
PROPERTY, PLANT, AND EQUIPMENT, net                102,915           102,613
GOODWILL                                           259,170           231,138
OTHER INTANGIBLES, net                              52,988            58,467
OTHER ASSETS                                        37,528            37,803
                                                  --------          --------
TOTAL ASSETS                                      $774,421          $752,653
                                                  ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 29,552          $ 31,423
  Accounts payable                                  38,376            43,008
  Accrued compensation and
   related taxes                                    24,064            20,199
  Income taxes                                      11,417            12,934
  Unearned revenues                                 30,149            22,964
  Restructuring reserve                              7,333            14,179
  Other current liabilities                         41,868            42,251
                                                  --------          --------
  Total current liabilities                        182,759           186,958
LONG-TERM DEBT, LESS CURRENT MATURITIES            122,059           142,088
CONVERTIBLE SUBORDINATED DEBENTURES                120,000           120,000
ACCRUED PENSIONS                                    50,962            44,851
OTHER LONG-TERM LIABILITIES                         10,298             9,230
DEFERRED INCOME TAXES                               11,147             8,508
MINORITY INTEREST                                      779               755
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,860             3,818
   authorized 100,000,000 shares, issued
   38,597,025 and 38,183,861
  Additional capital                               258,189           252,342
  Retained earnings                                125,174           115,093
  Common stock in treasury, at cost,
   6,359,200 shares                                (64,410)          (64,410)
  Accumulated other comprehensive loss             (46,396)          (66,580)
                                                  --------          --------
TOTAL SHAREHOLDERS' EQUITY                         276,417           240,263
                                                  --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $774,421          $752,653
                                                  ========          ========
       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                     Quarter                 Six Months
                                (13 weeks) Ended          (26 weeks) Ended
                             ---------------------     ----------------------
                             June 30,      July 1,     June 30,       July 1,
                               2002         2001         2002          2001
                             -------      --------     --------      --------
                                    (Thousands, except per share data)


Net revenues                $160,924      $162,182     $304,378      $325,910
Cost of revenues              94,842        95,858      178,864       192,440
                            --------      --------     --------      --------
Gross Profit                  66,082        66,324      125,514       133,470

Selling, general, and
 administrative expenses      53,967        50,771      103,799       105,484
Other operating expenses           -             -            -         1,607
                            --------      --------     --------      --------
Operating income              12,115        15,553       21,715        26,379

Interest income                  454           685          869         1,510
Interest expense               3,902         5,723        7,627        11,829
Other income/(loss),net          131          (317)        (100)          (22)
                            --------      --------     --------      --------
Earnings before income taxes   8,798        10,198       14,857        16,038

Income taxes                   2,815         3,977        4,754         6,255
Minority interest                 16            42           22            52
                            --------      --------     --------      --------
Net earnings                $  5,967      $  6,179     $ 10,081      $  9,731
                            ========      ========     ========      ========
Net earnings per share:
 Basic                      $    .19      $    .20     $    .31      $    .32
                            ========      ========     ========      ========
 Diluted                    $    .18      $    .19     $    .31      $    .31
                            ========      ========     ========      ========

          See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)


                            Six Months (26 Weeks) Ended June 30, 2002
                       -----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  Loss     Stock      Total
                       ------  -------  --------  ------   --------   -----
                                           (Thousands)
Balance,
December 30, 2001     $3,818  $252,342 $115,093 $(66,580) $(64,410) $240,263
(Common shares:
 issued 38,183,861
 reacquired 6,359,200)
Net earnings                             10,081                       10,081
Exercise of stock
 options                  42     5,847                                 5,889
 (413,164 shares)
Foreign currency
 translation adjustment                           20,184              20,184
                      ------  -------- -------- --------- --------- --------
Balance,
June 30, 2002         $3,860  $258,189 $125,174 $(46,396) $(64,410) $276,417
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 38,597,025
 reacquired 6,359,200)

       See accompanying notes to consolidated financial statements.


                        CHECKPOINT SYSTEMS, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                              (Unaudited)

                                     Quarter                 Six Months
                                (13 weeks) Ended          (26 weeks) Ended
                             ---------------------      ---------------------
                             June 30,      July 1,      June 30,      July 1,
                               2002         2001          2002         2001
                             -------       -------      -------       -------
                                                (Thousands)

Net earnings               $  5,967       $  6,179     $ 10,081      $  9,731
Net loss on interest rate
 swap, net of tax              (211)             -         (211)            -
Foreign currency
 translation adjustment      25,975           (165)      20,494       (20,039)
                           --------       --------     --------      --------
Comprehensive income/
 (loss)                    $ 31,731       $  6,014     $ 30,364      $(10,308)
                           ========       ========     ========      ========

       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                Six Months (26 Weeks) Ended
                                                ---------------------------
                                                   June 30,      July 1,
                                                    2002          2001
                                                  --------       -------
                                                         (Thousands)
Cash flows from operating activities:
Net earnings                                      $ 10,081      $  9,731
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease            (362)        1,364
   Long-term customer contracts                      2,459        (1,769)
   Depreciation and amortization                    15,543        22,303
(Increase)/decrease in current assets, net
 of the effects of acquired companies:
   Accounts receivable                              15,737        11,473
   Inventories                                       4,487         5,223
   Other current assets                               (194)        5,900
Increase/(decrease) in current liabilities, net
 of the effects of acquired companies:
   Accounts payable                                 (6,483)       (6,743)
   Income taxes                                     (2,904)       (7,026)
   Unearned revenues                                 5,413         2,130
   Restructuring reserve                            (7,177)       (7,239)
   Other current and accrued liabilities             4,454           886
                                                  --------      --------
Net cash provided by operating activities           41,054        36,233
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant and equipment        (3,032)       (5,052)
Acquisitions, net of cash acquired                    (681)      (13,486)
Other investing activities                           1,723         1,401
                                                  --------      --------
Net cash used in investing activities               (1,990)      (17,137)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                        4,403         7,634
Proceeds of debt                                       754         6,143
Payment of debt                                    (38,466)      (17,094)
                                                  --------      --------
Net cash used in financing activities              (33,309)       (3,317)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                        2,330        (2,145)
                                                  --------      --------
Net increase in cash and cash equivalents            8,085        13,634

Cash and cash equivalents:
   Beginning of period                              43,698        28,121
                                                  --------      --------
   End of period                                  $ 51,783      $ 41,755
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

The consolidated financial statements include adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 2002 and December 30, 2001 and its results of operations and changes in cash flows for the thirteen and twenty-six week periods ended June 30, 2002 and July 1, 2001.

Certain reclassifications have been made to the 2001 financial statements and related footnotes to conform to the 2002 presentation.

2.  INVENTORIES
                                   June 30,            December 30,
                                     2002                 2001
                                   --------            ------------
                                            (Thousands)
           Raw materials           $  9,155             $ 10,631
           Work in process            4,159                3,619
           Finished goods            79,556               77,260
                                   --------             --------
                                   $ 92,870             $ 91,510
                                   ========             ========

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3. LONG-TERM DEBT

Long-term debt at June 30, 2002 and December 30, 2001 consisted of the following:
                                              June 30,       December 30,
                                                2002             2001
                                              --------       ------------
                                                      (Thousands)
   Six and one-half year EUR 244
    million variable interest rate
    collateralized term loan                  $107,593          $132,037
   Six and one-half year $25 million
    variable interest rate
    collateralized loan                          8,395             9,098
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility                             18,624            16,982
   Twenty two and one-half year
    DEM 18.6 million capital lease               8,911             8,050
   Eight and one-half year
    DEM 5.3 million capital lease                1,824             1,764
   Other capital leases with maturities
    through 2006                                 1,665             1,996
                                              --------          --------
   Total                                       147,012           169,927
   Less current portion                        (24,953)          (27,839)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)       122,059           142,088
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $242,059          $262,088
                                              ========          ========

During the second quarter of 2002, unscheduled repayments of EUR 14.0 million (approximately $13.0 million) were made on the EUR 244 collateralized term loan. At June 30, 2002, EUR 108.5 million was outstanding under the loan.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

4.  INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax will be subject to certain limits during the years 2002 through 2005, and will be eliminated thereafter. The Company does not expect its exemption to be negatively impacted by the limits in effect during the years 2002 through 2005. Under Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock:
                                     Quarter                 Six Months
                                (13 weeks) Ended          (26 weeks) Ended
                               --------------------     ---------------------
                               June 30,     July 1,     June 30,      July 1,
                                 2002        2001         2002         2001
                               -------     --------     --------     --------
                                   (Thousands, except per share amounts)

BASIC EARNINGS PER SHARE:
Net earnings                  $  5,967     $  6,179     $ 10,081     $  9,731
                              ========     ========     ========     ========
Weighted average common
 stock outstanding              32,232       31,205       32,088       30,768
                              ========     ========     ========     ========
Basic earnings
 per share                    $    .19     $    .20     $    .31     $    .32
                              ========     ========     ========     ========


DILUTED EARNINGS PER SHARE:
Net earnings                  $  5,967      $ 6,179      $10,081     $  9,731
Add back:
 Interest on convertible debt,
  net of tax                       961          961        1,922        1,922
                              --------     --------     --------     --------
Net earnings available for
 common stock and diluted
 securities                   $  6,928     $  7,140     $ 12,003     $ 11,653
                              ========     ========     ========     ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Weighted average common
 stock outstanding              32,232       31,205       32,088       30,768
Additional common stock:
 resulting from stock options      718          726          726          583
 resulting from convertible
  debentures                     6,528        6,528        6,528        6,528
                              --------     --------     --------     --------
Weighted average common
 stock and dilutive
 stock outstanding              39,478       38,459       39,342       37,879
                              ========     ========     ========     ========

Diluted earnings per share    $    .18     $    .19     $    .31     $    .31
                              ========     ========     ========     ========



6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 30, 2002 and July 1, 2001 were as follows:

                                     Quarter                 Six Months
                                (13 weeks) Ended          (26 weeks) Ended
                             ---------------------      ---------------------
                             June 30,      July 1,      June 30,      July 1,
                               2002         2001          2002         2001
                             -------      --------      --------     --------
                                               (Thousands)

Interest                    $  5,394      $  7,041      $  7,494     $ 11,386
Income Taxes                $  2,391      $ 11,459      $  3,259     $ 12,533

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


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
                    =======       =======       ========       =======

                    Accrual                        Cash       Accrual
                      at          Decrease       Payments       at
                   March 31,        in        (and Exchange   June 30,
                    of 2002       Goodwill     Rate Changes)    2002
                   ---------      --------     ------------   --------
                                     (Thousands)
Severance and
 other employee
 related charges    $ 6,021       $     -       $ (1,061)      $ 4,960
Lease termination
 costs                2,757             -           (384)        2,373
                    -------       -------       --------       -------
                    $ 8,778       $     -       $ (1,445)      $ 7,333
                    =======       =======       ========       =======

At the end of the second quarter 2002, 265 of the 347 planned employee terminations, related to the 2001 restructuring, had occurred. The restructuring will be substantially complete by the end of 2002. Termination benefits are being paid out over a period of 1 to 24 months after termination.

During the first quarter of 2002, the settlement of a lease for an office/warehouse facility resulted in a decrease in goodwill related to the acquisition of Meto AG of $0.7 million.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


8.  CONTINGENT LIABILITIES

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraphs. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

On May 24, 2002, the jury, in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by Plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc. held in favor of the Company on the Plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the Plaintiff, after trebling, in the amount of $79,170,000 plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial relief and ordered the Company to post a bond in the amount of $26,390,000 and to place into escrow 3,179,000 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1, 2002 the Company filed a brief in support of its Motion for Post-Trial Relief. Management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. No liability has been recorded for this litigation as Management believes that, at this time, the reasonably possible range of the contingent liability is between zero and $80 million. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Management anticipates that the final judgement, if any, would not be paid prior to the end of 2003 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

Management expects that a certain number of follow-on class action suits may arise in connection with the jury decision in the ID Security Systems Canada Inc. litigation.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9.  BUSINESS SEGMENTS

                                       Quarter                Six Months
                                 (13 weeks) Ended          (26 weeks) Ended
                                 -------------------      -------------------
                                 June 30,    July 1,      June 30,    July 1,
                                   2002       2001          2002       2001
                                 --------   --------      --------   --------
                                                 (Thousands)
Business segment net revenue:
   Security                      $ 99,187   $ 98,323      $178,284   $191,583
   Labeling Services               37,851     34,619        73,698     71,940
   Retail Merchandising            23,886     29,240        52,396     62,387
                                 --------   --------      --------   --------
Total                            $160,924   $162,182      $304,378   $325,910
                                 ========   ========      ========   ========
Business segment gross profit:
   Security                      $ 43,960   $ 39,881      $ 77,820   $ 77,873
   Labeling Services               11,291     10,498        22,539     21,446
   Retail Merchandising            10,831     15,945        25,155     34,151
                                 --------   --------      --------   --------
Total                            $ 66,082   $ 66,324      $125,514   $133,470
                                 ========   ========      ========   ========

10.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations", and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets".

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and
(4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The FASB has allowed companies a 6-month period from the date of adoption to identify potential goodwill impairment, and then, if there is an impairment, an additional 6-month period to calculate the impairment loss.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


These statements are effective for the Company for fiscal 2002. Consequently, effective December 31, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by the Company in fiscal 2001 was $11.1 million.

As of June 30, 2002, the Company has $53.0 million of intangible assets that have a gross carrying value of $81.6 million and accumulated amortization of $28.6 million.

The following table reflects the components of intangible assets as of June 30, 2002:

                                               Gross
                                Amortizable   Carrying   Accumulated
                                Life (years)   Amount   Amortization
                                -----------   --------  ------------
                                             (Thousands)
Customer lists                        20        $25,294      $ 9,108
Trade name                            30         23,970        1,998
Patents, license agreements      5 to 14         31,069       16,895
Other                             3 to 6          1,306          650
                                                -------      -------
                                                $81,639      $28,651
                                                =======      =======

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $2.6 million and $2.8 million of amortization expense in the first half of fiscal 2002 and 2001, respectively.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

                                   Labeling        Retail
                     Security      Services     Merchandising     Total
                     --------      --------     -------------    -------
                                     (Thousands)
Balance as of
 beginning of
 fiscal year 2002
 (December 31, 2001)  $81,833       $65,650       $ 92,158      $239,641
Goodwill acquired
 during year              667             -              -           667
Impairment losses           -             -              -             -
Exchange rate changes
 and other              3,130         5,288         10,444        18,862
                      -------       -------       --------      --------
Balance as of
 June 30, 2002        $85,630       $70,938       $102,602      $259,170
                      =======       =======       ========      ========


In accordance with SFAS 141, the Company has reclassified an indefinite lived asset, "workforce in place", with a net book value of $8.5 million from intangibles to goodwill effective December 31, 2001.

Pursuant to SFAS 142, the Company performed a transitional assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The assessment has indicated that there is a potential goodwill impairment in each business segment. The Company will be performing the second step of the transitional goodwill impairment test during the second half of fiscal 2002. Any resulting impairment charge will be recognized as a change in accounting principle.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Net income and earnings per share for the thirteen and twenty-six week periods ended June 30, 2002, and July 1, 2001, excluding amortization for goodwill and "workforce in place", is presented below along with the adjusted net income and earnings per share as required under the transition provisions of SFAS 142:

                                      Quarter                 Six Months
                                  (13 weeks) Ended         (26 weeks) Ended
                                --------------------     --------------------
                                June 30,     July 1,     June 30,     July 1,
                                  2002        2001         2002        2001
                                --------    --------     --------    --------
                                      (Thousands, except per share amounts)

Net income                       $ 5,967     $ 6,179      $10,081     $ 9,731
Add back:
   Goodwill/workforce in place
    amortization, net of tax           -       2,692            -       5,332
                                 -------     -------      -------     -------
Adjusted basic net income        $ 5,967     $ 8,871      $10,081     $15,063
                                 =======     =======      =======     =======

Basic earnings per share:
   Net income                    $   .19     $   .20      $   .31     $   .32
   Goodwill/workforce in place
    amortization, net of tax           -         .08            -         .17
                                 -------     -------      -------     -------
Adjusted basic net income        $   .19     $   .28      $   .31     $   .49
                                 =======     =======      =======     =======


Net income                       $ 5,967     $ 6,179      $10,081     $ 9,731

Add back:
   Interest on convertible debt,
    net of tax                       961         961        1,922       1,922
                                 -------     -------      -------      ------
Diluted net income                 6,928       7,140       12,003      11,653
Add back:
     Goodwill/workforce in place
      amortization, net of tax         -       2,692            -       5,332
                                 -------     -------      -------     -------
Net earnings available for
 common stock and diluted
 securities                      $ 6,928     $ 9,832      $12,003     $16,985
                                 =======     =======      =======     =======

Diluted earnings per share:
   Diluted net income            $   .18     $   .19      $   .31     $   .31
   Goodwill/workforce in place
    amortization, net of tax           -         .07            -         .14
                                 -------     -------      -------     -------
Adjusted diluted net income (1)  $   .18     $   .26      $   .31     $   .45
                                 =======     =======      =======     =======

(1) Conversion of the subordinated debentures is included in the above calculation as it is dilutive.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


On December 31, 2001 (fiscal year 2002), the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of SFAS 144 has not significantly impacted the Company's results at this time.

The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on April 30, 2002. The Company is currently evaluating the effects of SFAS 145, which, among other things, covers the accounting treatment for the early extinguishment of debt.

On July 29, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated by the Company after December 29, 2002, with early application encouraged.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) competitive pricing pressures causing profit erosion; (8) the availability and pricing of component parts and raw materials;
(9) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (10) changes in regulations or standards applicable to the Company's products; (11) unanticipated liabilities or expenses; (12) adverse determinations in the ID Security Systems Canada Inc. litigation and any other pending litigation affecting the Company; and (13) the impact of adverse determinations in the ID Security Systems Canada Inc. litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, and the Company's other Securities and Exchange Commission filings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Second Quarter 2002 Compared to Second Quarter 2001
---------------------------------------------------

     Net Revenues

Net revenues for the second quarter of 2002 decreased $1.3 million (or 0.8%) over the second quarter of 2001 (from $162.2 million to $160.9 million). Excluding the impact of foreign exchange of approximately $2.6 million, net revenues decreased 2.4% over the comparable quarter in 2001. The preparation for the introduction of the Euro on January 1, 2002, resulted in strong European retail merchandising revenues in 2001. The decrease in revenue in the second quarter of 2002 was caused by lower retail merchandising sales volumes following the completion of the Euro introduction. This was partially offset by increases in Labeling Services, primarily in Service Bureau (Check.Net(TM)).

     Cost of Revenues

Cost of revenues decreased approximately $1.1 million (or 1.1%) over the second quarter of 2001 (from $95.9 million to $94.8 million). As a percentage of net revenues, cost of revenues decreased from 59.1% to 58.9%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to lower manufacturing costs, primarily at the Company's Puerto Rico manufacturing facility, and to lower field service costs.

     Selling, General, and Administrative Expenses

SG&A expenses increased $3.2 million (or 6.3%) over the second quarter of 2001 (from $50.8 million to $54.0 million). The increase is primarily the result of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation, partially offset by reduced amortization expense. Following the Company's adoption of Financial Accounting Standard No. 142 (SFAS 142) on December 31, 2001, SG&A for fiscal 2002 does not include any goodwill amortization. In the second quarter of 2001, goodwill and workforce in place amortization was $2.7 million. As a percentage of net revenues, SG&A expenses increased from 31.3% to 33.5%.

     Other Income/(Loss), net

Other income/(loss), net represented a net foreign exchange gain of $0.1 million and a net foreign exchange loss of $0.3 million for the second quarters of 2002 and 2001, respectively.

     Interest Expense and Interest Income

Interest expense for the second quarter of 2002 decreased $1.8 million from the comparable quarter in 2001 (from $5.7 million to $3.9 million) due to debt repayment and declining Euro interest rates. Interest income for the second quarter of 2002 decreased by $0.2 million from the comparable quarter in 2001 (from $0.7 million to $0.5 million) as a result of lower interest rates on invested cash.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Income Taxes

The effective tax rate for the second quarter of 2002 was 32.0%. The effective tax rate during the second quarter of 2001 was 39.0%. The lower tax rate results primarily from the Company's adoption of Financial Accounting Standards No. 142 (SFAS 142) on December 31, 2001 (fiscal year 2002) as the goodwill amortization expense in 2001 was not tax-deductible.

     Net Earnings

Net earnings for the second quarter of 2002 were $6.0 million or $.18 per diluted share. Net earnings for the second quarter of 2001 were $6.2 million or $.19 per diluted share. Excluding the amortization of goodwill and workforce in place, net earnings for the second quarter of 2001 were $8.9 million or $.26 per diluted share.

     Exposure to International Operations

Approximately 62% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

     Restructuring

The changes in the provision for restructuring are covered in Note 7 of the consolidated financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Half 2002 Compared to First Half 2001
-------------------------------------------

     Net Revenues

Net revenues for the first half of 2002 decreased $21.5 million (or 6.6%) over the first half of 2001 (from $325.9 million to $304.4 million). Excluding the impact of foreign exchange of $2.0 million, revenue decreased 6.0% for the first six months of year 2002 over the comparable period for year 2001. The decrease in revenue was caused by lower security and retail merchandising sales volumes in Europe and the United States, as well as all business segments in South America, due to a deterioration in economic conditions in the first half of 2002 compared to 2001.

     Cost of Revenues

Cost of revenues decreased approximately $13.6 million (or 7.1%) over the second quarter of 2001 (from $192.4 million to $178.8 million). As a percentage of net revenues, cost of revenues decreased from 59.0% to 58.8%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to lower manufacturing costs, primarily at the Company's Caribbean and U.S. manufacturing facilities.

     Selling, General, and Administrative Expenses

SG&A expenses decreased $1.7 million (or 1.6%) over the first half of 2001 (from $105.5 million to $103.8 million). The decrease is the result of reduced amortization expense partially offset by compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada, Inc. litigation. Following the Company's adoption of Financial Accounting Standard No. 142 (SFAS 142) on December 31, 2001, SG&A for fiscal 2002 does not include any goodwill amortization. In the first half of 2001, goodwill and workforce in place amortization was $5.3 million. As a percentage of net revenues, SG&A expenses increased from 32.4% to 34.1%.

     Other Income/(Loss), net

Other income/(loss), net represented a net foreign exchange loss of $0.1 million for the first half of 2002.

     Interest Expense and Interest Income

Interest expense for the first half of 2002 decreased $4.2 million from the comparable half in 2001 (from $11.8 million to $7.6 million) due to debt repayment and declining Euro interest rates. Interest income for the first half of 2002 decreased by $0.6 million from the comparable half in 2001 (from $1.5 million to $0.9 million) as a result of a decrease in cash investments, due to the payment of interest and principal on the Company's debt, and lower interest rates on invested cash.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Income Taxes

The effective tax rate for the first half of 2002 was 32.0%. The effective tax rate during the first half of 2001 was 39.0%. The lower tax rate results primarily from the Company's adoption of Financial Accounting Standards No. 142 (SFAS 142) on December 31, 2001 (fiscal year 2002) as the goodwill amortization expense in 2001 was not tax-deductible.

     Net Earnings

Net earnings for the first half of 2002 were $10.1 million or $.31 per diluted share. Net earnings for the first half of 2001 were $9.7 million or $.31 per diluted share. Excluding the amortization of goodwill and workforce in place, net earnings for the first half of 2001 were $15.1 million or $.45 per diluted share.

     Exposure to International Operations

Approximately 62% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities generated approximately $41.1 million during the first half of 2002 compared to $36.2 million in the same period in 2001. This change from the prior year was primarily attributable to reductions in income taxes and working capital, partially offset by a decrease in earnings before depreciation and amortization. In the second quarter of 2001, a legacy Meto German tax liability of $10.0 million was satisfied.

At June 30, 2002, EUR 108.5 million (approximately $107.6 million) and $8.4 million were outstanding under the Company's senior secured facility. This facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $100 million equivalent multi-currency revolving line of credit. The outstanding borrowings under the revolving credit facility at June 30, 2002, were JPY 2.23 billion (approximately $18.6 million). During the first quarter of 2002, unscheduled repayments of EUR 14.0 million (approximately $13.0 million) were made on the multi-currency term note in order to reduce the Company's leverage and corresponding interest expense.

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

On May 24, 2002, the jury, in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by Plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc. held in favor of the Company on the Plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the Plaintiff, after trebling, in the amount of $79,170,000 plus attorneys' fees and costs to be determined by the Court.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


The Company is currently appealing the verdict (see Note 8 of the consolidated financial statements) and has posted a bond in the amount of $26.4 million and placed into escrow 3,179,000 shares of the Company's treasury stock. Management anticipates that the final judgement, if any, would not be paid prior to the end of 2003 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement. The posting of additional security during the appeals process, the recording of a liability, or a final judgement, could cause the Company to be in default of certain bank covenants. In this event, Management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While Management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during the first half of fiscal 2002 totaled $3.0 million compared to $5.1 million during the first half of fiscal 2001. The Company anticipates its capital expenditures to approximate $9 million in 2002.

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

As of June 30, 2002, the Company had currency exchange forward contracts totaling approximately $16.9 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no significant changes to the market risks as disclosed in Item 7a of the Company's Annual Report on Form 10-K filed for the year ending December 30, 2001, which item is incorporated herein by reference.


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matter described in the following paragraphs. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

On May 24, 2002, the jury, in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by Plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc. held in favor of the Company on the Plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the Plaintiff, after trebling, in the amount of $79,170,000 plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial relief and ordered the Company to post a bond in the amount of $26,390,000 and to place into escrow 3,179,000 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1, 2002 the Company filed a brief in support of its Motion for Post-Trial Relief. Management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. No liability has been recorded for this litigation. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the Plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition.

Management expects that a certain number of follow-on class action suits may arise in connection with the jury decision in the ID Security Systems Canada Inc. litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on May 2, 2002.

(c) Shareholders voted upon and approved the following two matters:

     (1) The election of David W. Clark, Jr. and Jack W. Partridge as the Company's Class II directors to hold office until the 2005 Annual Shareholders Meeting. Shareholders voted as follows:

                     David W. Clark, Jr.    Jack W. Partridge
                     -------------------    -----------------

          For            29,127,664            29,117,024

          Against           415,712               426,352
                         ----------            ----------

                         29,543,376            29,543,376
                         ==========            ==========

     (2) To amend the Company's Stock Option Plan (1992) to: (a) modify the number of options issuable to non-employee directors; (b) modify, on a prospective basis, the period in which options may be exercised in the case of death, disability or retirement; and (c) other miscellaneous matters.

              For           Against         Abstained         Unvoted
          ----------       ---------       -----------       ---------
          16,807,855       5,111,390          61,866         7,562,265


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1  Sixth Amendment to Employment Agreement with Michael E. Smith

    99.1 Certification of Periodic Financial Report to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    On June 6, 2002, the Company filed a Current Report on Form 8-K attaching a press release dated May 24, 2002, announcing that the lawsuit brought by ID Securities Systems Canada Inc. alleging antitrust violations and related matters was decided against the Company.

    On June 26, 2001, the Company filed a Current Report on Form 8-K attaching two press releases dated June 19, 2002 and June 24, 2002 announcing that the Company filed a Motion for Post-Trial Relief in the lawsuit brought by ID Securities Systems Canada Inc., and announcing the appointment of George Off as Interim Chief Executive Officer and the resignation of Michael E. Smith as the Company's President and Chief Executive Officer, respectively.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns
----------------------------                          August 14, 2002
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/ Arthur W. Todd
----------------------------                          August 14, 2002
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

                          INDEX TO EXHIBITS


Exhibit   Description
--------  ------------

10.1      Sixth Amendment to Employment Agreement with Michael E. Smith

99.1      Certification of Periodic Financial Report to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.