Form 10-Q
period 2002-09-29
CHECKPOINT SYSTEMS INC
filed 2002-11-15
CIK 215419

FORM  10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 29, 2002
              -------------------------------------------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2002, there were 32,513,316 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX


                                                             Page No.
                                                             --------
 Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                       3

              Consolidated Statements of Operations             4

              Consolidated Statement of Shareholders' Equity    5

              Consolidated Statements of Comprehensive
              Income                                            5

              Consolidated Statements of Cash Flows             6

              Notes to Consolidated Financial Statements        7-19

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations    20-26

      Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                27

      Item 4. Controls and Procedures                          27


Part II. OTHER INFORMATION

      Item 1. Legal Proceedings                                28-29

      Item 6. Exhibits and Reports on Form 8-K                 30

      SIGNATURES                                               30

      CERTIFICATION                                            31-32

      INDEX TO EXHIBITS                                        33

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  Sept. 29,         Dec. 30,
                                                    2002              2001
                                                  --------          --------
                                                (Unaudited)
ASSETS                                                    (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 39,626          $ 43,698
  Accounts receivable, net of allowances
   of $12,129 and $12,182                          137,390           145,768
  Inventories                                       87,535            91,510
  Other current assets                              20,597            23,309
  Deferred income taxes                             10,704             9,288
                                                  --------          --------
  Total current assets                             295,852           313,573
REVENUE EQUIPMENT ON OPERATING LEASE, net            5,611             9,059
PROPERTY, PLANT, AND EQUIPMENT, net                 98,210           102,613
GOODWILL                                           255,571           231,138
OTHER INTANGIBLES, net                              50,608            58,467
OTHER ASSETS                                        38,507            37,803
                                                  --------          --------
TOTAL ASSETS                                      $744,359          $752,653
                                                  ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 27,262          $ 31,423
  Accounts payable                                  39,403            43,008
  Accrued compensation and
   related taxes                                    24,148            20,199
  Income taxes                                      11,759            12,934
  Unearned revenues                                 30,868            22,964
  Restructuring reserve                              4,805            14,179
  Other current liabilities                         40,291            42,251
                                                  --------          --------
  Total current liabilities                        178,536           186,958
LONG-TERM DEBT, LESS CURRENT MATURITIES             91,941           142,088
CONVERTIBLE SUBORDINATED DEBENTURES                120,000           120,000
ACCRUED PENSIONS                                    50,548            44,851
OTHER LONG-TERM LIABILITIES                         10,827             9,230
DEFERRED INCOME TAXES                               10,706             8,508
MINORITY INTEREST                                      812               755
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,887             3,818
   authorized 100,000,000 shares, issued
   38,869,506 and 38,183,861
  Additional capital                               261,905           252,342
  Retained earnings                                131,548           115,093
  Common stock in treasury, at cost,
   6,359,200 shares                                (64,410)          (64,410)
  Accumulated other comprehensive loss             (51,941)          (66,580)
                                                  --------          --------
TOTAL SHAREHOLDERS' EQUITY                         280,989           240,263
                                                  --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $744,359          $752,653
                                                  ========          ========
       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                    Quarter                  Nine Months
                               (13 weeks) Ended           (39 weeks) Ended
                            ----------------------     ----------------------
                            Sept. 29,     Sept. 30,    Sept. 29,     Sept. 30,
                               2002         2001         2002          2001
                            --------      --------     --------      --------
                                    (Thousands, except per share data)


Net revenues                $158,800      $155,322     $463,178      $481,232
Cost of revenues              93,187        92,560      272,051       285,000
                            --------      --------     --------      --------
Gross profit                  65,613        62,762      191,127       196,232

Selling, general, and
 administrative expenses      53,337        50,074      157,136       155,560
Other operating expenses        (904)            -         (904)        1,607
                            --------      --------     --------      --------
Operating income              13,180        12,688       34,895        39,065

Interest income                  444           589        1,313         2,099
Interest expense               3,836         5,261       11,463        17,090
Other loss, net                 (366)         (767)        (466)         (787)
                            --------      --------     --------      --------
Earnings before income taxes   9,422         7,249       24,279        23,287

Income taxes                   3,015         2,827        7,769         9,082
Minority interest                 33            61           55           113
                            --------      --------     --------      --------
Net earnings                $  6,374      $  4,361     $ 16,455      $ 14,092
                            ========      ========     ========      ========
Net earnings per share:
 Basic                      $    .20      $    .14     $    .51      $    .45
                            ========      ========     ========      ========
 Diluted                    $    .19      $    .14     $    .49      $    .44
                            ========      ========     ========      ========

        See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (Unaudited)

                          Nine Months (39 weeks) Ended September 29, 2002
                       -----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  Loss     Stock      Total
                       ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 30, 2001     $3,818  $252,342 $115,093 $(66,580) $(64,410) $240,263
(Common shares:
 issued 38,183,861
 reacquired 6,359,200)
Net earnings                             16,455                       16,455
Exercise of stock
 options                  69     9,563                                 9,632
 (685,645 shares)
Net loss on interest
 rate swap, net of tax                              (684)               (684)
Foreign currency
 translation adjustment                           15,323              15,323
                      ------  -------- -------- --------- --------- --------
Balance,
September 29, 2002    $3,887  $261,905 $131,548 $(51,941) $(64,410) $280,989
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 38,869,506
 reacquired 6,359,200)

       See accompanying notes to consolidated financial statements.


                        CHECKPOINT SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)

                                  Quarter                   Nine Months
                             (13 weeks) Ended            (39 weeks) Ended
                           ---------------------       ---------------------
                           Sept. 29,    Sept. 30,      Sept. 29,    Sept. 30,
                             2002         2001           2002         2001
                           --------     --------       --------     --------
                                              (Thousands)

Net earnings               $  6,374     $  4,361       $ 16,455     $ 14,092
Net loss on interest rate
 swap, net of tax              (473)           -           (684)           -
Foreign currency
 translation adjustment      (5,171)       7,947         15,323      (12,092)
                           --------     --------       --------     --------
Comprehensive income       $    730     $ 12,308       $ 31,094     $  2,000
                           ========     ========       ========     ========

       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                Nine Months (39 weeks) Ended
                                                ----------------------------
                                                  Sept. 29,       Sept. 30,
                                                    2002            2001
                                                  --------        --------
                                                         (Thousands)
Cash flows from operating activities:
Net earnings                                      $ 16,455        $ 14,092
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Revenue equipment under operating lease            (958)            989
   Long-term customer contracts                      1,792          (3,599)
   Depreciation and amortization                    23,636          33,017
(Increase)/decrease in current assets,
 net of the effects of acquired companies:
   Accounts receivable                              15,036          15,912
   Inventories                                       8,572          11,934
   Other current assets                               (134)          6,749
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                 (5,135)         (8,512)
   Income taxes                                     (2,555)         (5,304)
   Unearned revenues                                 6,441           3,424
   Restructuring reserve                            (9,661)         (8,908)
   Other current and accrued liabilities             5,344           1,592
                                                  --------        --------
Net cash provided by operating activities           58,833          61,386
                                                  --------        --------
Cash flows from investing activities:
Acquisition of property, plant and equipment        (4,559)         (7,551)
Acquisitions, net of cash acquired                    (681)        (13,486)
Other investing activities                           1,029           1,343
                                                  --------        --------
Net cash used in investing activities               (4,211)        (19,694)
                                                  --------        --------
Cash flows from financing activities:
Proceeds from stock issuances                        7,019          11,674
Proceeds of debt                                       754           6,686
Payment of debt                                    (68,177)        (39,926)
                                                  --------        --------
Net cash used in financing activities              (60,404)        (21,566)
                                                  --------        --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                        1,710            (562)
                                                  --------        --------
Net (decrease)/increase in cash and cash
 equivalents                                        (4,072)         19,564

Cash and cash equivalents:
   Beginning of period                              43,698          28,121
                                                  --------        --------
   End of period                                  $ 39,626        $ 47,685
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

The consolidated financial statements include adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at September 29, 2002 and December 30, 2001 and its results of operations and changes in cash flows for the thirteen and thirty-nine week periods ended September 29, 2002 and September 30, 2001.

Certain reclassifications have been made to the 2001 financial statements and related footnotes to conform to the 2002 presentation.

2.  INVENTORIES
                                  September 29,        December 30,
                                      2002                 2001
                                  ------------         -----------
                                            (Thousands)
           Raw materials            $  8,972            $ 10,631
           Work in process             3,779               3,619
           Finished goods             74,784              77,260
                                    --------            --------
                                    $ 87,535            $ 91,510
                                    ========            ========

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable overhead.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3.  LONG-TERM DEBT

Long-term debt at September 29, 2002 and December 30, 2001 consisted of the following:
                                            September 29,      December 30,
                                                2002               2001
                                            ------------       -----------
                                                      (Thousands)
   Six and one-half year EUR 244
    million variable interest rate
    collateralized term loan                  $ 92,796          $132,037
   Six and one-half year $25 million
    variable interest rate
    collateralized loan                          7,882             9,098
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility                              2,448            16,982
   Twenty-two and one-half year
    EUR 9.5 million capital lease                8,697             8,050
   Eight and one-half year
    EUR 2.7 million capital lease                1,715             1,764
   Other capital leases with maturities
    through 2006                                 1,503             1,996
                                              --------          --------
   Total                                       115,041           169,927
   Less current portion                        (23,100)          (27,839)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)        91,941           142,088
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $211,941          $262,088
                                              ========          ========

During the third quarter of 2002, unscheduled repayments of EUR 7.0 million (approximately $6.9 million) were made on the EUR 244 million collateralized term loan and the amount outstanding on the $100 million multi-currency revolving credit facility was reduced by JPY 1.9 billion (approximately $15.6 million). At September 29, 2002, EUR 95.3 million (approximately $92.8 million) and JPY 300 million (approximately $2.4 million) were outstanding under the EUR 244 million loan and $100 million multi-currency revolving credit facility, respectively.

On March 11, 2002, the Company entered into an interest rate swap to reduce the risk of significant Euro interest rate increases in connection with the floating rate debt under the senior collaterized multi-currency credit facility. The cash flow hedging instrument initially swapped EUR 50 million of variable rate debt for fixed rate debt. The interest rate swap is marked to market and the changes are recorded in other comprehensive income.

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

5.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potential dilutive common stock:
                                     Quarter                 Nine Months
                                (13 weeks) Ended          (39 weeks) Ended
                              ---------------------     ---------------------
                              Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                2002         2001         2002         2001
                              --------     --------     --------     --------
                                   (Thousands, except per share amounts)

BASIC EARNINGS PER SHARE:
Net earnings                  $  6,374     $  4,361     $ 16,455     $ 14,092
                              ========     ========     ========     ========
Weighted average common
 stock outstanding              32,403       31,654       32,193       31,064
                              ========     ========     ========     ========
Basic earnings
 per share                    $    .20     $    .14     $    .51     $    .45
                              ========     ========     ========     ========


DILUTED EARNINGS PER SHARE:
Net earnings                  $  6,374      $ 4,361     $ 16,455     $ 14,092
Add back:
 Interest on convertible debt,
  net of tax                       961          961        2,882        2,882
                              --------     --------     --------     --------
Net earnings available for
 common stock and diluted
 securities                   $  7,335     $  5,322     $ 19,337     $ 16,974
                              ========     ========     ========     ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Weighted average common
 stock outstanding              32,403       31,654       32,193       31,064
Additional common stock:
 Resulting from stock options      285          666          579          611
 Resulting from convertible
  debentures                     6,528        6,528        6,528        6,528
                              --------     --------     --------     --------
Weighted average common
 stock and dilutive
 stock outstanding              39,216       38,848       39,300       38,203
                              ========     ========     ========     ========

Diluted earnings per share    $    .19     $    .14     $    .49     $    .44
                              ========     ========     ========     ========



6.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended September 29, 2002 and September 30, 2001 were as follows:

                                     Quarter                 Nine Months
                                (13 weeks) Ended          (39 weeks) Ended
                             ---------------------      ---------------------
                             Sept. 29,    Sept. 30,     Sept. 29,    Sept. 30,
                               2002         2001          2002         2001
                             --------     --------      --------     --------
                                               (Thousands)

Interest                     $  2,248     $  3,758      $  9,742     $ 15,144
Income taxes                 $  4,234     $    199      $  7,493     $ 12,732

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
                    =======       =======       ========       =======

                    Accrual                       Cash        Accrual
                       at         Decrease       Payments        at
                    March 31,        in       (and Exchange   June 30,
                      2002        Goodwill     Rate Changes)    2002
                    --------      --------     ------------   --------
                                        (Thousands)
Severance and
 other employee
 related charges    $ 6,021       $     -       $ (1,061)      $ 4,960
Lease termination
 costs                2,757             -           (384)        2,373
                    -------       -------       --------       -------
                    $ 8,778       $     -       $ (1,445)      $ 7,333
                    =======       =======       ========       =======

                                                           Cash
                                                         Payments
                   Accrual            Charge               (and    Accrual
                     at     Charged  Reversed  Decrease  Exchange     at
                   June 30,    to       to        in       Rate    Sept. 29,
                    2002    Earnings Earnings  Goodwill  Changes)    2002
                   -------  -------- --------  --------  --------  --------
                                        (Thousands)
Severance and
 other employee
 related charges   $ 4,960  $   704  $ (2,446) $      -  $   (679) $  2,539
Lease termination
 costs               2,373        -        (3)        -      (104)    2,266
                   -------  -------  --------  --------  --------  --------
                   $ 7,333  $   704  $ (2,449) $      -  $   (783) $  4,805
                   =======  =======  ========  ========  ========  ========


In the third quarter of 2002, the Company recorded in cost of revenues a restructuring charge of $0.7 million for severance costs related to cost reductions in hand-held labeling (HLS) and barcode labeling (BCS) manufacturing.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


The Company, as a result of changes in management and the renegotiation of contracts on more favorable terms, reviewed and modified the fourth quarter 2001 restructuring plans in order to reduce the future cash outlay necessary to execute the restructuring. This resulted in the reversal of $2.4 million of the restructuring accrual in the third quarter of 2002. Of this amount, $1.5 million was credited to cost of revenues and $0.9 million to other operating expenses in the quarter.

At the end of the third quarter 2002, 270 of the 326 planned employee terminations, related to the 2001 restructuring, had occurred. The restructuring will be substantially complete by the first half of 2003. All employees included in the current period charge had left the Company at the end of the third quarter 2002. Termination benefits are being paid out over a period of 1 to 24 months after termination.

During the first quarter of 2002, the Company was able to negotiate the termination of a lease for an office/warehouse facility on more favorable terms than originally estimated. This resulted in a decrease in goodwill related to the acquisition of Meto AG of $0.7 million.


8.  OTHER OPERATING EXPENSES

Other operating expenses is comprised of the following amounts:

                                     Quarter                 Nine Months
                                (13 weeks) Ended          (39 weeks) Ended
                              ----------------------    ---------------------
                              Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                2002         2001         2002         2001
                              --------     --------     --------     --------
                                                (Thousands)


Restructuring costs           $      -     $      -     $      -     $  1,607

Restructuring charge
 reversal                         (904)           -         (904)           -
                              --------     --------     --------     --------
                              $   (904)    $      -     $   (904)    $  1,607
                              ========     ========     ========     ========

Restructuring costs and the restructuring charge reversal are discussed in
Note 7.

In addition to the reversal indicated above, cost of revenues for the third quarter of 2002 includes a $1.5 million restructuring charge reversal offset by a restructuring charge of $0.7 million for severance costs (see Note 7) and an asset impairment charge of $0.5 million for leasehold improvements abandoned due to the vacation of a facility. The charges are related to cost reductions in hand-held labeling (HLS) and barcode labeling (BCS) manufacturing.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9.  CONTINGENT LIABILITIES

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

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

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26,390,000 and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1 and August 14, 2002, the Company filed briefs in support of its Motion for Post-Trial Relief. The Company also filed a Motion to Vacate Judgement on Antitrust Claims Due to Lack of Subject Matter Jurisdiction on August 14, 2002. Management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. No liability has been recorded for this litigation as Management believes that, at this time, the reasonably possible range of the contingent liability is between zero and $80 million. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Management anticipates that the final judgement, if any, would not be paid prior to the end of 2003 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

The Company continues to wait for the United States District Court for the Eastern District of Pennsylvania to rule on the various Post-Trial Motions filed in the ID Security Systems Canada Inc. case. Management anticipates that, regardless of how the Court rules, the case will be appealed to the Third Circuit Court of Appeals.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization, and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as follows:

On August 1, 2002, a civil action was filed in United States District Court for the Eastern District of Pennsylvania, designated as Civil Action No. 02-6379(ER) by plaintiff Diane Furs, Inc. t/a Diane Furs against Checkpoint Systems, Inc. and served on August 21, 2002. On August 21, 2002, a Notice of Substitution of Plaintiff and Filing of Amended Complaint was filed by the plaintiff, and the named plaintiff was changed to Medi-Care Pharmacy, Inc.

On August 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-3730(JEI) by plaintiff Club Sports International, Inc., d/b/a Soccer CSI against Checkpoint and served on August 26, 2002.

On October 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777(JBS) by plaintiff Baby Mika, Inc. against Checkpoint and served on October 7, 2002.

On October 23, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5001 (JEI) by plaintiff Washington Square Pharmacy, Inc. against Checkpoint and served on November 1, 2002.

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and it is expected to be re-filed in New Jersey and be included in the Stay Order. The Stay is expected to remain in place until such time as the ID Security Systems case, referred to above, is either terminated or any appeals have been exhausted in the Third Circuit Court of Appeals. No liability has been recorded for any of the purported class action suits as Management believes that, at this time, the lower end of the reasonably possible range of the contingent liability is zero.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


10.  BUSINESS SEGMENTS

                                       Quarter                Nine Months
                                  (13 weeks) Ended         (39 weeks) Ended
                                 -------------------      -------------------
                                 Sept. 29,  Sept. 30,     Sept. 29,  Sept. 30,
                                   2002       2001          2002       2001
                                 --------   --------      --------   --------
                                                 (Thousands)
Business segment net revenue:
   Security                      $102,805   $ 93,535      $281,089   $285,116
   Labeling Services               33,152     31,915       106,850    103,855
   Retail Merchandising            22,843     29,872        75,239     92,261
                                 --------   --------      --------   --------
Total                            $158,800   $155,322      $463,178   $481,232
                                 ========   ========      ========   ========
Business segment gross profit:
   Security                      $ 45,174   $ 37,247      $122,993   $114,992
   Labeling Services               10,147      9,426        32,685     30,932
   Retail Merchandising            10,292     16,089        35,449     50,308
                                 --------   --------      --------   --------
Total                            $ 65,613   $ 62,762      $191,127   $196,232
                                 ========   ========      ========   ========

11.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

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

As of September 29, 2002, the Company had intangible assets with a net book value of $50.6 million that have a gross carrying value of $80.2 million and accumulated amortization of $29.6 million.

The following table reflects the components of intangible assets as of September 29, 2002:

                                               Gross
                                Amortizable   Carrying   Accumulated
                                Life (years)   Amount   Amortization
                                -----------   --------  ------------
                                             (Thousands)
Customer lists                        20        $25,311      $ 9,851
Trade name                            30         23,537        2,158
Patents, license agreements      5 to 14         30,443       17,253
Other                             3 to 6            951          372
                                                -------      -------
                                                $80,242      $29,634
                                                =======      =======

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $3.9 million and $4.2 million of amortization expense in the first nine months of fiscal 2002 and 2001, respectively.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


The changes in the carrying amount of goodwill for the nine months ended September 29, 2002, are as follows:

                                   Labeling        Retail
                     Security      Services     Merchandising     Total
                     --------      --------     -------------    -------
                                     (Thousands)
Balance as of
 beginning of
 fiscal year 2002
 (December 31, 2001)  $81,833       $65,650       $ 92,158      $239,641
Goodwill acquired
 during year              667             -              -           667
Impairment losses           -             -              -             -
Exchange rate changes
 and other              2,371         3,771          9,121        15,263
                      -------       -------       --------      --------
Balance as of
 September 29, 2002   $84,871       $69,421       $101,279      $255,571
                      =======       =======       ========      ========


In accordance with SFAS 141, the Company has reclassified an intangible asset, "workforce in place", with a net book value of $8.5 million from intangibles to goodwill effective December 31, 2001.

Pursuant to SFAS 142, the Company performed a transitional assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The assessment has indicated that there is a potential goodwill impairment in each business segment. The Company is in the process of completing the second step of the transitional goodwill impairment test. Any resulting impairment charge will be recognized as a change in accounting principle in fiscal 2002.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Net income and earnings per share for the thirteen and thirty-nine week periods ended September 29, 2002, and September 30, 2001, excluding amortization for goodwill and "workforce in place", is presented below along with the adjusted net income and earnings per share as required under the transition provisions of SFAS 142:
                                       Quarter                Nine Months
                                  (13 weeks) Ended         (39 weeks) Ended
                                --------------------     --------------------
                                Sept. 29,   Sept. 30,    Sept. 29,   Sept. 30,
                                  2002        2001         2002        2001
                                --------    --------     --------    --------
                                     (Thousands, except per share amounts)

Net income                       $ 6,374     $ 4,361      $16,455     $14,092
Add back:
   Goodwill/workforce in place
    amortization, net of tax           -       2,660            -       7,992
                                 -------     -------      -------     -------
Adjusted basic net income        $ 6,374     $ 7,021      $16,455     $22,084
                                 =======     =======      =======     =======

Basic earnings per share:
   Net income                    $   .20     $   .14      $   .51     $   .45
   Goodwill/workforce in place
    amortization, net of tax           -         .08            -         .26
                                 -------     -------      -------     -------
Adjusted basic net income        $   .20     $   .22      $   .51     $   .71
                                 =======     =======      =======     =======


Net earnings available for
 common stock and diluted
 securities                        7,335       5,322       19,337      16,974
Add back:
   Goodwill/workforce in place
    amortization, net of tax           -       2,660            -       7,992
                                 -------     -------      -------     -------
Adjusted net earnings available
 for common stock and diluted
 securities                      $ 7,335       7,982       19,337     $24,966
                                 =======     =======      =======     =======

Diluted earnings per share:
   Diluted net income            $   .19     $   .14      $   .49     $   .44
   Goodwill/workforce in place
    amortization, net of tax           -         .07           -          .21
                                 -------     -------      -------     -------
Adjusted diluted net income (1)  $   .19     $   .21      $   .49     $   .65
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the Company's ability to maintain its intellectual property; (8) competitive pricing pressures causing profit erosion; (9) the availability and pricing of component parts and raw materials; (10) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (11) changes in regulations or standards applicable to the Company's products; (12) unanticipated liabilities or expenses; (13) adverse determinations in the ID Security Systems Canada Inc. litigation and any other pending litigation affecting the Company; and (14) the impact of adverse determinations in the ID Security Systems Canada Inc. litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, and the Company's other Securities and Exchange Commission filings.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Third Quarter 2002 Compared to Third Quarter 2001
-------------------------------------------------

     Net Revenues

Net revenues for the third quarter of 2002 increased $3.5 million (or 2.2%) over the third quarter of 2001 (from $155.3 million to $158.8 million). Excluding the impact of foreign exchange of approximately $6.9 million, net revenues decreased 2.2% over the comparable quarter in 2001. Continued softness in retail demand resulted in weaker sales in the labeling services and retail merchandising segments. This was partially offset by increases in the security segment, primarily in the CCTV, Fire and Intrusion group in the United States and continuing momentum in the global security source tagging program.

     Cost of Revenues

Cost of revenues increased approximately $0.6 million (or 0.7%) over the third quarter of 2001 (from $92.6 million to $93.2 million). As a percentage of net revenues, cost of revenues decreased from 59.6% to 58.7%. Excluding a restructuring charge of $0.7 million, an asset impairment of $0.5 million, and a restructuring charge reversal of $1.5 million (see Notes 7 and 8 of the consolidated financial statements), cost of revenues as a percentage of net revenues was 58.9%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to lower manufacturing costs, primarily at the Company's Caribbean facilities.

     Selling, General, and Administrative and Other Operating Expenses

SG&A expenses increased $3.2 million (or 6.5%) over the third quarter of 2001 (from $50.1 million to $53.3 million). The increase is primarily the result of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation, partially offset by reduced amortization expense. Following the Company's adoption of Financial Accounting Standard No. 142 (SFAS 142) on December 31, 2001, SG&A for fiscal 2002 does not include any goodwill amortization. In the third quarter of 2001, goodwill and workforce in place amortization was $2.7 million. As a percentage of net revenues, SG&A expenses increased from 32.2% to 33.6%. Other operating expenses in the third quarter of 2002 related to a restructuring charge reversal as a result of changes in the fourth quarter 2001 restructuring plans, which will reduce the cash outlay necessary to execute the restructuring.

     Other Loss, net

Other loss, net represented a net foreign exchange loss of $0.4 million and $0.8 million for the third quarters of 2002 and 2001, respectively.

     Interest Expense and Interest Income

Interest expense for the third quarter of 2002 decreased $1.4 million from the comparable quarter in 2001 (from $5.2 million to $3.8 million) due to debt repayment and declining Euro interest rates. Interest income for the third quarter of 2002 decreased by $0.2 million from the comparable quarter in 2001 (from $0.6 million to $0.4 million) as a result of lower interest rates on invested cash.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


     Income Taxes

The effective tax rate for the third quarter of 2002 was 32.0%. The effective tax rate during the third quarter of 2001 was 39.0%. The lower tax rate results primarily from the Company's adoption of Financial Accounting Standards No. 142 (SFAS 142) on December 31, 2001 (fiscal year 2002) as the goodwill amortization expense in 2001 was not tax-deductible.

     Net Earnings

Net earnings for the third quarter of 2002 were $6.4 million or $.19 per diluted share. Net earnings for the third quarter of 2001 were $4.4 million or $.14 per diluted share. Excluding the amortization of goodwill and workforce in place, net earnings for the third quarter of 2001 were $7.0 million or $.21 per diluted share.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


First Nine Months 2002 Compared to First Nine Months 2001
---------------------------------------------------------

     Net Revenues

Net revenues for the first nine months of 2002 decreased $18.0 million (or 3.8%) over the first nine months 2001 (from $481.2 million to $463.2 million). Excluding the benefit from foreign exchange of $4.9 million, revenue decreased 4.8% for the first nine months of year 2002 over the comparable period for year 2001. The decrease in revenue was caused by lower security and retail merchandising sales volumes in Europe and the United States, as well as all business segments in South America, due to a deterioration in economic conditions in the first nine months of 2002 compared to 2001.

     Cost of Revenues

Cost of revenues decreased approximately $12.9 million (or 4.5%) over the first nine months of 2001 (from $285.0 million to $272.1 million). As a percentage of net revenues, cost of revenues decreased from 59.2% to 58.7%. The decrease in the Company's cost of revenues as a percentage of sales is attributable to lower manufacturing costs, primarily at the Company's Caribbean and U.S. manufacturing facilities.

     Selling, General, and Administrative and Other Operating Expenses

SG&A expenses increased $1.6 million (or 1.0%) over the first nine months of 2001 (from $155.5 million to $157.1 million). The increase is the result of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation partially offset by reduced amortization expense. Following the Company's adoption of Financial Accounting Standard No. 142 (SFAS 142) on December 31, 2001, SG&A for fiscal 2002 does not include any goodwill amortization. In the first nine months of 2001, goodwill and workforce in place amortization was $8.0 million. As a percentage of net revenues, SG&A expenses increased from 32.3% to 33.9%. Other operating expenses in 2002 related to a restructuring charge reversal as a result of changes in the fourth quarter 2001 restructuring plans, which will reduce the cash outlay necessary to execute the restructuring. The other operating expenses in 2001 related to the exit of certain business segments in Belgium as well as costs associated with executive management changes.

     Other Loss, net

Other loss, net represented a net foreign exchange loss of $0.5 million and $0.8 million for the first nine months of 2002 and 2001, respectively.

     Interest Expense and Interest Income

Interest expense for the first nine months of 2002 decreased $5.6 million from the comparable period in 2001 (from $17.1 million to $11.5 million) due to debt repayment and declining Euro interest rates. Interest income for the first nine months of 2002 decreased by $0.8 million from the comparable period in 2001 (from $2.1 million to $1.3 million) as a result of lower interest rates on invested cash.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


     Income Taxes

The effective tax rate for the first nine months of 2002 was 32.0%. The effective tax rate during the first nine months of 2001 was 39.0%. The lower tax rate results primarily from the Company's adoption of Financial Accounting Standards No. 142 (SFAS 142) on December 31, 2001 (fiscal year 2002) as the goodwill amortization expense in 2001 was not tax-deductible.

     Net Earnings

Net earnings for the first nine months of 2002 were $16.5 million or $.49 per diluted share. Net earnings for the first nine months of 2001 were $14.1 million or $.44 per diluted share. Excluding the amortization of goodwill and workforce in place, net earnings for the first nine months of 2001 were $22.1 million or $.65 per diluted share.

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

The Company's operating activities generated approximately $58.8 million during the first nine months of 2002 compared to $61.4 million in the same period in 2001. This change from the prior year was primarily attributable to a decrease in earnings before depreciation and amortization partially offset by a reduction in income taxes paid. In the second quarter of 2001, a legacy Meto German tax liability of $10.0 million was satisfied.

At September 29, 2002, EUR 95.3 million (approximately $92.8 million) and
$7.9 million were outstanding under the Company's senior secured facility. This facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $100 million equivalent multi-currency revolving line of credit. The outstanding borrowings under the revolving credit facility at September 29, 2002, were JPY 300 million (approximately $2.4 million). During the third quarter of 2002, unscheduled repayments of EUR 7.0 million (approximately $6.9 million) were made on the multi-currency term note and JPY 1.9 billion (approximately $15.6 million) were made on the multi-currency revolving line of credit in order to reduce the Company's leverage and corresponding interest expense.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


The Company is currently appealing the verdict (see Note 9 of the consolidated financial statements) and has posted a bond in the amount of $26.4 million and placed into escrow 3,179,600 shares of the Company's treasury stock. Management anticipates that the final judgement, if any, would not be paid prior to the end of 2003 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement. The posting of additional security during the appeals process, the recording of a liability, or a final judgement, could cause the Company to be in default of certain bank covenants. In this event, Management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While Management believes it would be successful in pursuing these alternatives, there can be no assurance of success, in which case the Company's financial condition could be materially adversely affected.

Capital Expenditures

The Company's capital expenditures during the first nine months of fiscal 2002 totaled $4.6 million compared to $7.6 million during the first nine months of fiscal 2001. The Company anticipates its capital expenditures to approximate $8 million in 2002.

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

As of September 29, 2002, the Company had currency exchange forward contracts totaling approximately $18.3 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts for its operations in South America and Asia.

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


Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

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

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26,390,000 and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1 and August 14, 2002, the Company filed briefs in support of its Motion for Post-Trial Relief. The Company also filed a Motion to Vacate Judgement on Antitrust Claims Due to Lack of Subject Matter Jurisdiction on August 14, 2002. Management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. No liability has been recorded for this litigation. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition.

The Company continues to wait for the United States District Court for the Eastern District of Pennsylvania to rule on the various Post-Trial Motions filed in the ID Security Systems Canada Inc. case. Management anticipates that, regardless of how the Court rules, the case will be appealed to the Third Circuit Court of Appeals.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization, and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as follows:

On August 1, 2002, a civil action was filed in United States District Court for the Eastern District of Pennsylvania, designated as Civil Action No. 02-6379(ER) by plaintiff Diane Furs, Inc. t/a Diane Furs against Checkpoint Systems, Inc. and served on August 21, 2002. On August 21, 2002, a Notice of Substitution of Plaintiff and Filing of Amended Complaint was filed by the plaintiff, and the named plaintiff was changed to Medi-Care Pharmacy, Inc.

On August 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-3730(JEI) by plaintiff Club Sports International, Inc., d/b/a Soccer CSI against Checkpoint and served on August 26, 2002.

On October 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777(JBS) by plaintiff Baby Mika, Inc. against Checkpoint and served on October 7, 2002.

On October 23, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5001 (JEI) by plaintiff Washington Square Pharmacy, Inc. against Checkpoint and served on November 1, 2002.

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and it is expected to be re-filed in New Jersey and be included in the Stay Order. The Stay is expected to remain in place until such time as the ID Security Systems case, referred to above, is either terminated or any appeals have been exhausted in the Third Circuit Court of Appeals. No liability has been recorded for any of the purported class action suits.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1     Employment Agreement with George W. Off

     10.2     Employment Agreement with John E. Davies

     10.3     First Amendment to Employment Agreement with John E. Davies

     10.4     Employment Agreement with Per H. Levin

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002


(b)  Reports on Form 8-K

     On August 19, 2002, the Company filed a Current Report on Form 8-K attaching a press release dated August 15, 2002, announcing the elections of George W. Off as Chairman of the Board of Directors and Chief Executive Officer, R. Keith Elliott as Lead Independent Director of the Board; and W. Craig Burns to the Board.

     On August 30, 2002, the Company filed a Current Report on Form 8-K attaching a press release dated August 29, 2002, announcing management changes.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns
----------------------------                          November 14, 2002
Executive Vice President,
Chief Financial Officer and Treasurer


/s/ Arthur W. Todd
----------------------------                          November 14, 2002
Vice President, Corporate Controller
and Chief Accounting Officer

                                  CERTIFICATION


I, George W. Off, Chairman of the Board and Chief Executive Officer of Checkpoint Systems, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Checkpoint Systems, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               By: /s/ George W. Off
                                   ------------------------------------
                               Name:  George W. Off
                               Title: Chairman of the Board and
                                      Chief Executive Officer

Date: November 12, 2002

                                  CERTIFICATION


I, W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer of Checkpoint Systems, Inc., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Checkpoint Systems, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               By: /s/ W. Craig Burns
                                   --------------------------------
                               Name:  W. Craig Burns
                               Title: Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer


Date: November 14, 2002

                                INDEX TO EXHIBITS


Exhibit    Description
-------    -----------

    10.1   Employment Agreement with George W. Off.

    10.2   Employment Agreement with John E. Davies

    10.3   First Amendment to Employment Agreement with John E. Davies

    10.4   Employment Agreement with Per H. Levin

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002