Form 10-K
period 2002-12-29
CHECKPOINT SYSTEMS INC
filed 2003-03-28
CIK 215419

1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 29, 2002 Commission File No. 1-11257

                         CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

     Pennsylvania                                22-1895850
(State of Incorporation)             (IRS Employer Identification No.)
   101 Wolf Drive, PO Box 188, Thorofare, New Jersey       08086
   -------------------------------------------------       -----
      (Address of principal executive offices)           (Zip Code)

                             856-848-1800
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

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

                        Yes X    No
                           ---     ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                 X
                                ---

Indicate by check mark whether the Registrant is an accelerated filer, (as defined in Rule 12b-2 of the Act).

                        Yes X    No
                           ---     ---
As of June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $377,177,000.

As of March 5, 2003, there were 32,720,051 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Certain portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held on May 1, 2003.

This report may include information that could constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements.



                                     PART I

Item 1. BUSINESS

Checkpoint Systems, Inc. (Company) is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. The Company provides technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide.

Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, the Company has built the necessary infrastructure to be a single source for identification and shrink management solutions worldwide.

The Company is a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, barcode labeling systems (BCS), retail display systems (RDS), and hand-held labeling systems
(HLS). The Company's labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial international growth, primarily through acquisitions, and now operates directly in 30 countries. Products are principally developed and manufactured in-house and sold through direct distribution.

The Company's products and services can be segmented into three groups:

Security

The Company's largest business is retail security. Its diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities with impulse buying. Offering both its own proprietary RF-EAS and EM-EAS technologies, the Company holds approximately a 42% share of worldwide EAS installations. Systems for closed-circuit television (CCTV), fire and intrusion, and access control, also fall within the security business segment. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to premier retailers around the world. Retail security represents approximately 62% of the Company's business.

Labeling Services

Labeling services is the Company's second largest business, generating approximately 22% of the Company's revenues in 2002. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a radio frequency identification (RFID) circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. The Company supports these objectives with its high-quality tag and label production, a global service bureau network (Check-Net(R)) of e-commerce-enabled capabilities, high-speed barcode labeling printing systems, and EAS and RFID technology. Increasingly, the market seeks to move toward more sophisticated tag solutions that incorporate RFID components that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers.

Retail Merchandising

Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden the Company's reach among retailers and enable the Company to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of retailers introducing scanning, the Company's HLS products are serving a declining market. Retail merchandising represents approximately 16% of the Company's business.

BUSINESS STRATEGY

The Company's business strategy focuses on providing comprehensive, single-source solutions that help retailers, manufacturers, and distributors, identify, track, and protect their assets throughout the entire supply chain. Innovative new products and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. The Company will seek to continue its leadership position in certain key hard goods markets, expand its market share in the soft goods markets, and maximize its position in under-penetrated markets. The Company will also continue to capitalize on its installed base of large global retailers to aggressively promote source tagging. Furthermore, the Company plans to leverage its knowledge of RF and identification technologies to assist retailers in realizing the benefits of RFID.

To achieve these objectives, the Company will work to continually enhance and expand its technologies and products, and provide superior service to its customers. The Company is focused on providing its customers with a wide variety of integrated shrink management, labeling, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the retailer, manufacturer, and distributor.



COMPANY HISTORY

Founded in 1969, the Company was incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed the Company's common stock to Logistics' shareholders as a dividend.

Historically, the Company has expanded its business both domestically and internationally through acquisitions, internal growth using wholly-owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995, the Company completed two key acquisitions which gave it direct access into Western Europe. The Company acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies engaged in the manufacture, distribution, and sale of EAS systems throughout Europe.

In December 1999, the Company acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. The acquisition doubled the Company's revenues, increased its breadth of product offerings, and increased its global reach.

In January 2001, the Company acquired A.W. Printing Inc., a Houston, Texas-based printer of tags, labels, and packaging material for the apparel industry.


PRODUCTS AND OFFERINGS

SECURITY

Electronic Article Surveillance

EAS systems have been designed to act as a deterrent to control the problem of merchandise theft in retail stores and libraries. The Company's diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.

The Company offers a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags and labels. The Company's EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing radio frequencies (RF), signal strengths, and other factors.

The Company markets its family of RF-EAS and EM-EAS systems under various brand names including Liberty(TM), 3G (3rd Generation), Strata(R), QS series, and EM series.

The Liberty and 3G systems use Digital Signal Processing(TM) (DSP) technology, along with Advanced Digital Discrimination(TM) (ADD/RF) filtering technology and newly integrated wireless communications capabilities. These systems are capable of communicating vital information on system performance and store activities. The Liberty, 3G, and Strata families can protect aisle widths of twelve feet using only two sensors.

RF deactivation units disarm the disposable tag to prevent recognition by the sensors located at the exits. Deactivation usually occurs at the point-of-sale. The Company's patented integrated scan/deactivation products provide simultaneous reading of the barcode information, while deactivating the tag in one single step at the point-of-sale.

Disposable security tags include pressure-sensitive adhesive labels or hang tickets. The Company provides tags compatible with a wide variety of standard price-marking and barcoding printers to combine pricing, merchandising, protection, and data collection in a single step.

Under the Company's source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. Approximately 3,000 suppliers worldwide are participating in this program.

The Company markets an extensive line of reusable security tags that protect apparel items, as well as entertainment products. The reusable product line consists of plastic hard tags, ink tags, and SAFER(R) security cases for entertainment products.

CCTV, Fire and Intrusion Systems

The Company offers a broad line of closed-circuit television products along with its EAS products, providing a high-value systems solution package for retail environments. The Company's video surveillance solutions, including digital video technology, address shoplifting and internal theft, as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote tele-surveillance.

The Company's custom-designed fire and intrusion systems provide protection against internal and external theft, completing the line of loss prevention solutions. The systems can be included in the Company's US-based 24-hour Central Station Monitoring Service.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. These sophisticated software-driven electronic access control systems offer integrated facility control for small to large building complexes and include features to protect people and track assets.

LABELING SERVICES

Barcode Labeling Systems

The Company is one of the largest providers of global tag and label printing services. Brand tags and labels are printed and supplied to the apparel industry worldwide. These products help retailers and manufacturers merchandise their brand identification along with critical variable data including size, color, and pricing. Many printing technologies are used to support the apparel industry including offset, flexographic, and digital printing. Bar codes are also used extensively with these tags and labels.

The Company offers both turnkey in-house barcode printing systems (laser and thermal printers) and a worldwide service bureau network (Check-Net) that can supply customers with integrated custom tags and labels with variable data. In addition, these tags and labels can be further integrated with RF substrates for EAS functions. This highly integrated tag incorporating brand identification, variable data, and RF functionality offers significant value to the apparel industry. Barcoding data is widely used in retail stores, supermarkets, warehouses, manufacturing, libraries, and other environments where inventory identification and tracking are critical.

The Company offers two thermal printing technologies, thermal direct printing and thermal transfer printing. The Company also offers high-speed laser printers targeted to manufacturers, as well as retail distribution and logistics centers. Laser printers offer superior print quality and high throughput for such applications as price marking and product identification, integrated tags and labels, shelf mark labels, pick tickets, tracking or inventory labeling, and shipping and compliance labels. The Company's thermal and laser printers generate a recurring revenue stream from consumables, documents, and service contracts.

Check-Net (Service Bureau)

The Company has a global service bureau network of 29 locations worldwide which supplies customers with customized retail apparel price tags and labels at the manufacturing location. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags.

Check-Net's web-enabled capabilities provide on-time, on-demand printing of custom labels with variable data. The Company's Check-Net service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers of this caliber in the world.

In addition to its own label integration and service bureau capabilities, the Company has strategic working relationships with other label integrators.

RFID System Solutions

Radio frequency identification is an auto-ID technology. RFID tags, or "intelligent tags", contain an integrated circuit (IC) powered by a radio frequency circuit. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, without line-of-sight requirements. Through strategic R&D investments, the Company has established a product line of sophisticated RFID intelligent library solutions that offer strong features and benefits compared to competitive offerings. This development puts the benefits of RFID in reach of the retail and library markets. The Performa(R) family of RFID products of tags and readers, introduced in 1999, provides effective solutions for a variety of applications in the auto-ID marketplace.

RETAIL MERCHANDISING

Hand-held Labeling Systems

Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to diminish. The Company has a majority market share in Europe.

Retail Display Systems

Retail display systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where in-store price promotion is an important factor. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, as well as Turn-O-Matic(R), a customer priority system.

PRINCIPAL MARKETS AND MARKETING STRATEGY

Through its security business segment, the Company markets EAS and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (apparel), libraries, and consumer product manufacturers through its source tagging program.

The Company enjoys significant market share, particularly in the supermarket, drug store, mass merchandiser, and hypermarket market segments. Some of its diverse worldwide customers include; Best Buy, Circuit City Stores, Kohl's Department Stores, Linens `n Things, Sears, Target Corporation, Walgreen Co., and Winn Dixie, Inc. in the USA; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q and Super Drug in the United Kingdom; Alcampo, Carrefour, El Corte Ingles, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarche in France; Metro Group in Germany; Woolworths in Australia; and Don Quixote in Japan.

Industry sources estimate that "shrinkage" (the value of goods which is not paid for) is a $25-35 billion annual problem for the North American retail industry and a $30-45 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft. Sophisticated data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly control shrinkage and increase profitability.

In addition to providing retail security solutions, the Company provides a wide variety of integrated shrink management, labeling services, and retail merchandising solutions to manufacturers and retailers worldwide. This entails a broadened focus within the entire retail supply chain by providing branding, tracking, and shrink management solutions to retail stores, distribution centers, and consumer product and apparel manufacturers worldwide.

The Company is focused on providing its customers with a wide variety of integrated shrink management, labeling services, and retail merchandising solutions. More specifically, the Company's strategy includes the following:

    - open new and expand existing retail accounts with new products that will increase penetration with integrated value-added solutions for labeling, security, and merchandising

    - establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis

    - expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling

    - continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies

    - assist retailers in understanding the benefits and implementation of the new Electronic Product Code (EPC) using RFID technology

The Company promotes its products primarily through:

    - ease of integration into the retail environment - emphasizing source tagging benefits - serving as a single point of contact for auto-ID and EAS labeling and ticketing needs
    - providing total loss prevention solutions to the retailer - direct sales efforts and targeted trade show participation - superior service and support capabilities

During 2002, approximately 3,000 worldwide manufacturers participated in the Company's source tagging program. Strategies to increase acceptance of source tagging are as follows:

    - increase installation of RF-EAS and EM-EAS equipment on a chain-wide basis with leading retailers around the world
    - offer integrated tag solutions, including custom tag conversion that address the needs of branding, tracking, and loss prevention
    - assist retailers in promoting source tagging with vendors - broaden penetration of existing accounts by promoting the Company's in-
      house printing, global service bureau network (Check-Net), and labeling solution capabilities
    - support manufacturers and suppliers to speed implementation
    - expand RF tag technologies and products to accommodate the needs of the packaging industry
    - develop evolution and compatibility with RFID technologies

In anticipation of the needs of the Company's retail and supply chain customers, the Company is utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with the Company's RF circuit to deliver a RFID tag capable of storing, processing, and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology.

DISTRIBUTION

Electronic Article Surveillance

The Company sells its EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. During 2002, 97% of total North American EAS revenues was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international sales operations are currently located in 18 countries in Europe, and in Argentina, Australia, Brazil, Canada, Hong Kong, Japan, Malaysia, Mexico, and New Zealand.

Independent distributors accounted for 3% of the Company's EAS revenues outside the USA during 2002. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory.

CCTV, Fire and Intrusion Systems

The Company markets CCTV systems and services in selected countries throughout the world using its own sales staff. These products and services are provided to both the Company's existing EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the USA through a direct salesforce.

Access Control Systems

The Company's access control products group sales personnel market electronic access control products to 240 independent dealers, primarily located in the USA. The Company employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

Labeling Services and Retail Merchandising

The Company has approximately 100,000 customers worldwide in the labeling services and retail merchandising businesses. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY (Do-It-Yourself), department stores, textile retailing, and garden centers.

Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products, or if the complexity or size of the business demands, a dedicated business specialist.

Salespeople

The Company presently employs more than 600 salespeople worldwide. The Company invests heavily in sales training programs and experiences little turnover among its top performers.

Backlog

The Company's backlog of orders was approximately $39.0 million at December 29, 2002 compared to approximately $40.1 million at December 30, 2001. The Company anticipates that substantially all of the backlog at the end of 2002 will be delivered during 2003. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's EAS and business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

TECHNOLOGY

The Company believes that its patented and proprietary technologies are important to its business and future growth opportunities, and provide it with distinct competitive advantages. The Company holds or licenses over 1,000 patents and proprietary technologies relating to its products and their manufacture. The Company continually evaluates its domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of the Company's revenues is derived from products or technologies which are patented or licensed. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company. The Company's competitive position is also supported by its extensive manufacturing experience and know-how.

Electronic Article Surveillance

On October 1, 1995, the Company acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. (ADL) for $1.9 million plus a royalty of 1.0% to 1.5% of future RF-EAS products sold through 2008.

The Company, with its acquisition of Meto, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EM markers, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2004, 2014, and 2004, respectively.

The Company also licenses technologies relating to certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by the Company to be material.

Access Control Systems

The Company pays royalties relative to the feature set embedded within certain software products. These agreements are renewed annually and average approximately between 1% and 2% of access control systems revenues.

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

For RF sensor production, the Company purchases raw materials from outside suppliers and assembles electronic components at its facilities in Puerto Rico for the majority of its sensor product lines. Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. For its EAS tag production, the Company purchases raw materials and components from suppliers and completes the manufacturing process at its facilities in Puerto Rico, Japan (disposable tags), Germany (disposable tags), the Dominican Republic (reusable tags), and the Netherlands (disposable tags). The Company sold approximately 3.6 billion disposable tags in 2002 and has the capacity to produce approximately 7 billion disposable tags per year. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by the Company are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price. Three EAS systems suppliers are considered as strategic partners. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

CCTV, Fire and Intrusion Systems

The Company is primarily an integrator of CCTV, fire and intrusion components manufactured by others. In the USA, the Company does manufacture the pan/tilt/zoom dome camera. The software component of the system is added during product assembly at the Company's operational facilities.

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

Labeling Services and Retail Merchandising

The Company manufactures labels, tags, and hand-held tools. The Company's main production facilities are located in Germany, the Netherlands, the USA, and Malaysia. Local production facilities are also situated in Australia, Finland, Hong Kong, New Zealand, Spain, Sweden, and the United Kingdom. Manufacturing in Germany is focused on print heads for HLS tools and labels for the HLS and BCS product areas. The Company's facilities in the Netherlands and in the USA manufacture labels and tags for laser overprinting, thermal labels, and support the Check-Net service bureau network worldwide. HLS labels are also manufactured in the USA. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

Three BCS printer suppliers are considered as strategic partners. Supplies from other smaller suppliers are being combined where possible.


Competition

Electronic Article Surveillance

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Tyco International Ltd., which acquired Sensormatic Electronics Corporation in 2001. Tyco is a diversified manufacturing and service company with interests in electrical and electronic components, telecommunications systems, fire protection systems and electronic security services, medical device products, plastics and adhesives. Tyco's 2002 revenues were approximately $36 billion. Tyco's ADT security division (including the former Sensormatic Corporation) holds approximately a 44% share of the worldwide EAS installed base. Management estimates that the Company's market share of installed systems in the EAS industry is approximately 42%.

Within the US market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and 3M Company, principally in the library market. Within the Company's international markets, mainly Europe, NEDAP and Tyco are the Company's most significant competitors.

The Company believes that its product line offers more diversity than its competition in protecting products with a variety of disposable and reusable tags and labels, integrated scan/deactivation capabilities, and RF source tagging embedded into products or packaging. As a result, the Company competes in marketing its products primarily on the basis of their versatility, reliability, affordability, accuracy, and integration into operations. This combination provides many system solutions and allows for protection against a variety of retail merchandise theft. Furthermore, the Company believes that its manufacturing know-how and efficiencies relating to disposable and reusable tags give it a cost advantage over its competitors.

CCTV, Fire and Intrusion Systems

The Company's CCTV, fire and intrusion products, which are sold domestically through its Checkpoint Security Systems Group subsidiary and internationally through its international sales subsidiaries, compete primarily with similar products offered by Pelco, Sentry Technology, and Tyco. The Company competes based on its superior service and believes that its product offerings provide its retail customers with distinct system features.

Access Control Systems

The Company's electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are Casi Rusco, Honeywell, Lenel Systems, and Tyco.

Labeling Services

The Company estimates that the current worldwide barcode systems market, including printers and labels, is approximately $7 billion. This does not include the service bureau market segment, which is estimated to be currently $500 million. The Company considers this a growing segment and believes it is well positioned with certain competitive advantages. Major competitors are Avery Dennison and Paxar. The Company also competes with a number of barcode printer manufacturers, including Intermec Technologies and Zebra Technologies. Several competitive labeling service companies are also customers as they purchase EAS circuits from the Company to integrate into their label offerings.

Retail Merchandising

The Company faces no single competitor across its entire retail merchandising product range or across all international markets. HL Display is its strongest competitor in the retail display systems market, primarily in Europe. In the HLS segment, the Company competes with Contact, Garvey, Hallo, Paxar, Prix, and Sato.


Other Matters

Research and Development

The Company expended approximately $9.0 million, $8.7 million, and $9.5 million, in research and development activities during 2002, 2001, and 2000, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company, cost reductions of the current product lines, and an expansion of the markets and applications for the Company's products. The Company's future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products during the last few years. The Company continues to assess acquisitions of related businesses or products consistent with its overall product and marketing strategies.

The Company continues to develop and expand its product lines with improvements in disposable tag performance and selection, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote internet connectivity and RFID integration. The rationalization of the sensor product line has been released and a new process to improve disposable tag manufacturing performance has been started. Both projects are part of the ongoing product rationalization process to bring maximum efficiency from our high volume production facilities and global supply chain.

The Company continues to be actively involved in developing Electronic Product Code (EPC) standards with the Massachusetts Institute of Technology (MIT) Auto-ID Center project as a technological sponsor. The Company believes its involvement with the MIT Auto-ID Center will further encourage the development of the RFID retail marketplace.

Employees

As of December 29, 2002, the Company had 3,930 employees, including six executive officers, 79 employees engaged in research and development activities, and 710 employees engaged in sales and marketing activities. In the United States, 10 of the Company's employees are represented by a union. In Europe, the Company believes that approximately 750 of the Company's employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segment

The Company operates both domestically and internationally in three distinct business segments. The financial information regarding the Company's geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 29, 2002, and total assets as of December 29, 2002, December 30, 2001, and December 31, 2000, is provided in
Note 20 to the Consolidated Financial Statements.

Available Information

The Company's internet website is located at www.checkpointsystems.com. Investors can obtain copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the Securities and Exchange Commission. The Company will also furnish a paper copy of such filings free of charge upon request.

Item 2. PROPERTIES

The Company's principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 29, 2002, the Company owned or leased a total of approximately 2.4 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include 30 offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. The Company's principal manufacturing facilities are located in the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, and the United States. The Company believes its current manufacturing capacity will support its needs for the foreseeable future.


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

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc., held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26.4 million and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1 and August 14, 2002, the Company filed briefs in support of its Motion for Post-Trial Relief. The Company also filed a Motion to Vacate Judgement on Antitrust Claims Due to Lack of Subject Matter Jurisdiction on August 14, 2002. Based on input from outside legal counsel, management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. Accordingly, no liability has been recorded for this litigation as management believes that, at this time, it is not probable the judgement will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail upon appeal, should the appeal be unsuccessful, management anticipates that the final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

The Company continues to wait for the United States District Court for the Eastern District of Pennsylvania to rule on the various Post-Trial Motions filed in the ID Security Systems Canada Inc. case. Management anticipates that, regardless of how the Court rules, the case will be appealed to the Third Circuit Court of Appeals.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as follows:

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

On August 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-3730(JEI) by plaintiff Club Sports International, Inc., d/b/a Soccer CSI against Checkpoint Systems, Inc. and served on August 26, 2002.

On October 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777(JBS) by plaintiff Baby Mika, Inc. against Checkpoint Systems, Inc. and served on October 7, 2002.

On October 23, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5001 (JEI) by plaintiff Washington Square Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 1, 2002.

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

On November 13, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5319 (JEI) by plaintiff 1700 Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 15, 2002.

On December 30, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-6131 (JEI) by plaintiff Medi-Care Pharmacy, Inc. against Checkpoint Systems, Inc. and served on January 3, 2003.

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable the judgement will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

On March 13, 2003, the Company deposited with the Escrow Agent an additional 1,195,400 shares of the Company's treasury stock, as a result of the reduction in market value of the Company's publicly traded shares. Such deposit maintains the Court's Stay pending disposition of the Company's Motion for Post-Trial Relief in the ID Security Systems Canada Inc. case referred to above. Should the Company's market value decrease further, it may be necessary to deposit additional treasury stock with the Escrow Agent.

The Company is a plaintiff in a number of patent infringement suits around the world against various defendants in an effort to enforce certain of the Company's intellectual property rights. In each of these proceedings, the defendants have challenged the validity of the Company's patents. In the event the relevant patent were to be modified or invalidated, such action could diminish or eliminate the value to the Company of the relevant patent.


Item 4. SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

No matter was submitted during 2002 to a vote of shareholders.

Item A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
-----------------------------  ---        -------    -------------------------
George W. Off                  56          2002      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer

W. Craig Burns                 43          1997      Executive Vice President,
                                                     Chief Financial
                                                     Officer and Treasurer

John E. Davies Jr.             45          2002      Executive Vice President,
                            Sales and Marketing USA,
                             Americas, Asia Pacific

Per H. Levin                   45          2002      Vice President, General
                                                     Manager Europe

Neil D. Austin                 56          1989      Vice President, General
                                                     Counsel and Secretary

Arthur W. Todd                 37          2000      Vice President,
                            Corporate Controller and
                            Chief Accounting Officer

Mr. Off was appointed Chairman of the Board of Directors, President and Chief Executive Officer on August 15, 2002. Mr. Off had been Interim Chief Executive Officer of the Company since June 2002 and a member of the Board of Directors since May 2002. Mr. Off is a founder and former Chairman and Chief Executive Officer of Catalina Marketing Corporation (NYSE: POS) and a 40-year veteran in the retail marketing industry.

Mr. Burns was elected to the Board of Directors on August 15, 2002 and was appointed Executive Vice President, Chief Financial Officer and Treasurer on March 20, 2001. Mr. Burns was Vice President, Finance, Chief Financial Officer and Treasurer from April 2000 to March 2001. Mr. Burns was Vice President, Corporate Controller and Chief Accounting Officer from December 1997 until April 2000. He was Director of Tax from February 1996 to December 1997. Prior to joining the Company, Mr. Burns was a Senior Tax Manager with Coopers & Lybrand, LLP from June 1989 to February 1996. Mr. Burns is a Certified Public Accountant.

Mr. Davies was elected to the Board of Directors on November 21, 2002 and was appointed Executive Vice President, Sales and Marketing USA, Americas, Asia Pacific in August 2002. Mr. Davies was Executive Vice President, Worldwide Operations from March 2002 to August 2002 and Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.

Mr. Levin was appointed Vice President, General Manager Europe on February 12, 2001. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

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
                                                     Closing Price
                                                   High           Low
                                                  -------       -------


2002:
       First Quarter..........................   $16.6500      $12.3100
       Second Quarter.........................    18.2500       10.0000
       Third Quarter..........................    11.9800        9.8200
       Fourth Quarter.........................    12.3500        9.3500



2001:
       First Quarter..........................   $10.3000      $ 7.6875
       Second Quarter.........................    17.6000        8.8100
       Third Quarter..........................    16.8500       10.0000
       Fourth Quarter.........................    13.6300        9.4500



As of March 5, 2003, there were 1,046 record holders of the Company's common stock.

The Company has never paid a cash dividend on the common stock (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs), and other factors.

Item 6. SELECTED FINANCIAL DATA

                   2002         2001         2000(6)     1999        1998
                  ------       ------       ------      ------      ------
                             (Thousands, except per share data)
FOR THE YEAR ENDED:

Net revenues(1)  $639,486     $658,535    $690,811     $373,062    $364,572
Earnings before
 income taxes    $ 37,681(2)  $ 13,716(4) $  5,447(7)  $ 10,207(9) $ 26,184(10)
Income taxes     $ 12,020     $  6,857    $  3,115     $  2,915    $  8,509
Earnings before
 extraordinary
 loss and
 cumulative effect
 of change in
 accounting
 principle       $ 25,579     $  6,635    $  2,254     $  7,258    $ 17,685
Earnings before
 cumulative effect
 of change in
 accounting
 principle       $ 25,579     $  6,635    $  2,254     $  6,666    $ 17,685
Net (loss)/
earnings         $(47,282)(3) $  6,635(5) $ (2,766)(8) $  6,666    $ 17,685

Earnings per
 share before
 extraordinary
 loss and
 cumulative
 effect  of
 change in
 accounting
 principle
  Basic          $    .79     $    .21     $    .07    $    .24    $    .55
  Diluted        $    .75     $    .21     $    .07    $    .24    $    .53
Earnings per
                                  share before
 cumulative
 effect of change
 in accounting
 principle
  Basic          $    .79     $    .21     $    .07    $    .22    $    .55
  Diluted        $    .75     $    .21     $    .07    $    .22    $    .53
Net (loss)/
 earnings
 per share
  Basic          $  (1.46)    $    .21     $   (.09)   $    .22    $    .55
  Diluted        $  (1.10)    $    .21     $   (.09)   $    .22    $    .53
Depreciation and
 amortization    $ 30,993     $ 43,936     $ 47,883    $ 28,028    $ 25,676

  (1) 1998-1999 amounts have been reclassified to conform with Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs".

 (2) Excludes goodwill amortization. Includes a $2.3 million pre-tax restructuring charge, a pre-tax asset impairment of $0.5 million, and a $2.6 million pre-tax restructuring charge reversal, as a result of a change in estimates, related to the fourth quarter 2001 restructuring program. (3) Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets", a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a restructuring charge reversal, as a result of changes in estimates, of $1.7 million (net of tax).
 (4) Includes a $11.1 million pre-tax restructuring charge, a $7.5 million pre-tax asset impairment, and a pre-tax restructuring charge reversal of $0.2 million.
 (5) Includes a $8.2 million restructuring charge (net of tax), a $5.3 million asset impairment (net of tax), and a restructuring charge reversal of $0.1 million (net of tax).
 (6) Includes the impact of the acquisition of Meto AG in December 1999. (7) Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-
     tax integration charge, a $7.2 million pre-tax asset impairment, a pre-tax inventory write-off of $3.7 million, and a $5.1 million pre-tax customer-based receivables write-off.
 (8) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements".
 (9) Includes a $10.9 million pre-tax restructuring charge and a $0.9 million pre-tax integration charge.
(10) Includes a $0.6 million pre-tax reversal of the restructuring charge recorded in the fourth quarter of 1997.

                        -------------------------------------------

                      2002        2001        2000        1999        1998
                     ------      ------      ------      ------      ------
                                          (Thousands)

AT YEAR END:
Working capital     $111,187     $129,963    $157,089    $ 175,430    $186,261
Long-term debt      $188,813     $262,088    $347,011    $ 395,256    $164,934
Shareholders'
 equity             $225,246     $240,263    $237,679    $ 255,795    $261,936
Total assets        $678,382     $752,653    $867,990    $ 944,873    $507,663

FOR THE YEAR ENDED:
Capital
 expenditures       $  7,449     $  9,572    $ 13,172    $   8,774    $ 12,301
Cash provided by
 operating
 activities         $110,152     $102,736    $  3,172    $  87,536    $ 29,157
Cash used in
 investing
 activities         $ (7,129)    $(20,792)   $(26,365)   $(250,891)   $(39,460)
Cash (used in)/
 provided by
 financing
 activities         $(95,506)    $(64,633)   $(33,899)   $ 216,924    $(18,386)

RATIOS
Return on
 net sales(a)          (7.39%)       1.01%       (.40%)       1.78%       4.85%
Return on
 average
 equity(b)            (20.31%)       2.78%      (1.12%)       2.57%       6.56%
Return on
 average
 assets(c)             (6.60%)        .82%       (.30%)        .92%       3.45%
Current
 ratio(d)               1.60         1.71        1.73         1.74        3.37
Percent of total
 debt to
 capital(e)            45.60%       52.17%      59.35%       60.71%      40.10%

  (a) "Return on net sales" is calculated by dividing net (loss)/earnings after the cumulative effect of change in accounting policy by net sales.
  (b) "Return on average equity" is calculated by dividing net (loss)/earnings after the cumulative effect of change in accounting policy by average equity.
  (c) "Return on average assets" is calculated by dividing net (loss)/earnings after the cumulative effect of change in accounting policy by average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total long term debt by total long term debt and equity.

                         ------------------------------------------

                   2002        2001        2000       1999 (2)    1998
                  ------      ------      ------      ------     ------
                           (Thousands, except employee data)
Other Information
-----------------
Weighted average
 number of
 diluted shares
 outstanding(1)   39,313      31,736      30,624      30,528      33,272
Number of
 employees         3,930       4,108       4,984       5,017       3,044
Backlog          $38,955     $40,100     $38,800     $34,100     $18,800

  (1) The conversion of 6,528 common shares from the subordinated debentures is not included in 1998-2001 as it is anti-dilutive.
  (2) Includes increase in employees and backlog as a result of the Meto acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP) in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies have been consistently applied throughout the accompanying financial statements, with the exception of the change in accounting method for goodwill, as noted below.

The Company believes the following accounting policy is critical to the preparation of its consolidated financial statements:

Revenue Recognition. In accordance with the Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of year 2000, the Company began recognizing revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method, which approximates the effective interest method. Rental revenue from equipment under operating leases is recognized over the term of the lease. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

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

Valuation of Long-lived Assets. The Company's long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of the long-lived assets is based upon the Company's estimates of future cash flows and other factors. Following the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" on December 31, 2001 (fiscal year 2002), which requires, at least on an annual basis, testing for the impairment of goodwill, the fair value of goodwill will be based upon the Company's estimates of future cash flows and other factors including discount rates. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. A significant erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods.

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

Accounting for Loss Contingencies. The Company is involved in certain legal and regulatory actions which, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) "Accounting for Contingencies", it continually evaluates, and upon which, it makes various judgements and estimates. (See Note 17 of the Consolidated Financial Statements.) If the final outcome of these matters differs from the Company's judgements and estimates, such differences could have a material adverse effect on the Company's consolidated results of operations or financial condition.

Results of Operations

(All comparisons are with the previous year, unless otherwise stated.)

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. The Company's increasing base of installed systems and printers provides a growing source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2002, 2001, and 2000, approximately 50%, 48%, and 47%, respectively, of the Company's net revenues were attributable to sales of disposable tags, custom and stock labels, printer consumables, and service to its installed base of customers.

The Company's customers are substantially dependent on retail sales, which are seasonal and subject to significant fluctuations and are difficult to predict. Such seasonality and fluctuations impact the Company's sales. Historically, the Company has experienced lower sales in the first half of each year.

The following table sets forth the net revenues for each business segment and geographic region prepared on a "country of domicile" basis, meaning that net revenues are included in the geographic area where the selling entity is located (refer to Note 20 of the Consolidated Financial Statements):

                                           2002          2001          2000
                                          ------        ------        ------
                                                     (Thousands)
Security
  USA                                    $166,835      $169,977      $181,389
  Europe                                  175,131       163,729       174,900
  International Americas                   17,283        26,404        37,085
  Asia Pacific                             35,784        31,757        26,322
                                         --------      --------      --------
Total                                    $395,033      $391,867      $419,696
                                         --------      --------      --------
Labeling Services
  USA                                    $ 60,119      $ 53,378      $ 46,465
  Europe                                   71,719        73,920        77,152
  International Americas                    1,116         1,450         1,527
  Asia Pacific                             11,117        10,906        13,252
                                         --------      --------      --------
Total                                    $144,071      $139,654      $138,396
                                         --------      --------      --------
Retail Merchandising
  USA                                    $  8,977      $ 10,158      $ 12,418
  Europe                                   80,254       104,500       105,366
  International Americas                    3,076         3,466         4,556
  Asia Pacific                              8,075         8,890        10,379
                                         --------      --------      --------
Total                                    $100,382      $127,014      $132,719
                                         --------      --------      --------
Total
  USA                                    $235,931      $233,513      $240,272
  Europe                                  327,104       342,149       357,418
  International Americas                   21,475        31,320        43,168
  Asia Pacific                             54,976        51,553        49,953
                                         --------      --------      --------
Total                                    $639,486      $658,535      $690,811
                                         ========      ========      ========

Fiscal 2002 compared to Fiscal 2001
-----------------------------------
During 2002, revenues decreased by $19.0 million or 2.9% from $658.5 million to $639.5 million. Foreign exchange had a positive impact on revenues of $13.3 million for the full year 2002.

Security revenues increased by $3.2 million or 0.8% in 2002 compared to 2001. The positive impact of foreign exchange was $4.1 million. The decline in International Americas' security revenues was due to the further erosion in economic conditions in South America. This decline was offset by better penetration in EAS markets in Europe and particularly in Asia Pacific. Labeling services revenues increased by $4.4 million, which was the amount of the foreign exchange benefit. The increase in US Check-Net and library system revenues was offset by reduced revenues in the European BCS business. Retail merchandising revenues, including the positive impact of foreign exchange of $4.8 million, decreased by $26.6 million or 21.0%, primarily as a result of the decline in Europe in HLS and RDS revenues of $17.8 million and $4.2 million, respectively. The decline in HLS revenues was due to an unusual increase in 2001 caused by the conversion to the Euro currency.


Fiscal 2001 compared to Fiscal 2000
-----------------------------------
In 2001, revenues decreased by approximately $32.3 million or 4.7% from $690.8 million to $658.5 million. The negative impact of foreign exchange was $18.3 million.

Security revenues, including the negative impact of foreign exchange of $9.8 million in 2001, decreased by $27.8 million or 6.6%, principally in South America, due to eroding economic conditions. In 2001, approximately $5.7 million of export business, which had been invoiced in the USA, was transferred to the Hong Kong subsidiary in the Asia Pacific region. Compared to 2000, labeling services revenues increased by $1.3 million or 0.9%, primarily due to the acquisition of A.W. Printing Inc. in January 2001. Foreign exchange had a negative impact of $3.8 million in 2001. Retail merchandising revenues for 2001 decreased by $5.7 million or 4.3% compared to 2000. The negative impact of foreign exchange was $4.7 million. Increased revenues resulting from the conversion to the Euro currency were offset by decreases in RDS revenues in Europe and HLS revenues in the USA.

Gross Profit

The principal elements comprising cost of revenues are product cost, research and development cost, and field service and installation cost. In 2002, as a percentage of net revenues, the three elements represent 49.1%, 1.4%, and 8.4%, respectively. The components of product cost are approximately: 60% material, 20% labor, and 20% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

Fiscal 2002 compared to Fiscal 2001
-----------------------------------
During 2002, gross profit increased $6.3 million or 2.5% from $256.3 million to $262.6 million. The gross profit percentage increased to 41.1% from 38.9%. Gross profit in 2002 included a restructuring charge of $1.8 million, an asset impairment charge of $0.5 million, and a restructuring charge reversal of $1.7 million. In 2001, gross profit included a restructuring charge of $4.3 million and an asset impairment of $7.1 million.

Security gross profit, as a percentage of sales, increased from 38.6% in 2001 to 43.8% in 2002. This increase was primarily due to higher production volumes and the impact of cost reduction initiatives in 2002 and restructuring charges in 2001. The Company reduced manufacturing production schedules in 2001 in an effort to decrease inventory levels. Gross profit, as a percentage of net revenues, for labeling services increased from 26.5% in 2001 to 29.1% in 2002. The increase in gross profit percentage was principally the result of restructuring charges in 2001 and improved profitability in the RFID product line in 2002. The retail merchandising gross profit percentage decreased 6.2% (from 53.6% to 47.4%) in 2002. The decrease was principally due to lower HLS revenues, which have the highest gross profit percentage in the segment and which resulted in a higher fixed cost per unit due to lower production volumes.

For fiscal years 2002 and 2001, field service and installation costs were 8.4% and 8.8% of net revenues, respectively. The decrease in 2002 was primarily due to a reduction in the field service workforce of 6%. The Company believes that it has made, and will continue to make, product design changes that improve product performance and result in easier installation, thereby reducing these costs as a percentage of net revenues over time.

Fiscal 2001 compared to Fiscal 2000
-----------------------------------
In 2001, gross profit decreased $16.5 million or 6.1% from $272.8 million to $256.3 million. The gross profit percentage decreased 0.6% (from 39.5% to 38.9%). Gross profit for 2000 included charges for restructuring, integration, and asset impairments of $0.9 million, $0.9 million, and $7.2 million, respectively.

In 2000, security gross profit was 39.4% of sales. The decrease in 2001 of 0.8% (39.4% to 38.6%) compared to 2000 resulted primarily from the Company's effort in 2001 to decrease inventory levels by reducing manufacturing production schedules. The labeling services gross profit percentage decreased from 29.2% in 2000 to 26.5% in 2001, primarily as a result of restructuring charges. The gross profit percentage for retail merchandising was 50.6% in 2000. The increase in 2001 compared to 2000 of 3.0% (50.6% to 53.6%) was primarily the result of a favorable product and geographic mix, partially offset by restructuring charges.

Field service and installation costs for 2001 and 2000 were 8.8% and 9.1% of net revenues, respectively. The decrease in 2001 was principally due to the effects of prior restructuring programs that reduced the field service workforce by 14%.

Selling, General, and Administrative Expenses

During 2002, SG&A expenses decreased $2.8 million or 1.3%. The decrease is primarily caused by no goodwill amortization in 2002, following the Company's adoption of SFAS 142, partially offset by increased expenses for compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation. Amortization expense for goodwill and workforce in place was $11.1 million in 2001. SG&A expenses, as a percentage of revenues, increased to 33.3% from 32.8%.

In 2001, SG&A expenses decreased $18.8 million or 8.0% from $234.5 million to $215.7 million. As a percentage of net revenues, SG&A expenses decreased by 1.1% (from 33.9% to 32.8%). The decrease as a percentage of net revenues resulted from the full year impact of the Meto integration and a further 4% reduction in headcount during 2001, partially offset by an increase in post employment benefits of $2.5 million and an increase in the accounts receivable reserve of $1.2 million related to the Company's operation in Argentina. Included in SG&A expenses was $10.3 million of goodwill amortization.

Other Operating (Income)/Expense

In 2002, the Company recorded $0.5 million of severance costs related to the rationalization of an under-performing sales office. Due to changes in management, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.6 million of the restructuring accrual in 2002. Of this amount, $1.7 million was credited to cost of revenues and $0.9 million to other operating (income)/expense.

In 2001, the Company recorded restructuring charges of $6.9 million related to the rationalization of certain under-performing sales offices and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. In addition, the termination of certain contracts related to the 1999 and 2000 restructuring plans was renegotiated on more favorable terms than expected. These changes in estimates resulted in the reversal of $1.4 million of restructuring accrual, of which $1.2 million was recorded as a reduction in goodwill arising from the Meto acquisition and $0.2 million was credited to other operating (income)/expense.

Restructuring expenses of $1.3 million and integration costs of $9.3 million relating to the Meto integration plan were recorded in 2000.

Refer to Note 15 of the Consolidated Financial Statements for further detail on the restructuring and asset impairment charges.

Interest Income and Interest Expense

Interest income for fiscal year 2002, 2001, and 2000, was $1.9 million, $2.7 million, and $4.3 million, respectively. The decreases in 2002 and 2001 were directly attributable to a decrease in cash investments, primarily resulting from the payment of interest and principal on the Company's debt along with the cash paid for restructuring. In 2002, lower interest rates further reduced interest income. Interest expense was $15.1 million, $21.8 million, and $24.1 million for 2002, 2001, and 2000, respectively. The decrease in interest expense in 2002 is directly attributable to debt repayment and lower Euro-based interest rates.

Other Gain/(Loss), net

Other gain/(loss), net resulted from net foreign exchange gains/(losses) of $0.9 million, $(0.7) million, and $(2.5) million for 2002, 2001, and 2000, respectively.

Income Taxes

The Company's effective tax rate before the cumulative effect of change in accounting principle for fiscal 2002, 2001, and 2000, was 31.9%, 50.0%, and 57.2%, respectively. The lower tax rate in 2002 results primarily from the Company's adoption of SFAS 142. The tax rate decreased in 2001 due to the increase in earnings, which reduced the effect of the non-deductible goodwill, and the utilization of foreign tax losses. This was partially offset by $1.7 million of foreign losses for which valuation allowances were established. The higher rate in 2000 was a result of the non-deductible goodwill associated with the acquisition of Meto in December 1999.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico's income taxes.

Cumulative Effect Of Change In Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. Previously, the Company amortized goodwill over the estimated future periods to be benefited, ranging from 20 to 30 years. In 2002, no amortization of goodwill was recorded.

Pursuant to SFAS 142, the Company performed an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The reporting units' fair value is based on their expected future discounted cash flows. The completion of the transitional goodwill impairment test resulted in a goodwill impairment charge of $72.9 million, which has been accounted for as a change in accounting principle in fiscal 2002. The impairment of $4.8 million in the security segment resulted from the economic downturn that occurred in South America. The $27.3 million impairment in the labeling services segment is primarily attributable to revenues not achieving growth expectations from the date of acquisition of Meto AG in December 1999. The impairment of $40.8 million in the retail merchandising segment is attributable to declining revenues as hand-held labeling products are replaced by scanning technology. The expected future decline in retail merchandising revenues will lead to future impairments of the goodwill associated with this segment. The Company performs its annual assessment during the fourth quarter of each fiscal year. The 2002 annual assessment did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. In accordance with SAB 101, the Company changed its accounting method for recognizing revenue on the sale of equipment where post-shipment obligations exist. Previously, the Company recognized revenue for equipment when title transferred, generally upon shipment. Beginning with the first quarter of 2000, the Company began recognizing revenue when installation was complete or other post-shipment obligations have been satisfied. During the first quarter of 2000, the cumulative effect of the change in accounting principle was a non-cash reduction in net earnings of $5.0 million, or $0.16 per diluted share.

Net (Loss)/Earnings

Net (loss)/earnings was $(47.3) million or $(1.10) per diluted share, $6.6 million or $.21 per diluted share, and $(2.8) million or $(.09) per diluted share for fiscal years 2002, 2001, and 2000, respectively. The weighted average number of shares used in the diluted earnings per share computation were 39.3 million, 31.7 million, and 30.6 million for fiscal years 2002, 2001, and 2000, respectively. The increase in the weighted average number of shares from 2001 to 2002 was primarily due to the conversion of the subordinated debentures being dilutive for fiscal 2002 but anti-dilutive for fiscal 2001 and 2000.

Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions, and working capital requirements. The Company has met its liquidity needs over the last three years primarily through funds provided by long-term borrowings and, more recently, through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements should be adequate to service debt, meet its capital investment and product development requirements, and satisfy any adverse judgement resulting from litigation in which it is currently a defendant.

The Company's operating activities during fiscal 2002 generated approximately $110.2 million compared to approximately $102.7 million during 2001. This change from the prior year was primarily the result of a decrease in working capital.

In connection with the acquisition of Meto AG, the Company entered into a $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of 21 banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. On March 15, 2001, the $150 million revolving line of credit was reduced to $100 million. Interest on the facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. During 2002, unscheduled repayments of EUR 66.0 million (approximately $63.2 million) were made on the EUR 244 million collateralized term loan and the amount outstanding on the $100 million multi-currency revolving credit facility was reduced by JPY 1.9 billion (approximately $15.6 million). At December 29, 2002, EUR 61.7 million (approximately $64.4 million) and $7.9 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $25.0 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

The contractual obligations and commercial commitments of the Company at December 29, 2002 are summarized below:

                         Total      Due in
                       amounts    less than    Due in      Due in     Due after
                          due       1 year     1-3 years   4-5 years    5 years
                       -------    ---------    ---------   ---------  ---------
                                              (Thousands)
Contractual obligations
   Long-term debt      $194,831    $ 17,363    $166,483    $ 10,985    $      -
   Lines of credit        2,085       2,085           -           -           -
   Capital lease
    obligations          12,409       1,064       2,100       1,491       7,754
   Operating leases      42,194      12,193      17,140       8,170       4,691
   Unconditional
    purchase
    obligations           6,266       6,266           -           -           -
                       --------    --------    --------    --------    --------
   Total contractual
    cash obligations   $257,785    $ 38,971    $185,723    $ 20,646    $ 12,445
                       ========    ========    ========    ========    ========

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $100 million revolving credit facility, and cash generated from future operations.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc., held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

The Company is currently appealing the verdict (see Note 17 of the Consolidated Financial Statements) and has posted a bond in the amount of $26.4 million, principally secured by a letter of credit, and placed into escrow 4,375,000 shares of the Company's treasury stock. Although management expects to prevail upon appeal, should the appeal be unsuccessful, management anticipates that the final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement. The posting of additional security during the appeals process, the recording of a liability, or a final judgement, could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during fiscal 2002 totaled $7.5 million compared to $9.6 million during fiscal 2001. The reduction in expenditures occurred in manufacturing equipment, IT hardware, and tooling and dies. The Company anticipates capital expenditures to upgrade technology and expand its global label production capabilities to approximate $14 million in 2003.

Stock Repurchase

There have been no stock repurchases since 1998. Furthermore, certain restrictions exist under the terms of the senior secured facility, which prohibit the repurchase of the Company's stock.

Exposure to International Operations

The Company manufactures products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, as well as for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations.

The Company has been selectively purchasing currency exchange forward contracts on a regular basis to reduce the risks of currency fluctuations on short-term receivables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party.

As of December 29, 2002, the Company had currency exchange forward contracts totaling approximately $22.5 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts where it is not economically efficient, specifically for its operations in South America and Asia.

The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries.


Other Matters

New Accounting Pronouncements and Other Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" in August 2001. For the Company, SFAS 143 became effective on December 30, 2002 (fiscal year 2003). The provisions of SFAS 143 address financial reporting requirements for obligations and costs associated with the retirement of tangible long-lived assets. Companies are required to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets if a legal liability to retire the assets exists. The Company does not expect the adoption of SFAS 143 to have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated by the Company after December 29, 2002. The main impact on the Company's consolidated financial statements resulting from the adoption of SFAS 146 is expected to be the timing of the recognition of future lease termination expenses.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee after December 29, 2002. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued prior to December 29, 2002, including a rollforward of the entity's product warranty liabilities. The Company does not expect the adoption of FIN 45 to have a significant impact on its consolidated financial statements.

The following table sets forth the movements on the warranty reserve for fiscal 2002:

     Balance at the beginning of the year                        $3,303

     Accruals for warranties issued during fiscal 2002           $1,347
     Accruals related to pre-existing warranties, including
      changes in estimates                                         (486)
                                                                 ------
     Total accruals in year                                      $  861
     Settlements made during the year                              (628)
     Exchange rate changes                                          466
                                                                 ------
     Balance at the end of the year                              $4,002
                                                                 ======

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The Standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into by the Company after June 29, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation, Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro-forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and be disclosed in the interim financial statements. The Company has adopted the enhanced disclosure provisions of SFAS 148. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Refer to Notes 1 and 7 of the Consolidated Financial Statements.

In January 2003, the FASB issued interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the Company's consolidated financial statements for the period ending September 28, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term receivables. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. (See "Accounting for Foreign Currency Translation and Transactions" in the Summary of Significant Accounting Policies, Note 1 of the Consolidated Financial Statements; and "Financial Instruments and Risk Management", Note 14 of the Consolidated Financial Statements.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, are described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of the fixed rate $120 million subordinated debentures. These debt instruments have a net fair value of $111.6 million and $112.3 million as of December 29, 2002 and December 30, 2001, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 29, 2002 would result in a $1.1 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 30, 2001 would result in a $2.4 million increase in the net market value of the liability.

The Company's $120 million subordinated debentures are also subject to equity price risk. The fair value of these debentures was a liability of $111.6 million and $112.3 million at December 29, 2002 and December 30, 2001, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 29, 2002, a 10% strengthening in the Company's common stock would result in a net increase in the fair value liability of $3.5 million, while a 10% weakening in the Company's common stock could result in a net decrease in the fair value liability of $1.8 million.

The Company's financial instruments subject to foreign currency exchange risk include the EUR 244 million term loan, the $100 million multi-currency revolving credit facility, and the EUR 9.5 million and EUR 2.7 million capital leases. At December 29, 2002, EUR 61.7 million (approximately $64.4 million) was outstanding under the term loan. The amount outstanding under the revolving credit facility was JPY 300 million (approximately $2.5 million). The outstanding amounts under the capital leases were EUR 8.9 million (approximately $9.3 million) and EUR 1.7 million (approximately $1.8 million). The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 29, 2002, a 10% strengthening of the US dollar versus the Euro would result in a $7.1 million decrease in the liability of the term loan, revolving credit facility, and capital leases, while a 10% weakening of the US dollar versus the Euro would result in a $8.7 million increase in the liability of the term loan, revolving credit facility, and capital leases. At December 29, 2002, a 10% strengthening of the US dollar versus the Japanese Yen would result in a $0.2 million decrease in the liability of the revolving credit facility, while a 10% weakening of the US dollar versus the Japanese Yen would result in a $0.3 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk are the Company's foreign currency forward exchange contracts which represent a net asset position of $0.3 million and $0.02 million at December 29, 2002 and December 30, 2001, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 29, 2002, a 10% strengthening of the US dollar versus other currencies would result in an increase of $0.1 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.1 million.

Foreign exchange forward contracts are used to hedge certain of the Company's firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by the Company's operations outside the USA.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Accountants......................................38

Consolidated Balance Sheets as of December 29, 2002 and
   December 30, 2001................................................39-40

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 29, 2002.................41-42

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 29, 2002...........43-44

Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 29, 2002..............45

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 29, 2002.................46-47

Notes to Consolidated Financial Statements..........................48-84

Financial Statement Schedules
   Schedule II - Valuation and Qualifying Accounts.....................94

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on December 31, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Further, as discussed in Note 1 to the consolidated financial statements, in 2000 the Company adopted Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 13, 2003

                        CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS


                                             December 29,     December 30,
                                                 2002             2001
                                             ------------     ------------
ASSETS                                                (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $ 54,670          $ 43,698
  Accounts receivable, net of allowances
   of $14,420 and $12,182                       130,667           145,768
  Inventories                                    80,152            92,123
  Other current assets                           22,051            22,696
  Deferred income taxes                          10,326             9,288
                                               --------          --------
  Total current assets                          297,866           313,573

REVENUE EQUIPMENT ON OPERATING LEASE, net         4,895             9,059
PROPERTY, PLANT, AND EQUIPMENT, net             100,173           102,613
GOODWILL, net                                   185,758           231,138
OTHER INTANGIBLES, net                           51,611            58,467
OTHER ASSETS                                     38,079            37,803
                                               --------          --------
TOTAL ASSETS                                   $678,382          $752,653
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and
   current portion
   of long-term debt                           $ 20,512          $ 31,423
  Accounts payable                               47,418            43,008
  Accrued compensation and
   related taxes                                 25,701            20,199
  Other accrued expenses                         27,969            25,941
  Income taxes                                   17,860             9,586
  Unearned revenues                              28,493            22,964
  Restructuring reserve                           5,600            14,179
  Other current liabilities                      13,126            16,310
                                               --------          --------
  Total current liabilities                     186,679           183,610

LONG-TERM DEBT, LESS CURRENT MATURITIES          68,813           142,088
CONVERTIBLE SUBORDINATED DEBENTURES             120,000           120,000
ACCRUED PENSIONS                                 54,006            44,851
OTHER LONG-TERM LIABILITIES                      10,608             9,230
DEFERRED INCOME TAXES                            12,189            11,856
MINORITY INTEREST                                   841               755
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   39,039,506 and 38,183,861                      3,904             3,818
  Additional capital                            263,386           252,342
  Retained earnings                              67,811           115,093
  Common stock in treasury, at cost,
   6,356,190 shares and 6,359,200 shares        (64,379)          (64,410)
  Accumulated other comprehensive loss          (45,476)          (66,580)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      225,246           240,263
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $678,382          $752,653
                                               ========          ========

       See accompanying Notes to Consolidated Financial Statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                        2002          2001          2000
                                       ------        ------        ------
                                       (Thousands, except per share data)

Net revenues                          $639,486      $658,535      $690,811

Cost of revenues                       376,887       402,251       417,963
                                      --------      --------      --------
Gross profit                           262,599       256,284       272,848

Selling, general, and administrative
  expenses                             212,965       215,709       234,490

Other operating (income)/expense          (399)        7,066        10,551
                                      --------      --------      --------
Operating income                        50,033        33,509        27,807

Interest income                          1,861         2,742         4,257

Interest expense                        15,141        21,841        24,093

Other gain/(loss), net                     928          (694)       (2,524)
                                      --------      --------      --------
Earnings before income taxes            37,681        13,716         5,447

Income taxes                            12,020         6,857         3,115

Minority interest                           82           224            78
                                      --------      --------      --------
Earnings before cumulative
  effect of change in
  accounting principle                  25,579         6,635         2,254

Cumulative effect of change in
  accounting principle                 (72,861)(1)         -        (5,020)(2)
                                      --------      --------      --------
Net (loss)/earnings                   $(47,282)     $  6,635      $ (2,766)
                                      ========      ========      ========
Earnings per share before cumulative effect of change in accounting principle:
  Basic                               $    .79      $    .21      $    .07
                                      ========      ========      ========
  Diluted                             $    .75      $    .21      $    .07
                                      ========      ========      ========
Net (loss)/earnings per share:
  Basic                               $  (1.46)     $    .21      $   (.09)
                                      ========      ========      ========
  Diluted                             $  (1.10)     $    .21      $   (.09)
                                      ========      ========      ========

       See accompanying Notes to Consolidated Financial Statements.

     (1) No tax effect as goodwill amortization is non-deductible for tax. (2) Net of income tax benefit of $2,703.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Accumu-
                                                   lated
                                                   Other
                               Addi-              Compre-
                      Common   tional   Retained  hensive   Treasury
                      Stock   Capital   Earnings    Loss     Stock     Total
                      ------  --------  --------  --------  --------  --------
                                          (Thousands)
Balance,
December 26, 1999     $3,652  $233,617  $111,224  $(28,288) $(64,410) $255,795
(Common shares:
 issued 36,522,584;
 reacquired, 6,359,200)
Net loss                                  (2,766)                       (2,766)
Exercise of stock
 options
 (120,156 shares)         12       790                                     802
Foreign currency
 translation
 adjustment                                        (16,152)            (16,152)
                      ------  --------  --------  --------  --------  --------
Balance,
December 31, 2000      3,664   234,407   108,458   (44,440)  (64,410)  237,679
(Common shares:
 issued 36,642,740;
 reacquired, 6,359,200)
Net earnings                               6,635                         6,635
Exercise of stock
 options
(1,541,121 shares)       154    17,935                                  18,089
Foreign currency
 translation
 adjustment                                        (22,140)            (22,140)
                      ------  --------  --------  --------  --------  --------
Balance,
December 30, 2001      3,818   252,342   115,093   (66,580)  (64,410)  240,263
(Common shares:
 issued 38,183,861
 reacquired, 6,359,200)
Net loss                                 (47,282)                      (47,282)
Exercise of stock
  options
 (855,645 shares)         86    11,044                                  11,130
Net loss of interest
  rate swap                                         (1,064)             (1,064)
Treasury stock issued                                             31        31
Foreign currency
  translation
  adjustment                                        22,168              22,168
                      ------  --------  --------  --------  --------  --------
Balance,
December 29, 2002     $3,904  $263,386  $ 67,811  $(45,476) $(64,379) $225,246
(Common shares:       ======  ========  ========  ========  ========  ========
 issued 39,039,506
 reacquired, 6,356,190)

        See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   2002          2001          2000
                                  ------        ------        ------
                                              (Thousands)
Net (loss)/earnings              $(47,282)     $  6,635     $ (2,766)

Net loss on interest
  rate swap, net of tax            (1,064)            -            -

Foreign currency translation
  adjustment                       22,168       (22,140)     (16,152)
                                 --------      --------     --------
Comprehensive loss               $(26,178)     $(15,505)    $(18,918)
                                 ========      ========     ========

    See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             2002         2001         2000
                                            ------       ------       ------
                                                      (Thousands)
Cash flows from operating activities:
Net (loss)/earnings                       $(47,282)    $  6,635     $ (2,766)
Adjustments to reconcile net (loss)/
 earnings to net cash provided by
 operating activities:
   Cumulative effect of change in
    accounting principle, net of tax        72,861            -        5,020
   Revenue equipment on operating
    lease                                   (1,181)        (740)       3,496
   Long-term customer contracts              7,946        1,202           -
   Depreciation and amortization            30,993       43,936       47,883
   Deferred taxes                              395       (1,016)       5,204
   Provision for losses on accounts
    receivable                               3,394        3,490        7,506
   Impairment of long-lived assets             466        7,467        7,110
   Restructuring charges, net                 (312)      10,963        2,205
(Increase)/decrease in current assets, net of the effects of acquired companies:
   Accounts receivable                      24,918       15,983       (6,508)
   Inventories                              19,530       25,971      (25,914)
   Other current assets                     (4,963)       7,985      (17,881)
Increase/(decrease) in current liabilities, net of the effects of acquired companies:
   Accounts payable                          1,607        1,155       (3,300)
   Income taxes                              3,513      (11,059)     (12,952)
   Unearned revenues                         2,874        1,402        3,354
   Restructuring reserve                    (8,500)     (13,793)     (16,925)
   Other current and accrued liabilities     3,893        3,155        7,640
                                           -------      -------      -------
Net cash provided by operating activities $110,152     $102,736     $  3,172
                                           -------      -------      -------
Cash flows from investing activities:
Acquisition of property, plant, and
 equipment                                $ (7,449)    $ (9,572)    $(13,172)
Acquisitions, net of cash acquired            (681)     (13,486)     (15,774)
Other investing activities                   1,001        2,266        2,581
                                           -------      -------      -------
Net cash used in investing activities     $ (7,129)    $(20,792)    $(26,365)
                                           -------      -------      -------

Cash flows from financing activities:
Proceeds from stock issuances             $  8,445     $ 12,731     $    802
Net change in short-term debt               (1,908)        (919)     (11,695)
Proceeds of long-term debt                       -        6,687        5,652
Payment of long-term debt                 (102,043)     (83,132)     (28,658)
                                           -------      -------      -------
Net cash used in financing activities     $(95,506)    $(64,633)    $(33,899)
                                           -------      -------      -------
Effect of foreign currency rate
 fluctuations on cash and cash
 equivalents                              $  3,455     $ (1,734)    $ (2,505)
                                           -------      -------      -------
Net increase/(decrease) in cash and
 cash equivalents                         $ 10,972     $ 15,577     $(59,597)

Cash and cash equivalents:
 Beginning of year                          43,698       28,121       87,718
                                           -------      -------      -------
 End of year                              $ 54,670     $ 43,698     $ 28,121
                                           =======      =======      =======

       See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
The Company is a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. The Company is a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, barcode labeling systems (BCS), retail display systems (RDS), and hand-held labeling systems (HLS). The Company's labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. The Company also markets closed-circuit television (CCTV) systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. The Company holds or licenses over 1,000 patents and proprietary technologies. The Company has achieved substantial international growth, primarily through acquisitions, and now operates directly in 30 countries. Products are principally developed and manufactured in-house and sold through direct distribution.


Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation.

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

Fiscal Year
-----------
The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2002, 2001, and 2000, are for: the 52 weeks ended December 29, 2002, the 52 weeks ended December 30, 2001, and the 53 weeks ended December 31, 2000, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to the 2001 and 2000 financial statements and related footnotes to conform to the 2002 presentation.

Cash and Cash Equivalents
-------------------------
Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Equipment on Operating Lease
------------------------------------
The cost of the equipment leased to customers under operating leases is depreciated on a straight-line basis over the length of the contract, which is usually between three and five years.

Property, Plant, and Equipment
------------------------------
Property, plant, and equipment is carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements, and major renewals are capitalized. Depreciation generally is provided on a straight-line basis over the estimated useful lives of the assets; for certain manufacturing equipment, the units-of-production method is used. Buildings, equipment rented to customers, leasehold improvements, and leased equipment on capitalized leases use the following estimated useful lives of 27.5 years, three to five years, seven years, and five years, respectively. Machinery and equipment estimated useful lives range from three to ten years. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income. The Company reviews its property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If it is determined that an impairment, based on expected future undiscounted cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset.

Goodwill
--------
Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", effective December 31, 2001 (fiscal year
2002), goodwill is no longer being amortized. The Company performs, at least on an annual basis, an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The adoption of this Standard resulted in a goodwill impairment charge of $72.9 million, which is accounted for as a change in accounting principle in fiscal 2002. The Company performs its annual assessment during the fourth quarter of each fiscal year. The 2002 annual assessment did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense. Refer to Note 4.

Other Intangibles
-----------------
Other intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter). The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If it is determined that an impairment, based on expected future undiscounted cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. Refer to Note 4.

Deferred Financing Costs
------------------------
Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 29, 2002 and December 30, 2001 were $4.5 million and $6.7 million, respectively. Amortization expense was $2.9 million, $1.7 million, and $1.2 million, for 2002, 2001, and 2000, respectively.

Revenue Recognition
-------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements.

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

Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method, which approximates the effective interest method. Rental revenue from equipment under operating lease is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized on a straight-line basis over the contractual period or as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

Shipping and Handling Fees and Costs
------------------------------------
Shipping and handling fees are accounted for in net revenues, shipping and handling costs in cost of revenues.

Research and Development Costs
------------------------------
Research and development costs, which are included as part of cost of revenues, are expensed as incurred. Research and development costs, which consist primarily of employee-related costs, approximated $9.0 million, $8.7 million, and $9.5 million, in 2002, 2001, and 2000, respectively.

Royalty Expense
---------------
Royalty expenses related to security products approximated $4.2 million, $4.0 million, and $4.8 million, in 2002, 2001, and 2000, respectively, and are included in SG&A.

Stock Options
-------------
At December 29, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net (loss)/earnings and net
(loss)/earnings per share would approximate the pro-forma amounts as follows:

                                           2002        2001        2000
                                          ------      ------      ------
                                                    (Thousands)

     Net (loss)/earnings, as reported   $(47,282)    $ 6,635     $(2,766)
     Total stock-based employee
       compensation expense determined
       under fair value based method,
       net of tax                         (2,223)     (2,514)     (2,506)
                                        --------     -------     -------
     Pro-forma net(loss)/earnings       $(49,505)    $ 4,121     $(5,272)
                                        ========     =======     =======

     Net (loss)/earnings per share:
       Basic, as reported               $  (1.46)    $   .21     $  (.09)
                                        ========     =======     =======
       Basic, pro-forma                 $  (1.53)    $   .13     $  (.17)
                                        ========     =======     =======
       Diluted, as reported             $  (1.10)    $   .21     $  (.09)
                                        ========     =======     =======
       Diluted, pro-forma               $  (1.16)    $   .13     $  (.17)
                                        ========     =======     =======

The following assumptions were used in estimating fair value of stock options:

                                      2002        2001        2000
                                     ------      ------      ------
  Dividend yields                      None        None        None
  Expected volatility                  .412        .562        .508
  Risk-free interest rates            3.6%        4.5%        6.1%
  Expected life (in years)            3.2         3.8         3.2

Income Taxes
------------
Income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when realization of a tax benefit is less likely than not.

Accounting for Foreign Currency Translation and Transactions
------------------------------------------------------------
The Company's balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of the Company's foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders' equity. In addition, gains or losses on long-term inter-company transactions are excluded from the net (loss)/earnings and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders' equity. All other foreign transaction gains and losses are included in net (loss)/earnings.

The Company enters into certain foreign exchange forward contracts in order to hedge anticipated rate fluctuations in Western Europe, Canada, and Australia. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. The Company uses the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain/(loss), net on the Company's Consolidated Statements of Operations.

The Company enters, on occasion, into an interest rate swap to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. No ineffectiveness occurred during fiscal 2002.

Note 2. INVENTORIES

Inventories consist of the following:
                                              2002              2001
                                             ------            ------
                                                    (Thousands)
   Raw materials                           $  8,184          $ 10,631

   Work-in-process                            3,387             3,619

   Finished goods                            68,581            77,873
                                           --------          --------
   Total                                   $ 80,152          $ 92,123
                                           ========          ========

Note 3. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
        EQUIPMENT

The major classes are:
                                              2002              2001
                                             ------            ------
                                                    (Thousands)
Revenue equipment on operating lease
   Equipment rented to customers           $ 41,942          $ 45,677
   Accumulated depreciation                 (37,047)          (36,618)
                                           --------          --------
                                           $  4,895          $  9,059
                                           ========          ========

Property, plant, and equipment
   Land                                    $  9,484          $  8,706
   Buildings                                 64,105            57,968
   Machinery & equipment                    184,713           178,588
   Leasehold improvements                     9,958             9,049
                                           --------          --------
                                            268,260           254,311

   Accumulated depreciation                (168,087)         (151,698)
                                           --------          --------
                                           $100,173          $102,613
                                           ========          ========

Property, plant, and equipment under capital lease had gross values of $17.4 million and $15.4 million and accumulated depreciation of $4.7 million and $3.3 million, as of December 29, 2002 and December 30, 2001, respectively.

Depreciation expense on the Company's revenue equipment on operating lease and property, plant, and equipment was $22.2 million, $26.3 million, and $28.1 million, for 2002, 2001, and 2000, respectively.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

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

SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Previously, the Company amortized goodwill over the estimated future periods to be benefited, ranging from 20 to 30 years.

These statements were effective for the Company for fiscal 2002. Consequently, effective December 31, 2001 goodwill is no longer being amortized. The total amount of goodwill amortization recorded by the Company in fiscal 2001 and 2000 was $10.3 million and $9.5 million, respectively.

The Company had intangible assets with a net book value of $51.6 million and $58.5 million as of December 29, 2002 and December 30, 2001, respectively.

The following table reflects the components of intangible assets as of December 29, 2002 and December 30, 2001:

                                           2002                    2001
                                  ----------------------  ---------------------
                    Amortizable                Gross                   Gross
                       Life       Carrying  Accumulated   Carrying  Accumulated
                      (years)      Amount   Amortization   Amount  Amortization
                    -----------   --------  ------------  -------- ------------
                                                   (Thousands)
Customer lists               20    $26,363     $10,544     $23,380     $ 7,941
Trade name                   30     24,405       2,440      21,406       1,427
Patents, license
 agreements             5 to 14     32,364      19,095      26,576      13,352
Other                    3 to 6        778         220       3,545       2,224
Workforce in place           13          -           -      10,050       1,546
                                   -------     -------     -------     -------
                                   $83,910     $32,299     $84,957     $26,490
                                   =======     =======     =======     =======

In accordance with SFAS 141, the Company has reclassified an intangible asset, "workforce in place," with a net book value of $8.5 million from intangibles to goodwill effective December 31, 2001.

The Company has determined that the lives previously assigned to these finite-lived assets is still appropriate, and has recorded $5.4 million, $6.0 million, and $7.1 million of amortization expense for 2002, 2001, and 2000, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

                                             (Thousands) 2003 $4,161 2004 $3,904
                                2005 $3,452 2006 $2,875
                                               2007            $2,865

The changes in the carrying amount of goodwill for the twelve months ended December 29, 2002, are as follows:

                                     Labeling        Retail
                      Security       Services     Merchandising     Total
                      --------       --------     -------------    -------
                                          (Thousands)
Balance as of
 beginning of
 fiscal year 2002
 (December 31, 2001)   $83,488        $64,531        $91,623      $239,642
Goodwill acquired
 during year               441              -              -           441
Cumulative effect of
 change in accounting
 principle              (4,828)       (27,274)       (40,759)      (72,861)
Other                        -         (1,578)          (612)       (2,190)
Exchange rate changes   11,971          1,216          7,539        20,726
                       -------        -------        -------      --------
Balance as of
 December 29, 2002     $91,072        $36,895        $57,791      $185,758
                       =======        =======        =======      ========

Pursuant to SFAS 142, the Company performed an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The reporting units' fair value is based on their expected future discounted cash flows. The completion of the transitional goodwill impairment test resulted in a goodwill impairment charge of $72.9 million, which has been accounted for as a change in accounting principle in fiscal 2002. The impairment in the security segment resulted from the economic downturn that occurred in South America. The impairment in the labeling services segment is primarily attributable to revenues not achieving growth expectations from the date of acquisition of Meto AG in December 1999. The impairment in the retail merchandising segment is attributable to declining revenues as hand-held labeling products are replaced by scanning technology. The expected future decline in retail merchandising revenues will lead to future impairments of the goodwill associated with this segment. The Company performs its annual assessment during the fourth quarter of each fiscal year. The 2002 annual assessment did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense.

Net income and earnings per share for the periods ended December 30, 2001, and December 31, 2000, excluding amortization for goodwill and "workforce in place", is presented below along with the adjusted net income and earnings per share as required under the transition provisions of SFAS 142:

                                            Dec. 29, Dec. 30, Dec. 31, 2002 2001
                                              2000
                                            --------    --------    --------
                                           (Thousands, except per share data)
Basic (loss)/earnings per share:
Earnings before cumulative effect of
  change in accounting principle            $ 25,579    $  6,635    $  2,254
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -      10,760       9,998
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle    25,579      17,395      12,252
Cumulative effect of change in accounting
  principle                                  (72,861)(1)       -      (5,020)(4)
                                            --------    --------    --------
Adjusted basic (loss)/earnings              $(47,282)   $ 17,395    $  7,232
                                            ========    ========    ========

Earnings before cumulative effect of
  change in accounting principle            $    .79    $    .21    $    .07
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -         .35         .33
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle       .79         .56         .40
Cumulative effect of change in accounting
  principle                                    (2.25)          -        (.16)
                                            --------    --------    --------
Adjusted basic net (loss)/earnings          $  (1.46)   $    .56    $    .24
                                            ========    ========    ========

Diluted (loss)/earnings per share:

Earnings before cumulative effect of change
  in accounting principle                   $ 29,422(2) $  6,635(3) $  2,254(3)
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -      10,760       9,998
                                            --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle    29,422      17,395      12,252
Cumulative effect of change in accounting
  principle                                  (72,861)(1)       -      (5,020)(4)
                                            --------    --------    --------
Adjusted diluted (loss)/earnings            $(43,439)   $ 17,395    $  7,232
                                            ========    ========    ========

Earnings before cumulative effect of
  change  in accounting principle              $    .75    $    .21    $    .07
Add back:
  Goodwill/workforce in place
    amortization, net of tax                          -         .34         .33
                                               --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle          .75         .55         .40
Cumulative effect of change in accounting
  principle                                       (1.85)          -        (.16)
                                               --------    --------    --------
Adjusted diluted net (loss)/earnings           $  (1.10)   $    .55    $    .24
                                               ========    ========    ========

(1) No tax effect as goodwill amortization is non-deductible for tax. (2) Conversion of the subordinated debentures are included in the 2002 calculation as they are dilutive.
(3) Conversion of the subordinated debentures are not included in the 2001 and 2000 calculations as they are anti-dilutive.
(4) Net of income tax benefit of $2,703.

Note 5. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 29, 2002 and at December 30, 2001 consisted of the following:

                                                 2002              2001
                                                ------            ------
                                                      (Thousands)
   Overdraft facilities and lines of
    credit with interest rates ranging
    from 1.38% to 1.50%(1)                     $ 2,085           $ 3,584

   Current portion of long-term debt            18,427            27,839
                                               -------           -------
   Total short-term borrowings and
    current portion of long-term debt          $20,512           $31,423
                                               =======           =======

 (1) The weighted average interest rates for 2002 and 2001 were 1.48% and 1.44%, respectively.

Note 6. LONG-TERM DEBT

Long-term debt at December 29, 2002 and December 30, 2001 consisted of the following:
                                                 2002              2001
                                                ------            ------
                                                      (Thousands)
   Six and one-half year EUR 244 million variable interest rate collateralized term loan maturing
    in 2006                                   $ 64,447          $132,037
   Six and one-half year $25 million
    variable interest rate
    collateralized loan maturing in
    2006                                         7,882             9,098
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility maturing in 2006             2,502            16,982
   Twenty two and one-half year
    EUR 9.5 million capital lease
    maturing in 2021                             9,267             8,050
   Eight and one-half year
    EUR 2.7 million capital lease
    maturing in 2007                             1,757             1,764
   Other capital leases with maturities
    through 2006                                 1,385             1,996
                                              --------          --------
   Total                                        87,240           169,927
   Less current portion                        (18,427)          (27,839)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)        68,813           142,088
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $188,813          $262,088
                                              ========          ========

In connection with the acquisition of Meto AG, the Company entered into a $425 million six and one-half year senior collateralized multi-currency credit facility with a consortium of 21 banks led by the Company's principal lending bank. The credit facility, which expires on March 31, 2006, includes a $275 million equivalent multi-currency term note and a $150 million equivalent multi-currency revolving line of credit. On March 15, 2001, the $150 million revolving line of credit was reduced to $100 million. Interest on the facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. During 2002, unscheduled repayments of EUR 66.0 million (approximately $63.2 million) were made on the EUR 244 million collateralized term loan and the amount outstanding on the $100 million multi-currency revolving credit facility was reduced by JPY 1.9 billion (approximately $15.6 million). At December 29, 2002, EUR 61.7 million (approximately $64.4 million) and $7.9 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility was reduced by letters of credit totaling $25.0 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to earnings, interest coverage, fixed charge coverage, and net worth. These agreements also limit the Company's ability to pay cash dividends and redeem convertible subordinated debentures. In addition, under the loan agreements, the Company's assets in the USA and Puerto Rico, including the shares of certain of its overseas subsidiaries, have been pledged as collateral.


On February 8, 2002, the Company secured an amendment to one of the financial covenants included in the credit facility, which allowed the Company to be in compliance with its covenants for the year ended December 30, 2001. The Company was in compliance with its covenants for fiscal 2002.

In November 1995, the Company completed the private placement of $120.0 million of convertible subordinated debentures (debentures) with an annual interest rate of 5.25%. The debentures are uncollateralized and subordinated to all senior indebtedness. The debentures are convertible into common stock, at a conversion price of $18.38 per share (equivalent to approximately 54.4 shares of common stock for each $1,000 principal amount of debentures), at any time prior to redemption or maturity at the option of the bond holder. The debentures will mature on November 1, 2005, and are redeemable at any time prior to maturity, in whole or in part, at the option of the Company. At December 29, 2002, the Company has the option to call the debentures at par value. The net proceeds generated to the Company from this transaction approximated $116 million.

The aggregate maturities on all long-term debt (including current portion) are:

                                           (Thousands)

          2003                              $ 18,427
          2004                                22,289
          2005                               146,294
          2006                                11,750
          2007                                   726
          Thereafter                           7,754
                                            --------
          Total                             $207,240
                                            ========

Note 7. STOCK OPTIONS

The Company's 1992 Stock Option Plan (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 12,000,000 shares of common stock after giving effect to the February 1996 stock split. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. NSOs and ISOs issued under the 1992 Plan through December 29, 2002 total 11,781,005. At December 29, 2002, December 30, 2001, and December 31, 2000, a total of 218,995, 1,194,141, and 1,464,179 shares, respectively, were available for grant after giving effect to the February 1996 stock split.

All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 29, 2002 were issued pursuant to the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest as set forth below:

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

Options that were fully vested and exercisable totaled 2,531,205 as of December 29, 2002. Options that were outstanding but not yet vested or exercisable totaled 1,278,998 as of December 29, 2002.

The estimated weighted average fair value of options granted during 2002, 2001, and 2000 were $6.0 million, $5.3 million, and $1.1 million, respectively, on the date of the grant using the option pricing model and assumptions referred to below. The weighted average fair value per share of options granted during 2002, 2001, and 2000 was $4.82, $5.40, and $4.19, respectively.

The following schedules summarize stock option activity and status:

                                                NUMBER OF SHARES
                                         2002        2001        2000
                                       ---------   ---------   ---------
Outstanding at beginning of year       3,690,702   4,940,038   5,228,284
Granted                                1,236,500     977,000     270,500
Exercised                               (855,645) (1,541,121)   (120,156)
Cancelled                               (261,354)   (685,215)   (438,590)
                                       ---------   ---------   ---------
Outstanding at end of year             3,810,203   3,690,702   4,940,038
                                       =========   =========   =========
Exercisable at end of year             2,531,205   2,510,877   4,025,132
                                       =========   =========   =========

                                               WEIGHTED-AVERAGE PRICE
                                              2002      2001      2000
                                             ------    ------    ------
Outstanding at beginning of year             $13.94    $13.01    $13.24

Granted                                      $12.34    $ 9.72    $ 8.29

Exercised                                    $ 9.87    $ 8.27    $ 6.67

Cancelled                                    $19.65    $13.97    $14.59
                                             ------    ------    ------
Outstanding at end of year                   $13.94    $13.94    $13.01
                                             ======    ======    ======
Exercisable at end of year                   $15.25    $16.10    $14.09
                                             ======    ======    ======

Following is a summary of stock options outstanding as of December 29, 2002:


                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                               Weighted
                   Number       Average    Weighted    Number     Weighted
                 Outstanding   Remaining   Average   Exercisable  Average
Range of            as of     Contractual  Exercise     as of     Exercise
Exercise Price    12/29/02       Life       Price     12/29/02     Price
---------------  -----------  -----------  --------  -----------  --------
$ 4.47 - $ 9.68      986,831         7.72    $ 8.93      665,673    $ 8.66
$ 9.78 - $12.84    1,592,522         8.12    $11.88      646,462    $11.75
$12.87 - $24.75      858,850         5.04    $17.28      847,070    $17.33
$28.38 - $28.38      372,000         3.83    $28.38      372,000    $28.38
---------------    ---------         ----    ------    ---------    ------
$ 4.47 - $28.38    3,810,203         6.90    $13.94    2,531,205    $15.25
===============    =========         ====    ======    =========    ======

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2002, 2001, and 2000, included payments for interest of $15.0 million, $20.6 million, and $24.2 million, and income taxes of $10.1 million, $17.8 million, and $15.1 million, respectively.

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

Note 11. EARNINGS PER SHARE

Earnings per share are calculated under the provisions of Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per share", adopted in the fourth quarter of 1997.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                          2002          2001          2000
                                         ------        ------        ------
                                         (Thousands, except per share data)
Basic (loss)/earnings per share:

Earnings before cumulative effect of
  change in accounting principle       $ 25,579      $  6,635      $  2,254

Cumulative effect of change in
  accounting principle                  (72,861)(3)         -        (5,020)(4)
                                       --------      --------      --------
Net (loss)/earnings                    $(47,282)     $  6,635      $ (2,766)
                                       ========      ========      ========
Weighted average common stock
  outstanding                            32,298        31,230        30,219
                                       ========      ========      ========
Basic earnings per share before
  cumulative effect of change in
  accounting principle                 $    .79      $    .21      $    .07

Cumulative effect of change in
  accounting principle                    (2.25)            -          (.16)
                                       --------      --------      --------
Basic (loss)/earnings per share        $  (1.46)     $    .21      $   (.09)
                                       ========      ========      ========


Diluted (loss)/earnings per share:

Earnings before cumulative effect of
  change in accounting principle       $ 25,579      $  6,635      $  2,254

Interest on subordinated debentures,
  net of tax (1)                          3,843             -             -
                                       --------      --------      --------
Net earnings before cumulative
  effect of change in accounting
  principle available for dilutive
  securities                             29,422         6,635         2,254

Cumulative effect of change in
  accounting principle                  (72,861)(3)         -        (5,020)(4)
                                       --------      --------      --------
Net (loss)/earnings after cumulative
  effect of change in accounting
  principle available for dilutive
  securities                           $(43,439)     $  6,635      $ (2,766)
                                       ========      ========      ========

Weighted average common stock
  outstanding                            32,298        31,230        30,219

Additional common shares resulting
  from stock options (2)                    487           506           405

Additional common shares resulting
  from subordinated debentures(1)         6,528             -             -
                                       --------      --------      --------
Weighted average common stock
  and dilutive stock
  outstanding (1)                        39,313        31,736        30,624
                                       ========      ========      ========
Diluted earnings per share before
  cumulative effect of change in
  accounting principle                      .75           .21           .07

Cumulative effect of change in
  accounting principle                    (1.85)            -          (.16)
                                       --------      --------      --------
Diluted (loss)/earnings per share      $  (1.10)     $    .21      $   (.09)
                                       ========      ========      ========

  (1) The conversion of 6,528 common shares from the subordinated debentures is not included in 2001 and 2000 as it is anti-dilutive. (2) Excludes approximately 1,917, 1,937, and 3,733 anti-dilutive outstanding stock options for 2002, 2001, and 2000, respectively.
  (3) No tax effect as goodwill amortization is non-deductible for tax. (4) Net of income tax benefit of $2,703.

Note 12. INCOME TAXES

The domestic and foreign components of earnings/(losses) before income taxes are:
                                          2002          2001          2000
                                         ------        ------        ------
                                                    (Thousands)
Domestic(1)                            $ 15,267      $ (4,874)      $ 2,680

Foreign                                  22,414        18,590         2,767
                                        -------       -------       -------
Total                                  $ 37,681       $13,716       $ 5,447
                                        =======       =======       =======

  (1) The domestic component includes the earnings of the Company's operations in Puerto Rico.

The related provisions/(benefits) for income taxes consist of:

                                          2002          2001          2000
                                         ------        ------       ------
Currently Payable                                   (Thousands)
    Federal                             $(1,361)      $  (505)     $   155
    State                                   161           248          721
    Puerto Rico                           1,392           156          273
    Foreign                              11,433         7,974          604
Deferred
    Federal                                (175)       (1,031)      (2,311)
    State                                     -             -         (263)
    Puerto Rico                               -             -           87
    Foreign                                 570            15        3,849
                                        -------       -------       ------
Total Provision                         $12,020       $ 6,857      $ 3,115
                                        =======       =======      =======

Deferred tax assets/liabilities at December 29, 2002 and December 30, 2001 consist of:

                                          2002             2001
                                         ------           ------
                                                (Thousands)

Inventory                               $ 3,324          $ 2,540
Accounts receivable                       2,335            2,436
Net operating loss carryforwards         34,255           32,518
Restructuring                             2,027            3,081
Deferred revenue                          1,627                -
Pension                                   3,559            3,523
Warranty                                    394              434
Depreciation                                960              510
Profit sharing                              470                -
Litigation                                  187                -
Other                                       233              488
Valuation allowance                     (22,428)         (18,124)
                                        -------          -------
Deferred tax assets                      26,943           27,406
                                        -------          -------
Depreciation                              7,429            8,864
Intangibles                              20,842           20,835
Deferred revenue                              -               91
Other                                       535              184
                                        -------          -------
Deferred tax liabilities                 28,806           29,974
                                        -------          -------
Net deferred tax liability              $(1,863)         $(2,568)
                                        =======          =======

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and substantially exempt from Puerto Rico's income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 2002, 2001, and 2000, a full provision was made for tollgate taxes. The Company has not provided for tollgate taxes on approximately $37.0 million of its subsidiary's unremitted earnings since they are expected to be reinvested indefinitely.

The net operating loss carryforwards as of December 29, 2002 in the amount of $113.9 million, include $25.0 million of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of the pre-acquisition loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 2002, foreign tax losses decreased $2.4 million due to loss revaluations. In 2002, a valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized. Of the total foreign net operating loss carryforwards available, $10.5 million expire beginning January 2003 through December 2010, and the remaining portion may be carried forward indefinitely.

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

                                              2002        2001        2000
                                             ------      ------      ------
                                                        (Thousands)

Tax provision at the statutory federal
 income tax rate                            $13,188      $4,801      $1,907

Tax exempt earnings of subsidiary in
 Puerto Rico                                 (1,343)       (683)     (1,740)

Non-deductible goodwill                           -       3,602       3,842

Non-deductible meals and entertainment          219         226         265

State and local income taxes, net
 of federal benefit                             105         296         245

Benefit from extraterritorial income           (501)       (170)       (571)

Foreign losses with no benefit                2,327       1,720         391

Foreign loss carryforwards utilized               -      (2,691)          -

Foreign rate differentials                   (1,724)        479        (749)

Other                                          (251)       (723)       (475)
                                            -------      ------      ------
Tax provision at the effective tax rate     $12,020      $6,857      $3,115
                                            =======      ======      ======

In 2002, there is no tax benefit associated with the cumulative effect of the change in accounting principle as the amortization of goodwill is non-tax deductible. In 2000, the effective tax rate related to the cumulative effect of the change in accounting principle approximates the statutory rate.

Note 13. EMPLOYEE BENEFIT PLANS

Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions to a trust. The Company matches in cash 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. The Company's contributions under the plans approximated $1.0 million, $1.2 million, and $1.0 million, in 2002, 2001, and 2000, respectively.

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

Under the Company's non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the USA, may contribute up to $80 per week to a trust for the purchase of the Company's common stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $0.2 million for each of the years 2002, 2001, and 2000.

Under the Company's 2002 Corporate Bonus Plan, as approved by the Board of Directors, employees of the Company have a targeted bonus percentage based on earnings per share. In 2002, 2001, and 2000, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided under the Corporate Bonus Plan.

The Company maintains several defined benefit pension plans, principally in Europe. The plans covered approximately 20% of the total workforce at December 29, 2002. The benefits accrue according to the length of service, age, and remuneration of the employee. The table below sets forth the funded status of the Company's plans and amounts recognized in the accompanying balance sheets.

                                                    December 29,   December 30,
                                                       2002            2001
                                                    -----------    -----------
                                                                     (Thousands)

Change in benefit obligation
Net benefit obligation at the beginning of year       $46,018        $47,495
Service cost                                            1,550          1,121
Interest cost                                           3,168          2,648
Net amortization and deferrals                             95          1,027
Actuarial loss/(gain)                                     250           (991)
Gross benefits paid                                    (3,042)        (2,441)
Foreign currency exchange rate changes                  8,011         (2,841)
                                                      -------         -------
Net benefit obligation at end of year                 $56,050         $46,018
                                                      -------         -------
Change in plan assets
Fair value of plan assets at beginning of year        $    68         $    69
Employer contributions                                  3,042           2,441
Gross benefits paid                                    (3,042)         (2,441)
Foreign currency exchange rate changes                     17              (1)
                                                      -------         -------
Fair value of plan assets at end of year              $    85         $    68
                                                      -------         -------
Reconciliation of unfunded status
Unfunded status at end of year                        $55,965         $45,950
Unrecognized net actuarial (loss)/gain                 (1,959)         (1,099)
                                                      -------         -------
Accrued pensions                                      $54,006         $44,851
                                                      =======         =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $56.1 million, $50.8 million, and $0.1 million, respectively, as of December 29, 2002, and $46.0 million, $39.4 million, and $0.1 million, respectively, as of December 30, 2001.

The pension plans included the following net cost components:

                                        2002            2001            2000
                                       ------          ------          ------
                                                     (Thousands)

Service cost                           $1,550          $1,121          $1,325
Interest cost                           3,168           2,648           2,701
Net amortization and deferrals             95           1,027             (14)
                                       ------          ------          ------
Total pension expense                  $4,813          $4,796          $4,012
                                       ======          ======          ======


The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                                              December 29,        December 30,
                                                  2002                2001
                                              ------------        ------------
Discount rate                                      5.75%              6.00%
Expected rate of return on plan assets             5.75%              6.00%
Expected rate of increase in future
  compensation levels                              3.00%              3.00%

Note 14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, did not materially impact results from operations. The major market risk exposures to the Company are movements in foreign currency exchange and interest rates. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from it foreign subsidiaries. The Company enters into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term receivables. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps or swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table on page 71. All listed items described are non-trading.

Notional Amounts of Derivatives
-------------------------------
The notional amounts of derivatives are not a complete measure of the Company's exposure to foreign exchange fluctuation. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency exchange forward contracts to hedge short-term receivables denominated in currencies other than the US dollar from its foreign sales subsidiaries. The term of the currency exchange forward contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in other gain/(loss), net. Notional amounts of currency exchange forward contracts outstanding at December 29, 2002 were $22.5 million, with various maturity dates ranging through the end of the first quarter, 2003. At December 30, 2001, the notional amounts of currency exchange forward contracts outstanding were $19.8 million. Counterparties to these contracts are major financial institutions, and credit loss from counterparty non-performance is not anticipated.

Aggregate foreign currency transaction gains/(losses) in 2002, 2001, and 2000, were $0.9 million, $(0.7) million, and $(2.5) million, respectively, and are included in other gain/(loss), net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency exchange forward contracts at December 29, 2002.

Interest Rate Risk Management
-----------------------------
In connection with the Company's floating rate debt under the senior collateralized multi-currency credit facility, the Company purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material. The interest rate caps expire on March 31, 2003.

On March 11, 2002, the Company entered into an interest rate swap to reduce the risk of significant Euro interest rate increases in connection with the floating rate debt outstanding under the Euro term loan. The cash flow hedging instrument initially swapped EUR 50 million of variable rate debt for fixed rate debt and expires in December 2004. The interest rate swap is marked to market and the changes are recorded in other comprehensive income.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 29, 2002 and December 30, 2001:

                                       2002                      2001
                               --------------------      --------------------
                               Carrying     Fair         Carrying     Fair
                                Value       Value          Value      Value
                               --------    --------      --------    --------
                                               (Thousands)
Long-term debt (including
 current maturities and
 excluding capital
 leases)(1)                    $ 74,831    $ 74,831      $158,117    $158,117

Subordinated debentures(1)     $120,000    $111,600      $120,000    $112,320
Currency exchange forward
 contracts(2)                  $    309    $    309      $     25    $     25
Interest rate swap(3)          $ (1,064)   $ (1,064)     $      -    $      -

  (1) The carrying amounts are reported on the balance sheet under the indicated captions.
  (2) The carrying amounts represent the net unrealized gain associated with the contracts at the end of the period. Such amounts are included in other current liabilities.
  (3) The carrying amounts represent the net unrealized loss associated with the contract at the end of the period. Such amounts are included in other long-term liabilities.

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

The carrying value approximates fair value for cash, accounts receivable, and accounts payable.

Note 15. PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

Fiscal 2002
-----------
The Company recorded in cost of revenues restructuring charges of $1.8 million for severance costs and an asset write-off of $0.5 million related to leasehold improvements abandoned due to leaving a facility. The book values of the assets prior to write-off were $0.5 million. The charges are related to cost reductions in hand-held labeling (HLS) and barcode labeling (BCS) manufacturing. In addition, the Company recorded $0.5 million of severance costs in other operating (income)/expense related to the rationalization of an under-performing sales office. As of December 29, 2002, 20 of the 61 planned employee terminations had occurred. The Company expects these terminations and actions to be completed by the end of 2003.

Due to changes in management in 2002, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.6 million of the restructuring accrual in 2002. Of this amount, $1.7 million was credited to cost of revenues and $0.9 million to other operating (income)/expense. As of December 29, 2002, 284 of the 322 planned employee terminations, related to the 2001 restructuring, had occurred. The Company expects these terminations and actions to be substantially complete by the first half of 2003.

During 2002, the Company was able to negotiate more favorable terms than originally estimated regarding the termination of a lease for an office/warehouse facility and the severance for certain employees. This resulted in a decrease in goodwill related to the acquisition of Meto AG of $0.9 million.

Fiscal 2001
-----------
The Company recorded restructuring charges of $11.1 million and asset impairments of $7.5 million related to the consolidation of some of its US and Caribbean manufacturing facilities and the rationalization of certain under-performing sales offices. Included in the charges are severance costs for approximately 347 employees ($9.8 million), lease termination costs for three manufacturing facilities and two warehouses ($1.4 million), and an asset impairment charge ($7.4 million). The impairment charge consists of $5.0 million of manufacturing equipment abandoned due to the rationalization of operations, a further $2.0 million write-down of the manufacturing facility in Japan, and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. The book values of the assets prior to write-down were $5.0 million, $5.7 million, and $0.4 million, respectively.

In 2001, the termination of certain contracts related to the 1999 and 2000 restructuring plans was renegotiated on more favorable terms that expected. These changes in estimates resulted in the reversal of $1.4 million of restructuring accrual, of which $1.2 million was recorded as a reduction in goodwill arising from the Meto acquisition and $0.2 million was credited to other operating (income)/expense.

Fiscal 2000
-----------
The Company recorded an asset impairment charge of $7.2 million relating to the realignment of its manufacturing processes. This impairment charge is comprised of a $3.7 million charge relating to the consolidation of the Company's manufacturing facilities in Japan and a $3.5 million charge related to equipment abandoned in the fourth quarter 2000 in connection with rationalizing manufacturing operations in the Caribbean. The book values of the assets prior to write-down were $10.4 million and $3.8 million, respectively. The charge recorded in connection with consolidating manufacturing facilities in Japan was determined on a "held for use" basis until manufacturing operations cease (estimated to occur in the first half of 2003) at which time the facility will be held for disposal.

During 2000, as part of the original Meto integration plan, the restructuring accrual established in 1999 in connection with the Company's acquisition of Meto was updated for additional severance costs for approximately 90 employees ($1.8 million) and lease termination costs for one office/warehouse facility ($0.4 million). An additional $5.0 million of severance costs for approximately 72 employees and $0.4 million of additional lease termination costs relating to the acquired company were recorded as an increase to goodwill in connection with the completion of the original Meto restructuring plan. As of December 29, 2002, all of the planned actions had been completed with the exception of Japan, where the building was still occupied.

In 1999, a restructuring accrual was established for costs related to the acquisition of Meto AG. A portion of these costs resulted in a before-tax charge of $10.9 million largely for severance costs for approximately 135 employees ($3.1 million), lease termination costs for 15 office/warehouse facilities ($3.3 million), and asset impairments ($4.5 million). The charge for asset impairments relates to leasehold improvements ($1.0 million) on abandoned facilities and related computer hardware and software ($1.0 million), as well as previously acquired goodwill ($2.5 million). The book values of the assets prior to write-down were $1.0 million, $1.0 million, and $2.5 million, respectively. An additional $20.7 million associated with severance (for approximately 289 employees) and lease termination costs of the acquired company was recorded as an increase to goodwill. Most of the 424 employees affected were in the support services, including selling, technical and administrative staff functions. As of December 29, 2002, all of the planned actions had been completed.

Termination benefits are being paid out over a period of one to 24 months after termination. Leased facilities will be paid over the remaining life of the lease.

Restructuring accrual activity was as follows:
                                      Cash
                   Accrual                                    Payments
                      at                 Charge   Increase/    (and     Accrual
                   Begin-    Charged    Reversed (Decrease)   Exchange     at
                   ning of     to          to        in         Rate     End of
                     Year    Earnings   Earnings  Goodwill    Changes)    Year
                  --------  --------   --------  ---------   --------   -------
                                          (Thousands)
2000
Severance and
 other employee
 related charges   $20,739   $ 1,766    $     -    $ 5,014   $(15,763)  $11,756
Lease termination
 costs               6,308       439          -        366     (1,162)    5,951
                   -------   -------    -------    -------   --------   -------
                   $27,047   $ 2,205(1) $     -    $ 5,380   $(16,925)  $17,707
                   =======   =======    =======    =======   ========   =======

2001
Severance and
 other employee
 related charges   $11,756   $ 9,789    $  (136)   $(1,163)  $(11,688)  $ 8,558
Lease termination
 costs               5,951     1,381        (71)         -     (1,640)    5,621
                   -------   -------    -------    -------   --------   -------
                   $17,707   $11,170(2) $  (207)   $(1,163)  $(13,328)  $14,179
                   =======   =======    =======    =======   ========   =======

2002
Severance and
 other employee
 related charges   $ 8,558   $ 2,325    $(2,534)   $  (219)  $ (4,342)  $ 3,788
Lease termination
 costs               5,621         -       (103)      (679)    (3,027)    1,812
                   -------   -------    -------    -------   --------   -------
                   $14,179   $ 2,325(3) $(2,637)(4)$  (898)  $ (7,369)  $ 5,600
                   =======   =======    =======    =======   ========   =======

  (1) $0.9 million is included in cost of revenues and $1.3 million in other operating (income)/expense.
  (2) $4.3 million is included in cost of revenues and $6.9 million in other operating (income)/expense.
  (3) $1.8 million is included in cost of revenues and $0.5 million in other operating (income)/expense.
  (4) $1.7 million is included in cost of revenues and $0.9 million in other operating (income)/expense.

Note 16. OTHER OPERATING (INCOME)/EXPENSE

Other operating (income)/expense is comprised of the following amounts:

                                             2002         2001        2000
                                            ------       ------      ------
                                                       (Thousands)

Restructuring costs                          $ 558       $6,868     $ 1,263
Integration costs                                -            -       9,288
Asset impairments                                -          405           -
Restructuring charge reversal                 (957)        (207)          -
                                             -----       ------     -------
                                             $(399)      $7,066     $10,551
                                             =====       ======     =======

Restructuring costs, asset impairments, and the restructuring charge reversals are discussed in Note 15.

Integration costs consist primarily of external consulting, legal, and marketing costs incurred in connection with integrating Meto/Checkpoint operations. Integration costs were charged to expense as incurred.

In addition to the reversal indicated above, cost of revenues for 2002 includes a $1.7 million restructuring charge reversal offset by a restructuring charge of $1.8 million for severance costs (see Note 15) and an asset impairment charge of $0.5 million for leasehold improvements abandoned due to leaving a facility. The charges are related to cost reductions in hand-held labeling (HLS) and barcode labeling (BCS) manufacturing. Cost of revenues in 2001 includes $4.3 million for restructuring and $7.1 million for asset impairments. In 2000, cost of revenues includes charges for restructuring, integration, and asset impairments of $0.9 million, $0.9 million, and $7.2 million, respectively. These charges were recorded in connection with the consolidation and rationalization of the Company's manufacturing operations.

Note 17. COMMITMENTS AND CONTINGENCIES

The Company leases certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $15.4 million, $13.2 million, and $13.7 million, in 2002, 2001, and 2000, respectively. Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 29, 2002 are: $12.2 million (2003); $10.1 million (2004); $7.1 million (2005); $4.3 million (2006); $3.9 million
(2007); and $4.7 million thereafter.

On October 1, 1995, the Company acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. (ADL) for $1.9 million plus a royalty of 1% to 1.5% of future RF-EAS products sold through 2008.

The Company, with its acquisition of Meto, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EM markers, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2004, 2014, and 2004, respectively.

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management does not believe that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc. held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgement was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgement pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26.4 million and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company has complied with the Court's order.

On July 1 and August 14, 2002, the Company filed briefs in support of its Motion for Post-Trial Relief. The Company also filed a Motion to Vacate Judgement on Antitrust Claims Due to Lack of Subject Matter Jurisdiction on August 14, 2002. Based on input from outside legal counsel, management is of the opinion that the jury verdict is not consistent with the law and that judgement should be entered in favor of the Company as a matter of law or, alternatively, that a new trial should be granted. Accordingly, no liability has been recorded for this litigation as management believes that, at this time, it is not probable the judgement will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. If, however, the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail upon appeal, should the appeal be unsuccessful, management anticipates that the final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

The Company continues to wait for the United States District Court for the Eastern District of Pennsylvania to rule on the various Post-Trial Motions filed in the ID Security Systems Canada Inc. case. Management anticipates that, regardless of how the Court rules, the case will be appealed to the Third Circuit Court of Appeals.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as follows:

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

On August 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-3730(JEI) by plaintiff Club Sports International, Inc., d/b/a Soccer CSI against Checkpoint Systems, Inc. and served on August 26, 2002.

On October 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777(JBS) by plaintiff Baby Mika, Inc. against Checkpoint Systems, Inc. and served on October 7, 2002.

On October 23, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5001 (JEI) by plaintiff Washington Square Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 1, 2002.

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

On November 13, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5319 (JEI) by plaintiff 1700 Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 15, 2002.

On December 30, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-6131 (JEI) by plaintiff Medi-Care Pharmacy, Inc. against Checkpoint Systems, Inc. and served on January 3, 2003.

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable the judgement will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

On March 13, 2003, the Company deposited with the Escrow Agent an additional 1,195,400 shares of the Company's treasury stock, as a result of the reduction in market value of the Company's publicly traded shares. Such deposit maintains the Court's stay pending disposition of the Company's Motion for Post-Trial Relief in the ID Security Systems Canada Inc. case referred to above. Should the Company's market value decrease further, it may be necessary to deposit additional treasury stock with the Escrow Agent.

Note 18. CONCENTRATION OF CREDIT RISK

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

Note 19. ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of the operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

On January 1, 2002, the Company acquired various assets of Thomeko OY, its former distributor of RF-EAS equipment in Finland. The acquisition consists of an initial cash payment and delayed purchase price payments over two years. The total transaction is estimated to be approximately EUR 0.8 million ($0.7 million). Due to the size and timing of the acquisition, pro-forma information is not provided as it is not significant.

On January 9, 2001, the Company acquired A.W. Printing Inc., a leading provider of high quality tags, labels, and packaging products for the apparel industry. The acquisition was a cash transaction valued at approximately $13 million. Due to the size and timing of the acquisition, pro-forma information is not provided as it is not significant.

Note 20. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. The Company has three reportable business segments:

   (i) Security - includes electronic article surveillance (EAS) systems, access control systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.
  (ii) Labeling Services - includes barcoding (BCS) systems, service bureau (Check-Net), and radio frequency identification (RFID) systems.
 (iii) Retail Merchandising - includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A) Business Segments
                                         2002          2001          2000
                                        ------        ------        ------
                                                   (Thousands)
Business segment net revenue:
   Security                            $395,033      $391,867      $419,696
   Labeling Services                    144,071       139,654       138,396
   Retail Merchandising                 100,382       127,014       132,719

                                       --------      --------      --------
Total                                  $639,486      $658,535      $690,811
                                       --------      --------      --------
Business segment gross profit:
   Security                            $173,107(1)   $151,188(4)   $165,363(7)
   Labeling Services                     41,893(2)     37,077(5)     40,377
   Retail Merchandising                  47,599(3)     68,019(6)     67,108
                                       --------      --------      --------
Total gross profit                      262,599       256,284       272,848
Operating expenses                      212,566       222,775       245,041
Interest expense, net                    13,280        19,099        19,836
Other gain/(loss)                           928          (694)       (2,524)
                                       --------      --------      --------
Earnings before income taxes           $ 37,681      $ 13,716      $  5,447
                                       --------      --------      --------

Business segment total assets:
   Security                            $399,695      $381,808      $438,269
   Labeling Services                    139,376       171,117       176,453
   Retail Merchandising                 139,311       199,728       253,268
                                       --------      --------      --------
Total                                  $678,382      $752,653      $867,990
                                       --------      --------      --------

  (1) Includes a $0.1 million restructuring charge reversal. (2) Includes a $1.0 million restructuring charge, a $1.3 million restructuring charge reversal, and a $0.5 million asset impairment charge.
  (3) Includes a $0.8 million restructuring charge and a $0.3 million restructuring charge reversal.
  (4) Includes a $1.1 million restructuring charge and a $6.7 million asset impairment charge.
  (5) Includes a $2.4 million restructuring charge and a $0.4 million asset impairment charge.
  (6) Includes a $0.8 million restructuring charge.
  (7) Includes $0.9 million restructuring charge, a $0.9 million integration charge, a $7.2 million pre-tax asset impairment charge, and an inventory write-off of $3.7 million.

(B) Geographic Information

Operating results are prepared on a "country of domicile" basis, meaning that net revenues and gross profit are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the USA to an unaffiliated customer in South America is reported as a sale in the USA. Inter-area sales between the Company's locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of the Company's products imported from other geographic areas.

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2002, 2001, and 2000:

                          United                   Inter-
                        States and                national     Asia
                        Puerto Rico    Europe     Americas    Pacific     Total
                        -----------    ------     --------    -------     -----
                                                 (Thousands)
2002
----
Net revenues from
 unaffiliated customers  $235,931    $327,104    $ 21,475   $ 54,976   $639,486
Gross profit             $104,120(1) $131,284(4) $  6,147   $ 21,048   $262,599
Long-lived assets        $ 84,140    $218,737    $  4,773   $ 34,787   $342,437


2001
----
Net revenues from
 unaffiliated customers  $233,513    $342,149    $ 31,320   $ 51,553   $658,535
Gross profit             $ 83,657(2) $146,509(5) $ 10,542   $ 15,576(8)$256,284
Long-lived assets        $113,277    $236,914    $ 13,216   $ 37,870   $401,277

2000
----
Net revenues from
 unaffiliated customers  $240,272    $357,418    $ 43,168   $ 49,953   $690,811
Gross profit             $103,700(3) $134,173(6) $ 16,233(7)$ 18,742(9)$272,848
Long-lived assets        $149,156    $256,055    $ 19,379   $ 61,002   $485,592


  (1) Includes a $1.6 million restructuring charge reversal and an asset impairment charge of $0.5 million. (2) Includes a $3.2 million restructuring charge. (3) Includes $4.1 million in restructuring and impairment charges.
   (4) Includes a $1.7 million restructuring charge. (5) Includes a $0.5 million restructuring charge. (6) Includes a $0.9 million integration charge and a $2.6 million inventory write-off.
  (7) Includes a $1.1 million inventory write-off. (8) Includes a $7.7 million restructuring charge. (9) Includes a $4.0 million restructuring charge and impairment charges.

Note 21. MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. The Company's Consolidated Balance Sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings therefrom have been reflected as minority interest on the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, respectively.

Note 22. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations" in August 2001. For the Company, SFAS 143 became effective on December 30, 2002 (fiscal year 2003). The provisions of SFAS 143 address financial reporting requirements for obligations and costs associated with the retirement of tangible long-lived assets. Companies are required to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets if a legal liability to retire the assets exists. The Company does not expect the adoption of SFAS 143 to have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated by the Company after December 29, 2002. The main impact on the Company's consolidated financial statements resulting from the adoption of SFAS 146 is expected to be the timing of the recognition of future lease termination expenses.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee after December 29, 2002. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued prior to December 29, 2002, including a rollforward of the entity's product warranty liabilities. The Company does not expect the adoption of FIN 45 to have a significant impact on its consolidated financial statements.

The following table sets forth the movements on the warranty reserve for fiscal 2002:

Balance at the beginning of the year                        $3,303

Accruals for warranties issued during fiscal 2002           $1,347
Accruals related to pre-existing warranties, including
 changes in estimates                                         (486)
                                                            ------
Total accruals in year                                      $  861
Settlements made during the year                              (628)
Exchange rate changes                                          466
                                                            ------
Balance at the end of the year                              $4,002
                                                            ======

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into by the Company after June 29, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation, Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro-forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and be disclosed in the interim financial statements. The Company has adopted the enhanced disclosure provisions of SFAS 148. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25(APB 25), "Accounting for Stock Issued to Employees". Refer to Notes 1 and 7 Notes of the Consolidated Financial Statements.

In January 2003, the FASB issued interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the Company's consolidated financial statements for the period ending September 28, 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.

SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                                       ----------------------
                     First       Second      Third      Fourth        Year
                     -----       ------      -----      ------        ----
                              (Thousands, except per share data)
2002
----
Net revenues       $143,454     $160,924    $158,800    $176,308     $639,486
Gross profit       $ 59,432     $ 66,082    $ 65,613(5) $ 71,472(7)  $262,599
Earnings before
 cumulative effect
 of change in
 accounting
 principle         $  4,114     $  5,967    $  6,374(6) $  9,124(8)  $ 25,579
Net (loss)/
 earnings          $(68,747)(2) $  5,967    $  6,374(6) $  9,124(8)  $(47,282)
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle (1)
  Basic            $    .13     $    .19    $    .20    $   .28      $    .79
  Diluted          $    .13     $    .18    $    .19    $   .26      $    .75
Net (loss)/earnings
 per share: (1)
  Basic            $  (2.15)(3) $    .19    $    .20    $   .28      $  (1.46)
  Diluted          $  (1.73)(4) $    .18    $    .19    $   .26      $  (1.10)

2001
----
Net revenues       $163,728     $162,182    $155,322    $177,303     $658,535
Gross profit       $ 67,145     $ 66,324    $ 62,762    $ 60,053(9)  $256,284
Earnings/(loss)
 before cumulative
 effect of change
 in accounting
 principle         $  3,553     $  6,179    $  4,361    $ (7,458)(10)$  6,635
Net earnings/
(loss)             $  3,553     $  6,179    $  4,361    $ (7,458)    $  6,635
Earnings/(loss)
 per share before
 cumulative effect
 of change in
 accounting
 principle(1)
  Basic            $    .12     $    .20    $    .14    $   (.24)    $    .21
  Diluted          $    .12     $    .19    $    .14    $   (.24)    $    .21

Net earnings/(loss)
 per share:(1)
  Basic            $    .12     $    .20    $    .14    $   (.24)    $    .21
  Diluted          $    .12     $    .19    $    .14    $   (.24)    $    .21


  (1) Quarterly earnings per share are computed independently; therefore the sum of the quarters may not equal full year earnings per share. (2) Includes a goodwill impairment charge of $72.9 million for the cumulative effect of change in accounting principle. The reported net earnings for the first quarter, 2002, were $4.1 million.
  (3) The reported net earnings were $0.13 per basic share. (4) The reported net earnings were $0.13 per diluted share. (5) Includes a $1.6 million pre-tax restructuring charge reversal related to the fourth quarter 2001 restructuring program offset by a pre-tax $0.7 million restructuring charge, and a $0.5 million pre-tax asset impairment.
  (6) Includes a $1.7 million restructuring charge reversal (net of tax) related to the fourth quarter 2001 restructuring program offset by a $0.5 million restructuring charge (net of tax), and a $0.3 million asset impairment (net of tax).
  (7) Includes a pre-tax $0.1 million restructuring charge reversal related to the fourth quarter 2001 restructuring program offset by a pre-tax $1.1 million restructuring charge.
  (8) Includes a $0.1 million restructuring charge reversal (net of tax) related to the fourth quarter 2001 restructuring program offset by a $1.1 million restructuring charge (net of tax).
  (9) Includes a $4.3 million pre-tax restructuring charge and a $7.1 million pre-tax asset impairment.
 (10) Includes a $8.2 million restructuring charge (net of tax), a $5.3 million asset impairment (net of tax), and a restructuring charge reversal of $0.1 million (net of tax).



Item 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.


                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I hereof as Item A in accordance with General Instruction G(3)); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 1, 2003, which management expects to file with the Securities and Exchange Commission within 120 days of the end of the Registrant's fiscal year.

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

Item 15. EXHIBITS, FINANCIAL SCHEDULE, AND REPORTS ON FOR 8-K

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

       Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.
       Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.
       Exhibit 4.1 Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to
                       Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
       Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December 13, 1995.
       Exhibit 4.3 First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 4.4 Second Supplemental Indenture dated July 31, 2001 amending the First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated by reference to Exhibit
                       4.4 to Registrants From 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 10.1    2001 Bonus Plan.
       Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998
       Exhibit 10.3 Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item
                       (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
       Exhibit 10.4 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.
       Exhibit 10.5 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.
       Exhibit 10.6 Employment Agreement with Michael E. Smith is incorporated by reference to Item 6(a), Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.7    First Amendment to Employment Agreement with
                       Michael E. Smith is incorporated by reference
                      to Item 6(a), Exhibit 10(iii)A of the
                         Registrants Form 10-Q filed on
                       November 14, 2001
       Exhibit 10.8    Second Amendment to Employment Agreement with
                       Michael E. Smith is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.9    Third Amendment to Employment Agreement with
                       Michael E. Smith is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.10   Employment Agreement with William J. Reilly, Jr.
                       is incorporated by reference to Item 6(a),
                       Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.11   First Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.12   Second Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.13   Third Amendment to Employment Agreement with
                       William J. Reilly, Jr. is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.14 Employment Agreement with W. Craig Burns is Incorporated by reference to Item 6(a), Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit         10.15 First Amendment to Employment Agreement with W.
                       Craig Burns is incorporated herein by reference to Item 6(a), Exhibit 10(iii)A of the Registrants Form 10-Q filed on
                       November 14, 2001
       Exhibit 10.16   Employment Agreement with Neil D. Austin is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.17   Employment Agreement with Arthur W. Todd is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.18 Employment Agreement with George Off is Incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrants Form 10-Q filed on November 12, 2002
       Exhibit 10.19 Employment Agreement with John E. Davies, Jr., is Incorporated by reference to Item 6(a), Exhibit 10.2 of the Registrants Form 10-Q filed on November 12, 2002
       Exhibit 10.20   First Amendment to Employment Agreement with
                       John E. Davies, Jr., Incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrants
                      Form 10-Q filed on November 12, 2002
       Exhibit 10.21 Employment Agreement with Per Harold Levin is Incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrants Form 10-Q filed on November 12, 2002
       Exhibit 12      Ratio of Earnings to Fixed Charges
       Exhibit 21      Subsidiaries of the Registrant.
       Exhibit 23      Consent of Independent Accountants.
       Exhibit 24      Power of Attorney, contained in signature page.

(b) Reports on Form 8-K.

The Registrant filed the following reports:

(i) Form 8-K filed June 6, 2002 attaching a press release dated May 24, 2002, announcing that the lawsuit brought by ID Securities Systems Canada Inc. alleging antitrust violations and related matters was decided against the Company.

(ii) Form 8-K filed June 26, 2002 attaching two press releases dated June 19, 2002 and June 24, 2002 announcing that the Company filed a Motion for Post-Trial Relief in the lawsuit brought by ID Securities Systems Canada Inc., and announcing the appointment of George Off as Interim Chief Executive Officer and the resignation of Michael E. Smith as the Company's President and Chief Executive Officer, respectively.

(iii) Form 8-K filed August 19, 2002 attaching a press release dated August 15, 2002, announcing the elections of George W. Off as Chairman of the Board of Directors and Chief Executive Officer, R. Keith Elliott as Lead Independent Director of the Board; and W. Craig Burns to the Board.

(iv) Form 8-K filed August 29, 2002 attaching a press release dated August 29, 2002, announcing management changes.

(v) Form 8-K filed November 25, 2002 attaching a press release dated November 21, 2002, announcing the election of Robert O. Aders, John E. Davies, Jr., and Sally Pearson to the Company's Board of Directors.


INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------                -----------

EXHIBIT 10.1 . . . .  2002 Bonus Plan

EXHIBIT 12 . . . . .  Ratio of Earnings to Fixed Charges

EXHIBIT 21 . . . . .  Subsidiaries of Registrant

EXHIBIT 23 . . . . .  Consent of Independent Accountants

EXHIBIT 24 . . . . .  Power of Attorney, Contained in Signature

EXHIBIT 24

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 28, 2003.

CHECKPOINT SYSTEMS, INC.

/s/George W. Off
----------------
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George W. Off and W. Craig Burns and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution in their place and stead, in any and all capacities, to sign any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----

/s/George W. Off            Chairman of the Board          March 28, 2003
--------------------------  of Directors, President
                           and Chief Executive Officer

/s/W. Craig Burns Executive Vice President, March 28, 2003
-------------------------- Chief Financial Officer,
                             Treasurer and Director

/s/Arthur W. Todd           Vice President, Corporate      March 28, 2003
--------------------------  Controller and Chief
                            Accounting Officer

/s/Robert O. Aders          Director                       March 28, 2003
--------------------------

/s/David W. Clark, Jr.      Director                       March 28, 2003
--------------------------

/s/John E. Davies, Jr.      Executive Vice President,      March 28, 2003
--------------------------  Director

/s/R. Keith Elliott Director March 28, 2003
--------------------------

/s/Alan R. Hirsig           Director                       March 28, 2003
--------------------------

/s/Jack W. Partridge        Director                       March 28, 2003
--------------------------

/s/Sally Pearson            Director                       March 28, 2003
--------------------------

 SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

         Balance     Additions    Charged     Deductions    Balance
           at         Through     to Costs   (Write-Offs    at End
        Beginning     Acqui-        and       and Recover-    of
Year     of Year      sition      Expenses    ies, net)      Year
----    ---------    ---------    --------    ----------    -------
                            (Thousands)
Allowance For Doubtful Accounts

2002      $12,182       $    -      $3,394      $(1,156)     $14,420
          -------       ------      ------       ------      -------
2001      $12,427       $    -      $3,490      $(3,735)     $12,182
          -------       ------      ------       ------      -------
2000      $10,479       $    -      $7,506      $(5,558)     $12,427
          -------       ------      ------       ------      -------


                                Allowance                Release of
         Balance    Additions   Recorded    Release of   Allowance    Balance
           at        Through    on Current  Allowance    on Losses    at End
        Beginning    Acqui-        Year     on Losses    Expired or     of
Year     of Year     sition       Losses    Utilized     Revalued      Year
----    ---------   ---------   ----------  ---------    ----------   -------
                                   (Thousands)
Valuation Allowance

2002      $18,124      $    -      $4,304     $     -     $     -     $22,428
          -------      ------      ------     -------     -------     -------
2001      $24,887      $    -      $3,586     $(2,691)    $(7,658)    $18,124
          -------      ------      ------     -------     -------     -------
2000      $19,717      $5,639      $  391     $     -     $  (860)    $24,887
          -------      ------      ------     -------     -------     -------

                                  CERTIFICATION


I, George W. Off, Chairman of the Board, President and Chief Executive Officer of Checkpoint Systems, Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Checkpoint Systems, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         By: /s/ George W. Off
                                             -------------------------------
                                         Name:  George W. Off
                                         Title: Chairman of the Board,
                                                President and
                                                Chief Executive Officer

Date: March 28, 2003



                                  CERTIFICATION


I, W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer of Checkpoint Systems, Inc., certify that:

    1. I have reviewed this annual report on Form 10-K of Checkpoint Systems, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         By: /s/ W. Craig Burns
                                             -------------------------------
                                         Name:  W. Craig Burns
                                         Title: Executive Vice President,
                                                Chief Financial Officer
                                                and Treasurer

Date: March 28, 2003

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                  AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



The undersigned executive officers of the Registrant hereby certify that this Annual Report on Form 10-K for the fiscal year end December 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                         By: /s/ George W. Off
                                             -------------------------------
                                         Name:  George Off
                                         Title: Chairman of the Board,
                                                President and
                                                Chief Executive Officer



                                         By: /s/ W. Craig Burns
                                             -------------------------------
                                         Name:  W. Craig Burns
                                         Title: Executive Vice President,
                                                Chief Financial Officer
                                                and Treasurer



Date: March 28, 2003