Form 10-Q
period 2003-03-30
CHECKPOINT SYSTEMS INC
filed 2003-05-14
CIK 215419

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 30, 2003
              -------------------------------------------------
                                 OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                                 Yes  X   No
                                     --     --

Indicate by check mark whether the Registrant is an accelerated filer, (as defined in Rule 12b-2 of the Act).

                                 Yes  X   No
                                     --     --

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 24, 2003, there were 32,721,381 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         3

             Consolidated Statements of Operations               4

             Consolidated Statement of Shareholders' Equity      5

             Consolidated Statements of Comprehensive
             Income/(Loss)                                       5

             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements          7-17

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      18-23

     Item 3. Quantitative and Qualitative Disclosures about Market Risk 23

     Item 4. Controls and Procedures                            23



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  24-26

     Item 6. Exhibits and Reports on Form 8-K                   26

     SIGNATURES                                                 27

     CERTIFICATIONS                                             28-31

     INDEX TO EXHIBITS                                          32

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  March 30,       Dec. 29,
                                                    2003            2002
                                                  --------        --------
                                                (Unaudited)
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 35,834        $ 54,670
  Accounts receivable, net of allowances
   of $14,480 and $14,420                          126,957         130,667
  Inventories                                       84,875          80,152
  Other current assets                              23,832          22,051
  Deferred income taxes                             10,098          10,326
                                                  --------        --------
  Total current assets                             281,596         297,866
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,570           4,895
PROPERTY, PLANT, AND EQUIPMENT, net                102,728         100,173
GOODWILL                                           190,143         185,758
OTHER INTANGIBLES, net                              51,839          51,611
OTHER ASSETS                                        39,979          38,079
                                                  --------        --------
TOTAL ASSETS                                      $670,855        $678,382
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 18,706        $ 20,512
  Accounts payable                                  42,267          47,418
  Accrued compensation and related taxes            25,036          25,701
  Other accrued expenses                            30,597          27,969
  Income taxes                                      19,763          17,860
  Unearned revenues                                 27,556          28,493
  Restructuring reserve                              4,833           5,600
  Other current liabilities                         11,799          13,126
                                                  --------        --------
  Total current liabilities                        180,557         186,679
LONG-TERM DEBT, LESS CURRENT MATURITIES             55,314          68,813
CONVERTIBLE SUBORDINATED DEBENTURES                120,000         120,000
ACCRUED PENSIONS                                    56,119          54,006
OTHER LONG-TERM LIABILITIES                         10,934          10,608
DEFERRED INCOME TAXES                               12,556          12,189
MINORITY INTEREST                                      858             841
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,908           3,904
   authorized 100,000,000 shares, issued
   39,077,241 and 39,039,506
  Additional capital                               263,731         263,386
  Retained earnings                                 72,012          67,811
  Common stock in treasury, at cost,
   6,356,190 shares                                (64,379)        (64,379)
  Accumulated other comprehensive loss             (40,755)        (45,476)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         234,517         225,246
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $670,855        $678,382
                                                  ========        ========
       See accompanying notes to consolidated financial statements

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                     Quarter (13 weeks) Ended
                                     ------------------------
                                     March 30,       March 31,
                                       2003            2002
                                     --------        --------
                                 (Thousands, except per share data)


Net revenues                         $156,417        $143,454
Cost of revenues                       93,268          84,022
                                     --------        --------
Gross profit                           63,149          59,432

Selling, general, and
 administrative expenses               54,897          49,832
                                     --------        --------
Operating income                        8,252           9,600

Interest income                           339             415
Interest expense                        3,043           3,725
Other gain/(loss), net                    748            (231)
                                     --------        --------
Earnings before income taxes            6,296           6,059

Income taxes                            2,078           1,939
Minority interest                          17               6
                                     --------        --------
Earnings before cumulative
 effect of change in
 accounting principle                   4,201           4,114

Cumulative effect of change
 in accounting principle                    -         (72,861)
                                     --------        --------
Net earnings/(loss)                  $  4,201        $(68,747)
                                     ========        ========

Earnings per share before cumulative
effect of change in accounting principle:

 Basic                               $    .13        $    .13
                                     ========        ========
 Diluted                             $    .13        $    .13
                                     ========        ========
Net earnings /(loss) per share:
 Basic                               $    .13        $  (2.15)
                                     ========        ========
 Diluted                             $    .13        $  (2.10)
                                     ========        ========


       See accompanying notes to consolidated financial statements

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                            Three Months (13 weeks) Ended March 30, 2003
                       -----------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                               Addit-             Compre-
                       Common  ional    Retained  hensive  Treasury
                       Stock   Capital  Earnings  Loss     Stock      Total
                       ------  -------  --------  ------   --------   -----
                                           (Thousands)
Balance,
December 29, 2002     $3,904  $263,386 $ 67,811 $(45,476) $(64,379) $225,246
(Common shares:
 issued 39,039,506
 reacquired 6,356,190)
Net earnings                              4,201                        4,201
Exercise of stock
 options                   4       345                                   349
 (37,735 shares)
Net loss on interest
 rate swap                                           (68)
Foreign currency
 translation adjustment                            4,789               4,721
                      ------  -------- -------- --------- --------- --------
Balance,
March 30, 2003        $3,908  $263,731 $ 72,012 $(40,755) $ (64,379)$234,517
                      ======  ======== ======== ========= ========= ========
(Common shares:
 issued 39,077,241
 reacquired 6,356,190)


       See accompanying notes to consolidated financial statements.


                           CHECKPOINT SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                  (Unaudited)

                                    Three Months (13 weeks) Ended
                                    -----------------------------
                                    March 30,           March 31,
                                      2003                2002
                                    ---------           ---------
                                             (Thousands)

Net earnings/(loss)                  $  4,201            $(68,747)
Net loss on interest rate swap,
 net of tax                               (45)                  -
Foreign currency translation
 adjustment                             4,789              (5,481)
                                     --------            --------
Comprehensive income/(loss)          $  8,945            $(74,228)
                                     ========            ========

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                              Three Months (13 weeks) Ended
                                              -----------------------------
                                                  March 30,     March 31,
                                                    2003          2002
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings                                      $  4,201      $(68,747)
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Cumulative effect of change in accounting
   principle, net of tax                                 -        72,861
   Revenue equipment under operating lease            (381)         (544)
   Long-term customer contracts                     (1,468)          819
   Depreciation and amortization                     7,182         7,784
   (Gain)/loss on disposal of fixed assets            (237)           40
(Increase)/decrease in current assets, net
of the effects of acquired companies:
   Accounts receivable                               6,350         7,376
   Inventories                                      (3,302)          394
   Other current assets                             (1,898)       (2,072)
Increase/(decrease) in current liabilities, net
of the effects of acquired companies:
   Accounts payable                                 (5,819)       (7,322)
   Income taxes                                        295          (324)
   Unearned revenues                                (1,429)        3,580
   Restructuring reserve                              (847)       (5,219)
   Other current and accrued liabilities                61           274
                                                  --------      --------
Net cash provided by operating activities         $  2,708      $  8,900
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (5,834)       (1,327)
Acquisitions, net of cash acquired                       -          (681)
Other investing activities                             417           503
                                                  --------      --------
Net cash used in investing activities             $ (5,417)     $ (1,505)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                          339         2,111
Net change in short-term debt                        2,335           754
Payment of long-term debt                          (19,878)      (17,824)
                                                  --------      --------
Net cash used in financing activities             $(17,204)     $(14,959)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                        1,077          (485)
                                                  --------      --------
Net (decrease)/increase in cash and cash
 equivalents                                      $(18,836)     $ (8,049)

Cash and cash equivalents:
Beginning of period                                 54,670        43,698
                                                  --------      --------
End of period                                     $ 35,834      $ 35,649
                                                  ========      ========

       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at March 30, 2003 and December 29, 2002 and its results of operations and changes in cash flows for the thirteen week periods ended March 30, 2003 and March 31, 2002.

Certain reclassifications have been made to the 2002 financial statements and related footnotes to conform to the 2003 presentation.

2.  INVENTORIES
                                   March 30,           December 29,
                                     2003                 2002
                                   --------            -----------
                                            (Thousands)
           Raw materials           $  8,677             $  8,184
           Work in process            4,353                3,387
           Finished goods            71,845               68,581
                                   --------             --------
                                   $ 84,875             $ 80,152
                                   ========             ========

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $51.8 million and $51.6 million as of March 30, 2003 and December 29, 2002, respectively.

The following table reflects the components of intangible assets as of March 30, 2003 and December 29, 2002:

                                 March 30, 2003         December 29, 2002
                              ----------------------  ----------------------
                Amortizable                Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                       (Thousands)
Customer lists       20        $27,152     $11,979     $26,363     $10,544
Trade name           30         25,065       2,715      24,405       2,440
Patents, license
 agreements        5 to 14      33,175      19,402      32,364      19,095
Other              3 to 6          787         244         778         220
                               -------     -------     -------     -------
                               $86,179     $34,340     $83,910     $32,299
                               =======     =======     =======     =======

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $1.2 million and $1.3 million of amortization expense in the first three months of fiscal 2003 and 2002, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:


                                 (Thousands)
                         2003       $4,635
                         2004       $4,391
                         2005       $3,862
                         2006       $3,207
                         2007       $3,194


The changes in the carrying amount of goodwill for the three months ended March 30, 2003, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)
Balance as of
 beginning of
 fiscal year 2003
 (December 30, 2002)    $91,072       $36,895       $57,791       $185,758
Foreign currency
 translation adjustment   2,368           264         1,753          4,385
                        -------       -------       -------       --------
Balance as of
 March 30, 2003         $93,440       $37,159       $59,544       $190,143
                        =======       =======       =======       ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Pursuant to SFAS 142, the Company will perform its annual assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense.

4. LONG-TERM DEBT

Long-term debt at March 30, 2003 and December 29, 2002 consisted of the following:
                                              March 30,       December 29,
                                                2003              2002
                                              --------        -----------
                                                      (Thousands)
   Six and one-half year EUR 244 million
    variable interest rate collateralized
    term loan maturing
    in 2006                                   $ 50,626          $ 64,447
   Six and one-half year $25 million
    variable interest rate
    collateralized term loan maturing in
    2006                                         5,179             7,882
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility maturing in 2006             2,502             2,502
   Twenty-two and one-half year
    EUR 9.5 million capital lease
    maturing in 2021                             9,503             9,267
   Eight and one-half year
    EUR 2.7 million capital lease
    maturing in 2007                             1,729             1,757
   Other capital leases with maturities
    through 2004                                    61             1,385
                                              --------          --------
   Total                                        69,600            87,240
   Less current portion                        (14,286)          (18,427)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)        55,314            68,813
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $175,314          $188,813
                                              ========          ========

During the first quarter 2003, EUR 13.5 million (approximately $14.4 million) and $2.0 million of unscheduled repayments were made on the EUR 244 million and the $25 million collateralized term loans, respectively. In addition, certain capital leases in the amount of $1.3 million were paid prior to maturity. At March 30, 2003, EUR 47.0 million (approximately $50.6 million) and $5.2 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $25.0 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

5. INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter. The Company's exemption was not negatively impacted in 2002. The Company does not expect its exemption to be negatively impacted in the years 2003 through 2005. Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                            Quarter (13 weeks) Ended
                                            ------------------------
                                             March 30,     March 31,
                                               2003          2002
                                             --------      --------
                                     (Thousands, except per share amounts)

Basic earnings/(loss) per share:

Earnings before cumulative effect of
 change in accounting principle              $  4,201      $  4,114
Cumulative effect of change in
 accounting principle                               -       (72,861)(3)
                                             --------      --------

Net earnings/(loss)                          $  4,201      $(68,747)
                                             ========      ========
Weighted average common stock
 outstanding                                   32,723        31,944
                                             ========      ========
Basic earnings per share before
 cumulative effect of change in
 accounting principle                        $    .13      $    .13

Cumulative effect of change in
 accounting principle                               -         (2.28)
                                             --------      --------
Basic earnings/(loss) per share              $    .13      $  (2.15)
                                             ========      ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Diluted earnings/(loss) per share:

Earnings before cumulative effect of
 change in accounting principle              $  4,201      $  4,114

Interest on subordinated debentures,
 net of tax (1)                                     -             -
                                             --------      --------
Net earnings before cumulative
 effect of change in accounting
 principle available for dilutive
 securities                                     4,201         4,114

Cumulative effect of change in
 accounting principle                               -       (72,861)(3)
                                             --------      --------
Net earnings/(loss) after cumulative
 effect of change in accounting
 principle available for dilutive
 securities                                  $  4,201      $(68,747)
                                             ========      ========
Weighted average common stock
 outstanding                                   32,723        31,944

Additional common shares resulting
 from stock options (2)                            91           735

Additional common shares resulting
 from subordinated debentures(1)                    -             -
                                             --------      --------

Weighted average common stock
 and dilutive stock
 outstanding (1)                               32,814        32,679
                                             ========      ========
Diluted earnings per share before
 cumulative effect of change in
 accounting principle                        $    .13      $    .13

Cumulative effect of change in
 accounting principle                               -         (2.23)
                                             --------      --------
Diluted earnings/(loss) per share            $    .13      $  (2.10)
                                             ========      ========

 (1) The conversion of 6,528 common shares from the subordinated debentures is not included as it is anti-dilutive.
 (2) Excludes approximately 2,519 and 1,358 anti-dilutive outstanding stock options for the first quarters of 2003 and 2002, respectively.
 (3) No tax effect as goodwill amortization is non-deductible for tax.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen week periods ended March 30, 2003 and March 31, 2002 were as follows:

                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 30,       March 31,
                                         2003            2002
                                       --------        --------
                                              (Thousands)

Interest                               $  1,474        $  2,100
Income tax (refunds)/payments, net     $ (1,046)       $    868

8. PROVISION FOR RESTRUCTURING

                    Accrual                       Cash        Accrual
                      at          Decrease       Payments       at
                   Beginning         in       (and Exchange   March 30,
                    of 2003       Goodwill     Rate Changes)    2003
                   ---------      --------     ------------   --------
                                     (Thousands)
Severance and
 other employee
 related charges    $ 3,788       $     -        $  (639)      $ 3,149
Lease termination
 costs                1,812             -           (128)        1,684
                    -------       -------        -------       -------
                    $ 5,600       $     -        $  (767)      $ 4,833
                    =======       =======        =======       =======

At the end of the first quarter 2003, 26 of the 61 planned employee terminations, related to the 2002 restructuring, and 292 of the 322 planned employee terminations, related to the 2001 restructuring, had occurred. The Company expects the terminations and restructuring actions to be completed by the end of 2003. Termination benefits are being paid out over a period of 1 to 24 months after termination.

9. CONTINGENT LIABILITIES

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes it is remote that the ultimate resolution of such matters will have a material adverse effect on its consolidated results of operations and/or financial condition, except as described below.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

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

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, filed on July 1 and August 14, 2002, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company has subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgement will be upheld and that the reasonably possible range of the contingent liability is between zero and $13 million. It is possible, although management believes it is remote, that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgement of $80 million. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

On October 2, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777 (JBS) by plaintiff Baby Mika, Inc. against Checkpoint Systems, Inc. and served on October 7, 2002.

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

On March 13, 2003, the Company deposited with the Escrow Agent an additional 1,195,400 shares of the Company's treasury stock, as a result of the reduction in market value of the Company's publicly traded shares. Such deposit was intended to maintain the Court's Stay pending disposition of the Company's Motion for Post-Trial Relief in the ID Security Systems Canada Inc. case referred to above. As a result of the Court's actions on March 28, 2003, management expects that the bond will be reduced to the amended judgement amount of $13 million and the escrow of treasury stock will be eliminated.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

The following table sets forth the movements on the warranty reserve:

                                            Quarter (13 weeks) Ended
                                            ------------------------
                                            March 30,       March 31,
                                              2003            2002
                                            --------        --------
                                                  (Thousands)
Balance at the beginning of the year          $4,002          $3,303

Accruals for warranties issued                $  216          $  257
Accruals related to pre-existing
 warranties, including changes in estimates        -            (114)
                                              ------          ------
Total accruals                                $  216          $  143
Settlements made                                (180)           (195)
Foreign currency translation adjustment           73             (38)
                                              ------          ------
Balance at the end of the quarter             $4,111          $3,213
                                              ======          ======

10. BUSINESS SEGMENTS

                                            Quarter (13 weeks) Ended
                                            ------------------------
                                            March 30,       March 31,
                                              2003            2002
                                            --------        --------
                                                  (Thousands)
Business segment net revenue:
   Security                                 $ 92,764        $ 79,098
   Labeling Services                          38,623          35,848
   Retail Merchandising                       25,030          28,508
                                            --------        --------
Total                                       $156,417        $143,454
                                            ========        ========
Business segment gross profit:
   Security                                 $ 39,515        $ 33,860
   Labeling Services                          11,322          11,246
   Retail Merchandising                       12,312          14,326
                                            --------        --------
Total gross profit                          $ 63,149        $ 59,432
Operating expenses                            54,897          49,832
Interest expense, net                          2,704           3,310
Other gain/(loss)                                748            (231)
                                            --------        --------
Earnings before income taxes                $  6,296        $  6,059
                                            ========        ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

11. STOCK OPTIONS

At March 30, 2003, the Company has one stock-based employee compensation plan. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.
Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net (loss)/earnings and net
(loss)/earnings per share would approximate the pro-forma amounts as follows:

                                             Quarter (13 weeks) Ended
                                             ------------------------
                                             March 30,       March 31,
                                               2003            2002
                                             --------        --------
                                                    (Thousands)

     Net (loss)/earnings, as reported        $  4,201        $(68,747)
     Total stock-based employee
       compensation expense determined
       under fair value based method,
       net of tax                                (822)         (1,326)
                                             --------         -------
     Pro-forma net(loss)/earnings            $  3,379        $(70,073)
                                             ========         =======

     Net (loss)/earnings per share:
       Basic, as reported                    $    .13         $ (2.15)
                                             ========         =======
       Basic, pro-forma                      $    .10         $ (2.19)
                                             ========         =======
       Diluted, as reported                  $    .13         $ (2.10)
                                             ========         =======
       Diluted, pro-forma                    $    .10         $ (2.14)
                                             ========         =======

The following assumptions were used in estimating fair value of stock options:

                                             Quarter (13 weeks) Ended
                                             ------------------------
                                             March 30,       March 31,
                                               2003            2002
                                             --------        --------
  Dividend yields                              None            None
  Expected volatility                          .4693            .5030
  Risk-free interest rates                     1.99%            4.91%
  Expected life (in years)                     2.81             3.18

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

12. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the development of new competitive technologies;
(8) the Company's ability to maintain its intellectual property; (9) competitive pricing pressures causing profit erosion; (10) the availability and pricing of component parts and raw materials; (11) possible increases in the payment time for receivables, as a result of economic conditions or other market factors;
(12) changes in regulations or standards applicable to the Company's products;
(13) unanticipated liabilities or expenses; (14) adverse determinations in the ID Security Systems Canada Inc. litigation and any other pending litigation affecting the Company; and (15) the impact of adverse determinations in the ID Security Systems Canada Inc. litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, and the Company's other Securities and Exchange Commission filings.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Quarter 2003 Compared to First Quarter 2002
---------------------------------------------------

     Net Revenues

Revenues for the first quarter 2003 increased by $13.0 million or 9.0% from $143.4 million to $156.4 million. Foreign exchange had a positive impact on revenues of approximately $15.2 million or 10.6% in the first quarter of 2003 as compared to the first quarter of 2002.

Security revenues increased by $13.7 million or 17.3% in the first quarter of 2003 as compared to the first quarter of 2002. Foreign exchange had a positive impact of $7.6 million. The remaining increase was primarily due to better penetration in the electronic article surveillance (EAS) markets in Europe and Asia Pacific and in the closed-circuit television (CCTV) market in the USA, partially offset by a decline in US EAS sales. Labeling services revenues increased by $2.8 million. The increase was due to the positive impact of foreign exchange of $3.6 million, which was partially offset by lower barcode label revenues in Europe. Retail merchandising revenues decreased by $3.5 million or 12.2%, despite the positive impact of foreign exchange of $3.9 million, primarily as a result of the decline of hand-held labeling systems
(HLS) in Europe, due to an unusual increase in the first quarter of 2002 caused by the conversion to the Euro currency.

     Gross Profit

Gross profit for the first quarter 2003 was $63.1 million, or 40.4% of revenues, compared to $59.4 million, or 41.4% of revenues, for the first quarter 2002.

Security gross profit, as a percentage of sales, decreased from 42.8% in the first quarter of 2002 to 42.6% in the first quarter of 2003, primarily as a result of increased spending in research and development. Gross profit, as a percentage of net revenues, for labeling services decreased from 31.4% in the first quarter of 2002 to 29.3% in the first quarter of 2003. The decrease in gross profit percentage was principally due to competitive pricing pressure and a higher fixed cost per unit due to lower production volumes of barcode labels in the first quarter of 2003. The retail merchandising gross profit percentage decreased 1.1% (from 50.3% to 49.2%) in the first quarter of 2003 compared to the first quarter of 2002. The decrease was principally due to lower HLS revenues, which have the highest gross profit percentage in the segment, partially offset by higher margins in retail display systems (RDS).

For the first quarter of 2003 and 2002, field service and installation costs were 9.0% and 8.9% of net revenues, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General and Administrative Expenses

SG&A expenses increased $5.1 million (or 10.1%) over the first quarter of 2002 (from $49.8 million to $54.9 million). The negative impact of foreign exchange was $5.5 million. As a percentage of net revenues, SG&A expenses increased from 34.7% to 35.1%.

     Interest Expense and Interest Income

Interest expense for the first quarter of 2003 decreased $0.7 million from the comparable quarter in 2002 (from $3.7 million to $3.0 million) due to debt repayment. Interest income for the first quarter of 2003 decreased by $0.1 million from the comparable quarter in 2002 (from $0.4 million to $0.3 million) as a result of a decrease in cash investments, due to the payment of interest and principal on the Company's debt, and lower interest rates.

     Other Gain/(Loss), net

Other gain/(loss), net represented a net foreign exchange gain of $0.7 million and a net foreign exchange loss of $0.2 million for the first quarter of 2003 and 2002, respectively.

     Income Taxes

The effective tax rate for the first quarter of 2003 was 33.0%. The effective tax rate during the first quarter of 2002 was 32.0%. The higher tax rate results primarily from foreign income tax rate differentials.

     Net Earnings/(Loss)

The Company's first quarter 2003 net earnings were $4.2 million, or $0.13 per diluted share, compared to a net loss of $68.7 million, or $1.73 per diluted share, in the first quarter 2002. Included in the net loss for the first quarter 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." The first quarter 2002 earnings before cumulative effect of change in accounting principle was $4.1 million, or $0.13 per diluted share.

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

     Restructuring

The changes in the provision for restructuring are covered in Note 8 of the Consolidated Financial Statements.

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

The Company's operating activities generated approximately $2.7 million during the first quarter of 2003 compared to $8.9 million in the same period in 2002. This change from the prior year was primarily attributable to an increase in working capital.

During the first quarter 2003, EUR 13.5 million (approximately $14.4 million) and $2.0 million of unscheduled repayments were made on the EUR 244 million and the $25 million collateralized term loans, respectively. In addition certain capital leases in the amount of $1.3 million were paid prior to maturity. At March 30, 2003, EUR 47.0 million (approximately $50.6 million) and $5.2 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $25.0 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

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

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company has subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. (See Note 9 of the Consolidated Financial Statements.)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


The Company has petitioned the Court to reduce the bond of $26.4 million, principally secured by a letter of credit, and return the 4,375,000 shares of the Company's treasury stock, which have been placed into escrow. Although management expects to prevail upon appeal, should the appeal be unsuccessful, management anticipates that the final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement. The recording of a liability or a final judgement could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during the first quarter of fiscal 2003 totaled $5.8 million compared to $1.3 million during the first quarter of fiscal 2002. The increase in 2003 principally resulted from additional manufacturing-related investments. The Company anticipates its capital expenditures to approximate $14 million in 2003.

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

As of March 30, 2003, the Company had currency exchange forward contracts totaling approximately $18.1 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts where it is not economically efficient, specifically for its operations in South America and Asia.

The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in item 7a of the Company's Annual Report on Form 10-K filed for the year ending December 29, 2002, which item is incorporated herein by reference.


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

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, filed on July 1 and August 14, 2002, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company has subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgement will be upheld and that the reasonably possible range of the contingent liability is between zero and $13 million. It is possible, although management believes it is remote, that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgement of $80 million. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgement would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgement.

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

On March 13, 2003, the Company deposited with the Escrow Agent an additional 1,195,400 shares of the Company's treasury stock, as a result of the reduction in market value of the Company's publicly traded shares. Such deposit was intended to maintain the Court's Stay pending disposition of the Company's Motion for Post-Trial Relief in the ID Security Systems Canada Inc. case referred to above. As a result of the Court's actions on March 28, 2003, Management expects that the bond will be reduced to the amended judgement amount of $13 million and the escrow of treasury stock will be eliminated.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1     Certification pursuant to 18 U.S.C. Section 1350, as
              Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

        On March 31, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated March 28, 2003, announcing that the federal judge in the ID Systems Canada Inc. antitrust case against the Company issued an order which vacates the antitrust verdict in its entirety. In addition, the judge reduced the damages awarded against the Company in the tortuous interference and unfair competition part of the suit from $19 million to $13 million.

        On April 23, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated April 22, 2003, announcing its financial results for the first quarter of 2003.

        On April 25, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated April 25, 2003, announcing that it has filed an appeal with the US Third Circuit Court of Appeals of the decision of the US District Court in the lawsuit brought by ID Security Systems Canada Inc.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/ W. Craig Burns                                      May 14, 2003
----------------------------
Executive Vice President,
Chief Financial Officer and Treasurer


/s/ Arthur W. Todd                                      May 14, 2003
----------------------------
Vice President, Corporate Controller
and Chief Accounting Officer

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


                               By:    /s/ George W. Off
                                      ------------------
                               Name:  George W. Off
                               Title: Chairman of the Board,
                                      President and Chief
                                      Executive Officer


Date: May 14, 2003

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


                               By:    /s/ W. Craig Burns
                                      ------------------
                               Name:  W. Craig Burns
                               Title: Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer


Date: May 14, 2003

                                INDEX TO EXHIBITS
                                -----------------


Exhibit    Description
-------    -----------

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002