Form 10-Q
period 2003-06-29
CHECKPOINT SYSTEMS INC
filed 2003-08-01
CIK 215419

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 29, 2003
              -------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 21, 2003, there were 32,797,018 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         3

             Consolidated Statements of Operations               4

             Consolidated Statement of Shareholders' Equity      5

             Consolidated Statements of Comprehensive
             Income/(Loss)                                       5

             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements          7-18

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      19-26

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                  26

     Item 4. Controls and Procedures                            26



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  27-29

     Item 4. Submission of Matters to a Vote of Security
             Holders                                            30

     Item 6. Exhibits and Reports on Form 8-K                   31

     SIGNATURES                                                 32

     INDEX TO EXHIBITS                                          33

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  June 29,        Dec. 29,
                                                    2003            2002
                                                  --------        --------
                                                (Unaudited)
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 48,179        $ 54,670
  Accounts receivable, net of allowances
   of $13,398 and $14,420                          134,076         130,667
  Inventories                                       87,817          80,152
  Other current assets                              25,180          22,051
  Deferred income taxes                             10,383          10,326
                                                  --------        --------
  Total current assets                             305,635         297,866
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,120           4,895
PROPERTY, PLANT, AND EQUIPMENT, net                102,688         100,173
GOODWILL                                           198,633         185,758
OTHER INTANGIBLES, net                              53,357          51,611
OTHER ASSETS                                        35,943          38,079
                                                  --------        --------
TOTAL ASSETS                                      $700,376        $678,382
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 18,528        $ 20,512
  Accounts payable                                  45,236          47,418
  Accrued compensation and related taxes            25,938          25,701
  Other accrued expenses                            28,610          27,969
  Income taxes                                      20,885          17,860
  Unearned revenues                                 29,825          28,493
  Restructuring reserve                              4,516           5,600
  Other current liabilities                         13,062          13,126
                                                  --------        --------
  Total current liabilities                        186,600         186,679
LONG-TERM DEBT, LESS CURRENT MATURITIES             50,650          68,813
CONVERTIBLE SUBORDINATED DEBENTURES                120,000         120,000
ACCRUED PENSIONS                                    59,929          54,006
OTHER LONG-TERM LIABILITIES                         10,797          10,608
DEFERRED INCOME TAXES                               14,039          12,189
MINORITY INTEREST                                      875             841
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,914           3,904
   authorized 100,000,000 shares, issued
   39,140,623 and 39,039,506
  Additional capital                               264,349         263,386
  Retained earnings                                 82,874          67,811
  Common stock in treasury, at cost,
   6,356,190 shares                                (64,379)        (64,379)
  Accumulated other comprehensive loss             (29,272)        (45,476)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         257,486         225,246
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $700,376        $678,382
                                                  ========        ========
       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                     Quarter                 Six Months
                                 (13 weeks) Ended         (26 weeks) Ended
                              ---------------------     --------------------
                              June 29,     June 30,     June 29,     June 30,
                                2003         2002         2003         2002
                              --------     --------     --------     --------
                                   (Thousands, except per share data)


Net revenues                  $175,720     $160,924     $332,137     $304,378
Cost of revenues               100,109       94,842      193,377      178,864
                              --------     --------     --------     --------
Gross profit                    75,611       66,082      138,760      125,514
Selling, general, and
 administrative expenses        56,623       53,967      111,520      103,799
                              --------     --------     --------     --------
Operating income                18,988       12,115       27,240       21,715

Interest income                    385          454          724          869
Interest expense                 2,928        3,902        5,971        7,627
Other gain/(loss), net            (209)         131          539         (100)
                              --------     --------     --------     --------
Earnings before income taxes    16,236        8,798       22,532       14,857

Income taxes                     5,357        2,815        7,435        4,754
Minority interest                   17           16           34           22
                              --------     --------     --------     --------
Earnings before cumulative
 effect of change in
 accounting principle           10,862        5,967       15,063       10,081

Cumulative effect of change
 in accounting principle             -            -            -      (72,861)
                              --------     --------     --------     --------
Net earnings/(loss)           $ 10,862     $  5,967     $ 15,063     $(62,780)
                              ========     ========     ========     ========

Earnings per share before
 cumulative effect of change
 in accounting principle:
 Basic                        $    .33     $    .19     $    .46     $    .31
                              ========     ========     ========     ========
 Diluted                      $    .30     $    .18     $    .43     $    .31
                              ========     ========     ========     ========
Net earnings /(loss)
 per share:
 Basic                        $    .33     $    .19     $    .46     $  (1.96)
                              ========     ========     ========     ========

 Diluted                      $    .30     $    .18     $    .43     $  (1.55)
                              ========     ========     ========     ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                             Six Months (26 weeks) Ended June 29, 2003
                      ------------------------------------------------------
                                                 Accumu-
                                                 lated
                                                 Other
                              Addit-             Compre-
                      Common  ional    Retained  hensive  Treasury
                      Stock   Capital  Earnings  Loss     Stock      Total
                      ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 29, 2002     $3,904  $263,386  $67,811 $(45,476) $(64,379) $225,246
(Common shares:
 issued 39,039,506
 reacquired 6,356,190)
Net earnings                             15,063                       15,063
Exercise of stock
 options                  10       963                                   973
 (101,117 shares)
Net loss on interest
 rate swap                                           (64)                (64)
Foreign currency
 translation adjustment                           16,268              16,268
                      ------  --------  ------- --------  --------  --------
Balance,
June 29, 2003         $3,914  $264,349  $82,874 $(29,272) $(64,379) $257,486
                      ======  ========  ======= ========  ========  ========
(Common shares:
 issued 39,140,623
 reacquired 6,356,190)


       See accompanying notes to consolidated financial statements.


                           CHECKPOINT SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                  (Unaudited)

                                     Quarter                 Six Months
                                 (13 weeks) Ended         (26 weeks) Ended
                              ---------------------     --------------------
                              June 29,     June 30,     June 29,     June 30,
                                2003         2002         2003         2002
                              --------     --------     --------     --------
                                                (Thousands)

Net earnings/(loss)           $ 10,862     $  5,967     $ 15,063    $(62,780)
Net loss on interest
 rate swap, net of tax             (19)       (211)          (64)       (211)
Foreign currency
 translation adjustment         11,479       25,975       16,268      20,494
                              --------     --------     --------    --------
Comprehensive income/(loss)   $ 22,322     $ 31,731     $ 31,267    $(42,497)
                              ========     ========     ========    ========

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                Six Months (26 weeks) Ended
                                                ---------------------------
                                                  June 29,      June 30,
                                                    2003          2002
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                               $ 15,063      $(62,780)
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Cumulative effect of change in accounting
   principle, net of tax                                 -        72,861
   Revenue equipment under operating lease            (613)         (362)
   Long-term customer contracts                      1,073         2,459
   Depreciation and amortization                    14,630        15,543
   (Gain)/loss on disposal of fixed assets            (287)          199
(Increase)/decrease in current assets, net of
 the effects of acquired companies:
   Accounts receivable                               4,649        15,737
   Inventories                                      (2,937)        4,487
   Other current assets                               (439)         (194)
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                 (4,193)       (6,483)
   Income taxes                                      1,159        (2,904)
   Unearned revenues                                   (80)        5,413
   Restructuring reserve                            (1,319)       (7,177)
   Other current and accrued liabilities            (3,077)        4,454
                                                  --------      --------
Net cash provided by operating activities         $ 23,629      $ 41,253
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (7,801)       (3,032)
Acquisitions, net of cash acquired                       -          (681)
Other investing activities                             439         1,524
                                                  --------      --------
Net cash used in investing activities             $ (7,362)     $ (2,189)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                          914         4,403
Net change in short-term debt                          998           587
Payment of long-term debt                          (27,154)      (38,299)
                                                  --------      --------
Net cash used in financing activities             $(25,242)     $(33,309)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                        2,484         2,330
                                                  --------      --------
Net (decrease)/increase in cash and cash
 equivalents                                      $ (6,491)     $  8,085

Cash and cash equivalents:
Beginning of period                                 54,670        43,698
                                                  --------      --------
End of period                                     $ 48,179      $ 51,783
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

The consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at June 29, 2003 and December 29, 2002 and its results of operations and changes in cash flows for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002.

Certain reclassifications have been made to the 2002 financial statements and related footnotes to conform to the 2003 presentation.

2.  INVENTORIES
                                   June 29,           December 29,
                                     2003                 2002
                                   --------           -----------
                                            (Thousands)
           Raw materials           $  9,764             $  8,184
           Work in process            4,190                3,387
           Finished goods            73,863               68,581
                                   --------             --------
                                   $ 87,817             $ 80,152
                                   ========             ========

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $53.4 million and $51.6 million as of June 29, 2003 and December 29, 2002, respectively.

The following table reflects the components of intangible assets as of June 29, 2003 and December 29, 2002:

                                  June 29, 2003         December 29, 2002
                              ----------------------  ----------------------
                Amortizable    Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                               (Thousands)
Customer lists       20        $28,694     $12,937     $26,363     $10,544
Trade name           30         26,321       3,071      24,405       2,440
Patents, license
 agreements        5 to 14      34,847      21,028      32,364      19,095
Other              3 to 6          804         273         778         220
                               -------     -------     -------     -------
                               $90,666     $37,309     $83,910     $32,299
                               =======     =======     =======     =======

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $2.4 million and $2.6 million of amortization expense in the first half of fiscal 2003 and 2002, respectively.

Estimated amortization expense for 2003 and each of the five succeeding years is:
                                             (Thousands)
                                2003            $4,755
                                2004            $4,498
                                2005            $3,956
                                2006            $3,293
                                2007            $3,276
                                2008            $3,262

The changes in the carrying amount of goodwill for the six months ended June 29, 2003, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)
Balance as of
 beginning of
 fiscal year 2003
 (December 30, 2002)    $91,072       $36,895       $57,791       $185,758
Foreign currency
 translation adjustment   7,058           766         5,051         12,875
                        -------       -------       -------       --------
Balance as of
 June 29, 2003          $98,130       $37,661       $62,842       $198,633
                        =======       =======       =======       ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Pursuant to SFAS 142, the Company will perform its annual assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

4. LONG-TERM DEBT

Long-term debt at June 29, 2003 and December 29, 2002 consisted of the following:
                                              June 29,       December 29,
                                                2003              2002
                                              --------        -----------
                                                      (Thousands)
   Six and one-half year EUR 244 million
    variable interest rate collateralized
    term loan maturing in 2006                $ 49,828          $ 64,447
   Six and one-half year $25 million
    variable interest rate
    collateralized term loan maturing in
    2006                                         1,952             7,882
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility maturing in 2006             2,508             2,502
   Twenty-two and one-half year
    EUR 9.5 million capital lease
    maturing in 2021                            10,004             9,267
   Eight and one-half year
    EUR 2.7 million capital lease
    maturing in 2007                             1,742             1,757
   Other capital leases with maturities
    through 2004                                    51             1,385
                                              --------          --------
   Total                                        66,085            87,240
   Less current portion                        (15,435)          (18,427)
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)        50,650            68,813
   Convertible subordinated debentures         120,000           120,000
                                              --------          --------
   Total long-term portion                    $170,650          $188,813
                                              ========          ========

During the second quarter 2003, $3.0 million of unscheduled repayments were made on the $25 million collateralized term loan. At June 29, 2003, EUR 43.6 million (approximately $49.8 million) and $2.0 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $11.9 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

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

6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                     Quarter              Six Months
                                (13 weeks) Ended       (26 weeks) Ended
                              --------------------   --------------------
                               June 29,    June 30,   June 29,    June 30,
                                2003        2002       2003        2002
                              --------    --------   --------    --------
                                   (Thousands, except per share amounts)
Basic earnings/(loss)
 per share:

Earnings before cumulative
 effect of change in
 accounting principle         $ 10,862    $  5,967   $ 15,063    $ 10,081
Cumulative effect of change
 in accounting principle             -           -          -     (72,861)(1)
                              --------    --------   --------    --------

Net earnings/(loss)           $ 10,862    $  5,967   $ 15,063    $(62,780)
                              ========    ========   ========    ========
Weighted average common
 stock outstanding              32,762      32,232     32,743      32,088
                              ========    ========   ========    ========
Basic earnings per share
 before cumulative effect
 of change in accounting
 principle                    $    .33    $    .19   $    .46    $    .31

Cumulative effect of
 change in accounting
 principle                           -           -          -       (2.27)
                              --------    --------   --------    --------
Basic earnings/(loss)
 per share                    $    .33    $    .19   $    .46    $  (1.96)
                              ========    ========   ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Diluted earnings/(loss) per share:

Earnings before cumulative
 effect of change in
 accounting principle         $ 10,862    $  5,967   $ 15,063    $ 10,081

Interest on subordinated
 debentures, net of tax            961         961      1,922       1,922
                              --------    --------   --------    --------
Net earnings before
 cumulative effect of change
 in accounting principle
 available for dilutive
 securities                     11,823       6,928     16,985      12,003

Cumulative effect of change
 in accounting principle             -           -          -     (72,861)(2)
                              --------    --------   --------    --------
Net earnings/(loss) after
 cumulative effect of change
 in accounting principle
 available for dilutive
 securities                   $ 11,823    $  6,928   $ 16,985    $(60,858)
                              ========    ========   ========    ========
Weighted average common
 stock outstanding              32,762      32,232     32,743      32,088

Additional common shares
 resulting from stock
 options (1)                       501         718        296         726

Additional common shares
 resulting from subordinated
 debentures                      6,528       6,528      6,528       6,528
                              --------    --------   --------    --------

Weighted average common
 stock and dilutive stock
 outstanding                    39,791      39,478     39,567      39,342
                              ========    ========   ========    ========
Diluted earnings per share
 before cumulative effect
 of change in accounting
 principle                    $    .30    $    .18   $    .43    $    .31

Cumulative effect of change
 in accounting principle             -           -          -       (1.86)
                              --------    --------   --------    --------
Diluted earnings/(loss)
 per share                    $    .30    $    .18   $    .43    $  (1.55)
                              ========    ========   ========    ========

 (1) Excludes approximately 1,179, 1,210, 1,816, and 1,284 anti-dilutive outstanding stock options for the second quarters of 2003 and 2002, and the first six months of 2003 and 2002, respectively.
 (2) No tax effect as goodwill amortization is non-deductible for tax.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002 were as follows:

                                     Quarter              Six Months
                                (13 weeks) Ended       (26 weeks) Ended
                              --------------------   --------------------
                               June 29,    June 30,   June 29,    June 30,
                                 2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)

Interest                      $  4,514    $  5,394   $  5,988    $  7,494
Income tax payments, net      $  4,153    $  2,391   $  3,107    $  3,259

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
                    =======       =======        =======       =======

                    Accrual                       Cash        Accrual
                      at          Decrease       Payments       at
                   March 30,         in       (and Exchange   June 29,
                     2003         Goodwill     Rate Changes)    2003

                   ---------      --------     ------------   --------
                                     (Thousands)
Severance and
 other employee
 related charges    $ 3,149       $     -        $  (263)      $ 2,886
Lease termination
 costs                1,684             -            (54)        1,630
                    -------       -------        -------       -------
                    $ 4,833       $     -        $  (317)      $ 4,516
                    =======       =======        =======       =======

At the end of the second quarter 2003, 46 of the 61 planned employee terminations, related to the 2002 restructuring, and 293 of the 322 planned employee terminations, related to the 2001 restructuring, had occurred. The Company expects the terminations and restructuring actions to be completed by the end of 2003. Termination benefits are being paid out over a period of 1 to 24 months after termination.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


9. CONTINGENT LIABILITIES

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated results of operations and/or financial condition, except as described below.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc., held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgment was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgments pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26.4 million and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company complied with the Court's order.

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court (1) authorized the release to the Company of the $26.4 million bond and escrowed treasury shares previously posted as security by the Company, (2) directed the Company to post a replacement bond in the reduced amount of $11.3 million, which amount was subsequently amended to $11.4 million, and (3) stayed execution of the judgment upon the posting of said bond by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed.

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $11 million. Management believes it is remotely possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

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

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and has been re-filed in New Jersey and is included in the Stay Order. The Stay is expected to remain in place until such time as the ID Security Systems case, referred to above, is either terminated or any appeals have been exhausted in the Third Circuit Court of Appeals.

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

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable the judgment will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

On February 28, 2003 a civil action was filed in the Superior Court of New Jersey, Bergen County, by Franklin Graphics, Inc. against Checkpoint Systems, Inc. and Christopher Clarke, (Docket No. BER-L-1575-03) seeking compensatory damages in excess of $1 million, treble damages, punitive damages, and attorneys' fees. The plaintiff alleges tortious interference with a contractual relationship and prospective economic relations, unfair competition, violation of duty loyalty, breach of contract and consumer fraud.

The factual basis for the suit may be summarized as follows. The Company performed clothing label tag printing services as a subcontractor to the plaintiff for a number of apparel manufacturers who were customers of the plaintiff. Co-defendant Clarke was an employee of plaintiff who had responsibility for interfacing with apparel manufacturers and the Company Defendant Clarke left the employ of plaintiff early in 2002, establishing his own business. Subsequently, defendant Clarke joined the Company as an employee. Certain of the customers of the plaintiff ceased doing business with plaintiff and engaged Checkpoint directly to perform the clothing label tag printing services.

The Company disputes any liability to plaintiff and intends to defend this matter vigorously. The Company has filed a motion to dismiss the consumer fraud/treble damage claim and intends to counterclaim for approximately $0.1 million for goods and services provided. The potential likelihood of collection on the counterclaim or liability on the plaintiff's claims cannot be estimated at this time, therefore no liability has been recorded for this suit. Management is unable to predict the outcome of this proceeding, but does not believe that the ultimate resolution will have a material adverse affect on the consolidated financial position or results of operation of the registrant, however, if such matter were determined adversely to the registrant, the ultimate liability arising therefrom should not be material to the financial position of the Company, but could be material to its results of operation in any quarter or annual period.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


The following table sets forth the movements in the warranty reserve:

                                     Quarter              Six Months
                                (13 weeks) Ended       (26 weeks) Ended
                              --------------------   --------------------
                               June 29,    June 30,   June 29,    June 30,
                                 2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)
Balance at the beginning
 of the period                $  4,111    $  3,213   $  4,002    $  3,303

Accruals for warranties
 issued                       $    280    $    135   $    496    $    392
Accruals related to
 pre-existing warranties,
 including changes in
 estimates                           -          28          -         (86)
                              --------    --------   --------    --------
Total accruals                $    280    $    163   $    496    $    306
Settlements made                  (204)        (68)      (385)       (263)
Foreign currency
 translation adjustment            186         305        260         267
                              --------    --------   --------    --------
Balance at the end of the
 period                       $  4,373    $  3,613   $  4,373    $  3,613
                              ========    ========   ========    ========

10. BUSINESS SEGMENTS

                                     Quarter              Six Months
                                (13 weeks) Ended       (26 weeks) Ended
                              --------------------   --------------------
                               June 29,    June 30,   June 29,    June 30,
                                 2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)
Business segment net revenues:
   Security                   $111,962    $ 99,187   $204,726    $178,284
   Labeling Services            39,392      37,851     78,015      73,698
   Retail Merchandising         24,366      23,886     49,396      52,396
                              --------    --------   --------    --------
Total                         $175,720    $160,924   $332,137    $304,378
                              ========    ========   ========    ========
Business segment gross profit:
   Security                   $ 51,921    $ 43,960   $ 91,563    $ 77,820
   Labeling Services            11,724      11,291     23,047      22,539
   Retail Merchandising         11,966      10,831     24,150      25,155
                              --------    --------   --------    --------
Total gross profit            $ 75,611    $ 66,082   $138,760    $125,514
Operating expenses              56,623      53,967    111,520     103,799
Interest expense, net            2,543       3,448      5,247       6,758
Other gain/(loss)                 (209)        131        539        (100)
                              --------    --------   --------    --------
Earnings before income taxes  $ 16,236    $  8,798   $ 22,532    $ 14,857
                              ========    ========   ========    ========

                          CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

11. STOCK OPTIONS

At June 29, 2003, the Company has one stock-based employee compensation plan. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:

                                     Quarter                Six Months
                                (13 weeks) Ended        (26 weeks) Ended
                              --------------------    --------------------
                              June 29,    June 30,    June 29,    June 30,
                                2003        2002        2003        2002
                              --------    --------    --------    --------
                                              (Thousands)

     Net earnings/(loss),
      as reported             $ 10,862    $  5,967    $ 15,063    $(62,780)
     Total stock-based
      employee compensation
      expense determined
      under fair value
      based method,
      net of tax                  (806)       (273)     (1,672)     (1,599)
                              --------    --------    --------    --------
     Pro-forma net
      earnings/(loss)         $ 10,056    $  5,694    $ 13,391    $(64,379)
                              ========    ========    ========    ========

     Net earnings/(loss)
      per share:
      Basic, as reported      $    .33    $    .19    $    .46    $  (1.96)
                              ========    ========    ========    ========
      Basic, pro-forma        $    .31    $    .18    $    .41    $  (2.01)
                              ========    ========    ========    ========
      Diluted, as reported    $    .30    $    .18    $    .43    $  (1.55)
                              ========    ========    ========    ========
      Diluted, pro-forma      $    .28    $    .17    $    .39    $  (1.96)(1)
                              ========    ========    ========    ========

 (1) The conversion of 6,528 common shares from the subordinated debentures is not included as it is anti-dilutive.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)




12. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into by the Company after June 29, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a significant impact on its consolidated financial statements.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Second Quarter 2003 Compared to Second Quarter 2002
---------------------------------------------------

     Net Revenues

Revenues for the second quarter 2003 increased by $14.8 million or 9.2% from $160.9 million to $175.7 million. Foreign currency translation had a positive impact on revenues of approximately $18.3 million or 11.4% in the second quarter of 2003 as compared to the second quarter of 2002.

Security revenues increased by $12.8 million or 12.9% in the second quarter of 2003 as compared to the second quarter of 2002. Foreign currency translation had a positive impact of approximately $10.6 million. The remaining increase was primarily due to better penetration in the electronic article surveillance (EAS) markets in Europe and Asia Pacific and in the closed-circuit television (CCTV) market in the USA, partially offset by a decline in US EAS sales. Labeling services revenues increased by $1.5 million. The increase was due to the positive impact of foreign currency translation of approximately $3.9 million, which was partially offset by lower barcode printer and label revenues in the USA and Europe. Retail merchandising revenues increased by $0.5 million or 2.0%. The positive impact of foreign currency translation of approximately $3.8 million, or 15.9%, was largely offset by decreases in hand-held labeling systems
(HLS) and retail display systems (RDS) in Europe. Continuing penetration of retail scanning caused the decline in HLS. The RDS decrease was primarily due to weaker economic conditions in Central Europe resulting in fewer new store openings.

     Gross Profit

Gross profit for the second quarter 2003 was $75.6 million, or 43.0% of revenues, compared to $66.1 million, or 41.1% of revenues, for the second quarter 2002. The benefit of foreign currency translation on gross profit was approximately $7.7 million or 11.7% in the second quarter of 2003 as compared to the second quarter of 2002.

Security gross profit, as a percentage of sales, increased from 44.3% in the second quarter of 2002 to 46.4% in the second quarter of 2003, primarily as a result of improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in a different currency. Gross profit, as a percentage of net revenues, for labeling services remained constant at 29.8%. The retail merchandising gross profit percentage increased 3.8% (from 45.3% to 49.1%) in the second quarter of 2003 compared to the second quarter of 2002. The increase was principally due to an improvement in RDS gross profit in Europe and an increase in HLS sales to smaller accounts, which generate lower revenues at a higher gross profit percentage.

For the second quarter of 2003 and 2002, field service and installation costs were 8.7% and 8.0% of net revenues, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General, and Administrative Expenses

SG&A expenses increased $2.7 million (or 4.9%) over the second quarter of 2002. Foreign currency translation increased SG&A expenses in the second quarter of 2003 by approximately $5.7 million over the comparable quarter in 2002. The second quarter of 2002 included $2.8 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation. As a percentage of net revenues, SG&A expenses decreased to 32.2% from 33.5%.

     Interest Expense and Interest Income

Interest expense for the second quarter of 2003 decreased $1.0 million from the comparable quarter in 2002 (from $3.9 million to $2.9 million) due to debt repayment over the last twelve months. Interest income for the second quarter of 2003 decreased by $0.1 million from the comparable quarter in 2002 (from $0.5 million to $0.4 million) as a result of lower interest rates on cash investments.

     Other (Loss)/Gain, net

Other (loss)/gain, net represented a net foreign exchange loss of $0.2 million and a net foreign exchange gain of $0.1 million for the second quarter of 2003 and 2002, respectively.

     Income Taxes

The effective tax rate for the second quarter of 2003 was 33.0%. The effective tax rate for the second quarter of 2002 was 32.0%. The higher tax rate results primarily from foreign income tax rate differentials.

     Net Earnings/(Loss)

The Company's second quarter 2003 net earnings were $10.9 million, or $0.30 per diluted share, compared $6.0 million, or $0.18 per diluted share, in the second quarter 2002.

     Exposure to International Operations

Approximately 67% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and, therefore, the future impact that such changes may have on its operations.

     Restructuring

The changes in the provision for restructuring are covered in Note 8 of the Consolidated Financial Statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Half 2003 Compared to First Half 2002
-------------------------------------------

     Net Revenues

Revenues for the first half of 2003 increased by $27.7
 million or 9.1% from
$304.4 million to $332.1 million. Foreign currency translation had a positive impact on revenues of approximately $33.5 million or 11.0% in the first six months of 2003 over the comparable period for 2002.

Security revenues increased by $26.4 million or 14.8% in the first half of 2003 as compared to the first half of 2002. Foreign currency translation had a positive impact of approximately $18.3 million. The remaining increase was primarily due to better penetration in the EAS markets in Europe and Asia Pacific and in the CCTV market in the USA, partially offset by a decline in US EAS sales. Labeling services revenues increased by $4.3 million, from $73.7 million to 78.0 million. The increase was due to the positive impact of foreign currency translation of approximately $7.5 million, which was partially offset by lower barcode systems revenues in the USA, Europe, and Asia Pacific. Retail merchandising revenues decreased by $3.0 million or 5.7%, despite the positive impact of foreign currency translation of $7.7 million or 14.7%. The lower revenues primarily resulted from the decline of HLS in Europe, due to an unusual increase in the first quarter of 2002 caused by the conversion to the Euro currency and the continuing penetration of retail scanning, combined with a decrease in RDS revenues caused by weaker economic conditions in Central Europe.

     Gross Profit

Gross profit for the first six months of 2003 was $138.8 million, or 41.8% of revenues, compared to $125.5 million, or 41.2% of revenues, for the first six months of 2002. The benefit of foreign currency translation on gross profit was approximately $14.2 million or 11.4% in the first half of 2003 as compared to the first half of 2002.

Security gross profit, as a percentage of sales, increased from 43.6% in the first half of 2002 to 44.7% in the comparable period of 2003, primarily as a result of improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in a different currency. Gross profit, as a percentage of net revenues, for labeling services decreased from 30.6% for the first half of 2002 to 29.5% for the first half of 2003. The decrease in gross profit percentage was principally due to competitive pricing pressure in the first six months of 2003. The retail merchandising gross profit percentage increased 0.9% (from 48.0% to 48.9%) in the first half of 2003 compared to the first half of 2002. The increase was principally due to an improvement in RDS gross profit in Europe.

For the first six months of 2003 and 2002, field service and installation costs were 8.8% and 8.4% of net revenues, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General, and Administrative Expenses

SG&A expenses increased $7.7 million (or 7.4%) over the first half of 2002 (from $103.8 million to $111.5 million). Foreign currency translation increased SG&A expenses in the first six months of 2003 by approximately $11.2 million (or 10.8%) over the comparable period in 2002. The second quarter of 2002 included $2.8 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation. As a percentage of net revenues, SG&A expenses decreased from 34.1% to 33.6%.

     Other (Loss)/Income, net

Other (loss)/income, net represented a net foreign exchange gain of $0.5 million and a net foreign exchange loss of $0.1 million for the first half of 2003 and 2002, respectively.

     Interest Expense and Interest Income

Interest expense for the first half of 2003 decreased $1.6 million from the comparable half in 2002 (from $7.6 million to $6.0 million) due to debt repayment in the last twelve months. Interest income for the first half of 2003 decreased by $0.2 million from the comparable half in 2002 (from $0.9 million to $0.7 million) as a result of lower interest rates on cash investments.

     Income Taxes

The effective tax rate for the first six months of 2003 was 33.0%. The effective tax rate for the first half of 2002 was 32.0%. The higher tax rate results primarily from foreign income tax rate differentials.

     Net Earnings/(Loss)

The Company's net earnings for the first half of 2003 were $15.1 million, or $0.43 per diluted share, compared to a net loss of $62.8 million, or $1.55 per diluted share, in the first half of 2002. Included in the net loss for the first six months of 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." The earnings before cumulative effect of change in accounting principle for the first half of 2002 was $10.1 million, or $0.31 per diluted share.

     Exposure to International Operations

Approximately 66% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities generated approximately $23.6 million during the first half of 2003 compared to $41.3 million in the same period in 2002. This change from the prior year was primarily attributable to an increase in working capital.

During the second quarter 2003, $3.0 million of unscheduled repayments were made on the $25 million collateralized term loan. At June 29, 2003, EUR 43.6 million (approximately $49.8 million) and $2.0 million were outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.5 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $11.9 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc., held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgment was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court (1) authorized the release to the Company of the $26.4 million bond and escrowed treasury shares previously posted as security by the Company,
(2) directed the Company to post a replacement bond in the reduced amount of $11.3 million, which amount was subsequently amended to $11.4 million, and (3) stayed execution of the judgment upon the posting of said bond by the Company.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. (See Note 9 of the Consolidated Financial Statements.)

Although management expects to prevail upon appeal, should the appeal be unsuccessful, management anticipates that the final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment. The recording of a liability or a final judgment could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during the first half of fiscal 2003 totaled $7.8 million compared to $3.0 million during the first half of fiscal 2002. The increase in 2003 principally resulted from additional manufacturing-related investments. The Company anticipates its capital expenditures to approximate $14 million in 2003.

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

As of June 29, 2003, the Company had currency exchange forward contracts totaling approximately $19.9 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts where it is not economically efficient, specifically for its operations in South America and Asia.

The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into by the Company after June 29, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a significant impact on its consolidated financial statements.

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


Item 4.  DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated results of operations and/or financial condition, except as described below.

On May 24, 2002, the jury in the Civil Action No. 99-CV-577 in the United States District Court for the Eastern District of Pennsylvania, filed by plaintiff ID Security Systems Canada Inc. against Checkpoint Systems, Inc., held in favor of the Company on the plaintiff's claim for Monopolization of Commerce, but against the Company on claims of Attempted Monopolization and Conspiracy to Monopolize. In addition, the jury held against the Company on two tort claims related to tortious interference and unfair competition. Judgment was entered on the verdict in favor of the plaintiff, after trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On June 14, 2002, in response to Motions filed by the Company, the Court stayed the execution of the judgments pending disposition of the Company's Motion for Post-Trial Relief and ordered the Company to post a bond in the amount of $26.4 million and to place into escrow 3,179,600 shares of the Company's treasury stock. The Company complied with the Court's order.

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court (1) authorized the release to the Company of the $26.4 million bond and escrowed treasury shares previously posted as security by the Company, (2) directed the Company to post a replacement bond in the reduced amount of $11.3 million, which amount was subsequently amended to $11.4 million, and (3) stayed execution of the judgment upon the posting of said bond by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed.

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $11 million. Management believes it is remotely possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to prevail in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

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

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and it has been re-filed in New Jersey and is included in the Stay Order. The Stay is expected to remain in place until such time as the ID Security Systems case, referred to above, is either terminated or any appeals have been exhausted in the Third Circuit Court of Appeals.

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

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable the judgment will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

On February 28, 2003 a civil action was filed in the Superior Court of New Jersey, Bergen County, by Franklin Graphics, Inc. against Checkpoint Systems, Inc. and Christopher Clarke, (Docket No. BER-L-1575-03) seeking compensatory damages in excess of $1 million, treble damages, punitive damages, and attorneys' fees. The plaintiff alleges tortious interference with a contractual relationship and prospective economic relations, unfair competition, violation of duty loyalty, breach of contract and consumer fraud.

The factual basis for the suit may be summarized as follows. The Company performed clothing label tag printing services as a subcontractor to the plaintiff for a number of apparel manufacturers who were customers of the plaintiff. Co-defendant Clarke was an employee of plaintiff who had responsibility for interfacing with apparel manufacturers and the Company Defendant Clarke left the employ of plaintiff early in 2002, establishing his own business. Subsequently, defendant Clarke joined the Company as an employee. Certain of the customers of the plaintiff ceased doing business with plaintiff and engaged Checkpoint directly to perform the clothing label tag printing services.

The Company disputes any liability to plaintiff and intends to defend this matter vigorously. The Company has filed a motion to dismiss the consumer fraud/treble damage claim and intends to counterclaim for approximately $0.1 million for goods and services provided. The potential likelihood of collection on the counterclaim or liability on the plaintiff's claims cannot be estimated at this time, therefore no liability has been recorded for this suit. Management is unable to predict the outcome of this proceeding, but does not believe that the ultimate resolution will have a material adverse affect on the consolidated financial position or results of operation of the registrant, however, if such matter were determined adversely to the registrant, the ultimate liability arising therefrom should not be material to the financial position of the Company, but could be material to its results of operation in any quarter or annual period.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on May 1, 2003.

(b) Directors elected at the meeting were: Alan R. Hirsig, George W. Off, and Sally Pearson. Directors whose term of office as a director continued after the meeting are: Robert O. Aders, William S. Antle, III, W. Craig Burns, David W. Clark, Jr., John E. Davies, Jr., R. Keith Elliott, and Jack W. Partridge.

(c) Shareholders voted upon the election and approved the following two matters:

     (1) The election of Alan R. Hirsig, George W. Off, and Sally Pearson as the Company's Class III directors to hold office until the 2006 Annual Shareholders Meeting. Shareholders voted as follows:

                        Alan Hirsig        George W. Off        Sally Pearson
                       ------------        -------------        -------------

         For            22,560,775           23,792,321           24,716,753

         Against         4,236,876            3,005,330            2,080,898
                        ----------           ----------           ----------
                        26,797,651           26,797,651           26,797,651
                        ==========           ==========           ==========

     (2) To amend the Company's Stock Option Plan (1992) to increase by 4,000,000 the number of shares for which options may be granted thereunder from 12,000,000 to 16,000,000.

                For           Against         Abstained         Unvoted
            ----------       ---------       -----------       ---------
            13,734,614       6,790,420          43,021         6,229,596

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  99.1     Exhibit 31.1
           Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

  99.2     Exhibit 31.2
           Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

  99.3     Exhibit 32.1
           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

        On May 19, 2003, the Company filed a Current Report on Form 8-K/A.

        On June 5, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated May 22, 2003 announcing the promotion of Per Levin to Executive Vice President, General Manager of Europe and that John E. Davies, Jr., had assumed the new title of Executive Vice President, General Manager of the Americas and Asia Pacific.

        On June 24, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated June 24, 2003, announcing that John R. Van Zile was appointed Senior Vice President, General Counsel and Secretary.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/W. Craig Burns                                      August 1, 2003
----------------------------
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/Arthur W. Todd                                      August 1, 2003
----------------------------
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit    Description
-------    -----------

  99.1     Exhibit 31.1
           Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

  99.2     Exhibit 31.2
           Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

  99.3     Exhibit 32.1
           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.