Form 10-Q
period 2003-09-29
CHECKPOINT SYSTEMS INC
filed 2003-10-31
CIK 215419

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 28, 2003
              -------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 20, 2003, there were 32,888,810 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         3

             Consolidated Statements of Operations               4

             Consolidated Statement of Shareholders' Equity      5

             Consolidated Statements of Comprehensive
             Income/(Loss)                                       5

             Consolidated Statements of Cash Flows               6

             Notes to Consolidated Financial Statements          7-19

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      20-28

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                  28

     Item 4. Controls and Procedures                            28



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  29-31

     Item 6. Exhibits and Reports on Form 8-K                   32

     SIGNATURES                                                 33

     INDEX TO EXHIBITS                                          34

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  Sept. 28,        Dec. 29,
                                                    2003             2002
                                                  --------        --------
                                                (Unaudited)
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 47,157        $ 54,670
  Accounts receivable, net of allowances
   of $14,166 and $14,420                          140,808         130,667
  Inventories                                       87,530          80,152
  Other current assets                              32,557          22,051
  Deferred income taxes                             10,351          10,326
                                                  --------        --------
  Total current assets                             318,403         297,866
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,155           4,895
PROPERTY, PLANT, AND EQUIPMENT, net                100,983         100,173
GOODWILL                                           199,540         185,758
OTHER INTANGIBLES, net                              52,305          51,611
OTHER ASSETS                                        37,746          38,079
                                                  --------        --------
TOTAL ASSETS                                      $713,132        $678,382
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 20,299        $ 20,512
  Accounts payable                                  43,920          47,418
  Accrued compensation and related taxes            26,949          25,701
  Other accrued expenses                            32,106          27,969
  Income taxes                                      20,061          17,860
  Unearned revenues                                 31,184          28,493
  Restructuring reserve                              4,187           5,600
  Other current liabilities                         12,882          13,126
                                                  --------        --------
  Total current liabilities                        191,588         186,679
LONG-TERM DEBT, LESS CURRENT MATURITIES             44,497          68,813
CONVERTIBLE SUBORDINATED DEBENTURES                120,000         120,000
ACCRUED PENSIONS                                    60,650          54,006
OTHER LONG-TERM LIABILITIES                         10,825          10,608
DEFERRED INCOME TAXES                               14,119          12,189
MINORITY INTEREST                                      954             841
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,924           3,904
   authorized 100,000,000 shares, issued
   39,240,650 and 39,039,506
  Additional capital                               265,400         263,386
  Retained earnings                                 92,896          67,811
  Common stock in treasury, at cost,
   6,356,190 shares                                (64,379)        (64,379)
  Accumulated other comprehensive loss             (27,342)        (45,476)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         270,499         225,246
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $713,132        $678,382
                                                  ========        ========
       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                    Quarter                 Nine Months
                                (13 weeks) Ended         (39 weeks) Ended
                             ---------------------     --------------------
                              Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
                                2003         2002         2003         2002
                             --------     --------     --------     --------
                                  (Thousands, except per share data)


Net revenues                 $177,229     $158,800     $509,366     $463,178
Cost of revenues              104,039       93,187      297,416      272,051
                             --------     --------     --------     --------
Gross profit                   73,190       65,613      211,950      191,127
Selling, general, and
 administrative expenses       56,118       53,337      167,638      157,136
Other operating income              -          904            -          904
                             --------     --------     --------     --------
Operating income               17,072       13,180       44,312       34,895

Interest income                   307          444        1,031        1,313
Interest expense                2,632        3,836        8,603       11,463
Other gain/(loss), net            271         (366)         810         (466)
                             --------     --------     --------     --------
Earnings before income taxes   15,018        9,422       37,550       24,279

Income taxes                    4,956        3,015       12,391        7,769
Minority interest                  40           33           74           55
                             --------     --------     --------     --------
Earnings before cumulative
 effect of change in
 accounting principle          10,022        6,374       25,085       16,455

Cumulative effect of change
 in accounting principle            -            -            -      (72,861)
                             --------     --------     --------     --------
Net earnings/(loss)          $ 10,022     $  6,374     $ 25,085     $(56,406)
                             ========     ========     ========     ========

Earnings per share before
 cumulative effect of change
 in accounting principle:
 Basic                       $    .31     $    .20     $    .77     $    .51
                             ========     ========     ========     ========
 Diluted                     $    .27     $    .19     $    .70     $    .49
                             ========     ========     ========     ========
Net earnings/(loss) per
 share:
 Basic                       $    .31     $    .20     $    .77     $  (1.75)
                             ========     ========     ========     ========
 Diluted                     $    .27     $    .19     $    .70     $  (1.36)
                             ========     ========     ========     ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                          Nine Months (39 weeks) Ended September 28, 2003
                      ------------------------------------------------------
                                                 Accumu-
                                                 lated
                                                 Other
                              Addit-             Compre-
                      Common  ional    Retained  hensive  Treasury
                      Stock   Capital  Earnings  Loss     Stock      Total
                      ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 29, 2002     $3,904  $263,386  $67,811 $(45,476) $(64,379) $225,246
(Common shares:
 issued 39,039,506
 reacquired 6,356,190)
Net earnings                             25,085                       25,085
Exercise of stock
 options                  20     2,014                                 2,034
 (201,144 shares)
Net loss on interest
 rate swap                                             9                   9
Foreign currency
 translation adjustment                           18,125              18,125
                      ------  --------  ------- --------  --------  --------
Balance,
September 28, 2003    $3,924  $265,400  $92,896 $(27,342) $(64,379) $270,499
                      ======  ========  ======= ========  ========  ========
(Common shares:
 issued 39,240,650
 reacquired 6,356,190)

       See accompanying notes to consolidated financial statements.



                           CHECKPOINT SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                                  (Unaudited)

                                    Quarter                  Nine Months
                                (13 weeks) Ended          (39 weeks) Ended
                              ---------------------      --------------------
                              Sept. 28,     Sept. 29,    Sept. 28,   Sept. 29,
                                2003          2002         2003        2002
                              --------     --------      --------    --------
                                                (Thousands)

Net earnings/(loss)           $ 10,022     $  6,374     $ 25,085    $(56,406)
Net gain/(loss) on interest
 rate swap, net of tax              70         (473)           6        (684)
Foreign currency
 translation adjustment          1,857       (5,171)      18,125      15,323
                              --------     --------     --------    --------
Comprehensive income/(loss)   $ 11,949     $    730     $ 43,216    $(41,767)
                              ========     ========     ========    ========

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                               Nine Months (39 weeks) Ended
                                               ----------------------------
                                                  Sept. 28,     Sept. 29,
                                                    2003          2002
                                                  --------      --------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                               $ 25,085      $(56,406)
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Cumulative effect of change in accounting
   principle, net of tax                                 -        72,861
   Revenue equipment under operating lease          (1,340)         (958)
   Long-term customer contracts                        169         1,792
   Depreciation and amortization                    22,358        23,636
   (Gain)/loss on disposal of fixed assets            (195)            -
(Increase)/decrease in current assets, net
 of the effects of acquired companies:
   Accounts receivable                              (1,480)       15,036
   Inventories                                      (2,135)        8,572
   Other current assets                             (9,084)         (134)
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                 (5,809)       (5,135)
   Income taxes                                        406        (2,555)
   Unearned revenues                                 1,185         6,441
   Restructuring reserve                            (1,659)       (9,661)
   Other current and accrued liabilities               952         5,344
                                                  --------      --------
Net cash provided by operating activities         $ 28,453      $ 58,833
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (9,991)       (4,559)
Acquisitions, net of cash acquired                       -          (681)
Other investing activities                             590         1,029
                                                  --------      --------
Net cash used in investing activities             $ (9,401)     $ (4,211)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                        1,869         7,019
Net change in short-term debt                        1,983           754
Payment of long-term debt                          (33,126)      (68,177)
                                                  --------      --------
Net cash used in financing activities             $(29,274)     $(60,404)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                        2,709         1,710
                                                  --------      --------
Net (decrease)/increase in cash and cash
 equivalents                                      $ (7,513)     $ (4,072)
Cash and cash equivalents:
Beginning of period                                 54,670        43,698
                                                  --------      --------
End of period                                     $ 47,157      $ 39,626
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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at September 28, 2003 and December 29, 2002 and its results of operations and changes in cash flows for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002.

Certain reclassifications have been made to the 2002 financial statements and related footnotes to conform to the 2003 presentation.

2.  INVENTORIES
                                 September 28,         December 29,
                                     2003                  2002
                                 ------------          -----------
                                            (Thousands)
           Raw materials           $  8,998             $  8,184
           Work in process            4,688                3,387
           Finished goods            73,844               68,581
                                   --------             --------
                                   $ 87,530             $ 80,152
                                   ========             ========

Inventories are stated at the lower of cost (first-in, first-out method) or market.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $52.3 million and $51.6 million as of September 28, 2003 and December 29, 2002, respectively. The following table reflects the components of intangible assets as of September 28, 2003 and December 29, 2002:

                                September 28, 2003      December 29, 2002
                              ----------------------  ----------------------
                Amortizable    Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                               (Thousands)
Customer lists       20        $28,761     $13,236     $26,363     $10,544
Trade name           30         26,387       3,298      24,405       2,440
Patents, license
 agreements        5 to 14      34,959      21,785      32,364      19,095
Other              3 to 6          810         293         778         220
                               -------     -------     -------     -------
                               $90,917     $38,612     $83,910     $32,299
                               =======     =======     =======     =======

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

The Company has determined that the life previously assigned to these finite-lived assets is still appropriate, and has recorded $3.6 million and $3.9 million of amortization expense in the first nine months of fiscal 2003 and 2002, respectively.

Estimated amortization expense for 2003 and each of the five succeeding years is:
                                             (Thousands)
                                2003            $4,808
                                2004            $4,536
                                2005            $3,987
                                2006            $3,312
                                2007            $3,296
                                2008            $3,281

The changes in the carrying amount of goodwill for the nine months ended September 28, 2003, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)
Balance as of
 beginning of
 fiscal year 2003
 (December 30, 2002)    $91,072       $36,895       $57,791       $185,758
Foreign currency
 translation adjustment   7,771           795         5,216         13,782
                        -------       -------       -------       --------
Balance as of
 September 28, 2003     $98,843       $37,690       $63,007       $199,540
                        =======       =======       =======       ========

Pursuant to SFAS 142, the Company will perform its annual assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

4. LONG-TERM DEBT

Long-term debt at September 28, 2003 and December 29, 2002 consisted of the following:
                                             September 28,       December 29,
                                                 2003               2002
                                             ------------        -----------
                                                      (Thousands)
   Six and one-half year EUR 244 million
    variable interest rate collateralized
    term loan maturing in 2006                $ 46,148           $ 64,447
   Six and one-half year $25 million
    variable interest rate
    collateralized term loan maturing in
    2006                                             -              7,882
   Six and one-half year $100 million
    multi-currency variable interest
    rate collateralized revolving
    credit facility maturing in 2006             2,687              2,502
   Twenty-two and one-half year
    EUR 9.5 million capital lease
    maturing in 2021                             9,967              9,267
   Eight and one-half year
    EUR 2.7 million capital lease
    maturing in 2007                             1,657              1,757
   Other capital leases with maturities
    through 2004                                    38              1,385
                                              --------           --------
   Total                                        60,497             87,240
   Less current portion                        (16,000)           (18,427)
                                              --------           --------
   Total long-term portion (excluding
    convertible subordinated debentures)        44,497             68,813
   Convertible subordinated debentures         120,000            120,000
                                              --------           --------
   Total long-term portion                    $164,497           $188,813
                                              ========           ========

During the third quarter 2003, an unscheduled repayment of $2.0 million was made on the $25 million collateralized term loan to fully satisfy the outstanding balance. At September 28, 2003, EUR 40.3 million (approximately $46.1 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.7 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.3 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The Company has called $35.0 million of the convertible subordinated debentures for redemption on November 8, 2003. The called debentures are convertible at any time prior to the close of business on November 3, 2003. Each Note in the denomination of $1,000 is convertible, at the holder's option, into 54.4218 shares of the Company's common stock, which is equivalent to a conversion price of $18.375 per share.

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

6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                     Quarter              Nine Months
                                (13 weeks) Ended       (39 weeks) Ended
                              --------------------   --------------------
                              Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                2003        2002       2003        2002
                              --------    --------   --------    --------
                                   (Thousands, except per share amounts)
Basic earnings/(loss)
 per share:

Earnings before cumulative
 effect of change in
 accounting principle         $ 10,022    $  6,374   $ 25,085    $ 16,455
Cumulative effect of change
 in accounting principle             -           -          -     (72,861)(2)
                              --------    --------   --------    --------

Net earnings/(loss)           $ 10,022    $  6,374   $ 25,085    $(56,406)
                              ========    ========   ========    ========
Weighted average common
 stock outstanding              32,847      32,403     32,777      32,193
                              ========    ========   ========    ========
Basic earnings per share
 before cumulative effect
 of change in accounting
 principle                    $    .31    $    .20   $    .77    $    .51

Cumulative effect of
 change in accounting
 principle                           -           -          -       (2.26)
                              --------    --------   --------    --------
Basic earnings/(loss)
 per share                    $    .31    $    .20   $    .77    $  (1.75)
                              ========    ========   ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Diluted earnings/(loss) per share:

Earnings before cumulative
 effect of change in
 accounting principle         $ 10,022    $  6,374   $ 25,085    $ 16,455

Interest on subordinated
 debentures, net of tax            961         961      2,882       2,882
                              --------    --------   --------    --------
Net earnings before
 cumulative effect of change
 in accounting principle
 available for dilutive
 securities                     10,983       7,335     27,967      19,337

Cumulative effect of change
 in accounting principle             -           -          -     (72,861)(2)
                              --------    --------   --------    --------
Net earnings/(loss) after
 cumulative effect of change
 in accounting principle
 available for dilutive
 securities                   $ 10,983    $  7,335   $ 27,967    $(53,524)
                              ========    ========   ========    ========
Weighted average common
 stock outstanding              32,847      32,403     32,777      32,193

Additional common shares
 resulting from stock
 options (1)                       803         285        465         579

Additional common shares
 resulting from subordinated
 debentures                      6,528       6,528      6,528       6,528
                              --------    --------   --------    --------

Weighted average common
 stock and dilutive stock
 outstanding                    40,178      39,216     39,770      39,300
                              ========    ========   ========    ========
Diluted earnings per share
 before cumulative effect
 of change in accounting
 principle                    $    .27    $    .19   $    .70    $    .49

Cumulative effect of change
 in accounting principle             -           -          -       (1.85)
                              --------    --------   --------    --------
Diluted earnings/(loss)
 per share                    $    .27    $    .19   $    .70    $  (1.36)
                              ========    ========   ========    ========

 (1) Excludes approximately 878, 2,146, 1,779, and 1,267 anti-dilutive outstanding stock options for the third quarters of 2003 and 2002, and the first nine months of 2003 and 2002, respectively.
 (2) No tax effect as goodwill amortization is non-deductible for tax.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002 were as follows:

                                     Quarter              Nine Months
                                (13 weeks) Ended       (39 weeks) Ended
                              --------------------   --------------------
                              Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)

Interest                      $  1,120    $  2,248   $  7,108    $  9,742
Income tax payments, net      $ 10,842    $  4,234   $ 13,949    $  7,493

8. PROVISION FOR RESTRUCTURING

                                  Accrual         Cash        Accrual
                                    at           Payments        at
                                 Beginning    (and Exchange   March 30,
                                  of 2003      Rate Changes)    2003
                                 ---------     ------------   --------
                                               (Thousands)
Severance and
 other employee
 related charges                  $ 3,788        $  (639)      $ 3,149
Lease termination
 costs                              1,812           (128)        1,684
                                  -------        -------       -------
                                  $ 5,600        $  (767)      $ 4,833
                                  =======        =======       =======

                                 Accrual          Cash        Accrual
                                    at           Payments        at
                                 March 30,    (and Exchange   June 29,
                                   2003        Rate Changes)    2003
                                 ---------     ------------   --------
                                              (Thousands)
Severance and
 other employee
 related charges                  $ 3,149        $  (263)      $ 2,886
Lease termination
 costs                              1,684            (54)        1,630
                                  -------        -------       -------
                                  $ 4,833        $  (317)      $ 4,516
                                  =======        =======       =======

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


                                  Accrual         Cash        Accrual
                                    at           Payments       at
                                  June 29,    (and Exchange   Sept. 28,
                                   2003        Rate Changes)    2003
                                 ---------     ------------   --------
                                              (Thousands)
Severance and
 other employee
 related charges                  $ 2,886        $  (118)      $ 2,768
Lease termination
 costs                              1,630           (211)        1,419
                                  -------        -------       -------
                                  $ 4,516        $  (329)      $ 4,187
                                  =======        =======       =======

At the end of the third quarter 2003, 52 of the 61 planned employee terminations, related to the 2002 restructuring, and 294 of the 322 planned employee terminations, related to the 2001 restructuring, had occurred. The Company expects the terminations and restructuring actions to be completed by the first half of 2004. Termination benefits are being paid out over a period of 1 to 24 months after termination.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


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

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. ID Security Systems Canada Inc.'s brief is due by November 17, 2003 and the Company's brief is due 30 days after ID Security Systems Canada Inc.'s brief is filed. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $11 million. Management believes it is remotely possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as discussed below.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


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

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the October 18, 2002 Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is remotely possible that the Court of Appeals could reverse the decision of the lower Court in the ID Security Systems Canada Inc. litigation as it relates to the antitrust claims.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


The factual basis for the suit may be summarized as follows. The Company performed clothing label tag printing services as a subcontractor to the plaintiff for a number of apparel manufacturers who were customers of the plaintiff. Co-defendant Clarke was an employee of the plaintiff who had responsibility for interfacing with apparel manufacturers and the Company.

Co-defendant Clarke left the plaintiff's employment early in 2002, establishing his own business. Subsequently, co-defendant Clarke joined the Company as an employee. Certain of the plaintiff's customers ceased doing business with the plaintiff and engaged Checkpoint directly to perform the clothing label tag printing services.

The Company disputes any liability to the plaintiff and intends to defend this matter vigorously. The Company filed a motion to dismiss the consumer fraud/treble damage claim, and the Court denied that motion in August 2003. The Company has since filed an answer denying liability, a counterclaim for approximately $0.1 million for goods and services provided, and its own counterclaim under the consumer fraud statute. Management is unable to predict the outcome of this proceeding, but does not believe that the ultimate resolution will have a material adverse affect on the consolidated financial position or results of operations of the Company, however, if such matter were determined adversely to the Company, the ultimate liability arising therefrom should not be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.

The following table sets forth the movements in the warranty reserve:

                                     Quarter              Nine Months
                                (13 weeks) Ended       (39 weeks) Ended
                              --------------------   --------------------
                              Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)
Balance at the beginning
 of the period                $  4,373    $  3,613   $  4,002    $  3,303

Accruals for warranties
 issued                       $    396    $    106   $    892    $    499
Accruals related to
 pre-existing warranties,
 including changes in
 estimates                         (27)         (2)       (27)        (88)
                              --------    --------   --------    --------
Total accruals                $    369    $    104   $    865    $    411
Settlements made                  (271)       (134)      (656)       (397)
Foreign currency
 translation adjustment            (15)        (38)       245         228
                              --------    --------   --------    --------
Balance at the end of the
 period                       $  4,456    $  3,545   $  4,456    $  3,545
                              ========    ========   ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

10. BUSINESS SEGMENTS

                                     Quarter              Nine Months
                                (13 weeks) Ended       (39 weeks) Ended
                              --------------------   --------------------
                              Sept. 28,   Sept. 29,  Sept. 28,   Sept. 29,
                                2003        2002       2003        2002
                              --------    --------   --------    --------
                                              (Thousands)
Business segment net revenues:
   Security                   $117,104    $102,805   $321,829    $281,089
   Labeling Services            36,688      33,152    114,703     106,850
   Retail Merchandising         23,437      22,843     72,834      75,239
                              --------    --------   --------    --------
Total                         $177,229    $158,800   $509,366    $463,178
                              ========    ========   ========    ========
Business segment gross profit:
   Security                   $ 52,640    $ 45,174   $144,204    $122,993
   Labeling Services             9,985      10,147     33,032      32,685
   Retail Merchandising         10,565      10,292     34,714      35,449
                              --------    --------   --------    --------
Total gross profit            $ 73,190    $ 65,613   $211,950    $191,127
Operating expenses              56,118      52,433    167,638     156,232
Interest expense, net            2,325       3,392      7,572      10,150
Other gain/(loss)                  271        (366)       810        (466)
                              --------    --------   --------    --------
Earnings before income taxes  $ 15,018    $  9,422   $ 37,550    $ 24,279
                              ========    ========   ========    ========

11. STOCK OPTIONS

At September 28, 2003, the Company has one stock-based employee compensation plan. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

                          CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:

                                     Quarter                Nine Months
                                (13 weeks) Ended        (39 weeks) Ended
                              --------------------    --------------------
                              Sept. 28,   Sept. 29,   Sept. 28,   Sept. 29,
                                2003        2002        2003        2002
                              --------    --------    --------    --------
                                              (Thousands)

     Net earnings/(loss),
      as reported             $ 10,022    $  6,374    $ 25,085    $(56,406)
     Total stock-based
      employee compensation
      expense determined
      under fair value
      based method,
      net of tax                  (556)       (485)     (2,228)     (2,503)
                              --------    --------    --------    --------
     Pro-forma net
      earnings/(loss)         $  9,466    $  5,889    $ 22,857    $(58,909)
                              ========    ========    ========    ========

     Net earnings/(loss)
      per share:
      Basic, as reported      $    .31    $    .20    $    .77    $  (1.75)
                              ========    ========    ========    ========
      Basic, pro-forma        $    .29    $    .18    $    .70    $  (1.83)
                              ========    ========    ========    ========
      Diluted, as reported    $    .27    $    .19    $    .70    $  (1.36)
                              ========    ========    ========    ========
      Diluted, pro-forma      $    .26    $    .17    $    .65    $  (1.43)
                              ========    ========    ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


12. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into by the Company after June 29, 2003. The Company's adoption of EITF Issue No. 00-21 has not significantly impacted its consolidated financial statements.

In January 2003, the FASB issued interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the Company's consolidated financial statements for the fourth quarter of 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.

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

Critical Accounting Policies and Estimates
------------------------------------------

For a discussion of the Company's critical accounting policies and estimates, see Item 7 "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in the Company's Annual Report on Form 10-K filed for the year ending December 29, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Third Quarter 2003 Compared to Third Quarter 2002
---------------------------------------------------

     Net Revenues

Revenues for the third quarter 2003 compared to the third quarter 2002 increased by $18.4 million or 11.6% from $158.8 million to $177.2 million. Foreign currency translation had a positive impact on revenues of approximately $12.0 million or 7.6% in the third quarter of 2003 as compared to the third quarter of 2002.

Security revenues increased by $14.3 million or 13.9% in the third quarter of 2003 as compared to the third quarter of 2002. Foreign currency translation had a positive impact of approximately $7.2 million. The remaining increase was primarily due to growth in the closed-circuit television (CCTV) market in the USA and the UK and in the electronic article surveillance (EAS) market in Asia Pacific, partially offset by a decline in US EAS sales. Labeling services revenues increased by $3.5 million. The increase was due to the positive impact of foreign currency translation of approximately $2.5 million and increased service bureau revenues in Europe and Asia Pacific partially offset by lower barcode printer revenues. Retail merchandising revenues increased by $0.6 million or 2.6%. The positive impact of foreign currency translation of approximately $2.4 million was largely offset by decreases in hand-held labeling systems (HLS) in Europe and the USA and retail display systems (RDS) in Europe. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS. The RDS decrease was primarily due to weaker economic conditions in Europe resulting in fewer new store openings.

     Gross Profit

Gross profit for the third quarter 2003 was $73.2 million, or 41.3% of revenues, compared to $65.6 million, or 41.3% of revenues, for the third quarter 2002. The benefit of foreign currency translation on gross profit was approximately $4.8 million in the third quarter of 2003 as compared to the third quarter of 2002.

Security gross profit, as a percentage of sales, increased from 43.9% in the third quarter of 2002 to 45.0% in the third quarter of 2003, primarily as a result of improved margins in CCTV due to increased volume and higher EAS product margins due to increased volume, improvements in manufacturing efficiencies, and the benefits of the weakening US dollar on products sourced in US dollars but sold in a different currency. The improvement in EAS product margins more than offset an increase in EAS technology spending. Gross profit, as a percentage of net revenues, for labeling services declined to 27.2% in the third quarter of 2003 from 30.6% in the third quarter of 2002. Competitive pricing pressures primarily caused the decline. The retail merchandising gross profit percentage remained constant at 45.1%.

Field service and installation costs for the third quarter of 2003 and 2002 were 9.3% and 8.3% of net revenues, respectively. The increase as a percentage of net revenues resulted from an increase in CCTV and EAS installations relative to total net revenues.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General, and Administrative Expenses

SG&A expenses increased $2.8 million over the third quarter of 2002. As a percentage of net revenues, SG&A expenses decreased to 31.7% from 33.6%. Foreign currency translation increased SG&A expenses in the third quarter of 2003 by approximately $3.9 million over the comparable quarter in 2002. The third quarter of 2002 included $2.7 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation.

     Other Operating Income

Due to changes in management in 2002, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.4 million of the restructuring accrual in the third quarter of 2002. Of this amount, $1.5 million was credited to cost of revenues and $0.9 million to other operating income.

     Interest Expense and Interest Income

Interest expense for the third quarter of 2003 decreased $1.2 million from the comparable quarter in 2002 (from $3.8 million to $2.6 million) due to debt repayment over the last twelve months. Interest income for the third quarter of 2003 decreased by $0.1 million from the comparable quarter in 2002 (from $0.4 million to $0.3 million) as a result of lower interest rates on cash investments.

     Other Gain/(Loss), net

Other gain/(loss), net represented a net foreign exchange gain of $0.3 million and a net foreign exchange loss of $0.4 million for the third quarter of 2003 and 2002, respectively.

     Income Taxes

The effective tax rate for the third quarter of 2003 was 33.0%. The effective tax rate for the third quarter of 2002 was 32.0%. The higher tax rate results primarily from foreign income tax rate differentials.

     Net Earnings/(Loss)

The Company's third quarter 2003 net earnings were $10.0 million, or $0.27 per diluted share, compared to $6.4 million, or $0.19 per diluted share, in the third quarter 2002.

     Exposure to International Operations

Approximately 64% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations, which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and, therefore, the future impact that such changes may have on its operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Restructuring

The changes in the provision for restructuring are covered in Note 8 of the Consolidated Financial Statements.


First Nine Months 2003 Compared to First Nine Months 2002
---------------------------------------------------------

     Net Revenues

Revenues for the nine months of 2003 compared to the same period in the prior year increased by $46.2 million or 10.0% from $463.2 million to $509.4 million. Foreign currency translation had a positive impact on revenues of approximately $45.5 million or 9.8% in the first nine months of 2003 over the comparable period for 2002.

Security revenues increased by $40.7 million or 14.5% in the nine months of 2003 as compared to the nine months of 2002. Foreign currency translation had a positive impact of approximately $25.4 million. The remaining increase was primarily due to growth in the US CCTV market as well as growth in the European and Asia Pacific EAS markets, partially offset by a decline in US EAS sales. Labeling services revenues increased by $7.9 million, from $106.8 million to $114.7 million. The increase was due to the positive impact of foreign currency translation of approximately $10.0 million and a $2.2 million increase in RFID library system revenues in the USA, which was partially offset by lower barcode systems revenues in the USA and Europe. Retail merchandising revenues decreased by $2.4 million or 3.2%, despite the positive impact of foreign currency translation of $10.1 million. The lower revenues primarily resulted from the decline of HLS in Europe, due to the continuing transition from hand-held price labeling to automated barcoding and scanning by retailers, combined with a decrease in RDS revenues caused by weaker economic conditions in Europe. The Company experienced an unusual increase in European HLS revenues in the first quarter of 2002 as a result of the conversion to the Euro currency.

     Gross Profit

Gross profit for the first nine months of 2003 was $212.0 million, or 41.6% of revenues, compared to $191.1 million, or 41.3% of revenues, for the first nine months of 2002. The benefit of foreign currency translation on gross profit was approximately $19.1 million in the nine months of 2003 as compared to the nine months of 2002.

Security gross profit, as a percentage of sales, increased from 43.8% in the nine months of 2002 to 44.8% in the comparable period of 2003, primarily as a result of improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in a different currency. Gross profit, as a percentage of net revenues, for labeling services decreased from 30.6% for the nine months of 2002 to 28.8% for the nine months of 2003. The decrease in gross profit percentage was principally due to competitive pricing pressure in the first nine months of 2003. The retail merchandising gross profit percentage increased 0.6% (from 47.1% to 47.7%) in the nine months of 2003 compared to the nine months of 2002. The increase was principally due to an improvement in RDS gross profit in Europe.

For the first nine months of 2003 and 2002, field service and installation costs were 9.0% and 8.4% of net revenues, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Selling, General, and Administrative Expenses

SG&A expenses increased $10.5 million over the nine months of 2002 (from $157.1 million to $167.6 million). As a percentage of net revenues, SG&A expenses decreased from 33.9% to 32.9%. Foreign currency translation increased SG&A expenses in the first nine months of 2003 by approximately $15.1 million over the comparable period in 2002. The second and third quarters of 2002 included $5.5 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation.

     Other Operating Income

Due to changes in management in 2002, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.4 million of the restructuring accrual in the third quarter of 2002. Of this amount, $1.5 million was credited to cost of revenues and $0.9 million to other operating income.

     Other Gain/(Loss), net

Other gain/(loss), net represented a net foreign exchange gain of $0.8 million and a net foreign exchange loss of $0.5 million for the nine months of 2003 and 2002, respectively.

     Interest Expense and Interest Income

Interest expense for the nine months of 2003 decreased $2.9 million from the comparable period in 2002 (from $11.5 million to $8.6 million) due to debt repayment in the last twelve months. Interest income for the nine months of 2003 decreased by $0.3 million from the comparable half in 2002 (from $1.3 million to $1.0 million) as a result of lower interest rates on cash investments.

     Income Taxes

The effective tax rate for the first six months of 2003 was 33.0%. The effective tax rate for the nine months of 2002 was 32.0%. The higher tax rate results primarily from foreign income tax rate differentials.

     Net Earnings/(Loss)

The Company's net earnings for the nine months of 2003 were $25.1 million, or $0.70 per diluted share, compared to a net loss of $56.4 million, or $1.36 per diluted share, in the nine months of 2002. Included in the net loss for the first nine months of 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." The earnings before cumulative effect of change in accounting principle for the nine months of 2002 was $16.5 million, or $0.49 per diluted share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


     Exposure to International Operations

Approximately 66% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations, which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and therefore, the future impact that such changes may have on its operations.

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

The Company's operating activities generated approximately $28.5 million during the first nine months of 2003 compared to $58.8 million in the same period in 2002. This change from the prior year was primarily attributable to refundable tax payments made in the third quarter of 2003 and a lower reduction in working capital for the first nine months of 2003 compared to the same period in 2002, particularly in accounts receivable, inventories.

During the third quarter 2003, an unscheduled repayment of $2.0 million was made on the $25 million collateralized term loan to fully satisfy the outstanding balance. At September 28, 2003, EUR 40.3 million (approximately $46.1 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.7 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.3 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The Company has called $35.0 million of the convertible subordinated debentures for redemption on November 8, 2003. The called debentures are convertible at any time prior to the close of business on November 3, 2003. Each Note in the denomination of $1,000 is convertible, at the holder's option, into 54.4218 shares of the Company's common stock, which is equivalent to a conversion price of $18.375 per share.

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

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


$13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court (1) authorized the release to the Company of the $26.4 million bond and escrowed treasury shares previously posted as security by the Company, (2) directed the Company to post a replacement bond in the reduced amount of $11.3 million, which amount was subsequently amended to $11.4 million, and (3) stayed execution of the judgment upon the posting of said bond by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. ID Security Systems Canada Inc.'s brief is due by November 17, 2003 and the Company's brief is due 30 days after ID Security Systems Canada Inc.'s brief is filed. (See Note 9 of the Consolidated Financial Statements.)

Although management expects to be successful upon appeal, should the appeal be unsuccessful, management anticipates that the final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment. The recording of a liability or a final judgment could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during the first nine months of fiscal 2003 totaled $10.0 million compared to $4.6 million during the first nine months of fiscal 2002. The increase in 2003 principally resulted from additional manufacturing-related investments. The Company anticipates its capital expenditures to approximate $14 million in 2003.

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

As of September 28, 2003, the Company had currency exchange forward contracts totaling approximately $22.6 million. The contracts are in the various local currencies covering primarily the Company's Western European operations along with the Company's Canadian and Australian operations. Historically, the Company has not purchased currency exchange forward contracts where it is not economically efficient, specifically for its operations in South America and Asia.

The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into by the Company after June 29, 2003. The Company's adoption of EITF Issue No. 00-21 has not significantly impacted its consolidated financial statements.

In January 2003, the FASB issued interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the Company's consolidated financial statements for the fourth quarter of 2003. The Company does not expect the adoption of FIN 46 to have a significant impact on its consolidated financial statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in item 7a of the Company's Annual Report on Form 10-K filed for the year ending December 29, 2002.


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

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. ID Security Systems Canada Inc.'s brief is due by November 17, 2003 and the Company's brief is due 30 days after ID Security Systems Canada Inc.'s brief is filed. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $11 million. Management believes it is remotely possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would not be paid prior to the end of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as discussed below.

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

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the October 18, 2002 Stay Order referred to above. No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is remotely possible that the Court of Appeals could reverse the decision of the lower Court in the ID Security Systems Canada Inc. litigation as it relates to the antitrust claims.

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

The factual basis for the suit may be summarized as follows. The Company performed clothing label tag printing services as a subcontractor to the plaintiff for a number of apparel manufacturers who were customers of the plaintiff. Co-defendant Clarke was an employee of the plaintiff who had responsibility for interfacing with apparel manufacturers and the Company.

Co-defendant Clarke left the plaintiff's employment early in 2002, establishing his own business. Subsequently, co-defendant Clarke joined the Company as an employee. Certain of the plaintiff's customers ceased doing business with the plaintiff and engaged Checkpoint directly to perform the clothing label tag printing services.

The Company disputes any liability to the plaintiff and intends to defend this matter vigorously. The Company filed a motion to dismiss the consumer fraud/treble damage claim, and the Court denied that motion in August 2003. The Company has since filed an answer denying liability, a counterclaim for approximately $0.1 million for goods and services provided, and its own counterclaim under the consumer fraud statute. Management is unable to predict the outcome of this proceeding, but does not believe that the ultimate resolution will have a material adverse affect on the consolidated financial position or results of operations of the Company, however, if such matter were determined adversely to the Company, the ultimate liability arising therefrom should not be material to the financial position of the Company, but could be material to its results of operations in any quarter or annual period.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

99.1        Exhibit 31.1
            Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

99.2        Exhibit 31.2
            Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

99.3        Exhibit 32.1
            Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On September 24, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated September 23, 2003, announcing that it would redeem $35 million of the aggregate principal amount of its existing 5-1/4% Convertible Subordinated Debentures due 2005.

     On October 24, 2003, the Company filed a Current Report on Form 8-K attaching a press release dated October 23, 2003, announcing its financial results for the third quarter of 2003.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/W. Craig Burns                                      October 31, 2003
----------------------------
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/Arthur W. Todd                                      October 31, 2003
----------------------------
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit     Description
-------     -----------


99.1        Exhibit 31.1
            Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

99.2        Exhibit 31.2
            Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

99.3        Exhibit 32.1
            Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.