Form 10-K
period 2003-12-28
CHECKPOINT SYSTEMS INC
filed 2004-03-12
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended December 28, 2003 Commission File No. 1-11257

                            CHECKPOINT SYSTEMS, INC.
    (Exact name of Registrant as specified in its Articles of Incorporation)


          Pennsylvania                            22-1895850
    (State of Incorporation)          (IRS Employer Identification No.)

101 Wolf Drive, PO Box 188, Thorofare, New Jersey               08086
--------------------------------------------------              -----
   (Address of principal executive offices)                  (Zip Code)

                                  856-848-1800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
     to be so registered           each class is to be registered
     -------------------           ------------------------------

Common Stock Purchase Rights          New York Stock Exchange


Securities to be registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.10 Per Share
       -----------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X    No
                           ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.
                                 X
                                ---

Indicate by check mark whether the Registrant is an accelerated filer, (as defined in Rule 12b-2 of the Act).

                        Yes X    No
                           ---     ---
As of June 29, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $497,846,000.

As of February 20, 2004, there were 34,940,504 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, presently scheduled to be held in Barcelona, Spain on April 29, 2004, are incorporated by reference into Part III hereof.



                                    PART I

This report, in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," may include information that could constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking the safe harbor provision. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "plan," or similar expressions. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from historical results and those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; (5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the development of new competitive technologies;
(8) the Company's ability to maintain its intellectual property; (9) competitive pricing pressures causing profit erosion; (10) the availability and pricing of component parts and raw materials; (11) possible increases in the payment time for receivables, as a result of economic conditions or other market factors;
(12) changes in regulations or standards applicable to the Company's products;
(13) unanticipated liabilities or expenses; (14) adverse determinations in the ID Security Systems Canada Inc. litigation and any other pending litigation affecting the Company; and (15) the impact of adverse determinations in the ID Security Systems Canada Inc. litigation on liquidity and debt covenant compliance.

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

The Company's products and services can be segmented into three groups:

Security

The Company's largest business is retail security. Its diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. The Company's products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities with impulse buying. Offering both its own proprietary RF-EAS and EM-EAS technologies, the Company holds a greater than 40% share of worldwide EAS installations. Systems for closed-circuit television (CCTV), fire and intrusion, and access control, also fall within the security business segment. The Company's broad and flexible product lines, marketed and serviced by its extensive sales and service organization, have helped the Company emerge as the preferred supplier to premier retailers around the world. Retail security represents approximately 64% of the Company's business.

Labeling Services

Labeling services is the Company's second largest business, generating approximately 22% of the Company's revenues in 2003. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a radio frequency identification (RFID) circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. The Company supports these objectives with its high-quality tag and label production, a global service bureau network (Check-Net(R)) of e-commerce-enabled capabilities, high-speed barcode labeling printing systems, and EAS and RFID technologies. Increasingly, the market seeks to move toward more sophisticated tag solutions that incorporate RFID components that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers.

Retail Merchandising

Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden the Company's reach among retailers and enable the Company to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of retailers introducing scanning, the Company's HLS products are serving a declining market. Retail merchandising represents approximately 14% of the Company's business.

BUSINESS STRATEGY

The Company's business strategy focuses on providing comprehensive, single-source solutions that help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. The Company believes that innovative new products and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. The Company intends to maintain its leadership position in certain key hard goods markets, expand its market share in the soft goods markets, and maximize its position in under-penetrated markets. The Company also intends to continue to capitalize on its installed base of large global retailers to promote source tagging. Furthermore, the Company plans to leverage its knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.

To achieve these objectives, the Company plans to work to continually enhance and expand its technologies and products, and provide superior service to its customers. The Company is focused on providing its customers with a wide variety of integrated shrink management, labeling, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the retailer, manufacturer, and distributor.

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

The Company offers a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. The Company's EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon the Company's tags and labels. The Company's EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (CE) regulations governing radio frequencies (RF), signal strengths, and other factors.

The Company markets its family of RF-EAS and EM-EAS systems under various brand names including Liberty(TM)/3G (3rd Generation), Strata(R), QS series, and EM series.

The Liberty/3G systems use Digital Signal Processing (DSP) technology, along with Advanced Digital Discrimination (ADD/RF) filtering technology and newly integrated wireless communications capabilities. These systems are capable of communicating vital information on system performance and store activities. The Liberty/3G, and Strata families can protect entrances of up to twelve feet wide using only two sensors.

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

Under the Company's source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. The Company has worked with more than 5,000 source tagging partners worldwide.

The Company markets an extensive line of reusable security tags that protect apparel items, as well as entertainment products. The reusable product line consists of plastic hard tags, ink tags, and security cases for entertainment products.

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

LABELING SERVICES

Barcode Labeling Systems

The Company is one of the largest providers to retailers of global tag and label printing services. Brand tags and labels are printed and supplied to the apparel industry worldwide. These products help retailers and manufacturers merchandise their brand identification along with critical variable data including size, color, and pricing. Many printing technologies are used to support the apparel industry including offset, flexographic, and digital printing. Bar codes are also used extensively with these tags and labels.

The Company sells both turnkey in-house barcode printing systems (laser and thermal printers) and a worldwide service bureau network (Check-Net) that can supply customers with integrated custom tags and labels with variable data. In addition, these tags and labels can be further integrated with RF substrates for EAS functions. This highly integrated tag incorporating brand identification, variable data, and RF functionality offers significant value to the apparel industry. Barcoding data is widely used in retail stores, supermarkets, warehouses, manufacturing facilities, libraries, and other environments where inventory identification and tracking are critical.

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

Check-Net(R) (Service Bureau)

The Company operates a global service bureau network of 29 locations worldwide which supplies customers with customized retail apparel tags and labels at the manufacturing location. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags.

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

RFID System Solutions

Radio frequency identification is an auto-ID technology. RFID tags, or "intelligent tags," contain an integrated circuit (IC) powered by a radio frequency antenna. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, without line-of-sight requirements. Through strategic R&D investments, the Company has established a product line of sophisticated RFID-based intelligent library solutions that offer strong features and benefits compared to competitive offerings. The Intelligent Library System(R) was released in 1999 and is currently installed in more than 100 libraries, primarily in the USA. In 2003, in response to the ongoing efforts of industry groups to introduce the Electronic Product Code (EPC) RFID tag to the retail supply chain, the Company made the strategic decision to expand its RFID development and sales and marketing efforts to this segment.


RETAIL MERCHANDISING

Hand-held Labeling Systems

Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to decline. The Company has a majority market share in Europe.

Retail Display Systems

Retail display systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, as well as Turn-O-Matic(R), a customer priority system.


PRINCIPAL MARKETS AND MARKETING STRATEGY

Through its security business segment, the Company markets EAS and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (apparel), libraries, and consumer product manufacturers through its source tagging program.


The Company enjoys significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments. Some of its diverse worldwide customers include: Barnes & Noble, Best Buy, Circuit City Stores, Esprit, Home Depot, Kohl's Department Stores, Linens `n Things, MarMaxx, Sears, Target Corporation, Walgreen Co., and Winn Dixie, Inc. in the USA; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q in the United Kingdom; Alcampo, Carrefour,
El Corte Ingles, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarche in France; Metro Group in Germany; Woolworths in Australia; Don Quixote in Japan; and Ahold in Europe.


Industry sources estimate that "shrinkage" (the value of goods which is not paid for) is a $35 billion annual problem for the North American retail industry and a $30-45 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft. Sophisticated data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.

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

The Company is focused on providing its customers with a wide variety of integrated shrink management, labeling services, and retail merchandising solutions. More specifically, the Company's ongoing marketing strategy includes the following:

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

    - expand our Access Control and Library offerings

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

More than 5,000 suppliers worldwide have participated in the Company's source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

    - increase installation of EAS equipment on a chain-wide basis with leading retailers around the world
    - offer integrated tag solutions, including custom tag conversion that address the needs of branding, tracking, and loss prevention
    - assist retailers in promoting source tagging with vendors
    - broaden penetration of existing accounts by promoting the Company's in-house printing, global service bureau network (Check-Net), and labeling solution capabilities
    - support manufacturers and suppliers to speed implementation
    - expand RF tag technologies and products to accommodate the needs of the packaging industry
    - develop evolution and compatibility with EPC/RFID technologies

In response to the needs of the Company's retail and supply chain customers, the Company is utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with the Company's RF circuit to deliver a RFID tag capable of storing, processing, and communicating product information while simultaneously protecting merchandise from theft. This product represents a rational progression of the Company's ongoing focus on RF technology.

DISTRIBUTION

Electronic Article Surveillance

The Company sells its EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, the Company markets its EAS products almost entirely through its own sales personnel and independent representatives. During 2003, 95% of total US EAS revenues was generated by the Company's own sales personnel.

Internationally, the Company markets its EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. The Company's international sales operations are currently located in 18 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, Japan, Malaysia, Mexico, and New Zealand.

Independent distributors accounted for 5% of the Company's EAS revenues outside the USA during 2003. Foreign distributors sell the Company's products to both the retail and library markets. The Company, pursuant to written distribution agreements, generally appoints an independent distributor as an exclusive distributor for a specified term and for a specified territory.

CCTV, Fire and Intrusion Systems

The Company markets CCTV systems and services in selected countries throughout the world using its own sales staff. These products and services are provided to the Company's EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the USA through a direct salesforce.

Access Control Systems

The sales personnel of the Company's access control products group market electronic access control products to approximately 240 independent dealers, primarily located in the USA. The Company employs regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to the Company's products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

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

Backlog

The Company's backlog of orders was approximately $52.7 million at December 28, 2003 compared to approximately $39.0 million at December 29, 2002. The Company anticipates that substantially all of the backlog at the end of 2003 will be delivered during 2004. In the opinion of management, the amount of backlog is not indicative of trends in the Company's business. The Company's Security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

The Company, with its acquisition of Meto AG, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EM tags, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2006, 2014, and 2004, respectively.

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

RFID System Solutions

On February 12, 1997, the Company entered into a ten-year joint research and development agreement with Mitsubishi Metals for RFID applications. The agreement provides for cross licensing of certain RFID applications during the term and for five years following the termination of the agreement.

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

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Electronic Article Surveillance

The Company manufactures its EAS products in facilities located in Puerto Rico, Japan, Germany, the Dominican Republic, and the Netherlands. The Company's manufacturing strategy is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically beneficial. This integration and in-house capability provides significant control over costs, quality, and responsiveness to market demand which the Company believes results in a distinct competitive advantage.

As part of its total quality management program, the Company practices concurrent engineering techniques in the design and development of its products involving its customers, engineering, manufacturing, and marketing.

For RF sensor production, the Company purchases raw materials from outside suppliers and assembles electronic components at its facilities in Puerto Rico for the majority of its sensor product lines. Certain components of sensors are manufactured at the Company's facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For its EAS tag production, the Company purchases raw materials and components from suppliers and completes the manufacturing process at its facilities in Puerto Rico (disposable tags), Japan (disposable tags), Germany (disposable tags), the Dominican Republic (reusable tags), and the Netherlands (disposable tags). The Company sold approximately 3.4 billion disposable tags in 2003 and has the capacity to produce approximately 7 billion disposable tags per year. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by the Company are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price. Three EAS systems suppliers are considered strategic partners. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

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

Labeling Services and Retail Merchandising

The Company manufactures labels, tags, and hand-held tools. The Company's main production facilities are located in Germany, the Netherlands, the USA, and Malaysia. Local production facilities are also situated in Australia, Hong Kong, New Zealand, Spain, Sweden, and the United Kingdom. Manufacturing in Germany is focused on print heads for HLS tools and labels for the HLS and BCS product areas. The Company's facilities in the Netherlands and in the USA manufacture labels and tags for laser overprinting, thermal labels, and support the Check-Net service bureau network worldwide. HLS labels are also manufactured in the USA. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

Two BCS printer suppliers are considered strategic partners. Supplies from other smaller suppliers are being combined where possible.


COMPETITION

Electronic Article Surveillance

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. The Company's principal global competitor in the EAS industry is Tyco International Ltd., through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and enginerred products and services. Tyco's 2003 revenues were approximately $37 billion. Tyco's ADT security division (including the former Sensormatic Electronics Corporation) holds a greater than 40% share of the worldwide EAS installed base. Management estimates that the Company also holds a greater than 40% market share of installed systems in the EAS industry.

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

Labeling Services

The Company estimates that the current worldwide barcode systems market, including printers and labels, is approximately $7 billion. This does not include the service bureau market segment which is estimated to be currently $500 million. The Company considers this a growing segment and believes it is well positioned with certain competitive advantages. Major competitors are Avery Dennison and Paxar. The Company also competes with a number of barcode printer manufacturers, including Intermec Technologies and Zebra Technologies. Several competitive labeling service companies are also customers as they purchase EAS circuits from the Company to integrate into their label offerings.

Retail Merchandising

The Company faces no single competitor across its entire retail merchandising product range or across all international markets. HL Display is its strongest competitor in the retail display systems market, primarily in Europe. In the HLS segment, the Company competes with Contact, Garvey, Hallo, Paxar, Prix, and Sato.


OTHER MATTERS

Research and Development

The Company expended approximately $15.1 million, $9.0 million, and $8.7 million, in research and development activities during 2003, 2002, and 2001, respectively. The emphasis of these activities is the continued broadening of the product lines offered by the Company, cost reductions of the current product lines, and an expansion of the markets and applications for the Company's products. The Company's future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products. The Company continues to assess acquisitions of related businesses or products consistent with its overall product and marketing strategies.

The Company continues to develop and expand its product lines with improvements in disposable tag performance and selection, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration. The rationalization of the sensor product line has been released and a new process to improve disposable tag manufacturing performance has been started. Both projects are part of the ongoing product rationalization process to bring greater efficiency from our production facilities and global supply chain.

Employees

As of December 28, 2003, the Company had 4,042 employees, including six executive officers, 98 employees engaged in research and development activities, and 706 employees engaged in sales and marketing activities. In the United States, 11 of the Company's employees are represented by a union. In Europe, the Company believes that approximately 850 of the Company's employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segments

The Company operates both domestically and internationally in the three distinct business segments described above. The financial information regarding the Company's geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 28, 2003, and total assets as of December 28, 2003, December 29, 2002, and December 30, 2001, is provided in Note 19 to the Consolidated Financial Statements.

Available Information

The Company's internet website is at www.checkpointsystems.com. Investors can obtain copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the Securities and Exchange Commission. The Company will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room which is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The Company's filings can also be accessed at the SEC's internet website: www.sec.gov.

The Company has posted the Code of Ethics, the Governance Guidelines and each Of the Committee Charters on its website at www.checkpointsytems.com, and will post on its website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.


Item 2. PROPERTIES

The Company's principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 28, 2003, the Company owned or leased approximately 2.3 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include 30 offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. The Company's principal manufacturing facilities are located in the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, and the USA. The Company believes its current manufacturing capacity will support its needs for the foreseeable future.

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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

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

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed.

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. Although management believes it is not likely, it is possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems,
Inc.

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

No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable that the Court of Appeals will reverse the decision of the lower Court in the ID Security Systems Canada Inc. litigation as it relates to the antitrust claims and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

Franklin Graphics, Inc. versus Checkpoint Systems, Inc. and Christopher Clarke

On February 28, 2003 a civil action was filed in the Superior Court of New Jersey, Bergen County, by Franklin Graphics, Inc. against Checkpoint Systems, Inc. and Christopher Clarke, (Docket No. BER-L-1575-03) seeking compensatory damages in excess of $1 million, treble damages, punitive damages, and attorneys' fees. The plaintiff alleged tortious interference with a contractual relationship and prospective economic relations, unfair competition, breach of contract, and consumer fraud. In December 2003, the Company settled this case with prejudice.

Other

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


No matter was submitted during the fourth quarter of 2003 to a vote of shareholders.


Item A. EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

                                          Officer    Positions with the
Name                           Age        Since      Company
-----------------------------  ---        -------    -------------------------
George W. Off                  57          2002      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer

W. Craig Burns                 44          1997      Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

John E. Davies, Jr.            46          2002      Executive Vice President,
                                                     General Manager,
                                                     Americas and Asia Pacific

Per H. Levin                   46          2002      Executive Vice President,
                                                     General Manager, Europe

John R. Van Zile               51          2003      Senior Vice President,
                                                     General Counsel and
                                                     Secretary

Arthur W. Todd                 38          2000      Vice President,
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

Mr. Davies was appointed Executive Vice President, General Manager, Americas and Asia Pacific on March 24, 2003. He was elected to the Board of Directors on November 21, 2002 and was appointed Executive Vice President, Sales and Marketing USA, Americas, Asia Pacific in August 2002. Mr. Davies was Executive Vice President, Worldwide Operations from March 2002 to August 2002 and Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.

Mr. Levin was appointed Executive Vice President, General Manager, Europe on May 22, 2003. He was Vice President, General Manager, Europe since 2001. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

Mr. Van Zile has been Senior Vice President, General Counsel and Secretary since joining the Company in June 2003. Prior to joining the Company, Mr. Van Zile served as Executive Vice President, General Counsel and Secretary of Exide Corporation from September 2000 until October 2002, and was Vice President and General Counsel from November 1996 until September 2000. Exide Corporation filed for Chapter 11 protection in April 2002. Prior to Exide Corporation, Mr. Van Zile held positions of increasing legal responsibility at GM-Hughes Electronics Corporation and Coltec Industries.

Mr. Todd has been Vice President, Corporate Controller and Chief Accounting Officer since August 2000. Mr. Todd was Corporate Controller for Meto AG from December 1998 until July 2000. From 1986 to November 1998, Mr. Todd held various financial positions within international subsidiaries of the Meto group. Mr. Todd is a Fellow of the Chartered Institute of Management Accountants (UK).

                                   PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for the Company's common stock as reported on the NYSE Composite Tape.

                                                      Closing Price
                                                   High           Low
                                                  -------       -------
2003:

       First Quarter..........................    $11.09        $ 8.66
       Second Quarter.........................    $14.65        $ 9.84
       Third Quarter..........................    $16.32        $14.14
       Fourth Quarter.........................    $19.65        $15.69



2002:

       First Quarter..........................    $16.65        $12.31
       Second Quarter.........................    $18.25        $10.00
       Third Quarter..........................    $11.98        $ 9.82
       Fourth Quarter.........................    $12.35        $ 9.35


As of February 20, 2004, there were 983 record holders of the Company's common stock.

The Company has never paid a cash dividend on its common stock (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is prohibited by existing covenants in the Company's debt instruments with regard to paying dividends. The Company has retained, and expects to continue to retain, its earnings for reinvestment in its business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, its financial condition and requirements (including working capital needs), and other factors.

There have been no stock repurchases of the Company's common stock since 1998. Furthermore, certain restrictions under the terms of the Company's senior secured credit facility prohibit the repurchase of the Company's stock.

Item 6. SELECTED FINANCIAL DATA

                   2003         2002         2001        2000(7)     1999
                  ------       ------       ------      ------      ------
                             (Thousands, except per share data)
FOR THE YEAR ENDED:

Net revenues     $723,262     $639,486    $658,535    $690,811     $373,062(10)
Earnings before
 income taxes    $ 44,416(1)  $ 37,681(3) $ 13,716(5) $  5,447(8)  $  9,355(11)
Income taxes     $ 14,431     $ 12,020    $  6,857    $  3,115     $  2,655
Earnings before
 cumulative effect
 of change in
 accounting
 principle       $ 29,882(2)  $ 25,579    $  6,635(6) $  2,254     $  6,666(12)
Net earnings/
 (loss)          $ 29,882     $(47,282)(4)$  6,635    $ (2,766)(9) $  6,666

Earnings per
 share before
 cumulative effect
 of change in
 accounting
 principle
  Basic          $    .90     $    .79    $    .21     $    .07    $    .22
  Diluted        $    .84     $    .75    $    .21     $    .07    $    .22
Net earnings/
 (loss)
 per share
  Basic          $    .90     $  (1.46)   $    .21     $   (.09)   $    .22
  Diluted        $    .84     $  (1.10)   $    .21     $   (.09)   $    .22
Depreciation and
 amortization    $ 31,320     $ 30,993    $ 43,936     $ 47,883    $ 28,028



 (1) Excludes goodwill amortization. Includes a $7.5 million pre-tax restructuring charge, a $1.5 million pre-tax asset impairment, and a $0.3 million pre-tax restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.
 (2) Includes a $5.0 million restructuring charge (net of tax), a $1.0 million asset impairment (net of tax), and a $0.2 million restructuring charge reversal (net of tax) related to fourth quarter 2001 and 2002 restructuring programs.
 (3) Excludes goodwill amortization. Includes a $2.3 million pre-tax restructuring charge, a $0.5 million pre-tax asset impairment, and a $2.6 million pre-tax restructuring charge reversal, as a result of a change in estimates, related to the fourth quarter 2001 restructuring program.
 (4) Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets," a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a $1.7 million restructuring charge reversal (net of tax), as a result of changes in estimates.

 (5) Includes a $11.1 million pre-tax restructuring charge, a $7.5 million pre-tax asset impairment, and a $0.2 million pre-tax restructuring charge reversal.
 (6) Includes a $8.2 million restructuring charge (net of tax), a $5.3 million asset impairment (net of tax), and a restructuring charge reversal of $0.1 million (net of tax).
 (7) Includes the impact of the acquisition of Meto AG in December 1999.
 (8) Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-tax integration charge, a $7.2 million pre-tax asset impairment, a $3.7 million pre-tax inventory write-off, and a $5.1 million pre-tax customer-based receivables write-off.
 (9) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."
(10) Amounts have been reclassified to conform with Emerging Issues Task Force
     (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs."
(11) Includes a $10.9 million pre-tax restructuring charge and a $0.9 million pre-tax integration charge. In accordance with Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)," the $0.9 million pre-tax extraordinary loss has been reclassified to operating income.
(12) Includes a restructuring charge of $7.7 million (net of tax).

                           ------------------------------------

                      2003         2002         2001        2000         1999
                     ------       ------       ------      ------       ------
                                             (Thousands)
AT YEAR END:
Working capital     $ 81,161     $112,077     $129,963    $157,089    $ 175,430
Total debt          $145,791     $209,325     $293,511    $385,081    $ 441,162
Shareholders'
 equity             $327,561     $225,246     $240,263    $237,679    $ 255,795
Total assets        $773,322     $679,770     $752,653    $867,990    $ 944,873

FOR THE YEAR ENDED:
Capital
 expenditures       $ 12,714     $  7,449     $  9,572    $ 13,172    $   8,774
Cash provided by
 operating
 activities         $101,790     $110,041     $102,830    $  3,172    $  87,536
Cash used in
 investing
 activities         $(11,698)    $ (7,018)    $(20,886)   $(26,365)   $(250,891)
Cash (used in)/
 provided by
 financing
 activities         $(39,191)    $(95,506)    $(64,633)   $(33,899)   $ 216,924

RATIOS
Return on
 net sales(a)          4.13%       (7.39%)       1.01%       (.40%)       1.78%
Return on
 average
 equity(b)            10.81%      (20.31%)       2.78%      (1.12%)       2.57%
Return on
 average
 assets(c)             4.11%       (6.60%)        .82%       (.30%)        .92%
Current
 ratio(d)              1.28         1.60         1.71        1.73         1.74
Percent of total
 debt to
 capital(e)           30.80%       48.17%       54.99%      61.83%       63.30%

  (a) "Return on net sales" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by average equity.
  (c) "Return on average assets" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total debt by total debt and equity.

                         ------------------------------------------

                     2003        2002        2001        2000        1999
                    ------      ------      ------      ------      ------
                             (Thousands, except employee data)
Other Information
-----------------
Weighted average
 number of
 diluted shares
 outstanding        39,936(1)   39,313(2)   31,736(3)   30,624(3)   30,528(3)
Number of
 employees           4,042       3,930       4,108       4,984       5,017
Backlog            $52,703     $38,955     $40,100     $38,800     $34,100


(1) Includes 6,189 common shares from the assumed conversion of the subordinated debentures.
(2) Includes 6,528 common shares from the assumed conversion of the subordinated debentures.
(3) Excludes 6,528 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. "Selected Financial Data" and Item 8. "Financial Statements and Supplementary Data."

Overview

The Company's results are heavily dependent upon sales to the retail market. The Company's customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations.

Furthermore, as the majority of the Company's revenues and operations are located outside the USA, fluctuations in foreign currency exchange rates have a significant impact on reported results.

Year 2003 results reflected revenue growth on a constant currency basis, improvement in product margins, reduced interest expense, and increased investment in research and development. The increase in revenue combined with the positive impact of foreign currency resulted in an improvement in earnings.

Future financial results will be dependent upon the Company's ability to expand the functionality of its existing product lines, develop or acquire new products for sale through its global distribution channels, and reduce the cost of its products in response to competitive pricing pressures.

Approximately 48% of the Company's revenue is recurring revenue, as defined by management. This strong base of recurring cash flow and borrowing capacity should provide the Company with adequate liquidity to execute its business plan.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles
(GAAP) in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies have been consistently applied throughout the accompanying financial statements, with the exception of the change in accounting method for goodwill, as noted below.

The Company believes the following accounting policy is critical to the preparation of its consolidated financial statements:

Revenue Recognition. The Company recognizes revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues.

The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

The Company believes the following judgments and estimates have a significant effect on its consolidated financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as the Company's historical experience. The adequacy of the reserves for doubtful accounts is continually assessed. If the financial condition of the Company's customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where the Company does business, it could have a significant impact on the result of operations, and the Company's ability to realize the full value of its accounts receivable. Furthermore, the Company is dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on the results of operations and the Company's ability to realize the full value of its accounts receivables.

Inventory Valuation. The Company writes down its inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Long-lived Assets. The Company's long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of the long-lived assets other than goodwill is based upon the Company's estimates of future undiscounted cash flows and other factors. The fair value of goodwill is based upon the Company's estimates of future discounted cash flows and other factors. If the use of these assets or the projections of future cash flows change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods. The expected future decline in retail merchandising revenues will lead to future impairments of the goodwill associated with this segment. (See Notes 1 and 4 of the Consolidated Financial Statements.)

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of deferred tax assets, the Company considers future taxable income in the various tax jurisdictions in which it operates and tax planning strategies in assessing the need for the valuation allowance. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. (See Note 11 of the Consolidated Financial Statements.)

Accounting for Loss Contingencies. The Company is involved in certain legal and regulatory actions which, in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) "Accounting for Contingencies," it continually evaluates, and upon which, it makes various judgments and estimates. (See Note 16 of the Consolidated Financial Statements.) If the final outcome of these matters differs from the Company's judgments and estimates, such differences could have a material adverse effect on the Company's consolidated results of operations or financial condition.

Results of Operations

(All comparisons are with the previous year, unless otherwise stated.)

Net Revenues

The Company's unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. The Company's base of installed systems and printers provides a source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2003, 2002, and 2001, approximately 48%, 50%, and 48%, respectively, of the Company's net revenues were attributable to sales of disposable tags, custom and stock labels, printer consumables, and service to its installed base of customers.

The Company's customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict.
Such seasonality and fluctuations impact the Company's sales. Historically, the Company has experienced lower sales in the first half of each year.

The following table sets forth the net revenues for each business segment and geographic region prepared on a "country of domicile" basis, meaning that net revenues are included in the geographic area where the selling entity is located (see Note 19 of the Consolidated Financial Statements):

                                           2003          2002          2001
                                          ------        ------        ------
                                                     (Thousands)
Security
  USA                                    $174,686      $166,835      $169,977
  Europe                                  213,019       175,131       163,729
  International Americas                   22,104        17,283        26,404
  Asia Pacific                             55,235        35,784        31,757
                                         --------      --------      --------
Total                                    $465,044      $395,033      $391,867
                                         --------      --------      --------
Labeling Services
  USA                                    $ 62,844      $ 60,119      $ 53,378
  Europe                                   81,156        71,719        73,920
  International Americas                    1,283         1,116         1,450
  Asia Pacific                             12,500        11,117        10,906
                                         --------      --------      --------
Total                                    $157,783      $144,071      $139,654
                                         --------      --------      --------
Retail Merchandising
  USA                                    $  7,869      $  8,977      $ 10,158
  Europe                                   79,951        80,254       104,500
  International Americas                    2,988         3,076         3,466
  Asia Pacific                              9,627         8,075         8,890
                                         --------      --------      --------
Total                                    $100,435      $100,382      $127,014
                                         --------      --------      --------
Total
  USA                                    $245,399      $235,931      $233,513
  Europe                                  374,126       327,104       342,149
  International Americas                   26,375        21,475        31,320
  Asia Pacific                             77,362        54,976        51,553
                                         --------      --------      --------
Total                                    $723,262      $639,486      $658,535
                                         ========      ========      ========


Fiscal 2003 compared to Fiscal 2002
-----------------------------------

Net Revenues

During 2003, revenues increased by $83.8 million or 13.1% from $639.5 million to $723.3 million. Foreign currency translation had a positive impact on revenues of $65.9 million for the full year 2003.

Security revenues increased by $70.0 million or 17.7% in 2003 compared to 2002. The positive impact of foreign currency translation was $38.1 million. The remaining increase was primarily due to growth in the US CCTV market as well as in the Asia Pacific and European EAS and CCTV markets, partially offset by a decline in US EAS sales. The growth in the US CCTV revenues can be primarily attributed to enhanced products and applications, as well as a focus on customer service. Labeling services revenues increased by $13.7 million or

9.5%. The positive impact of foreign currency translation was approximately $13.9 million. The remaining decrease was primarily due to lower barcode labeling systems revenues in Europe ($6.3 million) and Asia Pacific
($0.7 million), partially offset by a $3.1 million increase in RFID library system revenues in the USA and a $3.6 million increase in Check-Net revenues in Europe. Retail merchandising revenues increased by $0.1 million. The positive impact of foreign currency translation of $13.9 million was offset by lower revenues, which primarily resulted from the decline of HLS in Europe, due to the continuing transition from hand-held price labeling to automated barcoding and scanning by retailers, combined with a decrease in RDS revenues caused by weaker economic conditions in Europe. The Company experienced an unusual increase in European HLS revenues in first quarter of 2002 as a result of the conversion to the Euro currency.

Gross Profit

The principal elements comprising cost of revenues are product cost, research and development cost, and field service and installation cost. In 2003, as a percentage of net revenues, the three elements represent 48.0%, 2.1%, and 9.0%, respectively. The components of product cost are approximately: 56% material, 20% labor, and 24% manufacturing overhead. The principal raw materials and components used by the Company in the manufacture of its products are electronic components and circuit boards for its systems; and aluminum foil, resins, paper, and ferric chloride solutions for the Company's disposable tags. The Company's general practice is to maintain a level of inventory sufficient to meet anticipated demand for its products.

During 2003, gross profit increased $33.4 million from $262.6 million to $296.0 million. The benefit of foreign currency translation on gross profit was approximately $27.2 million. The gross profit percentage decreased from 41.1% to 40.9%. Research and development costs represented 2.1% of revenues in 2003 and 1.4% in 2002. The increased focus is to expand the functionality of our RF-EAS products and develop the compatibility of RF-EAS and RFID. Gross profit in 2003 included a net restructuring charge of $1.8 million and an asset impairment charge of $1.5 million. In 2002, gross profit included a net restructuring charge of $0.1 million and an asset impairment charge of $0.5 million.

Security gross profit, as a percentage of net revenues, increased from 43.8% in 2002 to 44.0% in 2003. Improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in a different currency were partially offset by the restructuring and asset impairment charges and an increase in technology expenditure. Gross profit, as a percentage of net revenues, for labeling services decreased from 29.1% in 2002 to 28.5% in 2003. The decrease in gross profit percentage was principally due to competitive pricing pressure in 2003. The retail merchandising gross profit percentage decreased 1.4% (from 47.4% to 46.0%) in 2003. The decrease was principally due to the restructuring charges which were partially offset by an improvement in RDS gross profit in Europe.

For fiscal years 2003 and 2002, field service and installation costs were 9.0% and 8.4% of net revenues, respectively. The increase in field service costs was primarily attributable to large EAS and CCTV roll-outs.

Selling, General, and Administrative Expenses

During 2003, SG&A expenses increased $25.0 million. Foreign currency translation increased SG&A expenses by approximately $21.4 million. SG&A expenses, as a percentage of revenues, decreased from 33.3% to 32.9%. Sales, marketing and bonus expenses increased in 2003 compared to 2002, which included $5.5 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation.

Other Operating Expense/(Income)

In 2003, the Company recorded $5.3 million of severance charges related to the shared services initiative being implemented in Europe, net of a $0.3 million reversal.

In 2002, the Company recorded a net reversal of $0.4 million of restructuring costs related to the rationalization of an under-performing sales office.

See Notes 14 and 15 of the Consolidated Financial Statements for further detail on the restructuring charges.

Interest Income and Interest Expense

Interest expense decreased $4.1 million due to debt repayment. Interest income decreased by $0.4 million as a result of lower interest rates on cash investments.

Other Gain/(Loss), net

Other gain/(loss), net resulted from net foreign currency transaction gains of $1.3 million and $0.9 million for 2003 and 2002, respectively.

Income Taxes

The Company's effective tax rate for 2003 was 32.5% compared to 31.9% for 2002. The higher tax rate results primarily from the establishment of valuation allowances for certain deferred tax assets and withholding taxes accrued on unremitted earnings.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico's income taxes.

Net Earnings/(Loss)

The Company's net earnings for 2003 were $29.9 million, or $0.84 per diluted share, compared to a net loss of $47.3 million, or $1.10 per diluted share, in 2002. Included in the net loss for 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The earnings before cumulative effect of change in accounting principle for 2002 was $25.6 million, or $0.75 per diluted share. The weighted average number of shares used in the diluted earnings per share computation were 39.9 million and 39.3 million for fiscal years 2003 and 2002, respectively.

Fiscal 2002 compared to Fiscal 2001
-----------------------------------

Net Revenues

During 2002, revenues decreased by $19.0 million or 2.9% from $658.5 million to $639.5 million. Foreign currency translation had a positive impact on revenues of $13.3 million for the full year 2002.

Security revenues increased by $3.2 million or 0.8% in 2002 compared to 2001. The positive impact of foreign currency translation was $4.1 million. The decline in International Americas' security revenues was due to the further erosion in economic conditions in South America. This decline was offset by better penetration in EAS markets in Europe and particularly in Asia Pacific. Labeling services revenues increased by $4.4 million, which was the amount of the foreign currency translation benefit. The increase in US Check-Net and library system revenues was offset by reduced revenues in the European BCS business. Retail merchandising revenues, including the positive impact of foreign currency translation of $4.8 million, decreased by $26.6 million or 21.0%, primarily as a result of the decline in Europe in HLS and RDS revenues of $17.8 million and $4.2 million, respectively. The decline in HLS revenues was due to an unusual increase in 2001 caused by the conversion to the Euro currency.

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

During 2002, gross profit increased $6.3 million or 2.5% from $256.3 million to $262.6 million. The gross profit percentage increased to 41.1% from 38.9%. The benefit of foreign currency translation on gross profit was approximately $5.5 million. Gross profit in 2002 included a restructuring charge of $1.8 million, an asset impairment charge of $0.5 million, and a restructuring charge reversal of $1.7 million. In 2001, gross profit included a restructuring charge of $4.3 million and an asset impairment of $7.1 million.

Security gross profit, as a percentage of sales, increased from 38.6% in 2001 to 43.8% in 2002. This increase was primarily due to higher production volumes and the impact of cost reduction initiatives in 2002 and restructuring charges in 2001. The Company reduced manufacturing production schedules in 2001 in an effort to decrease inventory levels. Gross profit, as a percentage of net revenues, for labeling services increased from 26.5% in 2001 to 29.1% in 2002. The increase in gross profit percentage was principally the result of restructuring charges in 2001 and improved profitability in the RFID product line in 2002 due to reduced product costs. The retail merchandising gross profit percentage decreased 6.2% (from 53.6% to 47.4%) in 2002. The decrease was principally due to lower HLS revenues, which have the highest gross profit percentage in the segment and which resulted in a higher fixed cost per unit due to lower production volumes.

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

Selling, General, and Administrative Expenses

During 2002, SG&A expenses decreased $2.8 million or 1.3%. The decrease is primarily caused by no goodwill amortization in 2002, following the Company's adoption of SFAS 142, partially offset by increased expenses for compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation. Amortization expense for goodwill and workforce in place was $11.1 million in 2001. SG&A expenses, as a percentage of revenues, increased to 33.3% from 32.8%. Foreign currency translation increased SG&A expenses by approximately $4.0 million.

Other Operating Expense/(Income)

In 2002, the Company recorded $0.5 million of severance costs related to the rationalization of an under-performing sales office. Due to changes in management, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.6 million of the restructuring accrual in 2002. Of this amount, $1.7 million was credited to cost of revenues and $0.9 million to other operating expense/(income).

In 2001, the Company recorded restructuring charges of $6.9 million related to the rationalization of certain under-performing sales offices and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. In addition, the termination of certain contracts related to the 1999 and 2000 restructuring plans was renegotiated on more favorable terms than expected. These changes in estimates resulted in the reversal of $1.4 million of restructuring accrual, of which $1.2 million was recorded as a reduction in goodwill arising from the Meto acquisition and $0.2 million was credited to other operating expense/(income).

See Notes 14 and 15 of the Consolidated Financial Statements for further detail on the restructuring and asset impairment charges.

Interest Income and Interest Expense

Interest income for fiscal years 2002 and 2001 was $1.9 million and $2.7 million, respectively. The decrease in 2002 was directly attributable to a decrease in cash investments, primarily resulting from the payment of interest and principal on the Company's debt, along with the cash paid for restructuring. In 2002, lower interest rates further reduced interest income. Interest expense was $15.1 million and $21.8 million for 2002 and 2001, respectively. The decrease in interest expense in 2002 is directly attributable to debt repayment and lower Euro-based interest rates.

Other Gain/(Loss), net

Other gain/(loss), net resulted from net foreign currency transaction gains/(losses) of $0.9 million, and $(0.7) million for 2002 and 2001, respectively.

Income Taxes

The Company's effective tax rate before the cumulative effect of change in accounting principle for fiscal 2002 and 2001 was 31.9% and 50.0%, respectively. The lower tax rate in 2002 resulted primarily from no goodwill amortization being recorded due to the Company's adoption of SFAS 142.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico's income taxes.

Cumulative Effect Of Change In Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. Previously, the Company amortized goodwill over the estimated future periods to be benefited, ranging from 20 to 30 years. In 2002 and 2003, no amortization of goodwill was recorded.

Pursuant to SFAS 142, the Company performed an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The reporting units' fair value is based on their expected future discounted cash flows. The completion of the transitional goodwill impairment test resulted in a goodwill impairment charge of $72.9 million, which has been accounted for as a change in accounting principle in fiscal 2002. The impairment of $4.8 million in the security segment resulted from the economic downturn that occurred in South America. The $27.3 million impairment in the labeling services segment is primarily attributable to revenues not achieving growth expectations from the date of acquisition of Meto AG in December 1999. The impairment of $40.8 million in the retail merchandising segment is attributable to declining revenues as hand-held labeling products are replaced by scanning technology. The expected future decline in retail merchandising revenues will lead to future impairments of the goodwill associated with this segment. The Company performs its annual assessment as of October 31 each fiscal year. The 2002 and 2003 annual assessments did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges which would be accounted for as an operating expense.

Net Earnings/(Loss)

Net earnings/(loss) was $(47.3) million or $(1.10) per diluted share and $6.6 million or $.21 per diluted share for fiscal years 2002 and 2001, respectively. The weighted average number of shares used in the diluted earnings per share computation were 39.3 million and 31.7 million for 2002 and 2001, respectively. The increase in the weighted average number of shares from 2001 to 2002 was primarily due to the assumed conversion of the subordinated debentures being dilutive for fiscal 2002 but anti-dilutive for fiscal 2001.

Financial Condition

Liquidity and Capital Resources

The Company's liquidity needs have related to, and are expected to continue to relate to, capital investments, acquisitions, and working capital requirements. The Company has met its liquidity needs over the last four years primarily through funds provided by long-term borrowings and, more recently, through cash generated from operations. The Company believes that cash provided from operating activities and funding available under its current credit agreements should be adequate, for the foreseeable future, to service debt, meet its capital investment and product development requirements, and satisfy any adverse judgment resulting from litigation in which it is currently a defendant.

The Company's operating activities during fiscal 2003 generated approximately $101.8 million compared to approximately $110.0 million during 2002. In 2003, the cash generated from the reduction in accounts receivable and inventories, partially offset by an increase in accounts payable, was less than the reduction achieved in 2002.

In connection with the acquisition of Meto AG, the Company entered into a $425.0 million senior collateralized multi-currency credit facility. The credit facility, which expires on March 31, 2006, includes a $275.0 million equivalent multi-currency term note and a $150.0 million equivalent multi-currency revolving line of credit. On March 15, 2001, the $150.0 million revolving line of credit was reduced to $100.0 million. Interest on the facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. During 2003, unscheduled repayments of EUR 13.5 million (approximately $14.4 million) were made on the EUR 244 million term loan and unscheduled repayments of $7.0 million were made on the $25.0 million term loan to fully satisfy the outstanding balance. At December 28, 2003, EUR 36.9 million (approximately $45.9 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million). The availability under the $100.0 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.1 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

On September 23, 2003, the Company called $35.0 million of the convertible subordinated debentures for redemption on November 8, 2003. The called debentures were convertible into common shares at any time prior to the close of business on November 3, 2003. Each $1,000 of debentures is convertible, at the holder's option, into 54.42 shares of the Company's common stock, which is equivalent to a conversion price of $18.375 per share. Of the called debentures, $30.3 million were converted into 1.648 million shares of the Company's common stock and $4.7 million were redeemed for cash.

In addition to the $35.0 million convertible subordinated debentures redeemed in November 2003, certain bondholders elected to convert their bonds into shares of the Company's common stock during the fourth quarter 2003. The principal amount of additional bonds converted into common stock was $1.2 million, which reduced the outstanding balance of the convertible debentures at December 28, 2003 to $83.8 million.

On February 18, 2004, the Company called an additional $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The called debentures are convertible at any time prior to the close of business on April 8, 2004.

The Company has never paid a cash dividend (except for a nominal cash distribution in April 1997, to redeem the rights outstanding under the Company's 1988 Shareholders' Rights Plan). The Company does not anticipate paying any cash dividend in the near future and is prohibited by existing covenants in the Company's debt instruments with regard to paying dividends.

Management believes that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $100.0 million revolving credit facility, and cash generated from future operations.

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

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court: (1) authorized the release to the Company of the $26.4 million bond and escrowed treasury shares previously posted as security by the Company,
(2) directed the Company to post a replacement bond in the reduced amount of $11.3 million, which amount was subsequently amended to $11.4 million, and (3) stayed execution of the judgment upon the posting of said bond by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. (See Note 16 of the Consolidated Financial Statements.)

Although management expects to be successful upon appeal, should the appeal be unsuccessful, management anticipates that any final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment. The recording of a liability or a final judgment could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Off Balance Sheet Arrangements and Contractual Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. The contractual obligations and commercial commitments of the Company at December 28, 2003 are summarized below:

                         Total      Due in
                       amounts    less than    Due in      Due in     Due after
                          due       1 year     2-3 years   4-5 years    5 years
                       -------    ---------    ---------   ---------  ---------
                                              (Thousands)
Contractual obligations
   Long-term debt      $132,407    $ 77,744(1) $ 54,663    $      -    $      -
   Lines of credit          931         931           -           -           -
   Capital lease
    obligations          12,453         761       1,601        1,316      8,775
   Operating leases      61,981      17,174      27,754       10,635      6,418
   Unconditional
    purchase
    obligations               -           -           -           -           -
                       --------    --------    --------    --------    --------
   Total contractual
    cash obligations   $207,772    $ 96,610    $ 84,018    $ 11,951    $ 15,193
                       ========    ========    ========    ========    ========

(1) Includes $60.0 million of convertible subordinated debentures called for early redemption in April 2004.

Capital Expenditures

The Company's capital expenditures during fiscal 2003 totaled $12.7 million compared to $7.5 million during fiscal 2002. The increase in expenditures occurred in manufacturing equipment, tooling, and dies. The Company anticipates capital expenditures to primarily upgrade technology and improve its production capabilities to approximate $14.0 million in 2004.

Exposure to International Operations

The Company manufactures products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, as well as for export to its foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

The Company selectively purchases currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the effect of positive or negative currency fluctuations to a third party.

As of December 28, 2003, the Company had currency forward exchange contracts totaling approximately $20.4 million. The contracts are in the various local currencies covering primarily the Company's Western European, Canadian, and Australian operations. Historically, the Company has not purchased currency forward exchange contracts where it is not economically efficient, specifically for its operations in South America and Asia.

The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. The Company has used third party borrowings in foreign currencies to hedge a portion of its net investments in and cash flows derived from its foreign subsidiaries. As the Company reduces its third party foreign currency borrowings, the effect of foreign currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries increases.

Other Matters

New Accounting Pronouncements and Other Standards

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into by the Company after June 29, 2003. The Company's adoption of EITF Issue No. 00-21 has not significantly impacted its consolidated financial statements.

In December 2003, the FASB issued interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)," which supercedes FIN 46. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied to the Company's consolidated financial statements for the first quarter of 2004. The Company does not expect the adoption of FIN 46R to have a significant impact on its consolidated financial statements.

In December 2003, the FASB updated Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." The Statement requires additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As the Company's pension plans cover certain employees outside the USA, the new disclosures required by SFAS 132 become effective for the Company on June 27, 2004.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. The Company has used third party borrowings in foreign currencies to hedge a portion of its net investments in and cash flows derived from its foreign subsidiaries. As the Company reduces its third party foreign currency borrowings, the effect of foreign currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries increases. (See "Accounting for Foreign Currency Translation and Transactions" in the Summary of Significant Accounting Policies, Note 1 of the Consolidated Financial Statements; and "Financial Instruments and Risk Management", of the Consolidated Financial Statements.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, is described below. Market values are the present value of projected future cash flows based on the market rates and prices.

The Company's financial instruments subject to interest rate risk consist of the fixed rate $83.8 million convertible subordinated debentures. These debt instruments have a net fair value of $88.6 million and $111.6 million as of December 28, 2003 and December 29, 2002, respectively. The sensitivity analysis assumes an instantaneous 100-basis point move in interest rates from their levels, with all other variables held constant. A 100-basis point increase in interest rates at December 28, 2003 would result in a $0.8 million decrease in the net market value of the liability. Conversely, a 100-basis point decrease in interest rates at December 28, 2003 would result in a $0.8 million increase in the net market value of the liability.

The Company's $83.8 million convertible subordinated debentures are also subject to equity price risk. The fair value of these debentures was a liability of $88.6 million and $111.6 million at December 28, 2003 and December 29, 2002, respectively. The sensitivity analysis assumes an instantaneous 10% change in the year-end closing price of the Company's common stock, with all other variables held constant. At December 28, 2003, a 10% increase in the Company's common stock would result in a net increase in the fair value liability of $8.7 million, while a 10% decrease in the Company's common stock could result in a net decrease in the fair value liability of $8.7 million.

The Company's financial instruments subject to foreign currency exchange risk include the EUR 244.0 million term loan, the $100.0 million multi-currency revolving credit facility, and the EUR 9.5 million and EUR 2.7 million capital leases. At December 28, 2003, EUR 36.9 million (approximately $45.9 million) was outstanding under the term loan. The amount outstanding under the revolving credit facility was JPY 300 million (approximately $2.8 million). The outstanding amounts under the capital leases were EUR 8.6 million (approximately $10.7 million) and EUR 1.4 million (approximately $1.7 million). The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 28, 2003, a 10% strengthening of the US dollar versus the Euro would result in a $5.4 million decrease in the liability of the term loan, revolving credit facility, and capital leases, while a 10% weakening of the US dollar versus the Euro would result in a $6.6 million increase in the liability of the term loan, revolving credit facility, and capital leases. At December 28, 2003, a 10% strengthening of the US dollar versus the Japanese Yen would result in a $0.3 million decrease in the liability of the revolving credit facility, while a 10% weakening of the US dollar versus the Japanese Yen would result in a $0.3 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk are the Company's foreign currency forward exchange contracts which represent a net asset position of $(0.3) million and $0.3 million at December 28, 2003 and December 29, 2002, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 28, 2003, a 10% strengthening of the US dollar versus other currencies would result in an increase of $1.5 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.5 million.

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Auditors.........................................43

Consolidated Balance Sheets as of December 28, 2003 and
   December 29, 2002...................................................44

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 28, 2003....................45

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 28, 2003..............46

Consolidated Statements of Comprehensive Income/ (Loss) for each of the years in the three-year period ended December 28, 2003..............47

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 28, 2003....................48

Notes to Consolidated Financial Statements..........................49-83

Financial Statement Schedules
   Schedule II - Valuation and Qualifying Accounts.....................91

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Checkpoint Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on December 31, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 3, 2004

                        CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS

                                             December 28,     December 29,
                                                 2003             2002
                                             ------------     ------------
ASSETS                                                (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $110,376          $ 54,670
  Accounts receivable, net of allowances
   of $12,003 and $12,736                       137,494           132,945
  Inventories                                    80,986            80,152
  Other current assets                           32,170            22,051
  Deferred income taxes                          13,076            10,326
                                               --------          --------
  Total current assets                          374,102           300,144

REVENUE EQUIPMENT ON OPERATING LEASE, net         4,002             4,895
PROPERTY, PLANT, AND EQUIPMENT, net             100,393           100,173
GOODWILL                                        212,206           185,758
OTHER INTANGIBLES, net                           53,446            51,611
DEFERRED INCOME TAXES                             4,525             6,194
OTHER ASSETS                                     24,648            30,995
                                               --------          --------
TOTAL ASSETS                                   $773,322          $679,770
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                   $ 79,437            20,512
  Accounts payable                               62,833            47,418
  Accrued compensation and related taxes         36,911            25,701
  Other accrued expenses                         31,653            27,969
  Income taxes                                   23,849            17,860
  Unearned revenues                              27,813            27,603
  Restructuring reserve                          10,173             5,600
  Other current liabilities                      20,272            15,404
                                               --------          --------
  Total current liabilities                     292,941           188,067

LONG-TERM DEBT, LESS CURRENT MATURITIES          42,601            68,813
CONVERTIBLE SUBORDINATED DEBENTURES              23,753           120,000
ACCRUED PENSIONS                                 65,871            54,006
OTHER LONG-TERM LIABILITIES                       9,610            10,608
DEFERRED INCOME TAXES                             9,978            12,189
MINORITY INTEREST                                 1,007               841
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   39,479,407 and 39,039,506                      3,948             3,904
  Additional capital                            282,529           263,386
  Retained earnings                              97,693            67,811
  Common stock in treasury, at cost,
   4,640,631 shares and 6,356,190 shares        (47,003)          (64,379)
  Accumulated other comprehensive loss           (9,606)          (45,476)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      327,561           225,246
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $773,322          $679,770
                                               ========          ========

       See accompanying Notes to Consolidated Financial Statements.


                                      -44

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                        2003          2002          2001
                                       ------        ------        ------
                                       (Thousands, except per share data)

Net revenues                          $723,262      $639,486      $658,535

Cost of revenues                       427,269       376,887       402,251
                                      --------      --------      --------
Gross profit                           295,993       262,599       256,284

Selling, general, and administrative
  expenses                             237,976       212,965       215,709
Other operating expense/(income)         5,331          (399)        7,066
                                      --------      --------      --------
Operating income                        52,686        50,033        33,509

Interest income                          1,487         1,861         2,742

Interest expense                        11,076        15,141        21,841

Other gain/(loss), net                   1,319           928          (694)
                                      --------      --------      --------
Earnings before income taxes and
  minority interest                     44,416        37,681        13,716

Income taxes                            14,431        12,020         6,857

Minority interest                          103            82           224
                                      --------      --------      --------
Earnings before cumulative
  effect of change in
  accounting principle                  29,882        25,579         6,635

Cumulative effect of change in
  accounting principle                       -       (72,861)(1)         -
                                      --------      --------      --------
Net earnings/(loss)                   $ 29,882      $(47,282)     $  6,635
                                      ========      ========      ========
Earnings per share before
  cumulative effect of change in
  accounting principle:
  Basic                               $    .90      $    .79      $    .21
                                      ========      ========      ========
  Diluted                             $    .84      $    .75      $    .21
                                      ========      ========      ========
Net earnings/(loss) per share:
  Basic                               $    .90      $  (1.46)     $    .21
                                      ========      ========      ========
  Diluted                             $    .84      $  (1.10)     $    .21
                                      ========      ========      ========

       See accompanying Notes to Consolidated Financial Statements.

     (1) No tax effect as goodwill amortization is non-deductible for tax.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Accumu-
                                                   lated
                                                   Other
                               Addi-              Compre-
                      Common   tional   Retained  hensive   Treasury
                      Stock   Capital   Earnings    Loss     Stock     Total
                      ------  --------  --------  --------  --------  --------
                                          (Thousands)
Balance,
December 31, 2000     $3,664  $234,407  $108,458  $(44,440) $(64,410) $237,679
(Common shares:
 issued 36,642,740;
 reacquired 6,359,200)
Net earnings                               6,635                         6,635
Exercise of stock
 options
(1,541,121 shares)       154    17,935                                  18,089
Foreign currency
 translation
 adjustment                                        (22,140)            (22,140)
                      ------  --------  --------  --------  --------  --------
Balance,
December 30, 2001      3,818   252,342   115,093   (66,580)  (64,410)  240,263
(Common shares:
 issued 38,183,861;
 reacquired 6,359,200)
Net loss                                 (47,282)                      (47,282)
Exercise of stock
  options
 (855,645 shares)         86    11,044                                  11,130
Net loss on interest
  rate swap                                         (1,064)             (1,064)
Treasury stock issued                                             31        31
Foreign currency
  translation
  adjustment                                        22,168              22,168
                      ------  --------  --------  --------  --------  --------
Balance,
December 29, 2002      3,904   263,386    67,811   (45,476)  (64,379)  225,246
(Common shares:
 issued 39,039,506;
 reacquired 6,356,190)
Net earnings                              29,882                        29,882
Exercise of stock
  options
 (439,901 shares)         44    19,143                                  19,187
Net gain on interest
  rate swap                                            238                 238
Treasury stock issued                                         17,376    17,376
Foreign currency
  translation
  adjustment                                        35,632              35,632
                      ------  --------  --------  --------  --------  --------
Balance,
December 28, 2003     $3,948  $282,529  $ 97,693  $ (9,606) $(47,003) $327,561
                      ======  ========  ========  ========  ========  ========
(Common shares:
 issued 39,479,407;
 reacquired 4,640,631)


        See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                   2003          2002         2001
                                  ------        ------       ------
                                              (Thousands)
Net earnings/(loss)              $ 29,882      $(47,282)    $  6,635
Net gain/(loss) on interest
  rate swap, net of tax               238        (1,064)           -
Foreign currency translation
  adjustment                       35,632        22,168      (22,140)
                                 --------      --------     --------
Comprehensive income/(loss)      $ 65,752      $(26,178)    $(15,505)
                                 ========      ========     ========

    See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             2003         2002         2001
                                            ------       ------       ------
                                                       (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                       $ 29,882     $(47,282)    $  6,635
Adjustments to reconcile net earnings/
 (loss) to net cash provided by
 operating activities:
   Cumulative effect of change in
    accounting principle, net of tax             -       72,861            -
   Depreciation and amortization            31,320       30,993       43,936
   Deferred taxes                           (3,907)         395       (1,016)
   Provision for losses on accounts
    receivable                               3,121        3,394        3,490
   (Gain)/loss on disposal of fixed assets      (4)         692        2,956
   Impairment of long-lived assets           1,465          466        7,467
   Restructuring charges, net                7,124         (312)      10,963
(Increase)/decrease in current assets,
 net of the effects of acquired
 companies:
   Accounts receivable                      12,655       32,864       17,185
   Inventories                               7,271       17,546       22,369
   Other current assets                     (8,460)      (4,963)       7,985
Increase/(decrease) in current
 liabilities, net of the effects of
 acquired companies:
   Accounts payable                         11,054        1,607        1,155
   Income taxes                              4,435        3,513      (11,059)
   Unearned revenues                          (916)       2,874        1,402
   Restructuring reserve                    (3,136)      (8,500)     (13,793)
   Other current and accrued liabilities     9,886        3,893        3,155
                                          --------     --------     --------
Net cash provided by operating activities $101,790     $110,041     $102,830
                                          --------     --------     --------
Cash flows from investing activities:
Acquisition of property, plant, and
 equipment                                $(12,714)     $(7,449)    $ (9,572)
Acquisitions, net of cash acquired               -         (681)     (13,486)
Other investing activities                   1,016        1,112        2,172
                                          --------      -------     --------
Net cash used in investing activities     $(11,698)     $(7,018)    $(20,886)
                                          --------      -------     --------
Cash flows from financing activities:
Proceeds from stock issuances             $  4,572       $ 8,445     $ 12,731
Net change in short-term debt               (1,553)       (1,908)        (919)
Proceeds of long-term debt                       -             -        6,687
Payment of long-term debt                  (42,210)     (102,043)     (83,132)
                                          --------      --------     --------
Net cash used in financing activities     $(39,191)     $(95,506)    $(64,633)
                                          --------      --------     --------
Effect of foreign currency rate
 fluctuations on cash and cash
 equivalents                              $  4,805       $ 3,455     $ (1,734)
                                          --------       -------     --------
Net increase in cash and cash
 equivalents                              $ 55,706       $10,972     $ 15,577
Cash and cash equivalents:
 Beginning of year                          54,670        43,698       28,121
                                          --------      --------     --------
 End of year                              $110,376      $ 54,670     $ 43,698
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

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year
-----------
The Company's fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2003, 2002, and 2001, are for: the 52 weeks ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to the 2002 and 2001 financial statements and related footnotes to conform to the 2003 presentation.

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

Goodwill
--------
Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective December 31, 2001 (fiscal year
2002), goodwill is no longer being amortized. The Company performs, at least on an annual basis, an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The adoption of this Standard resulted in a goodwill impairment charge of $72.9 million in fiscal 2002, which was reported as a change in accounting principle in fiscal 2002. The Company performs its annual assessment as of October 31 each fiscal year. The 2003 and 2002 annual assessments did not result in an impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense. See Note 4.

Other Intangibles
-----------------
Other intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter). The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If it is determined that an impairment, based on expected future undiscounted cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. See Note 4.

Other Assets
------------
Included in other assets is $13.7 million and $17.2 million of net long-term customer-based receivables at December 28, 2003 and December 29, 2002, respectively.

Deferred Financing Costs
------------------------
Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 28, 2003 and December 29, 2002 were $2.8 million and $4.5 million, respectively. Amortization expense was $2.0 million, $2.9 million, and $1.7 million, for 2003, 2002, and 2001, respectively.

Revenue Recognition
-------------------
The Company recognizes revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method, which approximates the effective interest method. Rental revenue from equipment under operating lease is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and for non-contract work, as services are performed. Sales to third party leasing companies are recognized as the equivalent of a sale.

Shipping and Handling Fees and Costs
------------------------------------
Shipping and handling fees are accounted for in net revenues, shipping and handling costs in cost of revenues.

Research and Development Costs
------------------------------
Research and development costs, which are included as part of cost of revenues, are expensed as incurred. Research and development costs, which consist primarily of employee-related costs, approximated $15.1 million, $9.0 million, and $8.7 million, in 2003, 2002, and 2001, respectively.

Royalty Expense
---------------
Royalty expenses related to security products approximated $4.8 million, $4.2 million, and $4.0 million, in 2003, 2002, and 2001, respectively, and are included in SG&A.

Stock Options
-------------
At December 28, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:

                                           2003        2002        2001
                                          ------      ------      ------
                                       (Thousands, except per share data)

     Net earnings/(loss), as reported   $ 29,882    $(47,282)   $  6,635
     Total stock-based employee
       compensation expense determined
       under fair value based method,
       net of tax                         (2,732)     (2,223)     (2,514)
                                        --------    --------    --------
     Pro-forma net earnings/(loss)      $ 27,150    $(49,505)   $  4,121
                                        ========    ========    ========

     Net earnings/(loss) per share:
       Basic, as reported               $    .90    $  (1.46)   $    .21
                                        ========    ========    ========
       Basic, pro-forma                 $    .82    $  (1.53)   $    .13
                                        ========    ========    ========
       Diluted, as reported             $    .84    $  (1.10)   $    .21
                                        ========    ========    ========
       Diluted, pro-forma               $    .77    $  (1.16)   $    .13
                                        ========    ========    ========

The following assumptions were used in estimating the fair value of the stock options:
                                           2003        2002        2001
                                          ------      ------      ------
  Dividend yields                           None        None        None
  Expected volatility                        .270        .412        .562
  Risk-free interest rates                  3.3%        3.6%        4.5%
  Expected life (in years)                  3.2         3.2         3.8

Income Taxes
------------
Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities, using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Accounting for Foreign Currency Translation and Transactions
------------------------------------------------------------
The Company's balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of the Company's foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders' equity. In addition, gains or losses on long-term inter-company transactions are excluded from the net earnings/(loss) and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders' equity. All other foreign currency transaction gains and losses are included in net earnings/(loss).

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

The Company enters, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. No ineffectiveness occurred during fiscal years 2001 to 2003.

Note 2. INVENTORIES

Inventories consist of the following:
                                              2003              2002
                                             ------            ------
                                                   (Thousands)
   Raw materials                            $ 8,285           $ 8,184

   Work-in-process                            3,547             3,387

   Finished goods                            69,154            68,581
                                            -------           -------
   Total                                    $80,986           $80,152
                                            =======           =======

Note 3. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND
        EQUIPMENT

The major classes are:
                                              2003               2002
                                             ------            ------
                                                   (Thousands)
Revenue equipment on operating lease
   Equipment rented to customers          $  43,951         $  41,942
   Accumulated depreciation                 (39,949)          (37,047)
                                          ---------         ---------
                                          $   4,002         $   4,895
                                          =========         =========

Property, plant, and equipment
   Land                                   $  10,652         $   9,484
   Buildings                                 72,635            64,105
   Machinery and equipment                  203,150           184,713
   Leasehold improvements                    12,476             9,958
                                          ---------         ---------
                                            298,913           268,260

   Accumulated depreciation               $(198,520)        $(168,087)
                                          ---------         ---------
                                          $ 100,393         $ 100,173
                                          =========         =========

Property, plant, and equipment under capital lease had gross values of $16.3 million and $17.4 million and accumulated depreciation of $4.6 million and $4.7 million, as of December 28, 2003 and December 29, 2002, respectively.

Depreciation expense on the Company's revenue equipment on operating lease and property, plant, and equipment was $23.9 million, $22.2 million, and $26.3 million, for 2003, 2002, and 2001, respectively.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite-lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. Previously, the Company amortized goodwill over the estimated future periods to be benefited, ranging from 20 to 30 years.

Pursuant to SFAS 142, which was effective for the Company for fiscal 2002, goodwill is no longer being amortized. The total amount of goodwill amortization recorded by the Company in 2001 was $10.3 million.

The Company had intangible assets with a net book value of $53.4 million, and $51.6 million as of December 28, 2003 and December 29, 2002, respectively.

The following table reflects the components of intangible assets as of
December 28, 2003 and December 29, 2002:
                                           2003                    2002
                                  ----------------------  ---------------------
                    Amortizable                Gross                   Gross
                       Life       Carrying  Accumulated   Carrying  Accumulated
                      (years)      Amount   Amortization   Amount  Amortization
                    -----------   --------  ------------  -------- ------------
                                             (Thousands)
Customer lists               20    $31,020     $14,584     $26,363     $10,544
Trade name                   30     28,226       3,763      24,405       2,440
Patents, license
 agreements             5 to 14     37,362      25,439      32,364      19,095
Other                    3 to 6        952         328         778         220
                                   -------     -------     -------     -------
Total                              $97,560     $44,114     $83,910     $32,299
                                   =======     =======     =======     =======

The Company recorded $6.2 million, $5.4 million, and $6.0 million of amortization expense for 2003, 2002, and 2001, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

                                              (Thousands)
                                2004             $4,560
                                2005             $4,075
                                2006             $3,386
                                2007             $3,334
                                2008             $3,330


The changes in the carrying amount of goodwill for the 24 months ended December 28, 2003, are as follows:

                                     Labeling        Retail
                      Security       Services     Merchandising     Total
                      --------       --------     -------------    -------
                                          (Thousands)

Balance as of
 December 30, 2001    $ 83,488        $64,531        $91,623      $239,642
Goodwill acquired
 during year               441              -              -           441
Cumulative effect of
 change in accounting
 principle              (4,828)       (27,274)       (40,759)      (72,861)
Other                        -         (1,578)          (612)       (2,190)
Exchange rate changes   11,971          1,216          7,539        20,726
                      --------        -------        -------      --------

Balance as of
 December 29, 2002      91,072         36,895         57,791       185,758
Exchange rate changes   15,023          1,538          9,887        26,448
                      --------        -------        -------      --------
Balance as of
 December 28, 2003    $106,095        $38,433        $67,678      $212,206
                      ========        =======        =======      ========

Pursuant to SFAS 142, the Company performed an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The reporting units' fair value is based on their expected future discounted cash flows. The completion of the transitional goodwill impairment test resulted in a goodwill impairment charge of $72.9 million in fiscal 2002, which was accounted for as a change in accounting principle. The impairment in the security segment resulted from the economic downturn that occurred in South America. The impairment in the labeling services segment is primarily attributable to revenues not achieving growth expectations from the date of acquisition of Meto AG in December 1999. The impairment in the retail merchandising segment is attributable to declining revenues as hand-held labeling products are replaced by scanning technology. The expected future decline in retail merchandising revenues will lead to future impairments of the goodwill associated with this segment. The Company performs its annual assessment as of October 31 each fiscal year. The 2003 and 2002 annual assessments did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense.

Net income and earnings per share for the period ended December 30, 2001 excluding amortization for goodwill and "workforce in place," is presented below along with the adjusted net income and earnings per share as required under the transition provisions of SFAS 142:

                                            Dec. 28,    Dec. 29,    Dec. 30,
                                              2003        2002        2001
                                            --------    --------    --------
                                           (Thousands, except per share data)
Basic earnings/(loss) per share:
Earnings before cumulative effect of
  change in accounting principle            $ 29,882    $ 25,579    $  6,635
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -      10,760
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle    29,882      25,579      17,395
Cumulative effect of change in accounting
  principle                                        -     (72,861)(2)       -
                                            --------    --------    --------
Adjusted basic earnings/(loss)              $ 29,882    $(47,282)   $ 17,395
                                            ========    ========    ========

Earnings before cumulative effect of
  change in accounting principle            $    .90    $    .79    $    .21
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -         .35
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle       .90         .79         .56
Cumulative effect of change in accounting
  principle                                        -       (2.25)          -
                                            --------    --------    --------
Adjusted basic earnings/(loss) per
  share                                     $    .90    $  (1.46)   $    .56
                                            ========    ========    ========

Diluted earnings/(loss) per share:
Earnings before cumulative effect of
 change in accounting principle             $ 33,521(1) $ 29,422(1) $  6,635(3)
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -      10,760
                                            --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle    33,521      29,422      17,395
Cumulative effect of change in accounting
  principle                                        -     (72,861)(2)       -
                                            --------    --------    --------
Adjusted diluted earnings/(loss)            $ 33,521    $(43,439)   $ 17,395
                                            ========    ========    ========
Earnings before cumulative effect of
  change in accounting principle            $    .84    $    .75    $    .21
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -         .34
                                            --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle       .84         .75         .55
Cumulative effect of change in
accounting principle                               -       (1.85)          -
                                            --------    --------    --------
Adjusted diluted earnings/(loss) per share  $    .84    $  (1.10)   $    .55
                                            ========    ========    ========

(1) Assumed conversion of the subordinated debentures is included in the 2003 and 2002 calculations as it is dilutive.
(2) No tax effect as goodwill amortization is non-deductible for tax.
(3) Assumed conversion of the subordinated debentures is not included in the 2001 calculation as it is anti-dilutive.


Note 5. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 28, 2003 and at December 29, 2002 consisted of the following:

                                                 2003              2002
                                                ------            ------
                                                      (Thousands)
   Overdraft facilities and lines of
    credit with interest rates ranging
    from 1.38% to 1.50%(1)                     $   931           $ 2,085

   Current portion of long-term debt            18,506            18,427

   Called portion of convertible
    subordinated debentures                     60,000                 -
                                               -------           -------
   Total short-term borrowings and
    current portion of long-term debt          $79,437           $20,512
                                               =======           =======

 (1) The weighted average interest rates for 2003 and 2002 were 1.44% and 1.48%, respectively.

Note 6. LONG-TERM DEBT

Long-term debt at December 28, 2003 and December 29, 2002 consisted of the following:
                                                 2003              2002
                                                ------            ------
                                                      (Thousands)
   Senior collaterized credit facility:
   EUR 244 million variable interest rate
    term loan maturing in 2006                $ 45,863          $ 64,447
   $25 million variable interest rate
    loan maturing in 2006                            -             7,882
   $100 million multi-currency variable
    interest rate revolving credit facility
    maturing in 2006                             2,791             2,502
   EUR 9.5 million capital lease
    maturing in 2021                            10,733             9,267
   EUR 2.7 million capital lease
    maturing in 2007                             1,693             1,757
   Other capital leases with maturities
    through 2006                                    27             1,385
                                              --------          --------
   Total (1)                                    61,107            87,240
   Less current portion                         18,506            18,427
                                              --------          --------
   Total long-term portion (excluding
    convertible subordinated debentures)        42,601            68,813
   Convertible subordinated debentures          83,753           120,000
   Less called portion of convertible
    subordinated debentures                     60,000                 -
                                              --------          --------
   Total long-term portion                    $ 66,354          $188,813
                                              ========          ========
(1) The weighted average interest rates for 2003 and 2002 were 5.24% and 5.86%, respectively.


In connection with the acquisition of Meto AG, the Company entered into a $425.0 million senior collateralized multi-currency credit facility. The credit facility, which expires on March 31, 2006, included a $275.0 million equivalent multi-currency term note and a $150.0 million equivalent multi-currency revolving line of credit. On March 15, 2001, the $150.0 million revolving line of credit was reduced to $100.0 million. Interest on the facility resets monthly and is based on the Eurocurrency base rate plus an applicable margin. During 2003, unscheduled repayments of EUR 13.5 million (approximately $14.4 million) were made on the EUR 244.0 million term loan and unscheduled repayments of $7.0 million were made on the $25.0 million term loan to fully satisfy the outstanding balance. At December 28, 2003, EUR 36.9 million (approximately $45.9 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million). The availability under the $100.0 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.1 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

The above loan agreements contain certain restrictive covenants which, among other things, require maintenance of specified minimum financial ratios including debt to earnings, interest coverage, fixed charge coverage, and net worth. These agreements also prohibit the Company from paying cash dividends, repurchasing its stock, and redeeming convertible subordinated debentures. In addition, under the loan agreements, the Company's assets in the USA and Puerto Rico, including the shares of certain of its overseas subsidiaries, have been pledged as collateral.

On September 12, 2003, the Company secured an amendment to certain provisions of the financial covenants included in the credit facility, which allowed the Company the flexibility to: (i) redeem the convertible subordinated debentures,
(ii) make purchases of the Company's common stock, (iii) create additional indebtedness not to exceed $20.0 million, and (iv) provide guarantee support to subsidiaries. The Company was in compliance with its covenants for fiscal 2003.

In November 1995, the Company completed the private placement of $120.0 million of convertible subordinated debentures (debentures) with an annual interest rate of 5.25%. The net proceeds generated to the Company from this transaction approximated $116 million. The debentures are uncollateralized and subordinated to all senior indebtedness. The debentures are convertible into common stock at a conversion price of $18.375 per share (equivalent to approximately 54.42 shares of common stock for each $1,000 principal amount of debentures), at any time prior to redemption or maturity at the option of the bondholder. The debentures will mature on November 1, 2005, and are redeemable at any time prior to maturity, in whole or in part, at the option of the Company. At December 28, 2003, the Company has the option to call the debentures at par value.

On September 23, 2003 the Company called $35.0 million of the convertible subordinated debentures for redemption on November 8, 2003. The called debentures were convertible into common shares at any time prior to the close of business on November 3, 2003. Of the called debentures, $30.3 million were converted into 1.648 million shares of the Company's common stock and $4.7 million were redeemed for cash.

In addition to the $35.0 million convertible subordinated debentures redeemed in November 2003, certain bondholders elected to convert their bonds into shares of the Company's common stock during the fourth quarter 2003. The principal amount of additional bonds converted into common stock was $1.2 million, which reduced the outstanding balance of the convertible debentures at December 28, 2003, to $83.8 million.

On February 18, 2004, the Company called an additional $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The called debentures are convertible at any time prior to the close of business on April 8, 2004.

The aggregate maturities on all long-term debt (including current portion) are:

                                           (Thousands)

          2004                              $ 78,506
          2005                                45,572
          2006                                10,691
          2007                                   861
          2008                                   455
          Thereafter                           8,775
                                            --------
          Total                             $144,860
                                            ========

Note 7. STOCK OPTIONS

The Company's 1992 Stock Option Plan (1992 Plan) allows the Company to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Under the 1992 Plan, only employees are eligible to receive ISOs and both employees and non-employee directors of the Company are eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. ISOs and NSOs issued under the 1992 Plan through December 28, 2003 total 11,773,794. At December 28, 2003, December 29, 2002, and December 30, 2001, a total of 4,226,206, 218,995, and 1,194,141 shares, respectively, were available for grant.

All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors. All of the options outstanding at December 28, 2003 were issued pursuant to the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Compensation and Stock Option Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest as set forth below:

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

Options that were fully vested and exercisable totaled 1,944,470 as of December 28, 2003. Options that were outstanding but not yet exercisable totaled 1,403,121 as of December 28, 2003.

The estimated weighted average fair value of options granted during 2003, 2002, and 2001 were $2.9 million, $6.0 million, and $5.3 million, respectively, on the date of the grant using the option pricing model and assumptions referred to in
Note 1 to the Consolidated Financial Statements. The weighted average fair value per share of options granted during 2003, 2002, and 2001 was $3.13, $4.82, and $5.40, respectively.

The following schedules summarize stock option activity and status:

                                               NUMBER OF SHARES
                                         2003        2002        2001
                                       ---------   ---------   ---------
Outstanding at beginning of year       3,810,203   3,690,702   4,940,038
Granted                                  938,500   1,236,500     977,000
Exercised                               (439,901)   (855,645) (1,541,121)
Cancelled or forfeited                  (961,211)   (261,354)   (685,215)
                                       ---------   ---------   ---------
Outstanding at end of year             3,347,591   3,810,203   3,690,702
                                       =========   =========   =========
Exercisable at end of year             1,944,470   2,531,205   2,510,877
                                       =========   =========   =========

                                               WEIGHTED-AVERAGE PRICE
                                              2003      2002      2001
                                             ------    ------    ------
Outstanding at beginning of year             $13.94    $13.94    $13.01
Granted                                      $11.37    $12.34    $ 9.72
Exercised                                    $10.39    $ 9.87    $ 8.27
Cancelled or forfeited                       $15.45    $19.65    $13.97
                                             ------    ------    ------
Outstanding at end of year                   $13.23    $13.94    $13.94
                                             ======    ======    ======
Exercisable at end of year                   $14.53    $15.25    $16.10
                                             ======    ======    ======

Following is a summary of stock options outstanding as of December 28, 2003:

                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                               Weighted
                   Number       Average    Weighted    Number     Weighted
                 Outstanding   Remaining   Average   Exercisable  Average
Range of            as of     Contractual  Exercise     as of     Exercise
Exercise Price    12/28/03       Life       Price     12/28/03     Price
---------------  -----------  -----------  --------  -----------  --------
$ 6.34 - $ 9.68    1,072,351         7.70    $ 9.13      548,358    $ 8.89
$ 9.78 - $12.84    1,073,030         7.96    $11.70      571,892    $11.50
$12.87 - $19.88      845,710         7.24    $14.71      467,720    $15.61
$20.97 - $28.38      356,500         2.85    $26.67      356,500    $26.67
---------------    ---------         ----    ------    ---------    ------
$ 6.34 - $28.38    3,347,591         7.15    $13.23    1,944,470    $14.53
===============    =========         ====    ======    =========    ======

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2003, 2002, and 2001, included payments for interest of $11.5 million, $15.0 million, and $20.6 million, and income taxes of $15.5 million, $10.1 million, and $17.8 million, respectively.

During the fourth quarter 2003, $31.5 million of convertible subordinated debentures were converted into 1.716 million shares of the Company's common stock.

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

The components of accumulated other comprehensive loss at December 28, 2003 and at December 29, 2002 are as follows:
                                                 2003              2002
                                                ------            ------
                                                      (Thousands)

   Net loss on interest rate swap, net of tax   $  826           $ 1,064
   Foreign currency translation adjustment       8,780            44,412
                                                ------           -------
   Total                                        $9,606           $45,476
                                                ======           =======

Note 10. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                          2003          2002          2001
                                         ------        ------        ------
                                         (Thousands, except per share data)
Basic earnings/(loss) per share:

Earnings before cumulative effect of
  change in accounting principle       $ 29,882      $ 25,579      $  6,635
Cumulative effect of change in
  accounting principle                        -       (72,861)(3)         -
                                       --------      --------      --------
Net earnings/(loss)                    $ 29,882      $(47,282)     $  6,635
                                       ========      ========      ========
Weighted average common stock
  outstanding                            33,142        32,298        31,230
                                       ========      ========      ========
Basic earnings per share before
  cumulative effect of change in
  accounting principle                 $    .90      $    .79      $    .21
Cumulative effect of change in
  accounting principle                        -         (2.25)            -
                                       --------      --------      --------
Basic earnings/(loss) per share        $    .90      $  (1.46)     $    .21
                                       ========      ========      ========


Diluted earnings/(loss) per share:

Earnings before cumulative effect of
  change in accounting principle       $ 29,882      $ 25,579      $  6,635

Interest on subordinated debentures,
  net of tax (1)                          3,639         3,843             -
                                       --------      --------      --------
Net earnings before cumulative
  effect of change in accounting
  principle available for dilutive
  securities                             33,521        29,422         6,635
Cumulative effect of change in
  accounting principle                        -       (72,861)(3)         -
                                       --------      --------      --------
Net earnings/(loss) after cumulative
  effect of change in accounting
  principle available for dilutive
  securities                           $ 33,521      $(43,439)     $  6,635
                                       ========      ========      ========

Weighted average common stock
  outstanding                            33,142        32,298        31,230

Additional common shares resulting
  from stock options (2)                    605           487           506

Additional common shares resulting
  from assumed conversion of
  subordinated debentures(1)              6,189         6,528             -
                                       --------      --------      --------
Weighted average common stock
  and dilutive stock
  outstanding (1)                        39,936        39,313        31,736
                                       ========      ========      ========
Diluted earnings per share before
  cumulative effect of change in
  accounting principle                 $    .84      $    .75      $    .21

Cumulative effect of change in
  accounting principle                        -         (1.85)            -
                                       --------      --------      --------
Diluted earnings/(loss) per share      $    .84      $  (1.10)     $    .21
                                       ========      ========      ========

   (1) The assumed conversion of 6,528 common shares from the subordinated debentures is not included in 2001 as it is anti-dilutive.
   (2) Excludes approximately 932, 1,917, and 1,937 anti-dilutive outstanding stock options for 2003, 2002, and 2001, respectively.
   (3) No tax effect as goodwill amortization is non-deductible for tax.

Note 11. INCOME TAXES


The domestic and foreign components of earnings/(losses) before income taxes and minority interest are:
                                          2003          2002          2001
                                         ------        ------        ------
                                                    (Thousands)
Domestic(1)                            $ 15,921      $ 15,267      $ (4,874)

Foreign                                  28,495        22,414        18,590
                                        -------       -------       -------
Total                                  $ 44,416      $ 37,681      $ 13,716
                                        =======       =======       =======

  (1) The domestic component includes the earnings of the Company's operations in Puerto Rico.

The related provisions/(benefits) for income taxes consist of:

                                          2003          2002          2001
                                         ------        ------        ------
Currently payable                                   (Thousands)
    Federal                             $ 2,906       $(1,361)      $  (505)
    State                                   638           161           248
    Puerto Rico                             694         1,392           156
    Foreign                              14,100        11,433         7,974
                                        -------       -------       -------
    Total currently payable             $18,338       $11,625       $ 7,873
                                        -------       -------       -------
Deferred
    Federal                              (1,789)         (175)       (1,031)
    State                                     -             -             -
    Puerto Rico                             667             -             -
    Foreign                              (2,785)          570            15
                                        -------       -------       -------
    Total deferred                      $(3,907)      $   395       $(1,016)
                                        -------       -------       -------
Total Provision                         $14,431       $12,020       $ 6,857
                                        =======       =======       =======

Deferred tax assets/liabilities at December 28, 2003 and December 29, 2002 consist of:
                                          2003             2002
                                         ------           ------
                                                (Thousands)

Inventory                               $ 2,131          $ 3,324
Accounts receivable                       2,203            2,335
Net operating loss and foreign
 tax credit carryforwards                44,430           39,403
Restructuring                             2,030            2,027
Deferred revenue                          2,446            1,627
Pension                                   4,916            3,559
Warranty                                    667              394
Deferred compensation                     1,437              470
Other                                     1,274            1,163
Valuation allowance                     (32,650)         (27,576)
                                        -------          -------
Deferred tax assets                      28,884           26,726
                                        -------          -------
Depreciation                             (1,391)           1,018
Intangibles                              19,136           20,842
Withholding taxes                         3,516              535
                                        -------          -------
Deferred tax liabilities                 21,261           22,395
                                        -------          -------
Net deferred tax asset                  $ 7,623          $ 4,331
                                        =======          =======

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico's income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 2003, 2002, and 2001, a full provision was made for tollgate taxes. The Company has not provided for tollgate taxes on approximately $37.0 million of its subsidiary's unremitted earnings since they are expected to be reinvested permanently.

Net operating losses are principally foreign. The net operating loss carryforwards as of December 28, 2003 include $25.0 million of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of loss carryforwards is realized, the Company will apply such benefit to goodwill in connection with the acquisition. In 2003, additional valuation allowance was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized. In 2003, net operating losses were written off in jurisdictions where losses expired and valuation allowances were not previously provided. Of the total foreign net operating loss carryforwards available, $10.4 million expire beginning January 2004 through December 2010, and the remaining portion may be carried forward indefinitely.

US income taxes have not been provided on approximately $32.0 million of undistributed earnings of non-US subsidiaries. If remitted, tax credits or planning strategies should substantially offset any resulting US income tax liability. Foreign withholding taxes of $1.9 million have been provided on unremitted earnings.

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

                                              2003        2002        2001
                                             ------      ------      ------
                                                        (Thousands)

Tax provision at the statutory Federal
 income tax rate                            $15,545     $13,188      $4,801

Tax exempt earnings of subsidiary in
 Puerto Rico                                 (3,450)     (1,343)       (683)

Non-deductible goodwill                           -           -       3,602

Non-deductible meals and entertainment          242         219         226

State and local income taxes, net
 of Federal benefit                             415         105         296

Benefit from extraterritorial income           (490)       (501)       (170)

Foreign losses for which no tax
 benefit recognized                             423       2,327       1,720

Foreign rate differentials                   (2,199)     (1,724)        479

Change in valuation allowance                 2,205           -      (2,691)

Foreign withholding tax                       1,850           -           -

Other                                          (110)       (251)       (723)

                                            -------     -------      ------
Tax provision at the effective tax rate     $14,431     $12,020      $6,857
                                            =======     =======      ======

In 2002, there was no income tax benefit associated with the cumulative effect of the change in accounting principle as the amortization of goodwill is non-tax deductible.

Note 12. EMPLOYEE BENEFIT PLANS


Under the Company's defined contribution savings plans, eligible employees (see below) may make basic (up to 6% of an employee's earnings) and supplemental contributions. The Company matches in cash 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. The Company's contributions under the plans approximated $1.0 million, $1.0 million, and $1.2 million, in 2003, 2002, and 2001, respectively.

Generally, all employees in the USA may participate in the Company's US Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in the Company's Puerto Rico Savings Plan.

Under the Company's non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the USA, may contribute up to $80 per week for the purchase of the Company's common stock at fair market value. The Company matches employee contributions up to a maximum of $20.75 per week. The Company's contributions under this plan approximated $0.2 million for each of the years 2003, 2002, and 2001.

For 2003, the Board of Directors approved the 2003 Corporate Bonus Plan. The 2003 Corporate Bonus Plan provides for a Bonus Pool to be formed when earnings per share (EPS) increases over a defined target. The Bonus Pool is then apportioned among four groups of employees; corporate officers, vice presidents, middle management, and front line employees. Each group has a targeted bonus percentage assigned which is adjusted, depending on the percentage increase or decrease over the targeted EPS growth. The specified minimum target for EPS was attained for the fiscal year 2003 and bonuses are payable.

Under the Company's 2002 and 2001 Corporate Bonus Plan, as approved by the Board of Directors, employees of the Company had a targeted bonus percentage based on earnings per share. In 2002, and 2001, net earnings did not exceed the required criteria and, accordingly, no bonuses were provided under the Corporate Bonus Plan.

The Company maintains several defined benefit pension plans, principally in Europe. The plans covered approximately 20% of the total workforce at December 28, 2003. The benefits accrue according to the length of service, age, and remuneration of the employee. The table below sets forth the funded status of the Company's plans and amounts recognized in the accompanying balance sheets.

                                                   December 28,    December 29,
                                                      2003            2002
                                                    -----------     -----------
                                                            (Thousands)

Change in benefit obligation
Net benefit obligation at beginning of year           $56,050         $46,018
Service cost                                            1,893           1,550
Interest cost                                           3,715           3,168
Net amortization and deferrals                            113              95
Actuarial (gain)/loss                                  (1,914)            250
Gross benefits paid                                    (3,273)         (3,042)
Foreign currency exchange rate changes                 10,270           8,011
                                                      -------         -------
Net benefit obligation at end of year                 $66,854         $56,050
                                                      -------         -------
Change in plan assets
Fair value of plan assets at beginning of year        $    85         $    68
Employer contributions                                  3,273           3,042
Gross benefits paid                                    (3,273)         (3,042)
Foreign currency exchange rate changes                     20              17
                                                      -------         -------
Fair value of plan assets at end of year              $   105         $    85
                                                      -------         -------
Reconciliation of unfunded status
Unfunded status at end of year                        $66,749         $55,965
Unrecognized net actuarial loss                           878           1,959
                                                      -------         -------
Accrued pensions                                      $65,871         $54,006
                                                      =======         =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $66.9 million, $61.4 million, and $0.1 million, respectively, as of December 28, 2003, and $56.1 million, $50.8 million, and $0.1 million, respectively, as of December 29, 2002.

The pension plans included the following net cost components:

                                        2003            2002            2001
                                       ------          ------          ------
                                                     (Thousands)

Service cost                          $1,893          $1,550          $1,121
Interest cost                          3,715           3,168           2,648
Net amortization and deferrals           113              95           1,027
                                      ------          ------          ------
Total pension expense                 $5,721          $4,813          $4,796
                                      ======          ======          ======

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

                                              December 28,        December 29,
                                                  2003                2002
                                              ------------        ------------

Discount rate (1)                                 5.75%               5.75%
Expected rate of return on plan assets (2)        5.00%               5.75%
Expected rate of increase in future
  compensation levels                             3.00%               3.00%


(1) Represents the weighted average rate for all pension plans.
(2) The plan assets are only held in the Netherlands, where the discount rate for 2003 was 5.00%.

Note 13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, did not materially impact results from operations. The major market risk exposures to the Company are movements in foreign currency exchange and interest rates. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. The Company has used third party borrowings in foreign currencies to hedge a portion of its net investments in and cash flows derived from its foreign subsidiaries. Aggregate foreign currency translation (losses)/gains on the third party borrowings in foreign currencies in 2003, 2002, and 2001, were $(2.7) million, $(17.6) million, and $14.6 million, respectively, and are included and are included in foreign currency translation adjustment o the Consolidated Statements of Comprehensive Income/(Loss). As the Company reduces its third party foreign currency borrowings, the effect of foreign currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries increases. The Company enters into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps or swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of Fair Values below. All listed items described are non-trading.

Foreign Exchange Risk Management
--------------------------------
The Company enters into currency forward exchange contracts to hedge short-term receivables denominated in currencies other than the US dollar from its foreign sales subsidiaries. The term of the currency forward exchange contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in other gain/(loss), net. Notional amounts of currency forward exchange contracts outstanding at December 28, 2003 were $20.4 million, with various maturity dates ranging through the end of the first quarter 2004. At December 29, 2002, the notional amounts of currency forward exchange contracts outstanding were $22.5 million.

Aggregate foreign currency transaction gains/(losses) in 2003, 2002, and 2001, were $1.3 million, $0.9 million, and $(0.7) million, respectively, and are included in other gain/(loss), net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 28, 2003.

Interest Rate Risk Management
-----------------------------
In connection with the Company's floating rate debt under the senior collateralized multi-currency credit facility, the Company purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material. The interest rate caps expired on March 31, 2003.

On March 11, 2002, the Company entered into an interest rate swap to reduce the risk of significant Euro interest rate increases in connection with the floating rate debt outstanding under the Euro term loan. The cash flow hedging instrument initially swapped interest payments on the notional amount of EUR 50 million from variable to fixed. The contract expires in December 2004. The interest rate swap is marked to market and the changes are recorded in other comprehensive income.

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 28, 2003 and December 29, 2002:

                                       2003                      2002
                               --------------------      --------------------
                               Carrying     Fair         Carrying     Fair
                                Value       Value          Value      Value
                               --------    --------      --------    --------
                                               (Thousands)
Long-term debt (including
 current maturities and
 excluding capital
 leases)(1)                    $ 48,654    $ 48,654      $ 74,831    $ 74,831

Convertible subordinated
 debentures
 (including current
 maturities)(1)                $ 83,753    $ 88,569      $120,000    $111,600
Currency forward exchange
 contracts(2)                  $   (343)   $   (343)     $    309    $    309
Interest rate swap(3)          $   (711)   $   (711)     $ (1,064)   $ (1,064)

  (1) The carrying amounts are reported on the balance sheet under the indicated captions.
  (2) The carrying amounts represent the net unrealized (loss)/gain associated with the contracts at the end of the period. Such amounts are included in other current liabilities.
  (3) The carrying amounts represent the net unrealized loss associated with the contract at the end of the period. Such amounts are included in other long-term liabilities.

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

Note 14. PROVISION FOR RESTRUCTURING AND ASSET IMPAIRMENTS

Fiscal 2003
-----------
The Company recorded in cost of revenues restructuring charges of $1.9 million for severance costs and an asset impairment charge of $1.5 million. The severance costs relate to cost reductions in hand-held labeling (HLS) and electronic article surveillance (EAS) manufacturing. The impairment charge consists of a further $1.1 million write-down of a manufacturing facility in Japan and a $0.4 million write-down of equipment in Puerto Rico. The book values of the assets prior to write-down were $2.6 million and $0.4 million, respectively. Due to changes in product mix, the Company reviewed and modified the 2001 restructuring plan to reduce costs in EAS manufacturing. The principal modification was to close a different manufacturing plant than the one originally planned. This resulted in an increase in severance costs of $0.2 million and the reversal of $0.1 million of lease termination costs.

In addition, the Company recorded $5.6 million of severance charges related to the shared services initiative being implemented in Europe. Minor modifications to prior restructuring plans resulted in the retention of certain employees included in the original plans. These changes in estimates resulted in the reversal of $0.3 million of the restructuring accrual in 2003.

As of December 28, 2003, 15 of the 512 planned employee terminations had occurred. The Company expects these terminations and actions to be completed by the end of 2005.

Fiscal 2002
-----------
The Company recorded in cost of revenues restructuring charges of $1.8 million for severance costs and an asset write-off of $0.5 million related to leasehold improvements abandoned due to leaving a facility. The book values of the assets prior to write-off were $0.5 million. The charges are related to cost reductions in hand-held labeling (HLS) and barcode labeling (BCS) manufacturing. In addition, the Company recorded $0.5 million of severance costs in other operating expense/(income) related to the rationalization of an under-performing sales office. As of December 28, 2003, all of the planned actions related to the 2002 restructuring had occurred.

Due to changes in management in 2002, the Company reviewed and modified the 2001 restructuring plans in order to reduce the future cash outlays necessary to execute these plans. The principal modification was to move a manufacturing facility to a location closer than originally planned. This, and other modifications, resulted in the retention of certain employees included in the original plan. These changes in estimates resulted in the reversal of $2.6 million of the restructuring accrual in 2002. Of this amount, $1.7 million was credited to cost of revenues and $0.9 million to other operating expense/(income)
                                      -73-

In 2002, the Company was able to negotiate more favorable terms than originally estimated regarding the termination of a lease for an office/warehouse facility and the severance for certain employees. This resulted in a decrease in goodwill related to the acquisition of Meto AG of $0.9 million.

Fiscal 2001
-----------
The Company recorded restructuring charges of $11.1 million and asset impairments of $7.5 million related to the consolidation of some of its US and Caribbean manufacturing facilities and the rationalization of certain under-performing sales offices. Included in the charges are severance costs for approximately 347 employees ($9.8 million), lease termination costs for three manufacturing facilities and two warehouses ($1.4 million), and an asset impairment charge ($7.4 million). The impairment charge consists of $5.0 million of manufacturing equipment abandoned due to the rationalization of operations, a further $2.0 million write-down of the manufacturing facility in Japan, and a $0.4 million goodwill impairment upon exit of a business segment in Belgium. The book values of the assets prior to write-down were $5.0 million, $5.7 million, and $0.4 million, respectively. As of December 28, 2003, all of the planned actions related to the 2001 restructuring, with the exception of EAS manufacturing, mentioned above, were complete.

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

Restructuring accrual activity was as follows:
                                                                Cash
                   Accrual                                    Payments
                      at                 Charge                (and     Accrual
                   Begin-    Charged    Reversed (Decrease)   Exchange     at
                   ning of     to          to        in         Rate     End of
                     Year    Earnings   Earnings  Goodwill    Changes)    Year
                   -------   --------   --------  ---------   --------  -------
                                          (Thousands)

2001
Severance and
 other employee
 related charges   $11,756   $ 9,789    $  (136)   $(1,163)  $(11,688)  $ 8,558
Lease termination
 costs               5,951     1,381        (71)         -     (1,640)    5,621
                   -------   -------    -------    -------   --------   -------
                   $17,707   $11,170(1) $  (207)   $(1,163)  $(13,328)  $14,179
                   =======   =======    =======    =======   ========   =======

2002
Severance and
 other employee
 related charges   $ 8,558   $ 2,325    $(2,534)   $  (219)  $ (4,342)  $ 3,788
Lease termination
 costs               5,621         -       (103)      (679)    (3,027)    1,812
                   -------   -------    -------    -------   --------   -------
                   $14,179   $ 2,325(2) $(2,637)(4)$  (898)  $ (7,369)  $ 5,600
                   =======   =======    =======    =======   ========   =======

2003
Severance and
 other employee
 related charges   $ 3,788   $ 7,453    $  (256)   $     -   $(2,107)   $ 8,878
Lease termination
 costs               1,812         -        (73)         -      (444)     1,295
                   -------   -------    -------    -------   --------   -------
                   $ 5,600   $ 7,453(3) $  (329)   $     -   $(2,551)   $10,173
                   =======   =======    =======    =======   ========   =======


  (1) $4.3 million is included in cost of revenues and $6.9 million in other operating expense/(income).
  (2) $1.8 million is included in cost of revenues and $0.5 million in other operating expense/(income).
  (3) $1.9 million is included in cost of revenues and $5.6 million in other operating expense/(income).
  (4) $1.7 million is included in cost of revenues and $0.9 million in other operating expense/(income).

Note 15. OTHER OPERATING EXPENSE/(INCOME)


Other operating expense/(income) is comprised of the following amounts:

                                             2003         2002        2001
                                            ------       ------      ------
                                                       (Thousands)

Restructuring costs                         $5,587       $  558      $6,868
Asset impairments                                -            -         405
Restructuring charge reversal                 (256)        (957)       (207)
                                            ------       ------      ------
                                            $5,331       $ (399)     $7,066
                                            ======       ======      ======

Restructuring costs, asset impairments, and the restructuring charge reversals are discussed in Note 14.

In addition to the reversal indicated above, cost of revenues for 2003 includes a $0.1 million restructuring charge reversal offset by a restructuring charge of $1.9 million for severance costs (see Note 14) and an asset impairment charge of $1.5 million (see Note 14). In 2002, cost of revenues includes a $1.7 million restructuring charge reversal offset by a restructuring charge of $1.8 million for severance costs and an asset impairment charge of $0.5 million for leasehold improvements abandoned due to leaving a facility. Cost of revenues in 2001 includes $4.3 million for restructuring and $7.1 million for asset impairments.

Note 16. COMMITMENTS AND CONTINGENCIES

The Company leases certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $21.6 million, $15.4 million, and $13.2 million, in 2003, 2002, and 2001, respectively.

Future minimum payments for operating leases having non-cancelable terms in excess of one year at December 28, 2003 are:

                                           (Thousands)

          2004                               $17,174
          2005                                15,129
          2006                                12,625
          2007                                 5,756
          2008                                 4,879
          Thereafter                           6,418
                                             -------
          Total                              $61,981
                                             =======

On October 1, 1995, the Company acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. (ADL) for $1.9 million plus a royalty of 1% to 1.5% of future RF-EAS products sold through 2008.

The Company, with its acquisition of Meto AG, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EM tags, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2006, 2014, and 2004, respectively.

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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

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

On March 28, 2003, in response to the Company's Motion for Post-Trial Relief, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed.

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. Although management believes it is not likely, it is possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems,
Inc.

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

On October 23, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5001(JEI) by plaintiff Washington Square Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 1, 2002.

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

On November 13, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-5319(JEI) by plaintiff 1700 Pharmacy, Inc. against Checkpoint Systems, Inc. and served on November 15, 2002.

On December 30, 2002, a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-6131(JEI) by plaintiff Medi-Care Pharmacy, Inc. against Checkpoint Systems, Inc. and served on January 3, 2003.

Both the 1700 Pharmacy, Inc. case and the Medi-Care Pharmacy, Inc. case were consolidated with the previously mentioned cases and are included in the October 18, 2002 Stay Order referred to above.

No liability has been recorded for any of the purported class action suits as management believes that, based on input from outside legal counsel, it is not probable that the Court of Appeals will reverse the decision of the lower Court in the ID Security Systems Canada Inc. litigation as it relates to the antitrust claims and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

Franklin Graphics, Inc. versus Checkpoint Systems, Inc. and Christopher Clarke

On February 28, 2003 a civil action was filed in the Superior Court of New Jersey, Bergen County, by Franklin Graphics, Inc. against Checkpoint Systems, Inc. and Christopher Clarke, (Docket No. BER-L-1575-03) seeking compensatory damages in excess of $1 million, treble damages, punitive damages, and attorneys' fees. The plaintiff alleged tortious interference with a contractual relationship and prospective economic relations, unfair competition, breach of contract, and consumer fraud. In December 2003, the Company settled this case with prejudice.

The following table set forth the movement in the warranty reserve:

                                                   2003             2002
                                                   ----             ----
                                                        (Thousands)

Balance at the beginning of the period           $4,002            $3,303
Accruals for warranties issued                   $  934            $1,347
Accruals related to pre-existing warranties,
  including changes in estimate                     (80)             (486)
                                                 ------            ------
Total accruals                                   $  854            $  861
Settlement made                                    (743)             (628)
Foreign currency translation adjustment             478               466
                                                 ------            ------
Balance at the end of period                     $4,591            $4,002
                                                 ======            ======

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

On January 9, 2001, the Company acquired A.W. Printing Inc., a leading provider of high-quality tags, labels, and packaging products for the apparel industry. The acquisition was a cash transaction valued at approximately $13 million. Due to the size and timing of the acquisition, pro-forma information is not provided as it is not significant.

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. The Company has three reportable business segments:

   (i) Security - includes electronic article surveillance (EAS) systems, access control systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.
  (ii) Labeling Services - includes barcode labeling systems (BCS), service bureau (Check-Net), and radio frequency identification (RFID) systems.
 (iii) Retail Merchandising - includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A) Business Segments
                                         2003          2002          2001
                                        ------        ------        ------
                                                    (Thousands)
Business segment net revenue:
   Security                            $465,044      $395,033      $391,867
   Labeling Services                    157,783       144,071       139,654
   Retail Merchandising                 100,435       100,382       127,014
                                       --------      --------      --------
Total                                  $723,262      $639,486      $658,535
                                       --------      --------      --------
Business segment gross profit:
   Security                            $204,768(1)   $173,107(3)   $151,188(6)
   Labeling Services                     44,989(2)     41,893(4)     37,077(7)
   Retail Merchandising                  46,236        47,599(5)     68,019(8)
                                       --------      --------      --------
Total gross profit                      295,993       262,599       256,284
Operating expenses                      243,307       212,566       222,775
Interest expense, net                     9,589        13,280        19,099
Other gain/(loss)                         1,319           928          (694)
                                       --------      --------      --------
Earnings before income taxes and
  minority interest                    $ 44,416      $ 37,681      $ 13,716
                                       ========      ========      ========

Business segment total assets:
   Security                            $428,134      $400,520      $381,808
   Labeling Services                    176,793       139,749       171,117
   Retail Merchandising                 168,395       139,501       199,728
                                       --------      --------      --------
Total                                  $773,322      $679,770      $752,653
                                       ========      ========      ========

  (1) Includes a $0.1 million restructuring charge, a $0.1 million restructuring charge reversal, and a $1.5 million asset impairment charge.
  (2)  Includes a $1.7 million restructuring charge.
  (3)  Includes a $0.1 million restructuring charge reversal.
  (4) Includes a $1.0 million restructuring charge, a $1.3 million restructuring charge reversal, and a $0.5 million asset impairment charge.
  (5) Includes a $0.8 million restructuring charge and a $0.3 million restructuring charge reversal.
  (6) Includes a $1.1 million restructuring charge and a $6.7 million asset impairment charge.
  (7) Includes a $2.4 million restructuring charge and a $0.4 million asset impairment charge.
  (8)  Includes a $0.8 million restructuring charge.

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

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2003, 2002, and 2001:

                          United                  Inter-
                        States and               national     Asia
                        Puerto Rico   Europe     Americas    Pacific     Total
                        -----------   ------     --------    -------     -----
                                                 (Thousands)
2003
----
Net revenues from
 unaffiliated customers  $245,399    $374,126    $ 26,375   $ 77,362   $732,262
Gross profit             $106,689(1) $153,888(4) $  8,852   $ 26,564(7)$295,993
Long-lived assets        $ 81,193    $247,259    $  5,412   $ 36,182   $370,046


2002
----
Net revenues from
 unaffiliated customers  $235,931    $327,104    $ 21,475   $ 54,976   $639,486
Gross profit             $104,120(2) $131,284(5) $  6,147   $ 21,048   $262,599
Long-lived assets        $ 84,140    $218,737    $  4,773   $ 34,787   $342,437


2001
----
Net revenues from
 unaffiliated customers  $233,513    $342,149    $ 31,320   $ 51,553   $658,535
Gross profit             $ 83,657(3) $146,509(6) $ 10,542   $ 15,576(8)$256,284
Long-lived assets        $113,277    $236,914    $ 13,216   $ 37,870   $401,277

  (1) Includes a $0.1 million restructuring charge, a $0.1 million restructuring charge reversal, and a $0.4 million asset impairment charge.
  (2) Includes a $1.6 million restructuring charge reversal and an asset impairment charge of $0.5 million.
  (3) Includes a $3.2 million restructuring charge.
  (4) Includes a $1.7 million restructuring charge.
  (5) Includes a $1.7 million restructuring charge.
  (6) Includes a $0.5 million restructuring charge.
  (7) Includes a $1.1 million asset impairment charge.
  (8) Includes a $7.7 million restructuring charge.

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

Note 21. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The standard provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into by the Company after June 29, 2003. The Company's adoption of EITF Issue No. 00-21 has not significantly impacted its consolidated financial statements.

In December 2003, the FASB issued interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)," which supercedes FIN 46. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46R must be applied to the Company's consolidated financial statements for the first quarter of 2004. The Company does not expect the adoption of FIN 46R to have a significant impact on its consolidated financial statements.

In December 2003, the FASB updated Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." The Statement requires additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. As the Company's pension plans cover certain employees outside the USA, the new disclosures required by SFAS 132 become effective for the Company on June 27, 2004.

Note 22. SUBSEQUENT EVENTS

On February 3, 2004, the Company made a $2.5 million minority investment in Goliath Solutions, a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain drug, mass merchandise, and convenience store channels of trade. Management expects this development stage operation to generate losses in 2004.

On February 18, 2004, the Company called an additional $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The called debentures are convertible at any time prior to the close of business on April 8, 2004.

SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                                       ----------------------
                     First       Second      Third      Fourth        Year
                     -----       ------      -----      ------        ----
                              (Thousands, except per share data)
2003
----
Net revenues       $156,417     $175,720     $177,229    $213,896     $723,262
Gross profit       $ 63,149     $ 75,611     $ 73,190    $ 84,043(7)  $295,993
Earnings before
 cumulative effect
 of change in
 accounting
 principle         $  4,201     $  10,862    $ 10,022    $  4,797     $ 29,882
Net earnings       $  4,201     $  10,862    $ 10,022    $  4,797(8)  $ 29,882
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle(1)
  Basic            $    .13     $    .33    $    .31    $    .14     $    .90
  Diluted          $    .13     $    .30    $    .27    $    .14     $    .84
Net earnings
 per share:(1)
  Basic            $    .13     $    .33    $    .31    $    .14     $    .90
  Diluted          $    .13     $    .30    $    .27    $    .14     $    .84


2002
----
Net revenues       $143,454     $160,924    $158,800    $176,308     $639,486
Gross profit       $ 59,432     $ 66,082    $ 65,613(5) $ 71,472(9)  $262,599
Earnings before
 cumulative effect
 of change in
 accounting
 principle         $  4,114     $  5,967    $  6,374(6) $  9,124(10) $ 25,579
Net (loss)/
 earnings          $(68,747)(2) $  5,967    $  6,374(6) $  9,124(10) $(47,282)
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle(1)
  Basic            $    .13     $    .19    $    .20    $   .28      $    .79
  Diluted          $    .13     $    .18    $    .19    $   .26      $    .75
Net (loss)/earnings
 per share:(1)
  Basic            $  (2.15)(3) $    .19    $    .20    $   .28      $  (1.46)
  Diluted          $  (2.10)(4) $    .18    $    .19    $   .26      $  (1.10)


  (1) Quarterly earnings per share are computed independently; therefore the sum of the quarters may not equal full year earnings per share.

  (2) Includes a goodwill impairment charge of $72.9 million for the cumulative effect of change in accounting principle. The reported net earnings for the first quarter, 2002, were $4.1 million.
  (3) The reported net earnings were $0.13 per basic share.
  (4) The reported net earnings were $0.13 per diluted share.
  (5) Includes a $1.6 million pre-tax restructuring charge reversal related to the fourth quarter 2001 restructuring program offset by a pre-tax $0.7 million restructuring charge, and a $0.5 million pre-tax asset impairment.
  (6) Includes a $1.7 million restructuring charge reversal (net of tax) related to the fourth quarter 2001 restructuring program offset by a $0.5 million restructuring charge (net of tax), and a $0.3 million asset impairment (net of tax).
  (7) Includes a $1.9 million pre-tax restructuring charge, a $1.5 million pre-tax asset impairment, and a $0.1 million pre-tax restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.
  (8) Includes a $5.0 million restructuring charge (net of tax), a $1.0 million asset impairment (net of tax), and a $0.2 million restructuring charge reversal (net of tax) related to fourth quarter 2001 and 2002 restructuring programs.
  (9) Includes a $0.1 million pre-tax restructuring charge reversal related to the fourth quarter 2001 restructuring program offset by a $1.1 million pre-tax restructuring charge.
  (10)Includes a $0.1 million restructuring charge reversal (net of tax) related to the fourth quarter 2001 restructuring program offset by a $1.1 million restructuring charge (net of tax).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. DISCLOSURE CONTROLS AND PROCEDURES

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


There have been no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2003 that materially affected, or are reasonably likely to affect materially, the Company's internal control over financial reporting.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)) is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 2004, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

The Company has adopted a code of business conduct and ethics (the "Code of Ethics") as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code of Ethics applies to all of the Company's directors, officers and employees. The Company has also adopted corporate governance guidelines (the "Governance Guidelines") and a charter for each of its Audit Committee, Compensation Committee and Governance and Nominating Committee (collectively, the "Committee Charters"). The Company has posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on its website at www.checkpointsystems.com, and will post on its website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 2004, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Note that the sections of the Company's Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph," pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 2004, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 2004, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on April 29, 2004, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.


                                   PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a) 1. Consolidated Financial Statements

Report of Independent Auditors.........................................43

Consolidated Balance Sheets as of December 28, 2003 and
   December 29, 2002...................................................44

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 28, 2003....................45

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 28, 2003..............46

Consolidated Statements of Comprehensive Income/ (Loss) for each of the years in the three-year period ended December 28, 2003..............47

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 28, 2003....................48

Notes to Consolidated Financial Statements..........................49-83

(a) 2. Consolidated Financial Statement Schedule

Financial Statement Schedules
   Schedule II - Valuation and Qualifying Accounts.....................91


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

       Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December 13, 1995.
       Exhibit 4.3 First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 4.4 Second Supplemental Indenture dated July 31, 2001 amending the First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated by reference to Exhibit
                       4.4 to Registrants From 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 10.1    2003 Bonus Plan.
       Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998
       Exhibit 10.3 Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item
                       (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
       Exhibit 10.4 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.
       Exhibit 10.5 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.
       Exhibit 10.6    Employment Agreement with W. Craig Burns is
                       Incorporated by reference to Item 6(a), Exhibit 10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.7    First Amendment to Employment Agreement with
                       W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.8    Employment Agreement with Neil D. Austin is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.9    Employment Agreement with Arthur W. Todd is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrants Form 10-Q filed on November 14, 2001
       Exhibit 10.10   Employment Agreement with George W. Off is
                       Incorporated by reference to Item 6(a),
                       Exhibit 10.1 of the Registrants Form 10-Q filed on November 12, 2002
       Exhibit 10.11 Employment Agreement with John E. Davies, Jr., is Incorporated by reference to Item 6(a),
                       Exhibit 10.2 of the Registrants Form 10-Q filed on November 12, 2002

       Exhibit 10.12   First Amendment to Employment Agreement with
                       John E. Davies, Jr., Incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrants
                       Form 10-Q filed on November 12, 2002
       Exhibit 10.13 Employment Agreement with Per Harold Levin is Incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrants Form 10-Q filed on November 12, 2002
       Exhibit 12      Ratio Earnings to Fixed Charges
       Exhibit 21      Subsidiaries of Registrant
       Exhibit 23      Consent of Independent Auditors
       Exhibit 24      Power of Attorney, contained in Signature Page.
       Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code
                       Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Registrant filed the following reports during the quarter ended December 28, 2003:

(i) Form 8-K filed October 24, 2003 attaching a press release dated October 23, 2003 announcing the Company's financial results for the third quarter of 2003.

(ii) Form 8-K filed November 6, 2003 attaching a press release dated November 5, 2003 announcing that the holders of $30.3 million of the $35.0 million of aggregate principal amount of its existing 5-1/4% Convertible Subordinated Debentures due 2005 ("the Notes") called for redemption on November 8, 2003, elected to convert their Notes into 1,647,697 shares of the Company's common stock at a conversion price of $18.375 per share.

                      SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 12, 2004.

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

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----

/s/George W. Off            Chairman of the Board          March 12, 2004
--------------------------  of Directors, President
                            and Chief Executive Officer

/s/W. Craig Burns           Executive Vice President,      March 12, 2004
--------------------------  Chief Financial Officer
                            and Treasurer

/s/Arthur W. Todd           Vice President, Corporate      March 12, 2004
--------------------------  Controller and Chief
                            Accounting Officer

/s/Robert O. Aders          Director                       March 12, 2004
--------------------------


/s/William S. Antle III     Director                       March 12, 2004
--------------------------


/s/David W. Clark, Jr.      Director                       March 12, 2004
--------------------------

/s/John E. Davies, Jr.      Executive Vice President,      March 12, 2004
--------------------------  General Manager, Americas
                            and Asia Pacific, Director

/s/R. Keith Elliott         Director                       March 12, 2004
--------------------------

/s/Alan R. Hirsig           Director                       March 12, 2004
--------------------------

/s/Jack W. Partridge        Director                       March 12, 2004
--------------------------

/s/Sally Pearson            Director                       March 12, 2004
--------------------------

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

         Balance     Additions    Charged     Deductions    Balance
           at         Through     to Costs   (Write-Offs    at End
        Beginning     Acqui-        and       and Recover-    of
Year     of Year      sition      Expenses    ies, net)      Year
----    ---------    ---------    --------    ----------    -------
                            (Thousands)
Allowance For Doubtful Accounts

2003      $12,736       $    -      $3,121      $(3,854)     $12,003
          -------       ------      ------       ------      -------
2002      $11,525       $    -      $3,394      $(2,183)     $12,736
          -------       ------      ------       ------      -------
2001      $12,176       $    -      $3,490      $(4,141)     $11,525
          -------       ------      ------       ------      -------


                                 Allowance               Release of
         Balance    Additions    Recorded   Release of   Allowance    Balance
           at        Through     on Current Allowance    on Losses    at End
        Beginning    Acqui-        Year     on Losses    Expired or     of
Year     of Year     sition       Losses    Utilized     Revalued      Year
----    ---------   ---------   ----------  ---------    ----------   -------
                                (Thousands)

Deferred Tax Valuation Allowance

2003      $27,576      $    -      $5,893     $  (819)    $     -     $32,650

          -------      ------     -------     -------     -------     -------

2002      $22,448      $    -     $ 5,128     $     -     $     -     $27,576

          -------      ------     -------     -------     -------     -------

2001      $28,316      $    -     $ 4,481     $(2,691)    $(7,658)    $22,448

          -------      ------     -------     -------     -------     -------

INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------                -----------

EXHIBIT 10.1 . . . .  2003 Bonus Plan

EXHIBIT 12 . . . . .  Ratio of Earnings to Fixed Charges

EXHIBIT 21 . . . . .  Subsidiaries of Registrant

EXHIBIT 23 . . . . .  Consent of Independent Auditors


EXHIBIT 31.1 . . . .  Certification by the Chief Executive Officer
                      Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

EXHIBIT 31.2 . . . .  Certification by the Chief Financial Officer
                      Pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002

EXHIBIT 32 . . . . .  Certification by the Chief Executive Officer
                      and Chief Financial Officer Pursuant to 18
                      U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.