Form 10-Q
period 2004-03-28
CHECKPOINT SYSTEMS INC
filed 2004-05-13
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 28, 2004
              -------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2004, there were 37,571,514 shares of the Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         4

             Consolidated Statements of Operations               5

             Consolidated Statement of Shareholders' Equity      6

             Consolidated Statements of Comprehensive Income     6

             Consolidated Statements of Cash Flows               7

             Notes to Consolidated Financial Statements          8-19

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      20-25

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                  25

     Item 4. Controls and Procedures                            25



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  26-28

     Item 6. Exhibits and Reports on Form 8-K                   29

     SIGNATURES                                                 30

                       CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                  March 28,      Dec. 28,
                                                    2004           2003
                                                  --------       --------
                                                                (Restated
                                                                 see Note 14)
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 88,170        $110,376
  Accounts receivable, net of allowances
   of $12,744 and $12,003                          136,706         137,494
  Inventories                                       86,080          80,986
  Other current assets                              32,429          32,170
  Deferred income taxes                             12,894          13,076
                                                  --------        --------
  Total current assets                             356,279         374,102
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,250           4,002
PROPERTY, PLANT, AND EQUIPMENT, net                 98,053         100,393
GOODWILL                                           209,075         212,206
OTHER INTANGIBLES, net                              51,371          53,446
OTHER ASSETS                                        26,342          29,173
                                                  --------        --------
TOTAL ASSETS                                      $745,370        $773,322
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 81,355        $ 79,437
  Accounts payable                                  44,880          62,833
  Accrued compensation and related taxes            32,695          36,911
  Other accrued expenses                            30,877          31,653
  Income taxes                                      27,695          28,120
  Unearned revenues                                 28,237          27,813
  Restructuring reserve                              9,420          10,173
  Other current liabilities                         16,765          20,272
                                                  --------        --------
  Total current liabilities                        271,924         297,212
LONG-TERM DEBT, LESS CURRENT MATURITIES             39,404          42,601
CONVERTIBLE SUBORDINATED DEBENTURES                 23,329          23,753
ACCRUED PENSIONS                                    64,200          65,871
OTHER LONG-TERM LIABILITIES                         18,183          19,588
MINORITY INTEREST                                    1,024           1,007
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   39,604,840 and 39,479,407                         3,960           3,948
  Additional capital                               284,288         282,529
  Retained earnings                                 98,851          93,422
  Common stock in treasury, at cost,
   4,612,291 shares and 4,640,631 shares           (46,716)        (47,003)
  Accumulated other comprehensive loss             (13,077)         (9,606)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         327,306         323,290
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $745,370        $773,322
                                                  ========        ========
       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,      March 30,
                                         2004           2003
                                       --------       --------
                                                      (Restated
                                                      see Note 14)
                                  (Thousands, except per share data)


Net revenues                           $180,646       $156,417
Cost of revenues                        109,439         93,268
                                       --------       --------
Gross profit                             71,207         63,149
Selling, general, and
 administrative expenses                 61,877         54,897
                                       --------       --------
Operating income                          9,330          8,252

Interest income                             453            339
Interest expense                          2,180          3,043
Other gain, net                              56            748
                                       --------       --------
Earnings before income taxes
 and minority interest                    7,659          6,296

Income taxes                              2,221          2,149
Minority interest                             9             17
                                       --------       --------
Net earnings                           $  5,429       $  4,130
                                       ========       ========

Net earnings per share:
 Basic                                 $    .16       $    .13
                                       ========       ========
 Diluted                               $    .15       $    .13
                                       ========       ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                          Three Months (13 weeks) Ended March 28, 2004
                      ----------------------------------------------------
                                                 Accumu-
                                                 lated
                                                 Other
                              Addit-             Compre-
                      Common  ional    Retained  hensive  Treasury
                      Stock   Capital  Earnings  Loss     Stock      Total
                      ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 28, 2003:
(Common shares:
 issued 39,479,407
 reacquired 4,640,631)
  As previously
   reported           $3,948  $282,529 $ 97,693 $ (9,606) $(47,003) $327,561
  Effect of
   Restatement
      (See Note 14)                      (4,271)                      (4,271)
                      ------  -------- -------- --------  --------  --------
  As restated         $3,948  $282,529 $ 93,422 $ (9,606) $(47,003) $323,290
Net earnings                              5,429                        5,429
Exercise of stock
 options                  12     1,759                                 1,771
 (125,433 shares)
Net gain on interest
 rate swap                                             4                   4
Treasury stock issued                                         287        287
Foreign currency
 translation adjustment                           (3,475)             (3,475)
                      ------  -------- -------- --------  --------  --------
Balance,
March 28, 2004        $3,960  $284,288 $ 98,851 $(13,077) $(46,716) $327,306
                      ======  ======== ======== ========  ========  ========
(Common shares:
 issued 39,604,840
 reacquired 4,612,291)

       See accompanying notes to consolidated financial statements.


















                           CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,       March 30,
                                         2004            2003
                                       --------        --------
                                                       (Restated
                                                      See Note 14)
                                             (Thousands)

Net earnings                           $  5,429        $  4,130
Net gain/(loss) on interest
 rate swap, net of tax                        4             (45)
Foreign currency
 translation adjustment                  (3,475)          4,789
                                       --------        --------
Comprehensive income                   $  1,958        $  8,874
                                       ========        ========

       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                               Three Months (13 weeks) Ended
                                               -----------------------------
                                                  March 28,     March 30,
                                                    2004          2003
                                                  --------      --------
                                                                (Restated
                                                                see Note 14)
                                                       (Thousands)
Cash flows from operating activities:
Net earnings                                      $  5,429       $ 4,130
Adjustments to reconcile net earnings
 to net cash (used)/provided by operating activities:
   Depreciation and amortization                     6,395         7,182
   (Gain)/loss on disposal of fixed assets            (112)         (618)
(Increase)/decrease in current assets, net
 of the effects of acquired companies:
   Accounts receivable                               1,069         4,882
   Inventories                                      (6,624)       (3,302)
   Other current assets                               (399)       (1,898)
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                (17,353)       (5,819)
   Income taxes                                       (120)          366
   Unearned revenues                                   792        (1,429)
   Restructuring reserve                              (696)         (847)
   Other current and accrued liabilities            (7,686)           61
                                                  --------      --------
Net cash (used)/provided by operating activities  $(19,305)     $  2,708
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (2,987)       (5,834)
Acquisitions, net of cash acquired                    (155)            -
Other investing activities                             270           417
                                                  --------      --------
Net cash used in investing activities             $ (2,872)     $ (5,417)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                        1,331           339
Net change in short-term debt                        2,077         2,335
Payment of long-term debt                           (1,930)      (19,878)
                                                  --------      --------
Net cash provided/(used)in financing activities   $  1,478      $(17,204)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                       (1,507)        1,077
                                                  --------      --------
Net (decrease)in cash and cash
 equivalents                                      $(22,206)     $(18,836)
Cash and cash equivalents:
Beginning of period                                110,376        54,670
                                                  --------      --------
End of period                                     $ 88,170      $ 35,834
                                                  ========      ========

       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for the most recent disclosure of the Company's accounting policies.

On February 3, 2004, the Company made a $2.5 million minority investment in Goliath Solutions, a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain drug, mass merchandise, and convenience store channels of trade, which is considered a variable interest entity (VIE). Management has determined that the Company is the primary beneficiary and has therefore consolidated Goliath Solutions' assets, liabilities, and results of operations in the Company's consolidated financial statements. As of March 28, 2004, the Company's investment in Goliath Solutions was approximately $2.5 million, representing the Company's maximum exposure to loss.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at March 28, 2004 and December 28, 2003 and its results of operations and changes in cash flows for the thirteen week periods ended
March 28, 2004 and March 30,
2003.

Certain reclassifications have been made to the 2003 financial statements and related footnotes to conform to the 2004 presentation.

2.  INVENTORIES
                                   March 28,           December 28,
                                     2004                  2003
                                   ---------           -----------
                                            (Thousands)
           Raw materials           $ 10,498             $  8,285
           Work in process            4,993                3,547
           Finished goods            70,589               69,154
                                   --------             --------
                                   $ 86,080             $ 80,986
                                   ========             ========

Inventories are stated at the lower of cost (first-in, first-out method) or market.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $51.4 million and $53.4 million as of March 28, 2004 and December 28, 2003, respectively. The following table reflects the components of intangible assets as of March 28, 2004 and December 28, 2003:

                                  March 28, 2004          December 28, 2003
                              ----------------------  ----------------------
                Amortizable                Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                               (Thousands)
Customer lists       20        $30,236     $14,450     $31,020     $14,584
Trade name           30         27,645       4,326      28,226       3,763
Patents, license
 agreements        5 to 14      36,684      25,102      37,362      25,439
Other              3 to 6          947         263         952         328
                               -------     -------     -------     -------
                               $95,512     $44,141     $97,560     $44,114
                               =======     =======     =======     =======

Estimated amortization expense for 2004 and each of the five succeeding years is:
                                             (Thousands)
                                2004            $4,032
                                2005            $3,926
                                2006            $3,691
                                2007            $3,638
                                2008            $3,635
                                2009            $3,628

The changes in the carrying amount of goodwill for the three months ended March 28, 2004, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)
Balance as of
 beginning of
 fiscal year 2004
 (December 29, 2003)   $106,095       $38,433       $67,678       $212,206
Goodwill acquired
 during year                593             -             -            593
Exchange rate changes    (2,009)         (235)       (1,480)        (3,724)
                       --------       -------       -------       --------
Balance as of
 March 28, 2004        $104,679       $38,198       $66,198       $209,075
                       ========       =======       =======       ========

Pursuant to SFAS 142, the Company will perform an annual assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

4.  LONG-TERM DEBT

Long-term debt at March 28, 2004 and December 28, 2003 consisted of the following:
                                               March 28,        December 28,
                                                 2004               2003
                                             ------------        -----------
                                                      (Thousands)
   EUR 244 million variable interest
    rate term loan maturing in 2006           $ 43,041           $ 45,863
   $100 million multi-currency variable
    interest rate revolving credit
    facility maturing in 2006                    2,832              2,791
   EUR 9.5 million capital lease
    maturing in 2021                            10,391             10,733
   EUR 2.7 million capital lease
    maturing in 2007                             1,557              1,693
   Other capital leases with maturities
    through 2006                                    15                 27
                                              --------           --------
   Total                                        57,836             61,107
   Less current portion                         18,432             18,506
                                              --------           --------
   Total long-term portion (excluding
    convertible subordinated debentures)        39,404             42,601
   Convertible subordinated debentures          83,232             83,753
   Less called portion of convertible
    subordinated debentures                     59,903             60,000
                                              --------           --------
   Total long-term portion                    $ 62,733           $ 66,354
                                              ========           ========

At March 28, 2004, EUR 35.5 million (approximately $43.0 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.2 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

On February 18, 2004, the Company called $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The debentures were convertible into common stock at a conversion price of $18.375 per share.
Of the called debentures, $47.2 million were converted into 2.570 million shares of the Company's common stock and $12.8 million were redeemed for cash. Prior to March 28, 2004, $0.1 million of the $47.2 million were converted into shares.

In addition to the $60.0 million convertible subordinated debentures redeemed in April 2004, certain bondholders elected to convert their bonds into shares of the Company's common stock during the first quarter 2004. The principal amount of additional bonds converted into common stock was $0.4 million, which reduced the outstanding balance of the convertible debentures at March 28, 2004, to $83.2 million.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

5.  INCOME TAXES

Income taxes are provided for on an interim basis at an estimated effective annual tax rate. The Company's net earnings generated by the operations of its Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter. Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

6.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,      March 30,
                                          2004           2003
                                       --------       --------
                                                      (Restated
                                                      see Note 14)
                                (Thousands, except per share amounts)
Basic earning per share:

Net earnings                           $  5,429       $  4,130
                                       ========       ========
Weighted average common
 stock outstanding                       34,967         32,723
                                       ========       ========
Basic earnings per share               $    .16       $    .13
                                       ========       ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Diluted earnings per share:

Net earnings                           $  5,429       $  4,130

Interest on subordinated
 debentures, net of tax                     664              -(2)
                                       --------       --------
Net earnings available for
 dilutive securities                   $  6,093       $  4,130
                                       ========       ========
Weighted average common
 stock outstanding                       34,967         32,723

Additional common shares
 resulting from stock
 options (1)                              1,064             91

Additional common shares
 resulting from subordinated
 debentures                               4,538             -(2)
                                       --------       --------

Weighted average common
 stock and dilutive stock
 outstanding                             40,569         32,814
                                       ========       ========

Diluted earnings                       $    .15       $    .13
                                       ========       ========

 (1) Excludes approximately 440, and 2,519 anti-dilutive outstanding stock options for the first quarters of 2004 and 2003, respectively.
  (2) The conversion of the subordinated debentures is not included as it is anti-dilutive.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen week periods ended March 28, 2004 and March 30, 2003 were as follows:


                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,       March 30,
                                         2004            2003
                                       --------        --------
                                             (Thousands)

Interest                               $  1,070        $  1,474
Income tax payments, net               $    250        $ (1,046)

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

 8.  PROVISION FOR RESTRUCTURING

                                  Accrual         Cash        Accrual
                                    at           Payments        at
                                 Beginning    (and Exchange   March 28,
                                  of 2004      Rate Changes)    2004
                                 ---------     ------------   --------
                                               (Thousands)
Severance and
 other employee
 related charges                  $ 8,878        $  (679)      $ 8,199
Lease termination
 costs                              1,295            (74)        1,221
                                  -------        -------       -------
                                  $10,173        $  (753)      $ 9,420
                                  =======        =======       =======

At the end of the first quarter 2004, 22 of the 512 planned employee terminations, related to the 2003 restructuring, had occurred. The Company expects the terminations and restructuring actions to be completed by the end of 2005. Termination benefits are being paid out over a period of 1 to 24 months after termination.

9.  PENSION BENEFITS

The components of net periodic benefit cost for the thirteen week periods ended March 28, 2004 and March 30, 2003 were as follows:


                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,       March 30,
                                         2004            2003
                                       --------        --------
                                             (Thousands)

Service cost                           $    352        $    302
Interest cost                               933             793
Expected return on plan assets                1               1
Amortization of prior service cost            1               -
Amortization of net (gain)/loss              29              25
                                       ========        ========
Net benefit cost                       $  1,314        $  1,119
                                       ========        ========

The Company expects the cash requirements for funding the pension benefits to be approximately $3.6 million during fiscal 2004, including $0.9 million which was funded during the quarter ended March 28, 2004.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

10.  CONTINGENT LIABILITIES

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

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. Although management believes it is not likely, it is possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any



                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

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



                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

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

The following table set forth the movement in the warranty reserve:

                                                 Quarter (13 weeks) Ended
                                                  ------------------------
                                                 March 28,       March 30,
                                                   2004            2003
                                                 --------        --------
                                                        (Thousands)

Balance at the beginning of the period           $4,591            $4,002
Accruals for warranties issued                   $  306            $  216
Settlement made                                    (204)             (180)
Foreign currency translation adjustment             (57)               73
                                                 ------            ------
Balance at the end of period                     $4,636            $4,111
                                                 ======            ======

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (Unaudited)

11.  BUSINESS SEGMENTS


                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,      March 30,
                                          2004           2003
                                       --------       --------

                                             (Thousands)
Business segment net revenues:
   Security                            $112,529       $ 92,764
   Labeling Services                     41,040         38,623
   Retail Merchandising                  27,077         25,030
                                       --------       --------
Total                                  $180,646       $156,417
                                       ========       ========
Business segment gross profit:
   Security                            $ 48,017       $ 39,515
   Labeling Services                     10,657         11,322
   Retail Merchandising                  12,533         12,312
                                       --------       --------
Total gross profit                     $ 71,207       $ 63,149
Operating expenses                       61,877         54,897
Interest expense, net                     1,727          2,704
Other gain, net                              56            748
                                       --------       --------
Earnings before income taxes
 and minority interest                 $  7,659       $  6,296
                                       ========       ========

12.  STOCK OPTIONS

At March 28, 2004, the Company has one stock-based employee compensation plan. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:


                                       Quarter (13 weeks) Ended
                                       ------------------------
                                       March 28,      March 30,
                                          2004           2003
                                       --------       --------
                                                      (Restated
                                                      see Note 14)
                                             (Thousands)

     Net earnings, as reported          $ 5,429       $  4,130
     Total stock-based
      employee compensation
      expense determined
      under fair value
      based method,
      net of tax                           (468)          (822)
                                       --------       --------
     Pro-forma net earnings            $  4,961       $  3,308
                                       ========       ========

     Net earnings per share:
      Basic, as reported               $    .16       $    .13
                                       ========       ========
      Basic, pro-forma                 $    .14       $    .10
                                       ========       ========
      Diluted, as reported             $    .15       $    .13
                                       ========       ========
      Diluted, pro-forma               $    .14       $    .10
                                       ========       ========


The following assumptions were used in estimating fair value of stock options:

                                       Quarter (13 Weeks) Ended
                                       ------------------------
                                       March 28,      March 30,
                                         2004           2003
                                       --------       --------
Dividend yields                          None           None
Expected volatility                      .3048           .4693
Risk-free interest rates                2.79%           1.99%
Expected life (in years)                3.22            2.81

13.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

No new accounting pronouncements and other standards material to the Company were issued in the first quarter of 2004.

14.  RESTATEMENT

On May 12, 2004 the Company issued a press release that it had discovered errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003 and as a result will be restating its financial statements for those periods. The effect of the adjustments was to increase income tax expense, and decrease net earnings by $3.6 million in fiscal year 2002 and $0.7 million in fiscal year 2003. The Company has also restated its consolidated balance sheet at December 28, 2003 and its consolidated statement of operations for the period ended March 30, 2003 that are included in this quarterly report on Form 10-Q.

In 1996, Congress revised the Section 936 credit for U.S. manufacturers doing business in Puerto Rico. The tax credits expire for fiscal years beginning after December 31, 2005. The U.S. Internal Revenue Code provides limitations on the use of the tax credits during a phase-out period for years 2002-2005. The Company made an error in computing the limitation during the phase-out period.

The effects of the adjustments are summarized as follows:

                                       Previously        As
                                        reported      restated
                                       ----------     --------
Consolidated Balance Sheet
 at Dec. 28, 2003
Income taxes accrued                    $ 23,849      $ 28,120
Retained earnings                       $ 97,693      $ 93,422

Consolidated Statement of Operations
 for the Quarter ended March 30, 2003
Income taxes                            $  2,078      $  2,149
Net earnings                            $  4,201      $  4,130

The restatement did not have an effect on earnings per share or cash flows for the period ended March 30, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results:

(1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion;
(5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the development of new competitive technologies; (8) the Company's ability to maintain its intellectual property;
(9) competitive pricing pressures causing profit erosion; (10) the availability and pricing of component parts and raw materials; (11) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (12) changes in regulations or standards applicable to the Company's products; (13) unanticipated liabilities or expenses; (14) adverse determinations in the ID Security Systems Canada Inc. litigation and any other pending litigation affecting the Company; and (15) the impact of adverse determinations in the ID Security Systems Canada Inc. litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, and the Company's other Securities and Exchange Commission filings.

Critical Accounting Policies and Estimates
------------------------------------------

For a discussion of the Company's critical accounting policies and estimates, see Item 7 "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in the Company's Annual Report on Form 10-K filed for the year ended December 28, 2003.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


First Quarter 2004 Compared to First Quarter 2003
---------------------------------------------------

As discussed in Note 14 of the Financial Statements, the Company has restated its Financial Statements for the first quarter of 2003.
     Net Revenues

Revenues for the first quarter 2004 compared to the first quarter 2003 increased by $24.2 million or 15.5% from $156.4 million to $180.6 million. Foreign currency translation had a positive impact on revenues of approximately
$15.5 million or 9.9% in the first quarter of 2004 as compared to the first quarter of 2003.

Security revenues increased by $19.8 million or 21.3% in the first quarter of 2004 as compared to the first quarter of 2003. Foreign currency translation had a positive impact of approximately $8.8 million. The remaining increase was primarily due to growth in the closed-circuit television (CCTV) market in the USA and the UK and in the electronic article surveillance (EAS) market in Asia Pacific, partially offset by a decline in European EAS sales. The growth in the US CCTV revenues can be primarily attributed to enhanced products and applications, as well as a focus on customer service. Labeling services revenues increased by $2.4 million or 6.3% due to the positive impact of foreign currency translation of approximately $3.3 million. The remaining decrease was primarily due to lower barcode labeling systems (BCS) revenues in Europe ($1.7 million) caused by weak retail trading and price competition and a decrease in radio frequency identification (RFID) library system revenues in the USA
($1.9 million) resulting from the timing of several large orders that were recognized in the first quarter of 2003. This was largely offset by increases in BCS revenues in the USA ($1.5 million) and Check-Net revenues in Europe
($0.9 million) and Asia Pacific ($0.4 million). Retail merchandising revenues increased by $2.0 million or 8.2%. The positive impact of foreign currency translation of approximately $3.3 million was partially offset by decreases in hand-held labeling systems (HLS) in Europe and the USA. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS.

     Gross Profit

Gross profit for the first quarter 2004 was $71.2 million, or 39.4% of revenues, compared to $63.1 million, or 40.4% of revenues, for the first quarter 2003.
The benefit of foreign currency translation on gross profit was approximately $6.4 million in the first quarter of 2004 as compared to the first quarter of 2003.

Security gross profit, as a percentage of sales, increased slightly from 42.6% in the first quarter of 2003 to 42.7% in the first quarter of 2004. Improvements in manufacturing efficiencies and the benefits of a weaker US dollar on products sourced in US dollars but sold in a different currency were largely offset by increases in EAS technology spending and in field service costs due to large roll-outs. The increase in CCTV products as a percentage of security revenue also impacted the security gross profit percentage negatively. Gross profit, as a percentage of net revenues, for labeling services declined to 26.0% in the first quarter of 2004 from 29.3% in the first quarter of 2003. Increased technology spending on RFID library products and competitive pricing pressures primarily caused the decline. The retail merchandising gross profit, as a percentage of net revenues, declined from 49.2% in the first quarter of 2003 to 46.3% in the first quarter 2004. The decrease resulted from an increase in technology spending to support the development of in-store merchandising solutions for US retailers.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Field service and installation costs for the first quarter of 2004 and 2003 were 9.6% and 9.0% of net revenues, respectively. The increase, as a percentage of net revenues, resulted from an increase in CCTV installations relative to tota net revenues.

     Selling, General, and Administrative Expenses

SG&A expenses increased $7.0 million over the first quarter of 2003. Foreign currency translation increased SG&A expenses by approximately $5.3 million. As a percentage of net revenues, SG&A expenses decreased from 35.1% to 34.3%.

     Interest Expense and Interest Income

Interest expense for the first quarter of 2004 decreased $0.9 million from the comparable quarter in 2003 due to debt repayment. Interest income for the first quarter of 2004 increased by $0.1 million from the comparable quarter in 2003 (from $0.3 million to $0.4 million) as a result of higher cash balances in the first quarter of 2004.

     Other Gain, net

Other gain, net resulted from net foreign currency transaction gains of $0.1 million and $0.7 million for the first quarters of 2004 and 2003, respectively.

     Income Taxes

The effective tax rate for the first quarter of 2004 was 29.0%. The effective tax rate for the first quarter of 2003 was 34.1%. The 2003 provision included a change in valuation allowance and an adjustment related to the filing of the 2002 US income tax return. These adjustments are not included in the 2004 estimated effective income tax rate and are the primary differences between the 2003 and 2004 effective income tax rate.

     Net Earnings

The Company's first quarter 2004 net earnings were $5.4 million, or $0.15
per diluted share, compared to $4.1   million, or $0.13 per diluted share, in
the first quarter 2003. The weighted average number of shares used in the diluted earnings per share computation were 40.6 million and 32.8 million for the first quarters of 2004 and 2003, respectively. The conversion of the subordinated debentures was not included in the first quarter of 2003 as it was anti-dilutive.

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

The Company's operating activities utilized approximately $19.3 million during the first three months of 2004 compared to $2.7 million generated in the same period in 2003. This change from the prior year was primarily attributable to a reduction in current liabilities of $25.1 million.

At March 28, 2004, EUR 35.5 million (approximately $43.0 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.2 million, primarily related to the surety bond posted in connection with ID Security Systems Canada Inc. litigation.

On February 18, 2004, the Company called $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The debentures were convertible into common stock at a conversion price of $18.375 per share. Of the called debentures, $47.2 million were converted into 2.570 million shares of the Company's common stock and $12.8 million were redeemed for cash. Prior to March 28, 2004, $0.1 million of the $47.2 million were converted into shares.

In addition to the $60.0 million convertible subordinated debentures redeemed in April 2004, certain bondholders elected to convert their bonds into shares of the Company's common stock during the first quarter 2004. The principal amount of additional bonds converted into common stock was $0.4 million, which reduced the outstanding balance of the convertible debentures at March 28, 2004, to $83.2 million.

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



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


trebling, in the amount of $79.2 million plus attorneys' fees and costs to be determined by the Court.

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. The Company subsequently filed an additional motion to further reduce the $13 million by $2.1 million based on a prior agreement between the parties and a previous Order by the Court. The Court granted the Company's motion, and on May 20, 2003 further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company. The Company promptly posted the requisite bond and execution on the judgment in the amount of $10.9 million is now stayed. Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. (See Note 10 of the Consolidated Financial Statements.)

Although management expects to be successful upon appeal, should the appeal be unsuccessful, management anticipates that the final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment. The recording of a liability or a final judgment could cause the Company to be in default of certain bank covenants. In this event, management would pursue various alternatives, which may include, among other things, debt covenant waivers, debt covenant amendments, or refinancing of debt. While management believes it would be successful in pursuing these alternatives, there can be no assurance of success.

Capital Expenditures

The Company's capital expenditures during the first quarter of fiscal 2004 totaled $3.0 million compared to $5.8 million during the first quarter of fiscal 2003. The decrease in 2004 principally resulted from lower manufacturing-related investments. The Company anticipates capital expenditures to primarily upgrade technology and improve its production capabilities to approximate $14 million in 2004.

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






         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


The Company selectively purchases currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts lock in a predetermined exchange rate at the time the contract is purchased. This allows the Company to shift the risk, whether positive or negative, of currency fluctuations from the date of the contract to a third party.

As of March 28, 2004, the Company had currency forward exchange contracts totaling approximately $25.3 million. The contracts are in the various local currencies covering primarily the Company's Western European, Canadian, and Australian operations. Historically, the Company has not purchased currency forward exchange contracts where it is not economically efficient, specifically for its operations in South America and Asia.

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

OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

No new accounting pronouncements and other standards material to the Company were issued in the first quarter of 2004.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in Item 7a "Quantitative And Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K filed for the year ending December 28, 2003.


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

Both ID Security Systems Canada Inc. and the Company have filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. Based on input from outside legal counsel, management is of the opinion that the Judge's Order is consistent with the law as it relates to the antitrust issues, and is not consistent with the law as it relates to the tortious interference and unfair competition aspects of the case. Accordingly, no liability has been recorded for this litigation, as management believes that, at this time, it is not probable the remaining judgment will be upheld and that the reasonably possible range of the contingent liability is between zero and $80 million. Although management believes it is not likely, it is possible that the Court of Appeals could reverse the decision of the lower Court as it relates to the antitrust claims and reinstate the original judgment of $79.2 million plus attorneys' fees and costs. If the final outcome of this litigation, after all appeals have been exhausted, results in certain of the plaintiff's claims being upheld, the potential damages could be material to the Company's consolidated results of operations and/or financial condition and could cause the Company to be in default of certain bank covenants. Although management expects to be successful in the appeal process, should the appeal be unsuccessful, management anticipates that any final judgment would be paid in the second half of 2004 and is of the opinion that the Company will have sufficient financial resources in the form of cash and borrowing capacity, due to the cash flow generated during the intervening period, to satisfy any judgment.

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

All Tag Security S.A., et al.

On April 22, 2004 the United States District Court For The Eastern District Of Pennsylvania issued an opinion granting All-Tag Security S.A. and All-Tag Security Americas, Inc.' (jointly "All-Tag") and Sensormatic Electronics Corporation's motion for summary judgment, which was filed on February 15, 2002, and ordered the case closed. Checkpoint originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag S.A. and sold by Sensormatic infringed on a patent owned by Checkpoint (US Patent No. 4,876,555). The Court determined that the US patent is invalid because the original application failed to identify a co-inventor. The original US application was filed in March 1988 and was scheduled to expire on March 15, 2008. Checkpoint acquired the patent in 1995 when it acquired Actron AG. Checkpoint is currently reviewing its options to appeal the decision.

Other

The Company is a plaintiff in other patent infringement suits around the world against various defendants in an effort to enforce certain of the Company's intellectual property rights. In each of these proceedings, the defendants have challenged the validity of the Company's patents. In the event the relevant patents were to be modified or invalidated, such action would diminish or eliminate the value to the Company of the relevant patent.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Employment Agreement with W. Craig Burns

10.2      Employment Agreement with John E. Davies, Jr.

10.3      First Amendment to Employment Agreement with John E. Davies, Jr.

10.4      Employment Agreement with Per Levin

10.5      Amended Employment Agreement with Per Levin

10.6      Employment Agreement with Arthur W. Todd

10.7      Employment Agreement with John R. Van Zile

31.1     Rule 13a-14(a)/15d-14(a) Certification of George W. Off,
         Chairman of the Board, President and Chief Executive Officer.

31.2 Rule 13a-a4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

32.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        On April 14, 2004, the Company issued a press release announcing that the holders of $47.2 million of the $60.0 million of aggregate principal amount of its existing 5-1/4% Convertible Subordinated Debentures due 2005 ("the Notes")called for redemption on April 13, 2004, elected to convert their Notes into 2,569,797 shares of the Company's common stock at a conversion price of $18.375 per share. The shares of Company common stock issuable as a result of the conversion will be freely-tradeable, unrestricted shares.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/W. Craig Burns                                      May 12, 2004
----------------------------
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/Arthur W. Todd                                      May 12, 2004
----------------------------
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer