Form 10-Q/A
period 2004-03-28
CHECKPOINT SYSTEMS INC
filed 2004-05-13
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                              FORM 10-Q/A


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



This Amendment No. 1 to the Quarterly Report on Form 10-Q of Checkpoint Systems, Inc. for the quarterly period ended March 28, 2004, is being filed solely to include exhibits that were inadvertently omitted from the original filing. There are no other changes to the originally filed Form 10-Q. All information in this Amendment No. 1 is as of March 28, 2004, and does not reflect any subsequent information or events other than the change referred to above.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q/A
                                 INDEX

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

10.7      Employment Agreement with John R. Van Zile

31.1     Rule 13a-14(a)/15d-14(a) Certification of George W. Off,
         Chairman of the Board, President and Chief Executive Officer.

31.2 Rule 13a-a4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

32.1 Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    The Registrant filed the following reports during the quarter ended March 28, 2004:

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