Form 10-K/A
period 2003-12-28
CHECKPOINT SYSTEMS INC
filed 2004-05-21
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-K/A
                         AMENDMENT NO.1 TO FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Checkpoint Systems, Inc. for the fiscal year ended December 28, 2003 (Form 10-K/A), is being filed to restate the Company's financial results for the fiscal years 2002 and 2003 following the Company's discovery of errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. The effect of the adjustments was to increase income tax expense and decrease net earnings by $3.6 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

In 1996, Congress revised the Section 936 credit for U.S. manufacturers doing business in Puerto Rico. The tax credits expire for fiscal years beginning after December 31, 2005. The U.S. Internal Revenue Code provides limitations on the use of the tax credits during a phase-out period for years 2002-2005. The Company made an error in computing the limitation during the phase-out period.

The Items on this Form 10-K/A which are amended are as follows: "Item 6. Selected Financial Data"; "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; "Item 8. Financial Statements and Supplementary Data" (including the Report of the Independent Auditors); and "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2003 in the form filed on March 12, 2004. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the change described above.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, held in Barcelona, Spain on April 29, 2004, filed with the SEC on March 29, 2004, are incorporated by reference into Part III hereof.



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

Item 6. SELECTED FINANCIAL DATA

                   2003(1)      2002(1)      2001        2000(8)     1999
                  ------       ------       ------      ------      ------
               (As restated) (As restated)

                             (Thousands, except per share data)
FOR THE YEAR ENDED:

Net revenues     $723,262     $639,486    $658,535    $690,811     $373,062(11)
Earnings before
 income taxes    $ 44,416(2)  $ 37,681(4) $ 13,716(6) $  5,447(9)  $  9,355(12)
Income taxes     $ 15,160     $ 15,562    $  6,857    $  3,115     $  2,655
Earnings before
 cumulative effect
 of change in
 accounting
 principle       $ 29,153(3)  $ 22,037    $  6,635(7) $  2,254     $  6,666(13)
Net earnings/
 (loss)          $ 29,153     $(50,824)(5)$  6,635    $ (2,766)(10)$  6,666

Earnings per
 share before
 cumulative effect
 of change in
 accounting
 principle
  Basic          $    .88     $    .68    $    .21     $    .07    $    .22
  Diluted        $    .82     $    .66    $    .21     $    .07    $    .22
Net earnings/
 (loss)
 per share
  Basic          $    .88     $  (1.57)   $    .21     $   (.09)   $    .22
  Diluted        $    .82     $  (1.19)   $    .21     $   (.09)   $    .22
Depreciation and
 amortization    $ 31,320     $ 30,993    $ 43,936     $ 47,883    $ 28,028


 (1) As discussed in Note 23 to the Consolidated Financial Statements, the Company has restated its Financial Statements for 2003 and 2002.
 (2) Excludes goodwill amortization. Includes a $7.5 million pre-tax restructuring charge, a $1.5 million pre-tax asset impairment, and a $0.3 million pre-tax restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.
 (3) Includes a $5.0 million restructuring charge (net of tax), a $1.0 million asset impairment (net of tax), and a $0.2 million restructuring charge reversal (net of tax) related to fourth quarter 2001 and 2002 restructuring programs.
 (4) Excludes goodwill amortization. Includes a $2.3 million pre-tax restructuring charge, a $0.5 million pre-tax asset impairment, and a $2.6 million pre-tax restructuring charge reversal, as a result of a change in estimates, related to the fourth quarter 2001 restructuring program.
 (5) Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) "Goodwill and Other Intangible Assets," a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a $1.7 million restructuring charge reversal (net of tax), as a result of changes in estimates.
 (6) Includes a $11.1 million pre-tax restructuring charge, a $7.5 million pre-tax asset impairment, and a $0.2 million pre-tax restructuring charge reversal.
 (7) Includes a $8.2 million restructuring charge (net of tax), a $5.3 million asset impairment (net of tax), and a restructuring charge reversal of $0.1 million (net of tax).
 (8) Includes the impact of the acquisition of Meto AG in December 1999.
 (9) Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-tax integration charge, a $7.2 million pre-tax asset impairment, a $3.7 million pre-tax inventory write-off, and a $5.1 million pre-tax customer-based receivables write-off.
(10) Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."
(11) Amounts have been reclassified to conform with Emerging Issues Task Force
     (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs."
(12) Includes a $10.9 million pre-tax restructuring charge and a $0.9 million pre-tax integration charge. In accordance with Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)," the $0.9 million pre-tax extraordinary loss has been reclassified to operating income.
(13) Includes a restructuring charge of $7.7 million (net of tax).

                           ------------------------------------
                      2003(1)      2002(1)      2001        2000         1999
                     ------       ------       ------      ------       ------
                 (As restated) (As restated)
                                             (Thousands)
AT YEAR END:
Working capital     $ 76,890     $108,535     $129,963    $157,089    $ 175,430
Total debt          $145,791     $209,325     $293,511    $385,081    $ 441,162
 Shareholders'
 equity             $323,290     $221,704     $240,263    $237,679    $ 255,795
Total assets        $773,322     $679,770     $752,653    $867,990    $ 944,873

FOR THE YEAR ENDED:
Capital
 expenditures       $ 12,714     $  7,449     $  9,572    $ 13,172    $   8,774
Cash provided by
 operating
 activities         $101,790     $110,041     $102,830    $  3,172    $  87,536
Cash used in
 investing
 activities         $(11,698)    $ (7,018)    $(20,886)   $(26,365)   $(250,891)
Cash (used in)/
 provided by
 financing
 activities         $(39,191)    $(95,506)    $(64,633)   $(33,899)   $ 216,924

RATIOS
Return on
 net sales(a)          4.03%       (7.95%)       1.01%       (.40%)       1.78%
Return on
 average
 equity(b)            10.70%      (22.00%)       2.78%      (1.12%)       2.57%
Return on
 average
 assets(c)             4.01%       (7.10%)        .82%       (.30%)        .92%
Current
 ratio(d)              1.26         1.57         1.71        1.73         1.74
Percent of total
 debt to
 capital(e)           31.08%       48.56%       54.99%      61.83%       63.30%

  (a) "Return on net sales" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by net sales.
  (b) "Return on average equity" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by average equity.
  (c) "Return on average assets" is calculated by dividing net earnings/(loss) after the cumulative effect of change in accounting principle by average assets.
  (d) "Current ratio" is calculated by dividing current assets by current liabilities.
  (e) "Percent of total debt to capital" is calculated by dividing total debt by total debt and equity.
  (1) As discussed in Note 23 to the Consolidated Financial Statements, the Company has restated its Financial Statements for 2003 and 2002.

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

Management's discussion and analysis of financial condition and results of operations reflects the restatement of the Company's financial statements for the fiscal years 2002 and 2003 following the Company's discovery of errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. See Note 23 to the Consolidated Financial Statements.

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

Income Taxes

The Company's effective tax rate for 2003 (as restated) was 34.1% compared to 41.3% for 2002 (as restated). The lower tax rate results primarily from lower foreign income tax rates.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico's income taxes.

Net Earnings/(Loss)

The Company's net earnings for 2003 (as restated) were $29.2 million, or $0.82 per diluted share, compared to a net loss of $50.8 million, or $1.19 per diluted share, in 2002 (as restated). Included in the net loss for 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from the Company's adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The earnings before cumulative effect of change in accounting principle for 2002 as restated were $22.0 million, or $0.66 per diluted share. The weighted average number of shares used in the diluted earnings per share computation were
39.9 million and 39.3 million for fiscal years 2003 and 2002, respectively.

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

Income Taxes

The Company's effective tax rate before the cumulative effect of change in accounting principle for fiscal 2002 (as restated) and 2001 was 41.3% and 50.0%, respectively. The lower tax rate in 2002 resulted primarily from no goodwill amortization being recorded due to the Company's adoption of SFAS 142.

The Company's net earnings generated by the operations of its Puerto Rico subsidiary are exempt from Federal income taxes in 2001 and partially exempt from Federal income taxes in 2002 under Section 936 of the Internal Revenue Code. The tax exemption expires January 1, 2006.

Cumulative Effect Of Change In Accounting Principle

In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e. the post-acquisition accounting). The most significant changes made bySFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to 40 years. Previously, the Company amortized goodwill over the estimated future periods to be benefited, ranging from 20 to 30 years. In 2002 and 2003, no amortization of goodwill was recorded.

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

Net Earnings/(Loss)

Net earnings/(loss) was $(50.8) million or $(1.19) per diluted share and $6.6 million or $.21 per diluted share for fiscal years 2002 (as restated) and 2001, respectively. The weighted average number of shares used in the diluted earnings per share computation were 39.3 million and 31.7 million for 2002 and 2001, respectively. The increase in the weighted average number of shares from 2001 to 2002 was primarily due to the assumed conversion of the subordinated debentures being dilutive for fiscal 2002 but anti-dilutive for fiscal 2001.


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


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect the Company's financial position and results of operations. The Company enters into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. The Company has used third party borrowings in foreign currencies to hedge a portion of its net investments in and cash flows derived from its foreign subsidiaries. As the Company reduces its third party foreign currency borrowings, the effect of foreign currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries increases. (See "Accounting for Foreign Currency Translation and Transactions" in the Summary of Significant Accounting Policies, Note 1 of the Consolidated Financial Statements; and "Financial Instruments and Risk Management", Note 13 of the Consolidated Financial Statements.) Sensitivity of the Company's financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, is described below. Market values are the present value of projected future cash flows based on the market rates and prices.

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

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements

Report of Independent Auditors.........................................44

Consolidated Balance Sheets as of December 28, 2003 and
   December 29, 2002................................................45-46

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 28, 2003....................47

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 28, 2003...........48-49

Consolidated Statements of Comprehensive Income/(Loss) for each of the years in the three-year period ended December 28, 2003..........49

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 28, 2003....................50-51

Notes to Consolidated Financial Statements..........................52-90

Financial Statement Schedules
   Schedule II - Valuation and Qualifying Accounts.....................99

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

As discussed in Note 4 to the consolidated financial statements, on December 31, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 23 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 28, 2003 and December 29, 2002 in order to correctly reflect income tax expense.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 3, 2004, except for Note 23, as to which the date is May 12, 2004

                        CHECKPOINT SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS

                                             December 28,     December 29,
                                                 2003             2002
                                             ------------     ------------
                                               (As restated, see Note 23)
                                                      (Thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $110,376          $ 54,670
  Accounts receivable, net of allowances
   of $12,003 and $12,736                       137,494           132,945
  Inventories                                    80,986            80,152
  Other current assets                           32,170            22,051
  Deferred income taxes                          13,076            10,326
                                               --------          --------
  Total current assets                          374,102           300,144

REVENUE EQUIPMENT ON OPERATING LEASE, net         4,002             4,895
PROPERTY, PLANT, AND EQUIPMENT, net             100,393           100,173
GOODWILL                                        212,206           185,758
OTHER INTANGIBLES, net                           53,446            51,611
DEFERRED INCOME TAXES                             4,525             6,194
OTHER ASSETS                                     24,648            30,995
                                               --------          --------
TOTAL ASSETS                                   $773,322          $679,770
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long term debt                   $ 79,437            20,512
  Accounts payable                               62,833            47,418
  Accrued compensation and related taxes         36,911            25,701
  Other accrued expenses                         31,653            27,969
  Income taxes                                   28,120            21,402
  Unearned revenues                              27,813            27,603
  Restructuring reserve                          10,173             5,600
  Other current liabilities                      20,272            15,404
                                               --------          --------
  Total current liabilities                     297,212           191,609

LONG-TERM DEBT, LESS CURRENT MATURITIES          42,601            68,813
CONVERTIBLE SUBORDINATED DEBENTURES              23,753           120,000
ACCRUED PENSIONS                                 65,871            54,006
OTHER LONG-TERM LIABILITIES                       9,610            10,608
DEFERRED INCOME TAXES                             9,978            12,189
MINORITY INTEREST                                 1,007               841
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common stock, par value $.10 per share,
   authorized 100,000,000 shares, issued
   39,479,407 and 39,039,506                      3,948             3,904
  Additional capital                            282,529           263,386
  Retained earnings                              93,422            64,269
  Common stock in treasury, at cost,
   4,640,631 shares and 6,356,190 shares        (47,003)          (64,379)
  Accumulated other comprehensive loss           (9,606)          (45,476)
                                               --------          --------
TOTAL SHAREHOLDERS' EQUITY                      323,290           221,704
                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $773,322          $679,770
                                               ========          ========

       See accompanying Notes to Consolidated Financial Statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                        2003          2002          2001
                                       ------        ------        ------
                                   (As restated, (As restated,
                                    see Note 23)  see Note 23)
                                       (Thousands, except per share data)

Net revenues                          $723,262      $639,486      $658,535
Cost of revenues                       427,269       376,887       402,251
                                      --------      --------      --------
Gross profit                           295,993       262,599       256,284

Selling, general, and administrative
  expenses                             237,976       212,965       215,709
Other operating expense/(income)         5,331          (399)        7,066
                                      --------      --------      --------
Operating income                        52,686        50,033        33,509

Interest income                          1,487         1,861         2,742
Interest expense                        11,076        15,141        21,841
Other gain/(loss), net                   1,319           928          (694)
                                      --------      --------      --------
Earnings before income taxes and
  minority interest                     44,416        37,681        13,716

Income taxes                            15,160        15,562         6,857

Minority interest                          103            82           224
                                      --------      --------      --------
Earnings before cumulative
  effect of change in
  accounting principle                  29,153        22,037         6,635

Cumulative effect of change in
  accounting principle                       -       (72,861)(1)         -
                                      --------      --------      --------
Net earnings/(loss)                   $ 29,153      $(50,824)     $  6,635
                                      ========      ========      ========
Earnings per share before
  cumulative effect of change in
  accounting principle:
  Basic                               $    .88      $    .68      $    .21
                                      ========      ========      ========
  Diluted                             $    .82      $    .66      $    .21
                                      ========      ========      ========
Net earnings/(loss) per share:
  Basic                               $    .88      $  (1.57)     $    .21
                                      ========      ========      ========
  Diluted                             $    .82      $  (1.19)     $    .21
                                      ========      ========      ========

       See accompanying Notes to Consolidated Financial Statements.

     (1) No tax effect as goodwill amortization is non-deductible for tax.

                          CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Accumu-
                                                   lated
                                                   Other
                               Addi-              Compre-
                      Common   tional   Retained  hensive   Treasury
                      Stock   Capital   Earnings    Loss     Stock     Total
                      ------  --------  --------  --------  --------  --------
                                          (Thousands)
Balance,
December 31, 2000     $3,664  $234,407  $108,458  $(44,440) $(64,410) $237,679
(Common shares:
 issued 36,642,740;
 reacquired 6,359,200)
Net earnings                               6,635                         6,635
Exercise of stock
 options
(1,541,121 shares)       154    17,935                                  18,089
Foreign currency
 translation
 adjustment                                        (22,140)            (22,140)
                      ------  --------  --------  --------  --------  --------
Balance,
December 30, 2001      3,818   252,342   115,093   (66,580)  (64,410)  240,263
(Common shares:
 issued 38,183,861;
 reacquired 6,359,200)
Net loss (As restated,
 see Note 23)                            (50,824)                      (50,824)
Exercise of stock
 options
 (855,645 shares)         86    11,044                                  11,130
Net loss on interest
 rate swap                                          (1,064)             (1,064)
Treasury stock issued                                             31        31
Foreign currency
 translation
 adjustment                                         22,168              22,168
                      ------  --------  --------  --------  --------  --------
Balance,
December 29, 2002      3,904   263,386    64,269   (45,476)  (64,379)  221,704
(As restated,
 see Note 23)
(Common shares:
 issued 39,039,506;
 reacquired 6,356,190)
Net earnings (As
 restated, see
 Note 23)                                 29,153                        29,153
Exercise of stock
 options
 (439,901 shares)         44    19,143                                  19,187
Net gain on interest
 rate swap                                             238                 238
Treasury stock issued                                         17,376    17,376

Foreign currency
 translation
 adjustment                                         35,632              35,632
                      ------  --------  --------  --------  --------  --------
Balance,
December 28, 2003     $3,948  $282,529  $ 93,422  $ (9,606) $(47,003) $323,290
(As restated,         ======  ========  ========  ========  ========  ========
 see Note 23)
(Common shares:
 issued 39,479,407;
 reacquired 4,640,631)

        See accompanying Notes to Consolidated Financial Statements.



                         CHECKPOINT SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                   2003          2002         2001
                                  ------        ------       ------
                              (As restated, (As restated,
                               see Note 23)  see Note 23)
                                              (Thousands)

Net earnings/(loss)              $ 29,153      $(50,824)    $  6,635
Net gain/(loss) on interest
  rate swap, net of tax               238        (1,064)           -

Foreign currency translation
  adjustment                       35,632        22,168      (22,140)
                                 --------      --------     --------
Comprehensive income/(loss)      $ 65,023      $(29,720)    $(15,505)
                                 ========      ========     ========

    See accompanying Notes to Consolidated Financial Statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               2003         2002         2001
                                              ------       ------       ------
                                          (As restated, (As restated,
                                           see Note 23)  see Note 23)
                                                        (Thousands)
Cash flows from operating activities:
Net earnings/(loss)                         $ 29,153     $(50,824)    $  6,635
Adjustments to reconcile net earnings/
 (loss) to net cash provided by operating
 activities:
   Cumulative effect of change in
    accounting principle, net of tax               -       72,861            -

   Depreciation and amortization              31,320       30,993       43,936
   Deferred taxes                             (3,907)         395      (1,016)
   Provision for losses on accounts
    receivable                                 3,121        3,394        3,490
   (Gain)/loss on disposal of fixed assets        (4)         692        2,956
   Impairment of long-lived assets             1,465          466        7,467
   Restructuring charges, net                  7,124         (312)      10,963
(Increase)/decrease in current assets,
 net of the effects of acquired companies:
   Accounts receivable                        12,655       32,864       17,185
   Inventories                                 7,271       17,546       22,369
   Other current assets                       (8,460)      (4,963)       7,985
Increase/(decrease) in current liabilities,
 net of the effects of acquired
 companies:
   Accounts payable                           11,054        1,607        1,155
   Income taxes                                5,164        7,055      (11,059)
   Unearned revenues                            (916)       2,874        1,402
   Restructuring reserve                      (3,136)      (8,500)     (13,793)
   Other current and accrued liabilities       9,886        3,893        3,155
                                            --------     --------     --------
Net cash provided by operating activities   $101,790     $110,041     $102,830
                                            --------     --------     --------
Cash flows from investing activities:
Acquisition of property, plant, and
 equipment                                  $(12,714)     $(7,449)    $ (9,572)
Acquisitions, net of cash acquired                 -         (681)     (13,486)
Other investing activities                     1,016        1,112        2,172
                                            --------      -------     --------
Net cash used in investing activities       $(11,698)     $(7,018)    $(20,886)
                                            --------      -------     --------
Cash flows from financing activities:
Proceeds from stock issuances               $  4,572      $ 8,445     $ 12,731
Net change in short-term debt                 (1,553)      (1,908)        (919)
Proceeds of long-term debt                         -            -        6,687
Payment of long-term debt                    (42,210)    (102,043)     (83,132)
                                            --------     --------     --------
Net cash used in financing activities       $(39,191)    $(95,506)    $(64,633)
                                            --------     --------     --------
Effect of foreign currency rate
 fluctuations on cash and cash equivalents  $  4,805      $ 3,455     $ (1,734)
                                            --------      -------     --------
Net increase in cash and cash equivalents   $ 55,706      $10,972     $ 15,577
Cash and cash equivalents:
 Beginning of year                            54,670       43,698       28,121
                                            --------     --------     --------
 End of year                                $110,376     $ 54,670     $ 43,698
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

Other Assets
------------
Included in other assets is $13.7 million and $17.2 million of net long-term customer-based receivables at December 28, 2003 and December 29, 2002, respectively

Deferred Financing Costs
------------------------
Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 28, 2003 and December 29, 2002 were $2.8 million and $4.5 million, respectively. Amortization expense was $2.0 million, $2.9 million, and $1.7 million, for 2003, 2002, and 2001, respectively.

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

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings/(loss) and net earnings/(loss) per share would approximate the pro-forma amounts as follows:
                                           2003        2002        2001
                                          ------      ------      ------
                                      (As restated, (As restated,
                                       see Note 23)  see Note 23)
                                       (Thousands, except per share data)

     Net earnings/(loss), as reported   $ 29,153    $(50,824)   $  6,635
     Total stock-based employee
       compensation expense determined
       under fair value based method,
       net of tax                         (2,732)     (2,223)     (2,514)
                                        --------    --------    --------
     Pro-forma net earnings/(loss)      $ 26,421    $(53,047)   $  4,121
                                        ========    ========    ========

     Net earnings/(loss) per share:
       Basic, as reported               $    .88    $  (1.57)   $    .21
                                        ========    ========    ========
       Basic, pro-forma                 $    .80    $  (1.64)   $    .13
                                        ========    ========    ========
       Diluted, as reported             $    .82    $  (1.19)   $    .21
                                        ========    ========    ========
       Diluted, pro-forma               $    .75    $  (1.25)   $    .13
                                        ========    ========    ========

The following assumptions were used in estimating the fair value of the stock options:
                                           2003        2002        2001
                                          ------      ------      ------
  Dividend yields                           None        None        None
  Expected volatility                        .270        .412        .562
  Risk-free interest rates                  3.3%        3.6%        4.5%
  Expected life (in years)                  3.2         3.2         3.8

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

Net income and earnings per share for the period ended December 30, 2001 excluding amortization for goodwill and "workforce in place," is presented below along with the adjusted net income and earnings per share as required under the transition provisions of SFAS 142:
                                            Dec. 28, Dec. 29, Dec. 30, 2003 2002
                                              2001
                                            --------    --------    --------
                                        (As restated, (As restated,
                                         see Note 23)  see Note 23)
                                           (Thousands, except per share data)
Basic earnings/(loss) per share:
Earnings before cumulative effect of
  change in accounting principle            $ 29,153    $ 22,037    $  6,635
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -      10,760
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle    29,153      22,037      17,395
Cumulative effect of change in accounting
  principle                                        -     (72,861)(2)       -
                                            --------    --------    --------
Adjusted basic earnings/(loss)              $ 29,153    $(50,824)   $ 17,395
                                            ========    ========    ========
Earnings before cumulative effect of
  change in accounting principle            $    .88    $    .68    $    .21
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -         .35
                                            --------    --------    --------
Adjusted basic earnings before cumulative
  effect of change in accounting principle       .88         .68         .56
Cumulative effect of change in accounting
  principle                                        -       (2.25)          -
                                            --------    --------    --------
Adjusted basic earnings/(loss) per share    $    .88    $  (1.57)   $    .56
                                            ========    ========    ========
Diluted earnings/(loss) per share:
Earnings before cumulative effect of
 change in accounting principle             $ 32,792(1) $ 25,880(1) $  6,635(3)
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -      10,760
                                            --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle    32,792      25,880      17,395
Cumulative effect of change in accounting
  principle                                        -     (72,861)(2)       -
                                            --------    --------    --------
Adjusted diluted earnings/(loss)            $ 32,792    $(46,981)   $ 17,395
                                            ========    ========    ========
Earnings before cumulative effect of
  change in accounting principle            $    .82    $    .66    $    .21
Add back:
  Goodwill/workforce in place
    amortization, net of tax                       -           -         .34
                                            --------    --------    --------
Adjusted diluted earnings before cumulative
  effect of change in accounting principle       .82         .66         .55
Cumulative effect of change in accounting
  principle                                        -       (1.85)          -
                                            --------    --------    --------
Adjusted diluted earnings/(loss) per share  $    .82    $  (1.19)   $    .55
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
                                                ======           =======

Note 10. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
                                          2003          2002          2001
                                         ------        ------        ------
                                     (As restated, (As restated,
                                      see Note 23)  see Note 23)
                                         (Thousands, except per share data)
Basic earnings/(loss) per share:

Earnings before cumulative effect of
  change in accounting principle       $ 29,153      $ 22,037      $  6,635
Cumulative effect of change in
  accounting principle                        -       (72,861)(3)         -
                                       --------      --------      --------
Net earnings/(loss)                    $ 29,153      $(50,824)     $  6,635
                                       ========      ========      ========
Weighted average common stock
  outstanding                            33,142        32,298        31,230
                                       ========      ========      ========
Basic earnings per share before
  cumulative effect of change in
  accounting principle                 $    .88      $    .68      $    .21
Cumulative effect of change in
  accounting principle                        -         (2.25)            -
                                       --------      --------      --------
Basic earnings/(loss) per share        $    .88      $  (1.57)     $    .21
                                       ========      ========      ========

Diluted earnings/(loss) per share:

Earnings before cumulative effect of
  change in accounting principle       $ 29,153      $ 22,037      $  6,635

Interest on subordinated debentures,
  net of tax (1)                          3,639         3,843             -
                                       --------      --------      --------
Net earnings before cumulative
  effect of change in accounting
  principle available for dilutive
  securities                             32,792        25,880         6,635
Cumulative effect of change in
  accounting principle                        -       (72,861)(3)         -
                                       --------      --------      --------
Net earnings/(loss) after cumulative
  effect of change in accounting
  principle available for dilutive
  securities                           $ 32,792      $(46,981)     $  6,635
                                       ========      ========      ========

Weighted average common stock
  outstanding                            33,142        32,298        31,230

Additional common shares resulting
  from stock options (2)                    605           487           506

Additional common shares resulting
  from assumed conversion of
  subordinated debentures(1)              6,189         6,528             -
                                       --------      --------      --------
Weighted average common stock
  and dilutive stock
  outstanding (1)                        39,936        39,313        31,736
                                       ========      ========      ========
Diluted earnings per share before
  cumulative effect of change in
  accounting principle                 $    .82      $    .66      $    .21

Cumulative effect of change in
  accounting principle                        -         (1.85)            -
                                       --------      --------      --------
Diluted earnings/(loss) per share      $    .82      $  (1.19)     $    .21
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

Note 11. INCOME TAXES

The domestic and foreign components of earnings/(losses) before income taxes and minority interest are:
                                          2003          2002          2001
                                         ------        ------        ------
                                                    (Thousands)
Domestic(1)                            $ 15,921      $ 15,267      $ (4,874)

Foreign                                  28,495        22,414        18,590
                                        -------       -------       -------
Total                                  $ 44,416      $ 37,681      $ 13,716
                                        =======       =======       =======

  (1) The domestic component includes the earnings of the Company's operations in Puerto Rico.

The related provisions/(benefits) for income taxes consist of:

                                          2003          2002          2001
                                         ------        ------        ------
                                     (As restated, (As restated,
                                      see Note 23)  see Note 23)
Currently payable                                   (Thousands)
    Federal                             $ 3,635       $ 2,181       $  (505)
    State                                   638           161           248
    Puerto Rico                             694         1,392           156
    Foreign                              14,100        11,433         7,974
                                        -------       -------       -------
    Total currently payable             $19,067       $15,167       $ 7,873
                                        -------       -------       -------
Deferred
    Federal                              (1,789)         (175)       (1,031)
    State                                     -             -             -
    Puerto Rico                             667             -             -
    Foreign                              (2,785)          570            15
                                        -------       -------       -------
    Total deferred                      $(3,907)      $   395       $(1,016)
                                        -------       -------       -------
Total Provision                         $15,160       $15,562       $ 6,857
                                        =======       =======       =======

Deferred tax assets/liabilities at December 28, 2003 and December 29, 2002 consist of:
                                          2003             2002
                                         ------           ------
                                                (Thousands)

Inventory                               $ 2,131          $ 3,324
Accounts receivable                       2,203            2,335
Net operating loss and foreign
 tax credit carryforwards                44,430           39,403
Restructuring                             2,030            2,027
Deferred revenue                          2,446            1,627
Pension                                   4,916            3,559
Warranty                                    667              394
Deferred compensation                     1,437              470
Other                                     1,274            1,163
Valuation allowance                     (32,650)         (27,576)
                                        -------          -------
Deferred tax assets                      28,884           26,726
                                        -------          -------
Depreciation                             (1,391)           1,018
Intangibles                              19,136           20,842
Withholding taxes                         3,516              535
                                        -------          -------
Deferred tax liabilities                 21,261           22,395
                                        -------          -------
Net deferred tax asset                  $ 7,623          $ 4,331
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

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

                                              2003        2002        2001
                                             ------      ------      ------
                                        (As restated, (As restated,
                                         see Note 23)  see Note 23)
                                                        (Thousands)

Tax provision at the statutory Federal
 income tax rate                            $15,545     $13,188      $4,801

Tax exempt earnings of subsidiary in
 Puerto Rico                                 (1,467)     (1,467)       (683)

Puerto Rico income tax                        1,361       1,392         156

Non-deductible goodwill                           -           -       3,602

Non-deductible meals and entertainment          242         219         226

State and local income taxes, net
 of Federal benefit                             415         105         296

Benefit from extraterritorial income           (490)       (501)       (170)

Foreign losses for which no tax
 benefit recognized                             423       2,327       1,720

Foreign rate differentials                   (2,199)        675         323

Change in valuation allowance                 2,205           -      (2,691)

Foreign withholding tax                       1,850           -           -

Foreign tax credit                           (2,348)       (457)          -

Other                                          (377)         81        (723)

                                            -------     -------      ------
Tax provision at the effective tax rate     $15,160     $15,562      $6,857
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

Note 13. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company's adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, did not materially impact results from operations. The major market risk exposures to the Company are movements in foreign currency exchange and interest rates. The Company has historically not used financial instruments to minimize its exposure to currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries. The Company has used third party borrowings in foreign currencies to hedge a portion of its net investments in and cash flows derived from its foreign subsidiaries. Aggregate foreign currency translation (losses)/gains on the third party borrowings in foreign currencies in 2003, 2002, and 2001, were $(2.7) million, $(17.6) million, and $14.6 million, respectively, and are included in foreign currency translation adjustment on the Consolidated Statements of Comprehensive Income/(Loss). As the Company reduces its third party foreign currency borrowings, the effect of foreign currency fluctuations on its net investments in and cash flows derived from its foreign subsidiaries increases. The Company enters into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. The Company's policy is to manage interest rates through the use of interest rate caps or swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company is subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of Fair Values below. All listed items described are non-trading.

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

Fair Values
-----------
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 28, 2003 and December 29, 2002:

                                       2003                      2002
                               --------------------      --------------------
                               Carrying     Fair         Carrying     Fair
                                Value       Value          Value      Value
                               --------    --------      --------    --------
                                               (Thousands)
Long-term debt (including
 current maturities and
 excluding capital
 leases)(1)                    $ 48,654    $ 48,654      $ 74,831    $ 74,831

Convertible subordinated
 debentures
 (including current
 maturities) (1)               $ 83,753    $ 88,569      $120,000    $111,600
Currency forward exchange
 contracts(2)                  $   (343)   $   (343)     $    309    $    309
Interest rate swap(3)          $   (711)   $   (711)     $ (1,064)   $ (1,064)

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

The Company, with its acquisition of Meto AG, has three principal license agreements covering its EAS products, including Allied Signal, Inc. (now Honeywell Intellectual Properties, Inc.) as licensor for EMtags, Miyake as licensor for RF tags, and a group of former owners of Intermodulation and Safety System AB as licensors of EM systems. These licenses expire in 2006, 2014, and 2004, respectively.

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

The following table set forth the movement in the warranty reserve:

                                                   2003             2002
                                                   ----             ----
                                                        (Thousands)

Balance at beginning of year                     $4,002            $3,303
Accruals for warranties issued                   $  934            $1,347
Accruals related to pre-existing warranties,
  including changes in estimate                     (80)             (486)
                                                 ------            ------
Total accruals                                   $  854            $  861
Settlement made                                    (743)             (628)
Foreign currency translation adjustment             478               466
                                                 ------            ------
Balance at end of year                           $4,591            $4,002
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

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2003, 2002, and 2001:

                          United                  Inter-
                        States and               national     Asia
                        Puerto Rico   Europe     Americas    Pacific     Total
                        -----------   ------     --------    -------     -----
                                                 (Thousands)
2003
----
Net revenues from
 unaffiliated customers  $245,399    $374,126    $ 26,375   $ 77,362   $723,262
Gross profit             $106,689(1) $153,888(4) $  8,852   $ 26,564(7)$295,993
Long-lived assets        $ 81,193    $247,259    $  5,412   $ 36,183   $370,047


2002
----
Net revenues from
 unaffiliated customers  $235,931    $327,104    $ 21,475   $ 54,976   $639,486
Gross profit             $104,120(2) $131,284(5) $  6,147   $ 21,048   $262,599
Long-lived assets        $ 84,140    $218,737    $  4,773   $ 34,787   $342,437


2001
----
Net revenues from
 unaffiliated customers  $233,513    $342,149    $ 31,320   $ 51,553   $658,535
Gross profit             $ 83,657(3) $146,509(6) $ 10,542   $ 15,576(8)$256,284
Long-lived assets        $113,277    $236,914    $ 13,216   $ 37,870   $401,277

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

Note 23. RESTATEMENT

On May 12, 2004 the Company issued a press release stating that it had discovered errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. As a result the Company has restated its financial statements and financial information for each of the years ended December 28, 2003 and December 29, 2002, including restated unaudited interim quarterly financial information for those years. The effect of the adjustments was to increase income tax expense, and decrease net earnings by $3.6 million in fiscal year2002 and $0.7 million in fiscal year 2003.

In 1996, Congress revised the Section 936 credit for U.S. manufacturers doing business in Puerto Rico. The tax credits expire for fiscal years beginning after December 31, 2005. The U.S. Internal Revenue Code provides limitations on the use of the tax credits during a phase-out period for years 2002-2005. The Company made an error in computing the limitation during the phase-out period.

The effects of the adjustments are summarized as follows:

                                        2003                       2002
                                        ----                       ----
                               Previously      As         Previously      As
                                reported    restated       reported    restated
                               ----------   --------      ----------   --------
                                      (Thousands, except per share data)

CONSOLIDATED BALANCE SHEETS
Income taxes accrued            $ 23,849    $ 28,120       $ 17,860    $ 21,402
Total current liabilities       $292,941    $297,212       $188,067    $191,609
Retained earnings               $ 97,693    $ 93,422       $ 67,811    $ 64,269
Total shareholders' equity      $327,561    $323,290       $225,246    $221,704

CONSOLIDATED STATEMENTS OF
 OPERATIONS
Income taxes                    $ 14,431    $ 15,160       $ 12,020    $ 15,562
Earnings before cumulative
 effect of change in
 accounting principle           $ 29,882    $ 29,153       $ 25,579    $ 22,037
Net earnings/(loss)             $ 29,882    $ 29,153       $(47,282)   $(50,824)
Earnings per share before
 cumulative effect of change
 in accounting principle:
 Basic                          $    .90    $    .88       $    .79    $    .68
 Diluted                        $    .84    $    .82       $    .75    $    .66
Net earnings/(loss) per share:
 Basic                          $    .90    $    .88       $  (1.46)   $  (1.57)
 Diluted                        $    .84    $    .82       $  (1.10)   $  (1.19)

The restatement did not have an effect on net cash provided by operating activities for fiscal years 2003 and 2002.

                              QUARTERLY FINANCIAL DATA (unaudited)
                              ------------------------------------
                                   First Quarter              Second Quarter
                                   -------------              --------------
                               Previously      As         Previously      As
                                reported    restated       reported    restated
                               ----------   --------      ----------   --------
                                      (Thousands, except per share data)
2003
----
Earnings before
 cumulative effect
 of change in
 accounting
 principle                      $  4,201    $  4,130       $ 10,862    $ 10,677
Net earnings                    $  4,201    $  4,130       $ 10,862    $ 10,677
Earnings
 per share before
 cumulative effect
 of change in
 accounting
 principle
  Basic                         $    .13    $    .13       $    .33    $    .33
  Diluted                       $    .13    $    .13       $    .30    $    .29
Net earnings
 per share:
  Basic                         $    .13    $    .13       $    .33    $    .33
  Diluted                       $    .13    $    .13       $    .30    $    .29


2002
----
Earnings before
 cumulative effect
 of change in
 accounting
 principle                      $  4,114    $  3,551       $  5,967    $  5,148
Net (loss)/
 earnings                       $(68,747)   $(69,310)      $  5,967    $  5,148
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle
  Basic                         $    .13    $    .11       $    .19    $    .16
  Diluted                       $    .13    $    .11       $    .18    $    .15
Net (loss)/earnings
 per share:
  Basic                         $  (2.15)   $  (2.17)      $    .19    $    .16
  Diluted                       $  (2.10)   $  (2.12)      $    .18    $    .15

                              QUARTERLY FINANCIAL DATA (unaudited)
                              ------------------------------------
                                   Third Quarter              Fourth Quarter
                                   -------------              --------------
                               Previously      As         Previously      As
                                reported    restated       reported    restated
                               ----------   --------      ----------   --------
                                      (Thousands, except per share data)
2003
----
Earnings before
 cumulative effect
 of change in
 accounting
 principle                      $ 10,022    $  9,852       $  4,797    $  4,494
Net earnings                    $ 10,022    $  9,852       $  4,797    $  4,494
 Earnings
 per share before
 cumulative effect
 of change in
 accounting
 principle
  Basic                         $    .31    $    .30       $    .14    $    .13
  Diluted                       $    .27    $    .27       $    .14    $    .13
Net earnings
 per share:
  Basic                         $    .31    $    .30       $    .14    $    .13
  Diluted                       $    .27    $    .27       $    .14    $    .13


2002
----
Earnings before
 cumulative effect
 of change in
 accounting
 principle                      $  6,374    $  5,498       $  9,124    $  7,840
Net (loss)/
 earnings                       $  6,374    $  5,498       $  9,124    $  7,840
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle
  Basic                         $    .20    $    .17       $    .28    $    .24
  Diluted                       $    .19    $    .16       $    .26    $    .22
Net (loss)/earnings
 per share:
  Basic                         $    .20    $    .17       $    .28    $    .24
  Diluted                       $    .19    $    .16       $    .26    $    .22

SELECTED QUARTERLY FINANCIAL DATA
                                        QUARTERS (unaudited)
                                       ----------------------
                     First       Second      Third      Fourth        Year
                     -----       ------      -----      ------        ----
                                  (As restated, see Note 23)
                              (Thousands, except per share data)
2003
----
Net revenues       $156,417     $175,720     $177,229    $213,896     $723,262
Gross profit       $ 63,149     $ 75,611     $ 73,190    $ 84,043(7)  $295,993
Earnings before
 cumulative effect
 of change in
 accounting
 principle         $  4,130     $  10,677    $  9,852    $  4,494     $ 29,153
Net earnings       $  4,130     $  10,677    $  9,852    $  4,494(8)  $ 29,153
Earnings
 per share before
 cumulative effect
 of change in
 accounting
 principle(1)
  Basic            $    .13     $    .33    $    .30    $    .13     $    .88
  Diluted          $    .13     $    .29    $    .27    $    .13     $    .82
Net earnings
 per share:(1)
  Basic            $    .13     $    .33    $    .30    $    .13     $    .88
  Diluted          $    .13     $    .29    $    .27    $    .13     $    .82


2002
----
Net revenues       $143,454     $160,924    $158,800    $176,308     $639,486
Gross profit       $ 59,432     $ 66,082    $ 65,613(5) $ 71,472(9)  $262,599
Earnings before
 cumulative effect
 of change in
 accounting
 principle         $  3,551     $  5,148    $  5,498(6) $  7,840(10) $ 22,037
Net (loss)/
 earnings          $(69,310)(2) $  5,148    $  5,498(6) $  7,840(10) $(50,824)
Earnings per share
 before cumulative
 effect of change
 in accounting
 principle(1)
  Basic            $    .11     $    .16    $    .17    $   .24      $    .68
  Diluted          $    .11     $    .15    $    .16    $   .22      $    .66
Net (loss)/earnings
 per share:(1)
  Basic            $  (2.17)(3) $    .16    $    .17    $   .24      $  (1.57)
  Diluted          $  (2.12)(4) $    .15    $    .16    $   .22      $  (1.19)


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

There have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange ct of 1934) during the fourth quarter of 2003 that materially affected, or are reasonably likely to affect materially, the Company's internal control over financial reporting.


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G(3)) is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held on April 29, 2004, which management filed with the SEC on March 29, 2004.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held on April 29, 2004, which management filed with the SEC on March 29, 2004.

Note that the sections of the Company's Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph," pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held on April 29, 2004, which management filed with the SEC on March 29, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held on April 29, 2004, which management filed with the SEC on March 29, 2004.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders held on April 29, 2004, which management filed with the SEC on March 29, 2004.


                                   PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:


(a) 1. Consolidated Financial Statements

Consolidated Balance Sheets as of December 28, 2003 and
   December 29, 2002................................................   45-46

Consolidated Statements of Operations for each of the years
   in the three-year period ended December 28, 2003.................   47

Consolidated Statements of Shareholders' Equity for each of the
   years in the three-year period ended December 28, 2003...........   48-49

Consolidated Statements of Comprehensive Income/(Loss) for each of
   the years in the three-year period ended December 28, 2003.......   49

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended December 28, 2003.................   50-51

Notes to Consolidated Financial Statements..........................   52-90

(a) 2. Consolidated Financial Statement Schedule

Financial Statement Schedules
   Schedule II - Valuation and Qualifying Accounts.....................99


(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

       Exhibit 3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.
       Exhibit 3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.
       Exhibit 4.1     Rights Agreement by and between Registrant and
                       American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to
                       Item 14(a), Exhibit 4.1 of the Registrant's 1996 Form 10-K filed with the SEC on March 17, 1997.
       Exhibit 4.2 Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 to Registrant's Form 10-Q/A filed with the SEC on December 13, 1995.
       Exhibit 4.3 First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 4.4 Second Supplemental Indenture dated July 31, 2001 amending the First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated by reference to
                       Exhibit 4.4 to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.
       Exhibit 10.1 2003 Bonus Plan is hereby incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K for 2003 filed with the SEC on March 12, 2004.
       Exhibit 10.2 Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998
       Exhibit 10.3 Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item
                       (a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.
       Exhibit 10.4 Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.
       Exhibit 10.5 Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant's Form 8-K filed on December 27, 1999.
       Exhibit 10.6    Employment Agreement with W. Craig Burns is
                       Incorporated by reference to Item 6(a), Exhibit 10(iii)A of the Registrant's Form 10-Q filed on November 14, 2001
       Exhibit 10.7    First Amendment to Employment Agreement with
                       W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrant's Form 10-Q filed on November 14, 2001
       Exhibit 10.8    Employment Agreement with Neil D. Austin is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrant's Form 10-Q filed on November 14, 2001
       Exhibit 10.9    Employment Agreement with Arthur W. Todd is
                       Incorporated by reference to Item 6(a), Exhibit
                       10(iii)A of the Registrant's Form 10-Q filed on November 14, 2001
       Exhibit 10.10   Employment Agreement with George W. Off is
                       Incorporated by reference to Item 6(a), Exhibit 10.1
                       of the Registrant's Form 10-Q filed on November 12, 2002
       Exhibit 10.11 Employment Agreement with John E. Davies, Jr., is Incorporated by reference to Item 6(a), Exhibit 10.2 of the Registrant's Form 10-Q filed on November 12, 2002
       Exhibit 10.12   First Amendment to Employment Agreement with
                       John E. Davies, Jr., Incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrant's
                       Form 10-Q filed on November 12, 2002
       Exhibit 10.13 Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant's Form 10-Q filed on November 12, 2002
       Exhibit 12 Ratio of Earnings to Fixed Charges is hereby incorporated by reference to Exhibit 12 to Registrant's Form 10-K for 2003 filed with the SEC on March 12, 2004.
       Exhibit 21 Subsidiaries of Registrant is hereby incorporated by reference to Exhibit 21 to Registrant's Form 10-K for 2003 filed with the SEC on March 12, 2004.
       Exhibit 23      Consent of Independent Auditors
       Exhibit 24 Power of Attorney, contained in Signature Page is hereby incorporated by reference to Exhibit 24 to Registrant's Form 10-K for 2003 filed with the SEC on March 12, 2004.
       Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code
                       Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on May 20, 2004.

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

SIGNATURE                    TITLE                           DATE
---------                    -----                           ----

/s/George W. Off            Chairman of the Board          May 20, 2004
--------------------------  of Directors, President
                            and Chief Executive Officer

/s/W. Craig Burns           Executive Vice President,      May 20, 2004
--------------------------  Chief Financial Officer
                            and Treasurer, Director

/s/Arthur W. Todd           Vice President, Corporate      May 20, 2004
--------------------------  Controller and Chief
                            Accounting Officer

Robert O. Aders*            Director
--------------------------

William S. Antle III*       Director
--------------------------

David W. Clark, Jr.*        Director
--------------------------

John E. Davies, Jr.*        Executive Vice President,
--------------------------  General Manager, Americas
                            and Asia Pacific, Director

R. Keith Elliott*           Director
--------------------------

Alan R. Hirsig*             Director
--------------------------

Jack W. Partridge*          Director
--------------------------

Sally Pearson*              Director
--------------------------

* Signed pursuant to power of attorney.

By: /s/George W. Off
    ----------------
    Name:  George W. Off
    Title: Attorney-in-Fact
    Date:  May 20, 2004

SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

         Balance     Additions    Charged     Deductions    Balance
           at         Through     to Costs   (Write-Offs    at End
        Beginning     Acqui-        and       and Recover-    of
Year     of Year      sition      Expenses    ies, net)      Year
----    ---------    ---------    --------    ----------    -------
                            (Thousands)
Allowance For Doubtful Accounts

2003      $12,736       $    -      $3,121      $(3,854)     $12,003
          -------       ------      ------       ------      -------
2002      $11,525       $    -      $3,394      $(2,183)     $12,736
          -------       ------      ------       ------      -------
2001      $12,176       $    -      $3,490      $(4,141)     $11,525
          -------       ------      ------       ------      -------


                                Allowance                Release of
         Balance    Additions   Recorded    Release of   Allowance    Balance
           at        Through    on Current  Allowance    on Losses    at End
        Beginning    Acqui-        Year     on Losses    Expired or     of
Year     of Year     sition       Losses    Utilized     Revalued      Year
----    ---------   ---------   ----------  ---------    ----------   -------
                                (Thousands)
Deferred Tax Valuation Allowance

2003      $27,576      $    -     $ 5,893     $  (819)    $     -     $32,650
          -------      ------     -------     -------     -------     -------
2002      $22,448      $    -     $ 5,128     $     -     $     -     $27,576
          -------      ------     -------     -------     -------     -------
2001      $28,316      $    -     $ 4,481     $(2,691)    $(7,658)    $22,448
          -------      ------     -------     -------     -------     -------

INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION
-------                -----------

EXHIBIT 23 . . . . .  Consent of Independent Auditors.

EXHIBIT 31.1 . . . .  Certification by the Chief Executive Officer
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2 . . . .  Certification by the Chief Financial Officer
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32 . . . . .  Certification by the Chief Executive Officer
                      and Chief Financial Officer Pursuant to 18
                      U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.