Form 10-Q
period 2004-06-27
CHECKPOINT SYSTEMS INC
filed 2004-08-05
CIK 215419

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 27, 2004
              ------------------------------------------------
                                     OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 2004 there were 37,581,786 shares of the Registrant's Common Stock outstanding.

                       CHECKPOINT SYSTEMS, INC.
                               FORM 10-Q
                                 INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         3

             Consolidated Statements of Operations               4

             Consolidated Statement of Shareholders' Equity      5

             Consolidated Statements of Comprehensive
             (Loss)/Income                                       6

             Consolidated Statements of Cash Flows               7

             Notes to Consolidated Financial Statements          8-19

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      20-28

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                  28

     Item 4. Controls and Procedures                            28



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  28-30

     Item 4. Submission of Matters to a Vote of
             Security Holders                                   31

     Item 6. Exhibits and Reports on Form 8-K                   32

     SIGNATURES                                                 33

     INDEX TO EXHIBITS                                          34

                        CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                  June 27,        Dec. 28,
                                                    2004            2003
                                                  --------        --------
                                                (Unaudited)
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 68,452        $110,376
  Accounts receivable, net of allowances
   of $13,020 and $12,003                          140,793         137,494
  Inventories                                       91,636          80,986
  Other current assets                              31,960          32,170
  Deferred income taxes                             12,926          13,076
                                                  --------        --------
  Total current assets                             345,767         374,102
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,073           4,002
PROPERTY, PLANT, AND EQUIPMENT, net                 94,322         100,393
GOODWILL                                           209,296         212,206
OTHER INTANGIBLES, net                              50,510          53,446
OTHER ASSETS                                        26,979          29,173
                                                  --------        --------
TOTAL ASSETS                                      $730,947        $773,322
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 23,141        $ 79,437
  Accounts payable                                  44,745          62,833
  Accrued compensation and related taxes            29,580          36,911
  Other accrued expenses                            32,214          31,653
  Income taxes                                      22,858          28,120
  Unearned revenues                                 24,661          27,813
  Restructuring reserve                              8,598          10,173
  Other current liabilities                         35,851          20,272
                                                  --------        --------
  Total current liabilities                        221,648         297,212
LONG-TERM DEBT, LESS CURRENT MATURITIES             33,102          42,601
CONVERTIBLE SUBORDINATED DEBENTURES                 23,257          23,753
ACCRUED PENSIONS                                    64,734          65,871
OTHER LONG-TERM LIABILITIES                         17,941          19,588
MINORITY INTEREST                                    1,040           1,007
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,962           3,948
   authorized 100,000,000 shares, issued
   39,621,592 and 39,479,407
  Additional capital                               306,555         282,529
  Retained earnings                                 92,409          93,422
  Common stock in treasury, at cost,
   2,043,856 shares and 4,640,631 shares           (20,701)        (47,003)
  Accumulated other comprehensive loss             (13,000)         (9,606)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         369,225         323,290
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $730,947        $773,322
                                                  ========        ========

       See accompanying notes to consolidated financial statements.

                        CHECKPOINT SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                     Quarter                Six Months
                                 (13 weeks) Ended        (26 weeks) Ended
                              ---------------------    ---------------------
                              June 27,     June 29,    June 27,     June 29,
                                2004         2003        2004         2003
                              --------     --------    --------     --------
                                         (Restated                (Restated
                                          see Note 14)             see Note 14)
                                   (Thousands, except per share data)


Net revenues                  $189,270     $175,720    $369,916     $332,137
Cost of revenues               112,220      100,109     221,659      193,377
                              --------     --------    --------     --------
Gross profit                    77,050       75,611     148,257      138,760
Selling, general, and
 administrative expenses        63,558       56,623     125,435      111,520
Other operating expense         19,950            -      19,950            -
                              --------     --------    --------     --------
Operating (loss)/income         (6,458)      18,988       2,872       27,240

Interest income                    332          385         785          724
Interest expense                 1,473        2,928       3,653        5,971
Other (loss)/gain, net            (169)        (209)       (113)         539
                              --------     --------    --------     --------
(Loss)/earnings before
 income taxes                   (7,768)      16,236        (109)      22,532

Income taxes                    (1,350)       5,542         871        7,691
Minority interest                   24           17          33           34
                              --------     --------    --------     --------
Net (loss)/earnings           $ (6,442)    $ 10,677    $ (1,013)    $ 14,807
                              ========     ========    ========     ========

Net (loss)/earnings per share:
 Basic                        $   (.17)    $    .33    $   (.03)    $    .45
                              ========     ========    ========     ========
 Diluted                      $   (.17)    $    .29    $   (.03)    $    .42
                              ========     ========    ========     ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                            Six Months (26 weeks) Ended June 27, 2004
                      -----------------------------------------------------
                                                 Accumu-
                                                 lated
                                                 Other
                              Addit-             Compre-
                      Common  ional    Retained  hensive  Treasury
                      Stock   Capital  Earnings  Loss     Stock      Total
                      ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 28, 2003     $3,948  $282,529 $ 93,422 $ (9,606) $(47,003) $323,290
(Common shares:
 issued 39,479,407
 reacquired 4,640,631)
Net (loss)                               (1,013)                      (1,013)
Exercise of stock
 options                  14     1,734                                 1,748
 (142,185 shares)
Net gain on interest
 rate swap                                           269                 269
Subordinated debentures
 conversion                     22,292                      26,302    48,594
Foreign currency
 translation adjustment                           (3,663)             (3,663)
                      ------  -------- -------- --------  --------  --------
Balance,
June 27, 2004         $3,962  $306,555 $ 92,409 $(13,000) $(20,701) $369,225
                      ======  ======== ======== ========  ========  ========
(Common shares:
 issued 39,621,592
 reacquired 2,043,856)


          See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
                                  (Unaudited)

                                    Quarter                  Six Months
                                (13 weeks) Ended          (26 weeks) Ended
                              ---------------------     --------------------
                               June 27,     June 29,    June 27,    June 29,
                                2004         2003        2004        2003
                               -------      -------     -------     -------
                                         (Restated                (Restated
                                          see Note 14)             see Note 14)
                                               (Thousands)

Net (loss)/earnings            $(6,442)     $10,677     $(1,013)    $14,807
Net gain/(loss) on interest
 rate swap, net of tax             265          (19)        269         (64)
Foreign currency
 translation adjustment           (188)      11,479      (3,663)     16,268
                               -------      -------     -------     -------
Comprehensive (loss)/income    $(6,365)     $22,137     $(4,407)    $31,011
                               =======      =======     =======     =======


       See accompanying notes to consolidated financial statements.

                         CHECKPOINT SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                Six Months (26 weeks) Ended
                                                ---------------------------
                                                  June 27,       June 29,
                                                   2004           2003
                                                  -------        -------
                                                               (Restated
                                                              see Note 14)
                                                       (Thousands)
Cash flows from operating activities:
Net (loss)/earnings                               $ (1,013)     $ 14,807
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation and amortization                    13,406        14,630
   (Gain)/loss on disposal of fixed assets             161          (900)
(Increase)/decrease in current assets, net
 of the effects of acquired companies:
   Accounts receivable                              (2,818)        5,722
   Inventories                                     (12,700)       (2,937)
   Other current assets                             (1,544)         (438)
Increase/(decrease) in current liabilities,
 net of the effects of acquired companies:
   Accounts payable                                (17,388)       (4,193)
   Income taxes                                     (4,971)        1,413
   Unearned revenues                                (2,791)          (80)
   Restructuring reserve                            (1,520)       (1,319)
   Other current and accrued liabilities            10,452        (3,076)
                                                  --------      --------
Net cash (used in)/provided by operating
 activities                                       $(20,726)     $ 23,629
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (5,065)       (7,801)
Acquisitions, net of cash acquired                    (155)            -
Other investing activities                             468           439
                                                  --------      --------
Net cash used in investing activities             $ (4,752)     $ (7,362)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                        1,525           914
Net change in short-term debt                        2,820           998
Payment of long-term debt                          (19,213)      (27,154)
                                                  --------      --------
Net cash used in financing activities             $(14,868)     $(25,242)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                       (1,578)        2,484
                                                  --------      --------
Net decrease in cash and cash equivalents         $(41,924)     $ (6,491)
Cash and cash equivalents:
Beginning of period                                110,376        54,670
                                                  --------      --------
End of period                                     $ 68,452      $ 48,179
                                                  ========      ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries ("Company"). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at June 27, 2004 and December 28, 2003 and its results of operations and changes in cash flows for the twenty-six week periods ended June 27, 2004 and December 28, 2003.

Certain reclassifications have been made to the 2003 financial statements and related footnotes to conform to the 2004 presentation.

Variable Interest Entity
------------------------
On February 3, 2004, the Company made a $2.5 million minority investment in Goliath Solutions, a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain-drug, mass merchandise, and convenience store channels of trade, which is considered a variable interest entity (VIE). Management has determined that the Company is the primary beneficiary and has therefore consolidated Goliath Solutions' assets, liabilities, and results of operations in the Company's consolidated financial statements. The creditors (or beneficial interest holders) of Goliath Solutions have no recourse to the general credit of the Company. As of June 27, 2004, the Company's investment in Goliath Solutions was approximately $2.5 million, representing the Company's maximum exposure to loss.

Stock Options
-------------
At June 27, 2004, the Company had one stock-based employee compensation plan. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under SFAS 123, the Company's net earnings and net earnings per share would approximate the pro-forma amounts as follows:

                                     Quarter                Six Months
                                (13 weeks) Ended        (26 weeks) Ended
                               -------------------     -------------------
                               June 27,    June 29,    June 27,    June 29,
                                 2004        2003        2004       2003
                               -------     -------     -------     -------
                                          (Restated               (Restated
                                         see Note 14)            see Note 14)
                                              (Thousands)

     Net (loss)/earnings,
      as reported              $(6,442)    $10,677     $(1,013)    $14,807
     Total stock-based
      employee compensation
      expense determined
      under fair value
      based method,
      net of tax                  (255)       (806)       (723)     (1,672)
                               -------     -------     -------     -------
     Pro-forma net
      (loss)/earnings          $(6,697)    $ 9,871     $(1,736)    $13,135
                               =======     =======     =======     =======

     Net (loss)/earnings
      per share:

      Basic, as reported       $  (.17)    $   .33     $  (.03)    $   .45
                               =======     =======     =======     =======
      Basic, pro-forma         $  (.18)    $   .30     $  (.05)    $   .40
                               =======     =======     =======     =======
      Diluted, as reported     $  (.17)    $   .29     $  (.03)    $   .42
                               =======     =======     =======     =======
      Diluted, pro-forma       $  (.17)    $   .27     $  (.05)    $   .38
                               =======     =======     =======     =======

2.  INVENTORIES
                                    June 27,           December 28,
                                     2004                 2003
                                    -------            -----------
                                            (Thousands)
           Raw materials            $11,775              $ 8,285
           Work in process            4,159                3,547
           Finished goods            75,702               69,154
                                    -------              -------
                                    $91,636              $80,986
                                    =======              =======

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $50.5 million and $53.4 million as of June 27, 2004 and December 28, 2003, respectively.

The following table reflects the components of intangible assets as of June 27, 2004 and December 28, 2003:

                                  June 27, 2004          December 28, 2003
                              ----------------------  ----------------------
                Amortizable    Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                               (Thousands)
Customer lists       20        $30,299     $13,731     $31,020     $14,584
Trade name           30         27,699       4,540      28,226       3,763
Patents, license
 agreements        5 to 14      36,776      26,649      37,362      25,439
Other              3 to 6          936         280         952         328
                               -------     -------     -------     -------
                               $95,710     $45,200     $97,560     $44,114
                               =======     =======     =======     =======

Estimated amortization expense for 2004 and each of the five succeeding years is:
                                             (Thousands)
                                2004            $3,948
                                2005            $3,885
                                2006            $3,652
                                2007            $3,600
                                2008            $3,578
                                2009            $3,571

The changes in the carrying amount of goodwill for the six months ended June 27, 2004, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)

Balance as of
 beginning of
 fiscal year 2004
 (December 29, 2003)   $106,095       $38,433       $67,678       $212,206
Goodwill acquired
 during year                593             -             -            593
Exchange rate changes    (1,882)         (209)       (1,412)        (3,503)
                        -------       -------       -------       --------
Balance as of
 June 27, 2004         $104,806       $38,224       $66,266       $209,296
                       ========       =======       =======       ========

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

4.  LONG-TERM DEBT

Long-term debt at June 27, 2004 and December 28, 2003 consisted of the following:
                                               June 27,         December 28,
                                                 2004               2003
                                               -------          -----------
                                                      (Thousands)
   EUR 244 million variable interest
    rate term loan maturing in 2006            $37,942            $45,863
   $100 million multi-currency variable
    interest rate revolving credit
    facility maturing in 2006                    2,784              2,791
   EUR 9.5 million capital lease
    maturing in 2021                            10,341             10,733
   EUR 2.7 million capital lease
    maturing in 2007                             1,462              1,693
   Other capital lease maturing
    in 2004                                          -                 27
                                               -------            -------
   Total                                        52,529             61,107
   Less current portion                         19,427             18,506
                                               -------            -------
   Total long-term portion (excluding
    convertible subordinated debentures)        33,102             42,601
   Convertible subordinated debentures          23,257             83,753
   Less called portion of convertible
       subordinated debentures                       -             60,000
                                               -------            -------
   Total long-term portion                     $56,359            $66,354
                                               =======            =======

At June 27, 2004, EUR 31.2 million (approximately $37.9 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million).
The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.3 million, primarily related to the surety bond posted in connection with the ID Security Systems Canada Inc. litigation.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)

5.  INCOME TAXES

Income taxes are provided on an interim basis at an estimated effective annual tax rate. The Company's earnings generated by the operations of its Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter. Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

6.  PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                     Quarter               Six Months
                                (13 weeks) Ended        (26 weeks) Ended
                               -------------------    --------------------
                               June 27,    June 29,    June 27,    June 29,
                                2004        2003        2004        2003
                               -------     -------     -------     -------
                                         (Restated               (Restated
                                        see Note 14)            see Note 14)
                                   (Thousands, except per share amounts)
Basic (loss)/earnings
 per share:


Net (loss)/earnings            $(6,442)    $10,677     $(1,013)    $14,807
                               =======     =======     =======     =======
Weighted average common
 stock outstanding              37,576      32,762      36,271      32,743
                               =======     =======     =======     =======
Basic (loss)/earnings
 per share                     $  (.17)    $   .33     $  (.03)    $   .45
                               =======     =======     =======     =======

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


Diluted (loss)/earnings
 per share:

Net (loss)/earnings            $(6,442)     $10,677    $(1,013)    $14,807

Interest on subordinated
 debentures, net of tax (1)          -         961           -       1,921
                               -------     -------     -------     -------
Net (loss)/earnings available
 for dilutive securities       $(6,442)    $11,638     $(1,013)    $16,728
                               =======     =======     =======     =======
Weighted average common
 stock outstanding              37,576      32,762      36,271      32,743

Additional common shares
 resulting from stock
 options (2)                       837         501         951         296

Additional common shares
 resulting from subordinated
 debentures (1)                      -       6,528           -       6,528
                               -------     -------     -------     -------

Weighted average common
 stock and dilutive stock
 outstanding                    38,413      39,791      37,222      39,567
                               =======     =======     =======     =======

Diluted (loss)/earnings
 per share                     $  (.17)    $   .29     $  (.03)    $   .42
                               =======     =======     =======     =======

(1) The conversion of 1,266 and 2,902 common shares for the second quarter and the first six months of 2004, respectively, from the subordinated debentures is not included as it is anti-dilutive.
(2) Excludes approximately 1,258, 1,179, 1,023 and 1,816 anti-dilutive outstanding stock options for the second quarters of 2004 and 2003, and the first six months of 2004 and 2003, respectively.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


7.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003 were as follows:

                                     Quarter               Six Months
                                (13 weeks) Ended        (26 weeks) Ended
                              --------------------    --------------------
                              June 27,    June 29,    June 27,    June 29,
                               2004        2003        2004        2003
                              -------     -------     -------     -------
                                              (Thousands)

Interest                       $1,940      $4,514      $3,010      $5,988
Income tax payments, net       $2,078      $4,153      $2,328      $3,107

During the first six months of 2004, $47.7 million of convertible subordinated debentures were converted into 2.597 million shares of the Company's common stock.

8.  PROVISION FOR RESTRUCTURING

                                  Accrual         Cash         Accrual
                                    at           Payments         at
                                 Beginning    (and Exchange    March 28,
                                  of 2004      Rate Changes)     2004
                                 ---------     ------------    --------
                                               (Thousands)
Severance and other employee-
 related charges                  $ 8,878        $  (679)       $ 8,199
Lease termination costs             1,295            (74)         1,221
                                  -------        -------        -------
                                  $10,173        $  (753)       $ 9,420
                                  =======        =======        =======

                                 Accrual          Cash          Accrual
                                    at           Payments         at
                                 March 28,    (and Exchange     June 27,
                                   2004        Rate Changes)     2004
                                 --------      ------------     -------
                                               (Thousands)
Severance and other employee-
 related charges                  $ 8,199        $  (764)       $ 7,435
Lease termination costs             1,221            (58)         1,163
                                  -------        -------        -------
                                  $ 9,420        $  (822)       $ 8,598
                                  =======        =======        =======

At the end of the second quarter 2004, 395 of the 512 planned employee terminations, related to the 2003 restructuring, had occurred. The Company expects the terminations and restructuring actions to be completed by the end of 2005. Termination benefits are being paid out over a period of 1 to 24 months after termination.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


9.  OTHER OPERATING EXPENSE

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation between the two companies (see Note 11). Payment in full was made on August 5, 2004.

10.  PENSION BENEFITS

The components of net periodic benefit cost for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003 were as follows:

                                     Quarter               Six Months
                                (13 weeks) Ended        (26 weeks) Ended
                              --------------------    --------------------
                              June 27,    June 29,    June 27,    June 29,
                                2004        2003        2004        2003
                              -------     -------     -------     -------
Service cost                  $   329     $   336     $   681     $   638
Interest cost                     927         824       1,860       1,617
Expected return on plan
 assets                             1           1           2           2
Amortization of prior
 service cost                       1           -           2           1
Amortization of net
 loss                              28          26          57          51
                              -------     -------     -------     -------
Net benefit cost              $ 1,284     $ 1,185     $ 2,598     $ 2,305
                              =======     =======     =======     =======

The Company expects the cash requirements for funding the pension benefits to be approximately $3.4 million during fiscal 2004, including $0.7 million which was funded during the quarter ended June 27, 2004.

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


11.  CONTINGENT LIABILITIES

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

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million. On
May 20, 2003, the Court further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company.

Both ID Security Systems Canada Inc. and the Company filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay
$19.95 million, in full and final settlement of the claims covered by the litigation. Payment in full was made on August 5, 2004. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems
Canada Inc. Management believes that the settlement is in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


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

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and it has been re-filed in New Jersey and is included in the Stay Order. As a result of the settlement of the litigation with ID Security Systems Canada Inc. described above, an application can be made to the Court to dissolve the Stay Order at this time.

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

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


The following table set forth the movement in the warranty reserve:

                                       Quarter              Six Months
                                  (13 weeks) Ended       (26 weeks) Ended
                                --------------------    --------------------
                                June 27,    June 29,    June 27,    June 29,
                                 2004        2003        2004        2003
                                -------     -------     -------     -------
                                                (Thousands)

Balance at the beginning
 of the period                  $ 4,636     $ 4,111     $ 4,591     $ 4,002

Accruals for warranties
 issued                         $   489     $   280     $   795     $   496
Accruals related to
 pre-existing warranties,
 including changes
 in estimate                         15          -           15          -
                                -------     -------     -------     -------
Total accruals                  $   504     $   280     $   810     $   496
Settlement made                    (423)       (204)       (627)       (385)
Foreign currency
 translation adjustment              36         186         (21)        260
                                -------     -------     -------     -------
Balance at the end of period    $ 4,753     $ 4,373     $ 4,753     $ 4,373
                                =======     =======     =======     =======

12.  BUSINESS SEGMENTS
                                      Quarter                Six Months
                                   (13 weeks) Ended       (26 weeks) Ended
                                --------------------    --------------------
                                 June 27,    June 29,    June 27,    June 29,
                                  2004        2003         2004       2003
                                --------    --------    --------    --------
                                                (Thousands)
Business segment net revenues:
   Security                     $120,666    $111,962    $233,195    $204,726
   Labeling Services              41,446      39,392      82,486      78,015
   Retail Merchandising           27,158      24,366      54,235      49,396
                                --------    --------    --------    --------
Total                           $189,270    $175,720    $369,916    $332,137
                                ========    ========    ========    ========
Business segment gross profit:
   Security                     $ 55,847    $ 51,921    $103,864    $ 91,563
   Labeling Services              11,985      11,724      22,642      23,047
   Retail Merchandising            9,218      11,966      21,751      24,150
                                --------    --------    --------    --------
Total gross profit              $ 77,050    $ 75,611    $148,257    $138,760
Operating expenses                83,508      56,623     145,385     111,520
Interest expense, net              1,141       2,543       2,868       5,247
Other (loss)/gain, net              (169)       (209)       (113)        539
                                --------    --------    --------    --------
(Loss)/earnings before
 income taxes                   $ (7,768)   $ 16,236    $   (109)   $ 22,532
                                ========    ========    ========    ========

                           CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)


13.  NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

No new accounting pronouncements and other standards material to the Company were issued in the first six months of 2004.

14.  RESTATEMENT

On May 21, 2004 the Company filed Amendment No. 1 to the Annual Report on
Form 10-K for the fiscal year ended December 28, 2003 (Form 10-K/A) to restate the Company's financial results for the fiscal years 2002 and 2003 following the Company's discovery of errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. The effect of the adjustments was to increase income tax expense and decrease net earnings by $3.6 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

The Company has also restated its consolidated balance sheet at December 28, 2003 and its consolidated statements of operations for the quarter and six months ended June 29, 2003 that are included in this quarterly report on Form 10-Q.

In 1996, Congress revised the Section 936 credit for U.S. manufacturers doing business in Puerto Rico. The tax credits expire for fiscal years beginning after December 31, 2005. The U.S. Internal Revenue Code provides limitations on the use of the tax credits during a phase-out period for years 2002-2005. The Company made an error in computing the limitation during the phase-out period.

The effects of the adjustments are summarized as follows:

                                       Previously        As
                                        reported      restated
                                       ----------     --------
Consolidated Statement of Operations
 for the Quarter ended June 29, 2003
Income taxes                            $  5,357      $  5,542
Net earnings                            $ 10,862      $ 10,677

Consolidated Statement of Operations
 for the six months ended June 29, 2003
Income taxes                            $  7,435      $  7,691
Net earnings                            $ 15,063      $ 14,807

The restatement reduced the diluted earnings per share for the quarter ended June 29, 2003 from $.30 to $.29 and for the six months ended June 29, 2003 from $.43 to $.42, but had no effect on cash flows.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Companys products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion;
(5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the development of new competitive technologies; (8) the Company's ability to maintain its intellectual property;
(9) competitive pricing pressures causing profit erosion; (10) the availability and pricing of component parts and raw materials; (11) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (12) changes in regulations or standards applicable to the Company's products; (13) unanticipated liabilities or expenses; (14) adverse determinations in pending litigation affecting the Company; and (15) the impact of adverse determinations in pending litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K/A for the year ended December 2003, and the Company's other Securities and Exchange Commission filings.

Critical Accounting Policies and Estimates
------------------------------------------

For a discussion of the Company's critical accounting policies and estimates, see Item 7 "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in the Company's Annual Report on Form 10-K/A filed for the year ended December 28, 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


Management's discussion and analysis of financial condition and results of operations reflects the restatement of the Company's financial statements for the fiscal years 2002 and 2003 following the Company's discovery of errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. See Note 14 to the Consolidated Financial Statements.

Second Quarter 2004 Compared to Second Quarter 2003
---------------------------------------------------

     Net Revenues

Revenues for the second quarter 2004 compared to the second quarter 2003 increased by $13.6 million or 7.7% from $175.7 million to $189.3 million. Foreign currency translation had a positive impact on revenues of approximately $7.6 million or 4.3% in the second quarter of 2004 as compared to the second quarter of 2003.

Security revenues increased by $8.7 million or 7.8% in the second quarter of 2004 as compared to the second quarter of 2003. Foreign currency translation had positive impact of approximately $4.5 million. The remaining increase was primarily due to growth in the closed-circuit television (CCTV) market in the USA, Japan, and Canada, partially offset by a decline in European electronic article surveillance (EAS) sales of $2.4 million. The growth in the US CCTV revenues of $4.8 million can be primarily attributed to enhanced products and applications, as well as a focus on customer service. Labeling services revenues increased by $2.1 million or 5.2% of which approximately $1.7 million was due to the positive impact of foreign currency translation. Increases in barcode labeling systems (BCS) revenues in the USA ($0.8 million), Check-Net revenues in Europe ($0.7 million) and Asia Pacific ($0.7 million), and radio frequency identification (RFID) library system revenues outside the USA ($0.6 million) were largely offset by lower BCS revenues in Europe ($2.4 million) caused by weak retail trading and price competition. Retail merchandising revenues increased by $2.8 million or 11.4%. The positive impact of foreign currency translation was approximately $1.4 million. The remaining increase was primarily due to an increase of $1.5 million in retail display system revenues in Europe partially offset by continued decreases in hand-held labeling systems (HLS) in Europe and the USA. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS.

     Gross Profit

Gross profit for the second quarter 2004 was $77.1 million, or 40.7% of revenues, compared to $75.6 million, or 43.0% of revenues, for the second quarter 2003. The benefit of foreign currency translation on gross profit was approximately $3.0 million in the second quarter of 2004 as compared to the second quarter of 2003. Included in gross profit are research and development costs, which increased from $3.0 million, or 1.7% of revenues, in the second quarter of 2003 to $6.9 million, or 3.6% of revenues, in the second quarter of 2004.

Security gross profit, as a percentage of sales, decreased from 46.4% in the second quarter of 2003 to 46.3% in the second quarter of 2004. Improvements in manufacturing efficiencies and the benefits of a weaker U.S. dollar on

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


products sourced in U.S. dollars but sold in a different currency were offset by increases in field service costs due to large roll-outs. The increase in CCTV revenues as a percentage of security revenues also impacted the security gross profit percentage negatively. Gross profit, as a percentage of net revenues, for labeling services declined from 29.8% in the second quarter of 2003 to 28.9% in the second quarter of 2004. Increased technology spending on RFID library products primarily caused the decline. The retail merchandising gross profit, as a percentage of net revenues, declined from 49.1% in the second quarter of 2003 to 33.9% in the second quarter 2004. The decrease in gross profit as a percentage of net revenues resulted from an increase of $3.7 million in RFID technology spending to support the development of supply chain and in-store merchandising solutions for US and European retailers.

Field service and installation costs for the second quarter of 2004 and 2003 were 9.2% and 8.7% of net revenues, respectively. The increase, as a percentage of net revenues, resulted from an increase in CCTV installations relative to total net revenues.

     Selling, General, and Administrative Expenses

SG&A expenses increased $6.9 million over the second quarter of 2003. Foreign currency translation increased SG&A expenses by approximately $2.5 million. As a percentage of net revenues, SG&A expenses increased from 32.2% to 33.5% due primarily to the Company's ongoing commitment to invest in selling and marketing.

     Other Operating Expense

On August 1, 2004, the Company and ID Security Systems Canada Inc. (ID Systems) entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation between the two companies (see Note 11 of the Consolidated Financial Statements). Payment in full was made on August 5, 2004.

     Interest Expense and Interest Income

Interest expense for the second quarter of 2004 decreased $1.5 million from the comparable quarter in 2003 due to debt repayment and the conversion of subordinated debentures into shares of the Company's common stock. Interest income for the second quarter of 2004 decreased by $0.1 million from the comparable quarter in 2003 (from $0.4 million to $0.3 million) as a result of lower interest rates in the second quarter of 2004.

     Other (Loss)/Gain, net

Other (loss)/gain, net resulted from net foreign currency transaction losses of $(0.2) million for the second quarters of 2004 and 2003.

     Income Taxes

Excluding the tax impact of the ID Systems settlement, the effective tax rate for the second quarter 2004 was 30.6%. For the second quarter 2003, the effective tax rate was 34.1%. The 2003 effective tax rate included an increase in tax related to a change in valuation allowance and an increase in deferred foreign withholding taxes. These items are not reflected in the 2004 effective tax rate. The Company recorded a tax benefit on the ID Systems settlement at the US statutory rate. However, as the ID Systems settlement created a taxable loss in the US, the Company recorded a valuation allowance of $1.9 million on US deferred tax assets related to foreign tax credit carryforwards.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


     Net (Loss)/Earnings

Net (loss)/earnings were $(6.4) million, or $(0.17) per diluted share, in the second quarter 2004 compared to $10.7 million, or $0.29 per diluted share, in the second quarter 2003. The ID Systems settlement resulted in a reduction of net earnings of $14.9 million, or approximately $0.39 per diluted share. The weighted average number of shares used in the diluted earnings per share computation were 38.4 million and 39.8 million for the second quarters of 2004 and 2003, respectively.


First Half 2004 Compared to First Half 2003
-------------------------------------------

     Net Revenues

Revenues for the first six months of 2004 compared to the same period in 2003 increased by $37.8 million or 11.4% from $332.1 million to $369.9 million. Foreign currency translation had a positive impact on revenues of approximately $23.1 million or 7.0% in the first half of 2004 as compared to the second half of 2003.

Security revenues increased by $28.5 million or 13.9% in the first six months of 2004 as compared to the first six months of 2003. Foreign currency translation had a positive impact of approximately $13.3 million. The remaining increase was primarily due to growth in the closed-circuit television (CCTV) market in the USA, Japan, and the UK and in the electronic article surveillance (EAS) market in Asia Pacific, partially offset by a $3.6 million decline in European EAS sales. The growth in the US CCTV revenues can be primarily attributed to enhanced products and applications, as well as a focus on customer service. Labeling services revenues increased by $4.5 million or 5.7% due to the positive impact of foreign currency translation of approximately $5.0 million. The remaining decrease was primarily due to lower barcode labeling systems (BCS) revenues in Europe ($4.1 million) caused by weak retail trading and price competition and a decrease in radio frequency identification (RFID) library system revenues in the USA ($2.0 million) resulting from the timing of several large orders that were recognized in the first quarter of 2003. This was largely offset by increases in BCS revenues in the USA ($2.3 million) and Check-Net revenues in Europe ($1.6 million) and Asia Pacific ($1.1 million). Retail merchandising revenues increased by $4.8 million or 9.8%. The positive impact of foreign currency translation was approximately $4.8 million. Increased retail display system revenues in Europe of $1.7 million were offset by decreased hand-held labeling system (HLS) revenues in Europe and the USA. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS.

     Gross Profit

Gross profit for the first half of 2004 was $148.3 million, or 40.1% of revenues, compared to $138.8 million, or 41.8% of revenues, for the first half of 2003. The benefit of foreign currency translation on gross profit was approximately $9.4 million in the first six months of 2004 as compared to the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (continued)


same period in 2003. Included in gross profit are research and development costs, which increased from $5.4 million, or 1.6% of revenues, in the first half of 2003 to $12.4 million, or 3.4% of revenues, in the first half of 2004.

Security gross profit, as a percentage of sales, decreased from 44.7% in the first six months of 2003 to 44.5% in the first six months of 2004. Improvements in manufacturing efficiencies and the benefits of a weaker U.S. dollar on products sourced in U.S. dollars but sold in a different currency were more than offset by increases in field service costs due to large roll-outs and a $1.6 million increase in technology spending. The increase in CCTV revenues as a percentage of security revenues also impacted the security gross profit percentage negatively. Gross profit, as a percentage of net revenues, for labeling services declined from 29.5% in the first half of 2003 to 27.4% in the first half of 2004. Increased technology spending of $1.1 million on RFID library products and competitive pricing pressures primarily caused the decline. The retail merchandising gross profit, as a percentage of net revenues, declined from 49.1% in the first six months of 2003 to 40.1% in the comparable period of 2004. The decrease resulted primarily from a $4.3 million increase in RFID technology spending to support the development of supply chain and in-store merchandising solutions for US and European retailers.

Field service and installation costs for the first half of 2004 and 2003 were 9.4% and 8.8% of net revenues, respectively. The increase, as a percentage of net revenues, resulted from an increase in CCTV installations relative to total net revenues.

     Selling, General, and Administrative Expenses

SG&A expenses increased $13.9 million over the first six months of 2003. Foreign currency translation increased SG&A expenses by approximately $7.8 million. As a percentage of net revenues, SG&A expenses increased from 33.6% to 33.9% due to the Company's increased investment in selling and marketing.

     Other Operating Expense

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation between the two companies (see Note 11 of the Consolidated Financial Statements). Payment in full was made on August 5, 2004.

     Interest Expense and Interest Income

Interest expense for the first six months of 2004 decreased $2.3 million from the comparable quarter in 2003 due to debt repayment and the conversion of subordinated debentures into shares of the Company's common stock. Interest income for the first half of fiscal 2004 increased by $0.1 million from the comparable quarter in 2003 (from $0.7 million to $0.8 million). Higher cash balances in the first six months of 2004 were largely offset by lower interest rates during the same period.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


     Other (Loss)/Gain, net

Other (loss)/gain, net resulted from net foreign currency transaction losses of $(0.1) million in the first half of fiscal 2004 and gains of $0.5 million in the first half of fiscal 2003.

     Income Taxes

Excluding the tax impact of the ID Systems settlement, the effective tax rate for the first six months of 2004 was 30.0%. For the same period in 2003, the effective tax rate was 34.1%. The 2003 effective tax rate included an increase in tax related to a change in valuation allowance and an increase in deferred foreign withholding taxes. These items are not reflected in the 2004 effective tax rate. The Company recorded a tax benefit on the ID Systems settlement at the US statutory tax rate. However, as the ID Systems settlement created a taxable loss in the US, the Company recorded a valuation allowance of $1.9 million on US deferred tax assets related to foreign tax credit carryforwards.

     Net (Loss)/Earnings

The Company's net (loss)/earnings were $(1.0) million, or $(0.03) per diluted share, for the first six months of 2004 compared to $14.8 million, or $0.42 per diluted share, in the same period of 2003. The ID Systems settlement resulted in a reduction of net earnings of $14.9 million, or approximately $0.39 per diluted share. The weighted average number of shares used in the diluted earnings per share computation were 37.2 million and 39.6 million for the first six months of 2004 and 2003, respectively.

     Exposure to International Operations

Approximately 65.4% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations, which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and, therefore, the future impact that such changes may have on its operations.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)



The Company's operating activities utilized approximately $20.7 million during the first six months of 2004 compared to $23.6 million generated in the same period of 2003. This change from the prior year was primarily attributable to a reduction in accounts payable and accrued compensation of $24.2 million and increases of $12.7 million in inventories and $2.8 million in accounts receivable due to increased revenues. The ID Systems settlement was not paid until the third quarter 2004 and is included in other current liabilities.

At June 27, 2004, EUR 31.2 million (approximately $37.9 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were JPY 300 million (approximately $2.8 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $12.3 million, primarily related to the surety bond posted in connection with the ID Security Systems Canada Inc. litigation.

At June 27, 2004, the Company was in compliance with its debt covenants.

On February 18, 2004, the Company called $60.0 million of its convertible subordinated debentures for redemption on April 13, 2004. The debentures were convertible into common stock at a conversion price of $18.375 per share. Of the called debentures, $47.2 million were converted into 2.570 million shares of the Company's common stock and $12.8 million were redeemed for cash.

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

On March 28, 2003, the Court issued an order which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortious interference and unfair competition from $19 million to $13 million.
On May 20, 2003, the Court further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company.

Both ID Security Systems Canada Inc. and the Company filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. On
August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

covered by the litigation. Payment in full was made on August 5, 2004 from cash on hand and borrowing capacity. Subsequent to the payment, management continues to believe that its anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $100 million revolving credit facility, and cash generated from future operations.

Capital Expenditures

The Company's capital expenditures during the first half of fiscal 2004 totaled $5.1 million compared to $7.8 million during the first half of fiscal 2003.
The decrease in 2004 principally resulted from lower manufacturing-related investments. The Company anticipates capital expenditures to primarily upgrade technology and improve its production capabilities to total approximately
$14 million in 2004.

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

As of June 27, 2004, the Company had currency forward exchange contracts totaling approximately $33.8 million. The contracts are in the various local currencies covering primarily the Company's Western European, Canadian, and Australian operations. Historically, the Company has not purchased currency forward exchange contracts where it is not economically efficient, specifically for its operations in South America and Asia.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)


OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

No new accounting pronouncements and other standards material to the Company were issued in the second quarter of 2004.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in
Item 7a. "Quantitative And Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K/A filed for the year ended
December 28, 2003.


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

On March 28, 2003, the Court issued an order, which vacated the jury verdict on the antitrust claims and reduced the damages award related to tortuous interference and unfair competition from $19 million to $13 million. On
May 20, 2003, the Court further reduced the judgment from $13 million to $10.9 million. On the same date, the Court stayed execution of the judgment upon the posting of a bond in the amount of $11.3 million by the Company.

Both ID Security Systems Canada Inc. and the Company filed appeals to the Third Circuit Court of Appeals related to the various decisions of the Court. Oral arguments for these appeals were heard on March 30, 2004. On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. Payment in full was made on August 5, 2004. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement is in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

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

On October 18, 2002, The United States District, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to above. In addition, the Medi-Care Pharmacy, Inc. case, referred to above, will be voluntarily dismissed, and it has been re-filed in New Jersey and is included in the Stay Order. As a result of the settlement of the litigation with ID Security Systems Canada Inc. described above, an application can be made to the Court to dissolve the Stay Order at this time.

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

All-Tag Security S.A., et al.

On April 22, 2004 the United States District Court For The Eastern District Of Pennsylvania issued an opinion granting All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly "All-Tag") and Sensormatic Electronics Corporation's motion for summary judgment, which was filed on February 15, 2002, and ordered the case closed. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag S.A. and sold by Sensormatic infringed on a patent owned by the Company. The Court determined that the US patent is invalid because the original application failed to identify a co-inventor. The original US application was filed in March 1988 and was scheduled to expire on March 15, 2008. The Company acquired the patent in 1995 when it acquired
Actron AG. On May 24, 2004, the Company filed a Notice of Appeal to the
District Court's decision. The Company's appeal is currently pending before the United States Court of Appeals for the Federal Circuit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on April 29, 2004.

(b) Directors elected at the meeting were: William S. Antle, III,
    W. Craig Burns, John E. Davies, Jr., and R. Keith Elliott. Directors whose term of office as a director continued after the meeting are:
    Robert O. Aders, David W. Clark, Jr., Alan R. Hirsig, George W. Off,
    Jack W. Partridge and Sally Pearson

(c) Shareholders voted upon the election and approved the following three matters:

     (1) The election of William S. Antle, III, W. Craig Burns, John E. Davies, Jr., and R. Keith Elliott as the Company's Class I directors to hold office until the 2007 Annual Shareholders Meeting. Shareholders voted as follows:

      William S. Antle, III  W. Craig Burns  John E. Davies Jr. R. Keith Elliott
      ---------------------  --------------  ------------------ ----------------

For        30,805,001          31,006,693      31,021,220        30,365,773

Against       836,861             635,169         620,642         1,276,089
           ----------          ----------      ----------        ----------

           31,641,862          31,641,862      31,641,862        31,641,862
           ==========          ==========      ==========        ==========

     (2) To approve the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan.

              For                Against         Abstained         Unvoted
           ----------           ---------       -----------       ---------
           18,924,082           5,169,525          75,759         7,472,496


     (3)  To approve the Checkpoint Systems, Inc. 423 Employee Stock Purchase
          Plan:

              For                Against         Abstained         Unvoted
           ----------           ---------       -----------       ---------
           23,084,763           1,026,357          58,247         7,472,495

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1     Rule 13a-14(a)/15d-14(a) Certification of George W. Off,
         Chairman of the Board, President and Chief Executive Officer.

31.2 Rule 13a-a4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

        On April 14, 2004, the Company filed a Current Report on Form 8-K attaching a press release dated April 14, 2004 announcing that the holders of $47.2 million of the $60.0 million of aggregate principal amount of its existing 5-1/4% Convertible Subordinated Debentures due 2005 ("the Notes") called for redemption on April 13, 2004, elected to convert their Notes into 2,569,797 shares of the Company's common stock at a conversion price of $18.375 per share. The shares of Company common stock issuable as a result of the conversion are freely-tradable, unrestricted shares.

        On May 13, 2004 the Company filed a Current Report on Form 8-K attaching a press release dated May 12, 2004 announcing that it intended to restate its financial results for 2002 and 2003.


                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.


/s/W. Craig Burns                                    August 5, 2004
----------------------------
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/Arthur W. Todd                                    August 5, 2004
----------------------------
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

                         INDEX TO EXHIBITS
                         -----------------


Exhibit               Description
----------            -----------

31.1                  Rule 13a-14(a)/15d-14(a) Certification of George W.
                      Off, Chairman of the Board, President and Chief Executive Officer

31.2 Rule 13a-4(a)/15d=14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002.