Form 10-Q
period 2004-09-26
CHECKPOINT SYSTEMS INC
filed 2004-11-05
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 26, 2004
            -------------------------------------------------
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 21, 2004 there were 37,633,601 shares of the Registrant's Common Stock outstanding.

                            CHECKPOINT SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX

                                                              Page No.
                                                              --------
Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                         3

             Consolidated Statements of Operations               4

             Consolidated Statement of Shareholders' Equity      5

             Consolidated Statements of Comprehensive Income     6

             Consolidated Statements of Cash Flows               7

             Notes to Consolidated Financial Statements          8-21

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      22-33

     Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                  34

     Item 4. Controls and Procedures                            34



Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                  34-36

     Item 2. Unregistered Sales of Equity Securities
               and Use of Proceeds                              36

     Item 6. Exhibits                                           36

     SIGNATURES                                                 37

     INDEX TO EXHIBITS                                          38

                            CHECKPOINT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                  Sept. 26,       Dec. 28,
                                                    2004           2003(1)
                                                  --------        --------
ASSETS                                                   (Thousands)
CURRENT ASSETS
  Cash and cash equivalents                       $ 67,337        $110,376
  Accounts receivable, net of allowances
   of $14,449 and $12,003                          155,614         137,494
  Inventories                                       91,545          80,986
  Other current assets                              28,304          32,170
  Deferred income taxes                             13,006          13,076
                                                  --------        --------
  Total current assets                             355,806         374,102
REVENUE EQUIPMENT ON OPERATING LEASE, net            4,463           4,002
PROPERTY, PLANT, AND EQUIPMENT, net                 92,399         100,393
GOODWILL                                           210,719         212,206
OTHER INTANGIBLES, net                              49,996          53,446
OTHER ASSETS                                        26,684          29,173
                                                  --------        --------
TOTAL ASSETS                                      $740,067        $773,322
                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings and current
   portion of long-term debt                      $ 47,788        $ 79,437
  Accounts payable                                  44,730          62,833
  Accrued compensation and related taxes            30,227          36,911
  Other accrued expenses                            33,066          31,653
  Income taxes                                      22,641          28,120
  Unearned revenues                                 28,512          27,813
  Restructuring reserve                              8,432          10,173
  Other current liabilities                         16,277          20,272
                                                  --------        --------
  Total current liabilities                        231,673         297,212
LONG-TERM DEBT, LESS CURRENT MATURITIES             42,243          42,601
CONVERTIBLE SUBORDINATED DEBENTURES                      -          23,753
ACCRUED PENSIONS                                    65,673          65,871
OTHER LONG-TERM LIABILITIES                         17,349          19,588
MINORITY INTEREST                                    1,075           1,007
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, authorized
   500,000 shares, none issued
  Common Stock, par value $.10 per share,            3,967           3,948
   authorized 100,000,000 shares, issued
   39,677,457 and 39,479,407
  Additional capital                               307,446         282,529
  Retained earnings                                102,526          93,422
  Common stock in treasury, at cost,
   2,043,856 shares and 4,640,631 shares           (20,701)        (47,003)
  Accumulated other comprehensive loss             (11,184)         (9,606)
                                                  --------        --------
TOTAL SHAREHOLDERS' EQUITY                         382,054         323,290
                                                  --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $740,067        $773,322
                                                  ========        ========

       See accompanying notes to consolidated financial statements.
(1) Taken from the audited financial statements at December 28, 2003.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Quarter                Nine Months
                                 (13 weeks) Ended        (39 weeks) Ended
                              ---------------------    ---------------------
                              Sept. 26,    Sept. 28,   Sept. 26,    Sept. 28,
                                2004         2003        2004         2003
                              --------     --------    --------     --------
                                         (Restated                (Restated
                                        see Note 14)             see Note 14)
                                   (Thousands, except per share data)


Net revenues                  $192,344     $177,229    $562,260     $509,366
Cost of revenues               113,728      104,039     335,387      297,416
                              --------     --------    --------     --------
Gross profit                    78,616       73,190     226,873      211,950
Selling, general, and
 administrative expenses        61,817       56,118     187,252      167,638
Other operating expense              -            -      19,950            -
                              --------     --------    --------     --------
Operating income                16,799       17,072      19,671       44,312

Interest income                    395          307       1,180        1,031
Interest expense                 1,914        2,632       5,567        8,603
Other (loss)/gain, net             (50)         271        (163)         810
                              --------     --------    --------     --------
Earnings before income taxes
 and minority interest          15,230       15,018      15,121       37,550

Income taxes                     5,061        5,126       5,932       12,817
Minority interest                   52           40          85           74
                              --------     --------    --------     --------
Net earnings                  $ 10,117     $  9,852    $  9,104     $ 24,659
                              ========     ========    ========     ========

Net earnings per share:
 Basic                        $    .27     $    .30    $    .25     $    .75
                              ========     ========    ========     ========
 Diluted                      $    .26     $    .27    $    .24     $    .69
                              ========     ========    ========     ========


       See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                            Nine Months (39 weeks) Ended Sept. 26, 2004
                      -----------------------------------------------------
                                                 Accumu-
                                                 lated
                                                 Other
                              Addit-             Compre-
                      Common  ional    Retained  hensive  Treasury
                      Stock   Capital  Earnings  Loss     Stock      Total
                      ------  -------  --------  -------  --------   -----
                                           (Thousands)
Balance,
December 28, 2003     $3,948  $282,529 $ 93,422 $ (9,606) $(47,003) $323,290
(Common shares:
 issued 39,479,407
 reacquired 4,640,631)
Net income                                9,104                        9,104
Exercise of stock
 options and related
 tax benefits             19     2,625                                 2,644
 (198,050 shares)
Net gain on interest
 rate swap                                           355                 355
Subordinated debentures
 conversion                     22,292                      26,302    48,594
Foreign currency
 translation adjustment                           (1,933)             (1,933)
                      ------  -------- -------- --------  --------  --------
Balance,
September 26, 2004    $3,967  $307,446 $102,526 $(11,184) $(20,701) $382,054
                      ======  ======== ======== ========  ========  ========
(Common shares:
 issued 39,677,457
 reacquired 2,043,856)

          See accompanying notes to consolidated financial statements.

                           CHECKPOINT SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                    Quarter                  Nine Months
                                (13 weeks) Ended          (39 weeks) Ended
                              ---------------------     --------------------
                               Sept. 26,  Sept. 28,     Sept. 26,   Sept. 28,
                                 2004       2003          2004        2003
                               -------     -------      -------     -------
                                         (Restated                (Restated
                                        see Note 14)             see Note 14)
                                               (Thousands)

Net earnings                   $10,117     $ 9,852      $ 9,104     $24,659
Net gain on interest
 rate swap, net of tax              86          70          355           6
Foreign currency
 translation adjustment          1,730       1,857       (1,933)     18,125
                               -------     -------      -------     -------
Comprehensive income           $11,933     $11,779      $ 7,526     $42,790
                               =======     =======      =======     =======


       See accompanying notes to consolidated financial statements.

                            CHECKPOINT SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                Nine Months (39 weeks) Ended
                                                ----------------------------
                                                  Sept. 26,     Sept. 28,
                                                    2004          2003
                                                  --------      --------
                                                               (Restated
                                                              see Note 14)
                                                       (Thousands)
Cash flows from operating activities:
Net earnings                                      $  9,104      $ 24,659
Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation and amortization                    20,028        22,358
   (Gain)on disposal of fixed assets                  (120)          (73)
(Increase)/decrease in current assets, net of
 the effects of acquired companies:
   Accounts receivable                             (16,867)       (1,311)
   Inventories                                     (12,858)       (3,597)
   Other current assets                              2,538        (9,084)
Increase/(decrease) in current liabilities,
 net of the effects of acquired
 companies:
   Accounts payable                                (17,558)       (5,809)
   Income taxes                                     (5,051)          832
   Unearned revenues                                   931         1,185
   Restructuring reserve                            (1,870)       (1,659)
   Other current and accrued liabilities            (8,905)          952
                                                  --------      --------
Net cash (used in)/provided by operating
 activities                                       $(30,628)     $ 28,453
                                                  --------      --------
Cash flows from investing activities:
Acquisition of property, plant, and equipment       (8,136)       (9,991)
Acquisitions, net of cash acquired                    (155)            -
Other investing activities                             879           590
                                                  --------      --------
Net cash used in investing activities             $ (7,412)     $ (9,401)
                                                  --------      --------
Cash flows from financing activities:
Proceeds from stock issuances                        2,167         1,869
Net change in short-term debt                        3,091         1,983
Proceeds of long-term debt                          15,426             -
Payment of long-term debt                          (24,660)      (33,126)
                                                  --------      --------
Net cash used in financing activities             $ (3,976)     $(29,274)
                                                  --------      --------
Effect of foreign currency rate fluctuations
 on cash and cash equivalents                       (1,023)        2,709
                                                  --------      --------
Net decrease in cash and cash
 equivalents                                      $(43,039)     $ (7,513)
Cash and cash equivalents:
Beginning of period                                110,376        54,670
                                                  --------      --------
End of period                                     $ 67,337      $ 47,157
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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at September 26, 2004 and December 28, 2003 and its results of operations and changes in cash flows for the thirty-nine week periods ended September 26, 2004 and September 28, 2003.

Certain reclassifications have been made to the 2003 financial statements and related footnotes to conform to the 2004 presentation.

Variable Interest Entity
------------------------
On February 3, 2004, the Company made a $2.5 million minority investment in Goliath Solutions, a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain-drug, mass merchandise, and convenience store channels of trade, which is considered a variable interest entity (VIE). Management has determined that the Company is the primary beneficiary and has therefore consolidated Goliath Solutions' assets, liabilities, and results of operations in the Company's consolidated financial statements. The creditors (or beneficial interest holders) of Goliath Solutions have no recourse to the general credit of the Company. As of September 26, 2004, the Company's investment in Goliath Solutions was approximately $2.5 million, representing the Company's maximum exposure to loss.

Stock Options
-------------
On September 26, 2004, the Company had three stock-based employee compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model prescribed under Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net earnings and net earnings per share would approximate the pro-forma amounts as follows:

                                     Quarter                Nine Months
                                (13 weeks) Ended        (39 weeks) Ended
                               -------------------     -------------------
                               Sept. 26,  Sept. 28,    Sept. 26,   Sept. 28,
                                 2004       2003         2004        2003
                               -------     -------     -------     -------
                                          (Restated               (Restated
                                         see Note 14)            see Note 14)
                                              (Thousands)

     Net earnings,
      as reported              $10,117     $ 9,852     $ 9,104     $24,659
     Total stock-based
      employee compensation
      expense determined
      under fair value
      based method,
      net of tax                  (704)       (556)     (1,917)     (2,228)
                               -------     -------     -------     -------
     Pro-forma net
      earnings                 $ 9,413     $ 9,296     $ 7,187     $22,431
                               =======     =======     =======     =======

     Net earnings
      per share:

      Basic, as reported       $   .27     $   .30     $   .25     $   .75
                               =======     =======     =======     =======
      Basic, pro-forma         $   .25     $   .28     $   .20     $   .68
                               =======     =======     =======     =======
      Diluted, as reported     $   .26     $   .27     $   .24     $   .69
                               =======     =======     =======     =======
      Diluted, pro-forma       $   .24     $   .26     $   .19     $   .64
                               =======     =======     =======     =======

2. INVENTORIES
                                  September 26,        December 28,
                                     2004                 2003
                                  ------------         -----------
                                            (Thousands)
           Raw materials            $11,406              $ 8,285
           Work in process            3,709                3,547
           Finished goods            76,430               69,154
                                    -------              -------
                                    $91,545              $80,986
                                    =======              =======

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


3. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had intangible assets with a net book value of $50.0 million and $53.4 million as of September 26, 2004 and December 28, 2003, respectively. The following table reflects the components of intangible assets as of September 26, 2004 and December 28, 2003:

                                September 26, 2004      December 28, 2003
                              ----------------------  ----------------------
                Amortizable    Gross                   Gross
                   Life       Carrying  Accumulated   Carrying  Accumulated
                  (years)      Amount   Amortization   Amount   Amortization
                -----------   --------  ------------  --------  ------------
                                               (Thousands)
Customer lists       20        $30,583     $14,096     $31,020     $14,584
Trade name           30         27,939       4,773      28,226       3,763
Patents, license
 agreements        5 to 14      37,069      27,414      37,362      25,439
Other              3 to 6          981         293         952         328
                               -------     -------     -------     -------
                               $96,572     $46,576     $97,560     $44,114
                               =======     =======     =======     =======

Estimated amortization expense for 2004 and each of the five succeeding years is:
                                             (Thousands)
                                2004            $3,943
                                2005            $3,925
                                2006            $3,696
                                2007            $3,643
                                2008            $3,600
                                2009            $3,567

The changes in the carrying amount of goodwill for the nine months ended September 26, 2004, are as follows:

                                     Labeling        Retail
                       Security      Services     Merchandising     Total
                       --------      --------     -------------    -------
                                       (Thousands)
Balance as of
 beginning of
 fiscal year 2004
 (December 29, 2003)   $106,095       $38,433       $67,678       $212,206
Goodwill acquired
 during year                593             -             -            593
Exchange rate changes    (1,286)         (119)         (675)        (2,080)
                       --------       -------       -------       --------
Balance as of
 Sept. 26, 2004        $105,402       $38,314       $67,003       $210,719
                       ========       =======       =======       ========

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Pursuant to SFAS 142 "Goodwill and Other Intangible Assets", the Company will perform its annual assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

4. LONG-TERM DEBT

Long-term debt at September 26, 2004 and December 28, 2003 consisted of the following:
                                             September 26,      December 28,
                                                 2004               2003
                                             ------------       -----------
                                                      (Thousands)
   EUR 244 million variable interest
    rate multi-currency term loan
    maturing in 2006                           $33,032            $45,863
   $100 million multi-currency variable
    interest rate revolving credit
    facility maturing in 2006                   17,707              2,791
   EUR 9.5 million capital lease
    maturing in 2021                            10,354             10,733
   EUR 2.7 million capital lease
    maturing in 2007                             1,375              1,693
   Other capital leases with maturities
    through 2010                                   426                 27
                                               -------            -------
   Total                                        62,894             61,107
   Less current portion                         20,651             18,506
                                               -------            -------
   Total long-term portion (excluding
    convertible subordinated debentures)        42,243             42,601
   Convertible subordinated debentures          23,257             83,753
   Less called portion of convertible
    subordinated debentures                     23,257             60,000
                                               -------            -------
   Total long-term portion                     $42,243            $66,354
                                               =======            =======

On September 26, 2004, EUR 26.9 million (approximately $33.0 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were $15.0 million and JPY 300 million (approximately $2.7 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $1.1 million.

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

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


On September 30, 2004, the Company called for redemption the remaining aggregate principal amount of the convertible subordinated debentures. The redemption, in the amount of $23.3 million, will take place on December 14, 2004. The called debentures are convertible at any time prior to the close of business on December 9, 2004. Each Note in the denomination of $1,000 is convertible, at the holder's option, into 54.4218 shares of the Company's common stock, which is equivalent to a conversion price of $18.375 per share.

5. INCOME TAXES

Income taxes are provided on an interim basis at an estimated effective annual tax rate. The Company's earnings generated by the operations of its Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter. Under
SFAS No. 109, "Accounting for Income Taxes," deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company is currently studying the impact of the law, particularly with respect to the U.S. tax treatment of domestic manufacturing activities, repatriation of foreign earnings and foreign tax credit carryforwards.

6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                     Quarter               Nine Months
                                (13 weeks) Ended        (39 weeks) Ended
                               -------------------    --------------------
                               Sept. 26,   Sept. 28,   Sept. 26,  Sept. 28,
                                 2004        2003        2004       2003
                               -------     -------     -------     -------
                                         (Restated               (Restated
                                        see Note 14)            see Note 14)
                                   (Thousands, except per share amounts)
Basic earnings
 per share:

Net earnings                   $10,117     $ 9,852     $ 9,104    $ 24,659
                               =======     =======     =======     =======
Weighted average common
 stock outstanding              37,622      32,847      36,722      32,777
                               =======     =======     =======     =======
Basic earnings per share       $   .27     $   .30     $   .25     $   .75
                               =======     =======     =======     =======

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Diluted earnings
 per share:

Net earnings                   $10,117     $ 9,852     $ 9,104     $24,659

Interest on subordinated
 debentures, net of tax            198         961           -       2,882
                               -------     -------     -------     -------
Net earnings available
 for dilutive securities       $10,315     $10,813     $ 9,104     $27,541
                               =======     =======     =======     =======
Weighted average common
 stock outstanding              37,622      32,847      36,722      32,777

Additional common shares
 resulting from stock
 options (1)                       718         803         873         465

Additional common shares
 resulting from subordinated
 debentures                      1,266       6,528          - (2)    6,528
                               -------     -------     -------     -------

Weighted average common
 stock and dilutive stock
 outstanding                    39,606      40,178      37,595      39,770
                               =======     =======     =======     =======

Diluted earnings per share     $   .26     $   .27     $   .24     $   .69
                               =======     =======     =======     =======


(1) Excludes approximately 1,532, 878, 1,160 and 1,779 anti-dilutive outstanding stock options for the third quarters of 2004 and 2003, and the first nine months of 2004 and 2003, respectively.
(2) The conversion of 2,358 common shares from the subordinated debentures is not included as it is anti-dilutive.

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 were as follows:

                                    Quarter               Nine Months
                               (13 weeks) Ended        (39 weeks) Ended
                             --------------------    --------------------
                             Sept. 26,  Sept. 28,     Sept. 26,  Sept. 28,
                               2004       2003          2004       2003
                             --------   --------      --------   --------
                                              (Thousands)

Interest                       $1,054     $ 1,120      $4,064     $ 7,108
Income tax payments, net       $4,522     $10,842      $6,850     $13,949

During the first nine months of 2004, $47.7 million of convertible subordinated debentures were converted into 2.597 million shares of the Company's common stock.

8. PROVISION FOR RESTRUCTURING

In the fourth quarter of 2003, the Company established a shared services initiative in Europe and a manufacturing cost reduction program. As of the end of the third quarter of 2004, the manufacturing cost reduction program, which included 373 of the 512 planned employee terminations, was complete. An additional 30 of the planned employee terminations, relating to the shared services initiative, had occurred as of September 26, 2004. The Company expects the remaining planned terminations and actions to be completed by the end of 2005. Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $7.8 million.

                                  Accrual         Cash         Accrual
                                    at           Payments         at
                                 Beginning    (and Exchange    Sept. 26,
                                  of 2004(1)   Rate Changes)     2004(2)
                                 -----------   ------------    --------
                                               (Thousands)
Severance and other employee-
 related charges                  $ 8,878        $(1,751)       $ 7,127
Lease termination costs             1,295             10          1,305
                                  -------        -------        -------
                                  $10,173        $(1,741)       $ 8,432
                                  =======        =======        =======

(1) Includes restructuring costs prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $2,178, of which $1,305 relates to lease termination costs.

                             CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


9. OTHER OPERATING EXPENSE

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation between the two companies (see Note 11). This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004.

10. PENSION BENEFITS

The components of net periodic benefit cost for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 were as follows:

                                     Quarter               Nine Months
                                (13 weeks) Ended        (39 weeks) Ended
                              --------------------    --------------------
                               Sept. 26,  Sept. 28,    Sept. 26,   Sept. 28,
                                 2004       2003         2004        2003
                               --------   --------     --------    --------
Service cost                    $  328     $  338       $1,009      $  976
Interest cost                      925        830        2,785       2,447
Expected (gain)/loss on plan
 assets                             (1)        (1)          (4)         (3)
Amortization of prior
 service cost                        1          1            3           2
Amortization of net
 loss                               28         27           86          78
                                ------      ------      ------      ------
Net benefit cost                $1,281     $1,195       $3,879      $3,500
                                ======     ======       ======      ======

The Company expects the cash requirements for funding the pension benefits to be approximately $3.4 million during fiscal 2004, including $2.4 million which was funded during the nine months ended September 26, 2004.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


11. CONTINGENT LIABILITIES AND SETTLEMENTS

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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004. The settlement did not cause the Company to be in default on any its debt covenants. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement is in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that the claims are baseless both in fact and in law and believes that, based on input from outside legal counsel, it is not probable the claims will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


Warranty Reserves

The Company provides product warranties for its various products. These warranties vary in length depending on product and geographical region. The Company establishes its warranty reserves based on historical data of warranty transactions.

The following table sets forth the movements in the warranty reserve:

                                       Quarter              Nine Months
                                  (13 weeks) Ended       (39 weeks) Ended
                                --------------------    --------------------
                                 Sept. 26,   Sept. 28,   Sept. 26,   Sept. 28,
                                   2004        2003        2004        2003
                                 --------    --------    --------    --------
                                                (Thousands)

Balance at the beginning
 of the period                    $4,753      $4,373      $4,591      $4,002

Accruals for warranties
 issued                           $  172      $  396      $  967      $  892
Accruals related to
 pre-existing warranties,
 including changes
 in estimate                          18         (27)         33         (27)
                                  ------      ------      ------      ------
Total accruals                    $  190      $  369      $1,000      $  865
Settlement made                     (241)       (271)       (868)       (656)
Foreign currency
 translation adjustment               57         (15)         36         245
                                  ------      ------      ------      ------
Balance at the end of period      $4,759      $4,456      $4,759      $4,456
                                  ======      ======      ======      ======

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


12. BUSINESS SEGMENTS
                                       Quarter              Nine Months
                                  (13 weeks) Ended       (39 weeks) Ended
                                --------------------    --------------------
                                 Sept. 26,   Sept. 28,   Sept. 26,   Sept. 28,
                                   2004        2003        2004        2003
                                 --------    --------    --------    --------
                                                  (Thousands)
Business segment net revenues:
   Security                      $131,858    $117,104    $365,053    $321,829
   Labeling Services               36,556      36,688     119,042     114,703
   Retail Merchandising            23,930      23,437      78,165      72,834
                                 --------    --------    --------    --------
Total                            $192,344    $177,229    $562,260    $509,366
                                 ========    ========    ========    ========
Business segment gross profit:
   Security                      $ 58,279    $ 52,640    $162,143    $144,204
   Labeling Services                9,210       9,985      31,852      33,032
   Retail Merchandising            11,127      10,565      32,878      34,714
                                 --------    --------    --------    --------
Total gross profit               $ 78,616    $ 73,190    $226,873    $211,950
Operating expenses                 61,817      56,118     207,202     167,638
Interest expense, net               1,519       2,325       4,387       7,572
Other (loss)/gain, net                (50)        271        (163)        810
                                 --------    --------    --------    --------
Earnings before income taxes     $ 15,230    $ 15,018    $ 15,121    $ 37,550
                                 ========    ========    ========    ========

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


13. NEW ACCOUNTING PRONOUNCEMENTS AND OTHER STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for fiscal years ending after December 15, 2003. Disclosure of certain information regarding foreign defined benefit plans are effective for the fiscal years ending after June 15, 2004. Disclosure of the estimated future benefits is also deferred for companies until fiscal years ending after June 15, 2004. The Company has adopted the effective provisions of SFAS 132 (revised 2003) in the fourth quarter ended December 28, 2003 with no material effect on its consolidated financial statements (see note 10 for the Company's interim disclosures regarding pensions). All of the Company's pension plans are outside the USA and as a result, certain of the annual disclosure provisions are not effective for the Company until the fiscal year ending December 26, 2004. The Company will adopt these provisions in the fourth quarter ending December 26, 2004 with no material effect on its consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principle of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items
(a)-(e) in paragraph 17 of SFAS 131. The consensus applies to fiscal years ending after October 13, 2004. The Company is currently evaluating the impact of applying this guidance.

                            CHECKPOINT SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

14. RESTATEMENT

On May 21, 2004 the Company filed Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (Form 10-K/A) to restate the Company's financial results for the fiscal years 2002 and 2003 following the Company's discovery of errors in the computation of its income tax expense relating to tax credits on the income from the Company's Puerto Rico operations as well as certain foreign income inclusions for U.S. tax purposes for fiscal years 2002 and 2003. The Company has also restated its consolidated statements of operations for the quarter and nine months ended September 28, 2003 that are included in this quarterly report on Form 10-Q.

In 1996, Congress revised the Section 936 credit for U.S. manufacturers doing business in Puerto Rico. The tax credits expire for fiscal years beginning after December 31, 2005. The U.S. Internal Revenue Code provides limitations on the use of the tax credits during a phase-out period for years 2002-2005. The Company made an error in computing the limitation during the phase-out period.

The effects of the adjustments are summarized as follows:

                                       Previously        As
                                        reported      restated
                                       ----------     --------
Consolidated Statement of Operations
 for the quarter ended September 28,
 2003
Income taxes                            $  4,956      $  5,126
Net earnings                            $ 10,022      $  9,852

Consolidated Statement of Operations
 for the nine months ended September 28,
 2003
Income taxes                            $ 12,391      $ 12,817
Net earnings                            $ 25,085      $ 24,659

The restatement did not change the diluted earnings per share for the quarter ended September 28, 2003 of $.27. The restatement reduced diluted earnings per share for the nine months ended September 28, 2003 from $.70 to $.69, but had no effect on cash flows.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results: (1) changes in international business conditions; (2) foreign currency exchange rate and interest rate fluctuations; (3) lower than anticipated demand by retailers and other customers for the Company's products, particularly in the current economic environment; (4) slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion;
(5) possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; (6) the Company's ability to provide and market innovative and cost-effective products; (7) the development of new competitive technologies; (8) the Company's ability to maintain its intellectual property;
(9) competitive pricing pressures causing profit erosion; (10) the availability and pricing of component parts and raw materials; (11) possible increases in the payment time for receivables, as a result of economic conditions or other market factors; (12) changes in regulations or standards applicable to the Company's products; (13) unanticipated liabilities or expenses; (14) adverse determinations in pending litigation affecting the Company; and (15) the impact of adverse determinations in pending litigation on liquidity and debt covenant compliance. More information about potential factors that could affect the Company's business and financial results is included in the Company's Annual Report on Form 10-K/A for the year ended December 28, 2003, and the Company's other Securities and Exchange Commission filings.

Critical Accounting Policies and Estimates
------------------------------------------

Except as noted below, there has been no change to the Company's critical accounting policies and estimates, contained in Item 7 "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" of the Company's Annual Report on Form 10-K/A filed for the year ended December 28, 2003.

Pension Plans. The Company has various unfunded pension plans outside the USA. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates and merit and promotion increases. The Company is required to consider current market conditions, including changes in interest rates in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in interest rates of .25% would have a $0.2 million effect on pension expense.

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

Overview
--------
Checkpoint Systems, Inc. is a multinational company that manufactures and markets labeling systems designed to improve efficiency, reduce costs, and provide value-added label solutions for customers across many markets and industries. The Company is a leading provider and earns revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television
(CCTV), radio frequency identification (RFID) systems, barcode labeling systems (BCS), hand-held labeling systems (HLS) and retail merchandising systems. Applications include automatic identification, retail security and pricing and promotional labels. Operating directly in 30 countries, the Company has a global network of subsidiaries and distributors, and provides customer service and technical support around the world.

The Company's results are heavily dependent upon sales to the retail market. The Company's customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of the Company's revenues and operations are located outside the USA, fluctuations in foreign currency exchange rates have a significant impact on reported results.

The Company's business plan is to generate sustained revenue growth through increased investments in product development and marketing. The Company intends to fund these investments through product cost and operating expense reductions.

Revenue for the third quarter and first nine months of 2004 increased 8.5% and 10.4%, respectively, over the comparable periods in 2003. Foreign currency translation had a positive impact on revenue of approximately 4.9% and 6.2%, respectively, for the third quarter and nine months ended September 26, 2004. The increases in sales for the third quarter and nine months ended September 26, 2004 were due primarily to continued growth in the Company's CCTV and EAS businesses in North America and Japan partially offset by the ongoing declines in EAS and BCS businesses in Europe which were impacted by the continued difficult market conditions in this region. The HLS business continued to decline as retailers transition from hand-held price labeling to automated barcoding and scanning.

The net income for the third quarter and the first nine months of 2004 was $10.1 million and $9.1 million, respectively. These results reflected growth in revenue on a constant currency basis (current period figures translated at prior period foreign exchange rates), product margins consistent with prior periods, and an increase in research and development and general and administrative expenses. The increase in spending offset the benefit to earnings resulting from an increase in revenue, reduced interest expense, and the positive impact of exchange rates. Additionally, the results for the first nine months include the settlement of the ID Security Systems Canada Inc. case for $19.95 million which is reported in other operating expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Future financial results will be dependent upon the Company's ability to expand the functionality of its existing products lines, develop or acquire new products for sale through its global distribution channels, and reduce the cost of its products and infrastructure to respond to competitive pricing pressures.

The Company's strong base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, barcode printers, and hand-held labeling tools), repeat customer business, and its borrowing capacity should provide the Company with adequate cash flow and liquidity to execute its business plan.

Third Quarter 2004 Compared to Third Quarter 2003
---------------------------------------------------
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:
                                                             Percentage Change
                              Percentage of Total Revenues   In Dollar Amounts
                              ----------------------------   -----------------
                               Sept. 26,        Sept. 28,         2004 vs.
Quarter (13 weeks) Ended          2004             2003            2003
----------------------------    --------        --------         --------
                                               (Restated
                                              see Note 14)
Net revenues
 Security                         68.6%           66.1%           12.6%
 Labeling Services                19.0            20.7            (0.4)
 Retail Merchandising             12.4            13.2             2.1
                                 -----           -----           -----
Net revenues                     100.0           100.0             8.5

Cost of revenues
 Product and service costs        56.1            56.4             7.9
 Research and development          3.0             2.3            44.5
                                 -----           -----           -----
 Total cost of revenues           59.1            58.7             9.3

Total gross profit                40.9            41.3             7.4

Selling, general, and
 administrative expenses          32.2            31.7            10.2
Other operating expense              -               -               -
                                 -----           -----           -----
Operating income                   8.7             9.6            (1.6)

Interest income                    0.2             0.2            28.7
Interest expense                   1.0             1.5           (27.3)
Other (loss)/gain, net               -             0.2          (118.5)
                                 -----           -----           -----
Earnings before income taxes
 And minority interest             7.9             8.5             1.4
Income taxes                       2.6             2.9            (1.3)
Minority interest                    -               -            30.0
                                 -----           -----           -----
Net earnings                       5.3             5.6             2.7
                                 =====           =====           =====

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

     Net Revenues

Revenues for the third quarter 2004 compared to the third quarter 2003 increased by $15.1 million or 8.5% from $177.2 million to $192.3 million. Foreign currency translation had a positive impact on revenues of approximately $8.7 million or 4.9% in the third quarter of 2004 as compared to the third quarter of 2003.

Security revenues increased by $14.8 million or 12.6% in the third quarter of 2004 as compared to the third quarter of 2003. Foreign currency translation had a positive impact of approximately $5.2 million. The remaining increase was primarily due to growth in CCTV revenues in the USA ($10.2 million) and Japan ($0.8 million), partially offset by a decline in European EAS sales of $2.0 million. The growth in the US CCTV revenues can be primarily attributed to enhanced products and applications, as well as a focus on customer service.

Labeling services revenues decreased by $0.1 million or 0.4%. The positive impact of foreign currency translation was approximately $1.8 million. The remaining decrease was primarily due to lower BCS revenues in Europe ($2.1 million) caused by weak retail trading and price competition and a decrease in RFID library system revenues in the USA ($0.6 million) resulting from delayed purchasing decisions by customers caused by increased competition. This was partially offset by increases in Check-Net revenues in Europe ($0.7 million).

Retail merchandising revenues increased by $0.5 million or 2.1%. The positive impact of foreign currency translation was approximately $1.7 million. The remaining decrease was primarily due to continued decreases in HLS revenues in Europe ($1.5 million) partially offset by an increase of $0.4 million in retail display system revenues in Europe. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS.

     Gross Profit

Gross profit for the third quarter 2004 was $78.6 million, or 40.9% of revenues, compared to $73.2 million, or 41.3% of revenues, for the third quarter 2003. The benefit of foreign currency translation on gross profit was approximately $3.6 million in the third quarter of 2004 as compared to the third quarter of 2003. Included in gross profit are research and development costs, which increased from $4.0 million, or 2.3% of revenues, in the third quarter of 2003 to $5.8 million, or 3.0% of revenues, in the third quarter of 2004.

Security gross profit, as a percentage of sales, decreased to 44.2% in the third quarter of 2004 from 45.1% in the third quarter of 2003. Improvements in manufacturing efficiencies and the benefits of a weaker U.S. dollar on products sourced in U.S. dollars but sold in a different currency were offset by an unfavorable product mix. The increase in CCTV revenues as a percentage of security revenues reduced the security gross profit percentage because the gross profit percentage of the CCTV business is lower than that of the EAS business.

Gross profit, as a percentage of net revenues, for labeling services declined to 25.2% in the third quarter of 2004 from 27.2% in the third quarter of 2003. Increased technology spending on RFID library products primarily caused the decline.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


The retail merchandising gross profit, as a percentage of net revenues, increased to 46.5% in the third quarter 2004 from 44.5% in the third quarter of 2003. The increase in gross profit as a percentage of net revenues resulted from manufacturing efficiencies in Europe, which are not expected to continue in the future.

Field service and installation costs for the third quarter of 2004 and 2003 were 9.0% and 9.3% of net revenues, respectively. The decrease, as a percentage of net revenues, resulted from improved utilization of field service and installation resources due to increased levels of activity.

     Selling, General, and Administrative Expenses

SG&A expenses increased $5.7 million over the third quarter of 2003. Foreign currency translation increased SG&A expenses by approximately $2.8 million. The remaining increase resulted from higher expenses in management, finance, and administration. The increase in finance and administration related to compliance with legal regulations associated with the Sarbanes-Oxley Act. As a percentage of net revenues, SG&A expenses increased from 31.7% to 32.1%.

     Interest Expense and Interest Income

Interest expense for the third quarter of 2004 decreased $0.8 million from the comparable quarter in 2003 due primarily to lower overall debt levels resulting from debt repayment and the conversion of subordinated debentures into shares of the Company's common stock, partially offset by income tax-related interest charges. Interest income for the third quarter of 2004 increased by $0.1 million from the comparable quarter in 2003 (from $0.3 million to $0.4 million) as a result of higher cash balance in third quarter 2004 compared to third quarter 2003.

     Other (Loss)/Gain, net

Other (loss)/gain, net resulted from a net foreign currency transaction loss of $(0.1) million for the third quarter of 2004 and a net foreign currency transaction gain of $0.3 million in third quarter 2003.

     Income Taxes

The effective tax rate for the third quarter 2004 was 33.2%. For the third quarter 2003, the effective tax rate was 34.1%. The 2004 effective tax rate includes an increase in tax principally related to tax audit adjustments. In comparison, the 2003 effective tax rate included an increase resulting from adjustments related to a change in valuation allowance and an increase in deferred foreign withholding taxes, which did not occur in 2004.

     Net Earnings

Net earnings were $10.1 million, or $0.26 per diluted share, in the third quarter 2004 compared to $9.9 million, or $0.27 per diluted share, in the third quarter 2003. The weighted average number of shares used in the diluted earnings per share computation were 39.6 million and 40.2 million for the third quarters of 2004 and 2003, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


First Nine Months 2004 Compared to First Nine Months 2003
----------------------------------------------------------

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:
                                                             Percentage Change
                              Percentage of Total Revenues   In Dollar Amounts
                              ----------------------------   -----------------
                                Sept. 26,        Sept. 28,       2004 vs.
Nine Months (39 weeks) Ended       2004            2003            2003
----------------------------    --------         --------        --------
                                               (Restated
                                              see Note 14)
Net revenues
 Security                         64.9%           63.2%           13.4%
 Labeling Services                21.2            22.5             3.8
 Retail Merchandising             13.9            14.3             7.3
                                 -----           -----           -----
Net revenues                     100.0           100.0            10.4

Cost of revenues
 Product and service costs        56.4            56.5            10.2
 Research and development          3.2             1.9            92.6
                                 -----           -----           -----
 Total cost of revenues           59.6            58.4            12.8

Total gross profit                40.4            41.6             7.0

Selling, general, and
 administrative expenses          33.3            32.9            11.7
Other operating expense            3.6               -               -
                                 -----           -----           -----
Operating income                   3.5             8.7           (55.6)

Interest income                    0.2             0.2            14.5
Interest expense                   1.0             1.7           (35.3)
Other (loss)/gain, net               -             0.1          (120.1)
                                 -----           -----           -----
Earnings before income taxes
 And minority interest             2.7             7.3           (59.7)

Income taxes                       1.1             2.5           (53.7)
Minority interest                    -               -            14.9
                                 -----           -----           -----
Net earnings                       1.6%            4.8%          (63.1)%
                                 =====           =====           =====

     Net Revenues

Revenues for the first nine months of 2004 compared to the same period in 2003 increased by $52.9 million or 10.4% from $509.4 million to $562.3 million. Foreign currency translation had a positive impact on revenues of approximately $31.8 million or 6.2% in the first nine months of 2004 as compared to the first nine months of 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


Security revenues increased by $43.2 million or 13.4% in the first nine months of 2004 as compared to the first nine months of 2003. Foreign currency translation had a positive impact of approximately $18.5 million. The remaining increase was primarily due to growth in the CCTV market in the USA, Japan, and the UK and in the EAS market in Asia Pacific, partially offset by a $5.6 million decline in European EAS sales. The $25.5 million growth in the US CCTV revenues can be primarily attributed to enhanced products and applications, as well as a focus on customer service.

Labeling services revenues increased by $4.3 million or 3.8% due to the positive impact of foreign currency translation of approximately $6.8 million. The remaining decrease was primarily due to lower BCS revenues in Europe ($6.2 million) caused by weak retail trading and price competition and a decrease in RFID library system revenues in the USA ($2.6 million) resulting from the timing of several large orders that were recognized in the first nine months of 2003. This was largely offset by increases in BCS revenues in the USA ($2.3 million) and Check-Net revenues in Europe ($2.4 million) and Asia Pacific ($1.3 million).

Retail merchandising revenues increased by $5.3 million or 7.3%. The positive impact of foreign currency translation was approximately $6.4 million. Increased retail display system revenues in Europe of $2.1 million were offset by decreased HLS revenues in Europe of $3.2 million. The continuing transition from hand-held price labeling to automated barcoding and scanning by retailers caused the decline in HLS.

     Gross Profit

Gross profit for the first nine months of 2004 was $226.9 million, or 40.4% of revenues, compared to $212.0 million, or 41.6% of revenues, for the first nine months of 2003. The benefit of foreign currency translation on gross profit was approximately $13.0 million in the first nine months of 2004 as compared to the same period in 2003. Included in gross profit are research and development costs, which increased from $9.4 million, or 1.9% of revenues, in the first nine months of 2003 to $18.2 million, or 3.2% of revenues, in the first nine months of 2004.

Security gross profit, as a percentage of sales, decreased to 44.4% in the first nine months of 2004 from 44.8% in the first nine months of 2003. Improvements in manufacturing efficiencies and the benefits of a weaker U.S. dollar on products sourced in U.S. dollars but sold in a different currency were more than offset by increases in field service costs due to large roll-outs. The increase in CCTV revenues as a percentage of security revenues also impacted the security gross profit percentage negatively.

Gross profit, as a percentage of net revenues, for labeling services declined to 26.8% in the first nine months of 2004 from 28.8% in the first nine months of 2003. Increased technology spending of $1.3 million on RFID library products and competitive pricing pressures on BCS products primarily caused the decline.

The retail merchandising gross profit, as a percentage of net revenues, declined to 42.1% in the comparable period of 2004 from 47.7% in the first nine months of 2003. The decrease resulted primarily from a $4.5 million increase in RFID technology spending to support the development of supply chain and in-store merchandising solutions for US and European retailers.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)

Field service and installation costs for the first nine months of 2004 and 2003 were 9.3% and 9.0% of net revenues, respectively. The increase, as a percentage of net revenues, resulted from an increase in CCTV installations relative to total net revenues.

     Selling, General, and Administrative Expenses

SG&A expenses increased $19.6 million over the first nine months of 2003. Foreign currency translation increased SG&A expenses by approximately $10.6 million. The remaining increase resulted from investments in selling and marketing and increased expenses in management, finance, and administration. The increase in finance and administration related to compliance with legal regulations associated with the Sarbanes-Oxley Act. As a percentage of net revenues, SG&A expenses increased from 32.9% to 33.3%.

     Other Operating Expense

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation between the two companies (see Note 11 of the Consolidated Financial Statements). This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004.

     Interest Expense and Interest Income

Interest expense for the first nine months of 2004 decreased $3.0 million from the comparable period in 2003 due primarily to lower overall debt levels resulting from debt repayment and the conversion of subordinated debentures into shares of the Company's common stock. Interest income for the first nine months of fiscal 2004 increased by $0.1 million from the comparable quarter in 2003 (from $1.0 million to $1.1 million). Higher cash balances in the first nine months of 2004 were largely offset by lower interest rates during the same period.

     Other (Loss)/Gain, net

Other (loss)/gain, net resulted from a net foreign currency transaction loss of $(0.2) million in the first nine months of fiscal 2004 and a gain of $0.8 million in the first nine months of fiscal 2003.

     Income Taxes

Excluding the tax impact of the ID Systems settlement, the effective tax rate for the first nine months of 2004 was 31.4%. For the same period in 2003, the effective tax rate was 34.1%. The 2004 effective tax rate includes an increase in tax principally related to tax audit adjustments. In 2004, the Company recorded a tax benefit on the ID Systems settlement at the US statutory tax rate. However, as the ID Systems settlement created a taxable loss in the US, the Company recorded a valuation allowance of $1.9 million on US deferred tax assets related to foreign tax credit carryforwards. In comparison, the 2003 effective tax rate included an increase resulting from adjustments related to a change in valuation allowance and an increase in deferred foreign withholding taxes, which did not occur in 2004.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (continued)


     Net Earnings

The Company's net earnings were $9.1 million, or $0.24 per diluted share, for the first nine months of 2004 compared to $24.7 million, or $0.69 per diluted share, in the same period of 2003. The ID Systems settlement resulted in a reduction of net earnings of $14.9 million, or approximately $0.39 per diluted share. The weighted average number of shares used in the diluted earnings per share computation were 37.6 million and 39.8 million for the first nine months of 2004 and 2003, respectively.

Exposure to International Operations

Approximately 64.1% of the Company's sales are made in currencies other than U.S. dollars. Sales denominated in currencies other than U.S. dollars increase the Company's potential exposure to currency fluctuations, which can affect results. Management cannot predict, with any degree of certainty, changes in currency exchange rates and, therefore, the future impact that such changes may have on its operations.

Restructuring

In the fourth quarter of 2003, the Company established a shared services initiative in Europe and a manufacturing cost reduction program. As of the end of the third quarter of 2004, the manufacturing cost reduction program, which included 373 of the 512 planned employee terminations, was complete. An additional 30 of the planned employee terminations, relating to the shared services initiative, had occurred as of September 26, 2004. The Company expects the remaining planned terminations and actions to be completed by the end of 2005. Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $7.8 million. Upon completion, the annual savings are expected to be approximately $8.5 million.

                                  Accrual         Cash         Accrual
                                    at           Payments         at
                                 Beginning    (and Exchange    Sept. 26,
                                 of 2004(1)   Rate Changes)     2004(2)
                                 -----------   ------------    --------
                                               (Thousands)
Severance and other employee-
 related charges                  $ 8,878        $(1,751)       $ 7,127
Lease termination costs             1,295             10          1,305
                                  -------        -------        -------
                                  $10,173        $(1,741)       $ 8,432
                                  =======        =======        =======

(1) Includes restructuring costs prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $2,178, of which $1,305 relates to lease termination costs.

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

The Company's operating activities used approximately $30.6 million of cash during the first nine months of 2004 compared to $28.5 million generated in the same period of 2003. This change from the prior year was primarily attributable to the payment of the ID Security Systems Canada Inc. settlement of $19.95 million, a seasonal reduction in accounts payable and accrued compensation of $23.9 million, and increases of $12.9 million in inventories and $16.9 million in accounts receivable due to increased revenues.

At September 26, 2004, EUR 26.9 million (approximately $33.0 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were $15.0 million and JPY 300 million (approximately $2.7 million). The availability under the $100 million multi-currency revolving credit facility has been reduced by letters of credit totaling $1.1 million.

At September 26, 2004, the Company was in compliance with its debt covenants.

On February 18, 2004, the Company called $60.0 million of its convertible subordinated debentures for redemption on April 13, 2004. The debentures were convertible into common stock at a conversion price of $18.375 per share. Of the called debentures, $47.2 million were converted into 2.570 million shares of the Company's common stock and $12.8 million were redeemed for cash.

On September 30, 2004, the company called for redemption the remaining aggregate principal amount of the convertible subordinated debentures. The redemption, in the amount of $23.3 million, will take place on December 14, 2004. The called debentures are convertible at any time prior to the close of business on December 9, 2004. Each Note in the denomination of $1,000 is convertible, at the holder's option, into 54.4218 shares of the Company's common stock, which is equivalent to a conversion price of $18.375 per share.

The Company does not anticipate paying any cash dividend in the near future and is limited by existing covenants in the Company's debt instruments with regard to paying dividends.

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004 from cash on hand and borrowing capacity. The settlement did not cause the Company to be in default on any its debt covenants. Subsequent to the payment, management continues to believe that its anticipated cash needs for the foreseeable

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


future can be funded from cash and cash equivalents on hand, the availability under the $100 million revolving credit facility, and cash generated from future operations.

Capital Expenditures

The Company's capital expenditures during the first nine months of fiscal 2004 totaled $8.1 million compared to $10.0 million during the first nine months of fiscal 2003. The decrease in 2004 principally resulted from lower manufacturing-related investments. The Company anticipates capital expenditures to primarily upgrade technology and improve its production capabilities to total approximately $12 million in 2004.

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

As of September 26, 2004, the Company had currency forward exchange contracts totaling approximately $22.2 million. The contracts are in the various local currencies covering primarily the Company's Western European, Canadian, and Australian operations. Historically, the Company has not purchased currency forward exchange contracts where it is not economically efficient, specifically for its operations in South America and Asia.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


OTHER MATTERS
-------------

New Accounting Pronouncements and Other Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for fiscal years ending after December 15, 2003. Disclosure of certain information regarding foreign defined benefit plans are effective for the fiscal years ending after June 15, 2004. Disclosure of the estimated future benefits is also deferred for companies until fiscal years ending after June 15, 2004. The Company has adopted the effective provisions of SFAS 132 (revised 2003) in the fourth quarter ended December 28, 2003 with no material effect on its consolidated financial statements (see note 10 for the Company's interim disclosures regarding pensions). All of the Company's pension plans are outside the USA and as a result, certain of the annual disclosure provisions are not effective for the Company until the fiscal year ending December 26, 2004. The Company will adopt these provisions in the fourth quarter ending December 26, 2004 with no material effect on its consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds," which clarifies the guidance in paragraph 19 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principle of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items
(a)-(e) in paragraph 17 of SFAS 131. The consensus applies to fiscal years ending after October 13, 2004. The Company is currently evaluating the impact of applying this guidance.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in Item 7a. "Quantitative And Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K/A filed for the year ended December 28, 2003.


Item 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

There have not been any changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first nine months of 2004 that have materially affected, or are reasonably likely to affect materially, the Company's internal control over financial reporting.


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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc. (Civil Action No. 99-CV-577)

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by this litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement is in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

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

On October 2, 2002,a civil action was filed in the United States District Court, District of New Jersey (Camden) designated as Docket No. 02-CV-4777(JBS) by plaintiff Baby Mika, Inc. against Checkpoint Systems, Inc. and served on October 7, 2002.

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that the claims are baseless both in fact and in law and believes that, based on input from outside legal counsel, it is not probable the claims will be upheld and that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

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


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2004, the Compensation Committee of the Board of Directors approved a grant of non-qualified options to purchase 200,000 shares of the Company's common stock at an exercise price of $17.74 per share as an inducement to hire the Company's President - North America. The options, which were granted pursuant to the exemption from registration provided by section 4(2) of the Securities Act, vest in three equal installments over a three year period.



Item 6.  EXHIBITS

3.1 Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

3.2 By-Laws, as Amended and Restated, are hereby incorporated by Reference to the Registrant's 1992 Form 10-K, filed with the SEC on March 25, 1993.

10.1     Employment Agreement with David C. Donnnan.

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

CHECKPOINT SYSTEMS, INC.


/s/W. Craig Burns                                      November 5, 2004
----------------------------
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer


/s/Arthur W. Todd                                      November 5, 2004
----------------------------
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

INDEX TO EXHIBITS
-----------------


Exhibit               Description
----------            -----------

10.1                  Employment Agreement with David C. Donnnan

31.1                  Rule 13a-14(a)/15d-14(a) Certification of George W.
                      Off, Chairman of the Board, President and Chief Executive Officer

31.2 Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002