Form 10-K
period 2004-12-26
CHECKPOINT SYSTEMS INC
filed 2005-03-11
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004 Commission File No. 1-11257

CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

Pennsylvania	22-1895850

(State of Incorporation)	(IRS Employer Identification No.)

101 Wolf Drive, PO Box 188, Thorofare, New Jersey	08086

(Address of principal executive offices)	(Zip Code)

856-848-1800

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

Common Stock Purchase Rights	New York Stock Exchange

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

Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or on any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer, (as defined in Rule 12b-2 of the Act).

Yes    No

As of June 25, 2004 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $693,917,000.

As of March 4, 2005, there were 39,842,334 shares of the Common Stock outstanding.

Back to Index

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on June 8, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from historical and anticipated results.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this Annual Report under the caption “RISK FACTORS RELATED TO OUR BUSINESS.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Back to Index

Item 1. BUSINESS

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide.

Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, we have built the necessary infrastructure to be a single source for identification and shrink management solutions worldwide.

We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

We are also a provider of bar-code labeling systems to the retail marketplace. Management is currently reviewing strategic alternatives to exit this business.

COMPANY HISTORY

Founded in 1969, we were incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed our common stock to Logistics’ shareholders as a dividend.

Historically, we have expanded our business both domestically and internationally through acquisitions, internal growth using wholly-owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995, we completed two key acquisitions which gave us direct access into Western Europe. We acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies engaged in the manufacture, distribution, and sale of EAS systems throughout Europe.

In December 1999, we acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. The acquisition doubled our revenues and provided us with an increased breadth of product offerings and global reach.

In January 2001, we acquired A.W. Printing Inc., a Houston, Texas-based printer of tags, labels, and packaging material for the apparel industry.

PRODUCTS AND OFFERINGS

Our products and services are organized into three operating segments: security, labeling services, and retail merchandising. Each group offers an assortment of product and services designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and their respective products and services are described below.

SECURITY

Our largest business is retail security. Our Company’s diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. Our products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities through impulse buying. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS installations. EAS revenues accounted for 48%, 50%, and 50% of our 2004, 2003, and 2002 total revenues, respectively. Systems for closed-circuit television (CCTV), fire and intrusion, and access control also fall within the security business segment. For 2004, 2003, and 2002, the CCTV business represented 17%, 13%, and 11% of our revenues, respectively. No other product group in this segment accounted for as much as 10% of our revenues.

Back to Index

These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to premier retailers around the world. Retail security represents approximately 65% of our business.

Electronic Article Surveillance

EAS systems have been designed to act as a deterrent to control the problem of merchandise theft in retail stores and libraries. Our diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.

We offer a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. Our EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon our tags and labels. We also market an extensive line of reusable security tags that protect apparel items, as well as entertainment products. Under our source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (CE) regulations governing radio frequencies (RF), signal strengths, and other factors.

CCTV, Fire and Intrusion Systems

We offer a broad line of closed-circuit television products along with our EAS products, providing a high-value systems solution package for retail environments. Our video surveillance solutions, including digital video technology, address shoplifting and internal theft, as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote tele-surveillance.

Our fire and intrusion systems provide protection against internal and external theft, completing the line of loss prevention solutions. The systems can be included in our US-based 24-hour Central Station Monitoring Service.

Access Control Systems

Electronic access control systems protect restricted areas by granting access only to authorized personnel at specified times. These sophisticated software-driven electronic access control systems offer integrated facility control for small to large building complexes and include features to protect people and track assets.

LABELING SERVICES

Labeling services is our second largest business, generating approximately 21% of our revenues in 2004. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a radio frequency identification (RFID) circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. We support these objectives with our high-quality tag and label production, a global service bureau network (Check-Net®) of e-commerce-enabled capabilities, high-speed barcode labeling printing systems, and EAS and RFID technologies. Increasingly, the market seeks to move toward more sophisticated tag solutions that incorporate RFID components that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers. Barcode labeling revenue represented 13%, 14%, and 16% of our revenues for fiscal years 2004, 2003, and 2002, respectively. No other product group in this segment accounted for as much as 10% of our revenues.

Back to Index

Barcode Labeling Systems

We are a provider of global tag and label printing services to retailers. Brand tags and labels are printed and supplied to the apparel industry worldwide. These products help retailers and manufacturers merchandise their brand identification along with critical variable data including size, color, and pricing. Many printing technologies are used to support the apparel industry including offset, flexographic, and digital printing. Bar codes are also used extensively with these tags and labels.

We sell both turnkey in-house barcode printing systems (laser and thermal printers) and a worldwide service bureau network (Check-Net) that can supply customers with integrated custom tags and labels with variable data. In addition, these tags and labels can be further integrated with RF substrates for EAS functions. This highly integrated tag incorporating brand identification, variable data, and RF functionality offers significant value to the apparel industry. Barcoding data is widely used in retail stores, supermarkets, warehouses, manufacturing facilities, libraries, and other environments where inventory identification and tracking are critical.

We offer two thermal printing technologies, thermal direct printing and thermal transfer printing. We also offer high-speed laser printers targeted to manufacturers, as well as retail distribution and logistics centers. Laser printers offer superior print quality and high throughput for such applications as price marking and product identification, integrated tags and labels, shelf mark labels, pick tickets, tracking or inventory labeling, and shipping and compliance labels. Our thermal and laser printers generate a recurring revenue stream from consumables, documents, and service contracts.

Our barcode labeling systems business has declined in both revenue and profitability over the past couple of years. In assessing this decline in performance, we have concluded this decline is not anticipated to improve. As a result, we have made the decision to exit this business in an orderly fashion. The barcode labeling systems business is operated in 24 countries. The exit of this business may take 18 to 24 months and may result in significant costs. The details and methodology for exit have not yet been determined and accordingly, the decision has not required us to record any expense in the current year. See our “RISKS FACTORS RELATED TO OUR BUSINESS” section for more discussion on future risks related to this decision.

Check-Net® (Service Bureau)

We operate a global service bureau network of more than 25 locations worldwide which supplies customers with customized retail apparel tags and labels, typically to the manufacturing location. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags.

Check-Net’s web-enabled capabilities provide on-time, on-demand printing of custom labels with variable data. Our Check-Net service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers of this caliber in the world.

In addition to our own label integration and service bureau capabilities, we have strategic working relationships with other label integrators.

RFID System Solutions

Radio frequency identification is an auto-ID technology. RFID tags, or “intelligent tags,” contain an integrated circuit (IC) powered by a radio frequency antenna. Tags can be variably coded, and RFID readers can capture data from multiple tags simultaneously, without line-of-sight requirements. Through strategic R&D investments, we have established a product line of sophisticated RFID-based intelligent library solutions that offer strong features and benefits compared to competitive offerings. The Intelligent Library System® was released in 1999 and is currently installed in more than 120 libraries, primarily in the US.

In 2003, in response to the ongoing efforts of industry groups to introduce the Electronic Product Code (EPC) RFID tag to the retail supply chain, we have made the strategic decision to expand our RFID products and services to this segment.

Back to Index

RETAIL MERCHANDISING

Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers and enable us to serve a segment of the retail market that has not converted to the more advanced BCS and EAS technologies. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of retailers introducing scanning, our HLS products are serving a declining market. Retail merchandising represents approximately 14% of our business with no product group in this segment accounting for as much as 10% of our revenues.

Hand-held Labeling Systems

Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to decline. Currently, our HLS products have a majority market share in Europe.

Retail Display Systems

Retail display systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, point-of-purchase (POP) compliance systems, and customer queing systems.

BUSINESS STRATEGY

Our business strategy focuses on providing comprehensive, single-source solutions that help retailers, manufacturers, and distributors identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in certain key hard goods markets, expand our market share in the soft goods markets, and maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base of large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.

To achieve these objectives, we plan to work to continually enhance and expand our technologies and products, and provide superior service to our customers. We are focused on providing our customers with a wide variety of integrated shrink management, labeling, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the retailer, manufacturer, and distributor.

To improve profitability, we initiated an evaluation of our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value, and customer focus. This evaluation will include developing a plan to exit underperforming businesses, improve sales productivity, reconfigure our manufacturing and supply chain, and rationalize our overhead structure.

PRINCIPAL MARKETS AND MARKETING STRATEGY

Through our security business segment, we market EAS and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (apparel), libraries, and consumer product manufacturers through our source tagging program.

We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments. Some of our diverse worldwide customers include: Barnes & Noble, Best Buy, Circuit City Stores, CVS/pharmacy, Esprit, Home Depot, Kohl’s Department Stores, Linens ‘n Things, TJX Companies, Sears, Target Corporation, Walgreen Co., and Winn Dixie, Inc. in the USA; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q in the United Kingdom; Alcampo, Carrefour, El Corte Inglés, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarché in France; Metro Group in Germany; Woolworths in Australia; Don Quixote in Japan; and Ahold throughout Europe.

Back to Index

Industry sources estimate that “shrinkage” (the value of goods which are not paid for) is an approximately $67 billion annual problem for the North American retail industry and an approximately $136 billion annual problem throughout the rest of the world. Shrinkage is caused primarily by shoplifting and employee theft. Sophisticated data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.

In addition to providing retail security solutions, we provide a wide variety of integrated shrink management, labeling services, and retail merchandising solutions to manufacturers and retailers worldwide. This entails a broadened focus within the entire retail supply chain by providing branding, tracking, and shrink management solutions to retail stores, distribution centers, and consumer product and apparel manufacturers worldwide.

We are focused on providing our customers with a wide variety of integrated shrink management, labeling services, and retail merchandising solutions. More specifically, our ongoing marketing strategy includes the following:

•	open new and expand existing retail accounts with new products that will increase penetration with integrated value-added solutions for labeling, security, and merchandising;
•	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;
•	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;
•	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and
•	assist retailers in understanding the benefits and implementation of the new Electronic Product Code (EPC) using RFID technology.

We promote our products primarily through:

•	ease of integration into the retail environment;
•	emphasizing source tagging benefits;
•	serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;
•	providing total loss prevention solutions to the retailer;
•	direct sales efforts and targeted trade show participation; and
•	superior service and support capabilities.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

•	increase installation of EAS equipment on a chain-wide basis with leading retailers around the world;
•	offer integrated tag solutions, including custom tag conversion that addresses the needs of branding, tracking, and loss prevention;
•	assist retailers in promoting source tagging with vendors;
•	broaden penetration of existing accounts by promoting our in-house printing, global service bureau network (Check-Net), and labeling solution capabilities;
•	support manufacturers and suppliers to speed implementation;
•	expand RF tag technologies and products to accommodate the needs of the packaging industry; and
•	develop compatibility with EPC/RFID technologies.

In response to the needs of our retail and supply chain customers, we are utilizing the versatility of radio frequency (RF) technology by combining an integrated circuit with our RF circuit to deliver a RFID tag capable of storing, processing, and communicating product information while simultaneously protecting merchandise from theft. This product represents the evolution of our ongoing focus on RF technology.

Back to Index

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Electronic Article Surveillance

We manufacture our EAS products in facilities located in Puerto Rico, Japan, Germany, the Dominican Republic, and the Netherlands. Our manufacturing strategy for EAS products is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically beneficial. This integration and in-house capability provides significant control over costs, quality, and responsiveness to market demand which we believe results in a distinct competitive advantage.

We practice concurrent engineering techniques in the design and development of our products involving our customers, engineering, manufacturing, and marketing. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in Puerto Rico for the majority of our sensor product lines. Certain components of sensors are manufactured at our facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico (disposable tags), Japan (disposable tags), Germany (disposable tags), the Dominican Republic (reusable tags), and the Netherlands (disposable tags). We sold approximately 3.3 billion disposable tags in 2004 and have the capacity to produce more than 7 billion disposable tags per year. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; and aluminum foil, resins, paper, and ferric chloride solutions for our disposable tags. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price. Three EAS systems suppliers are considered strategic partners.

CCTV, Fire and Intrusion Systems

We are primarily an integrator of CCTV, fire and intrusion components manufactured by others. In the US, we use in-house capabilities to assemble the pan/tilt/zoom dome camera. The software component of the system is added during product assembly at our operational facilities.

Access Control Systems

We purchase raw materials from outside suppliers and assemble the electronic components for controllers and proximity readers at our facilities in the Dominican Republic and Puerto Rico. For non-proximity electronic access control components, we subcontract manufacturing activities. All electronic access control final system assembly and testing is performed at our facility in Thorofare, New Jersey.

Labeling Services and Retail Merchandising

We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the US, and Malaysia. Local production facilities are also situated in Australia, Hong Kong, New Zealand, Spain, and the United Kingdom. Manufacturing in Germany is focused on print heads for HLS tools and labels for the HLS and BCS product areas. Our facilities in the Netherlands and in the US manufacture labels and tags for laser overprinting, thermal labels, and support the Check-Net service bureau network worldwide. HLS labels are also manufactured in the US. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

Two BCS printer suppliers are considered strategic partners. Supplies from other smaller suppliers are being combined where possible.

DISTRIBUTION

For our major product lines, we principally sell our products to end customers using our direct sales force of more than 600 sales people. To improve our sales efficiency, we are currently reviewing alternative distribution models which may include a combination of direct sales people and independent distributors.

Back to Index

Electronic Article Surveillance

We sell our EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, we market our EAS products almost entirely through our own sales personnel and independent representatives. During 2004, 94% of total US EAS revenues were generated by our own sales personnel.

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 18 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, Japan, Malaysia, Mexico, and New Zealand.

Foreign distributors sell our products to both the retail and library markets. Pursuant to written distribution agreements, we generally appoint an independent distributor as an exclusive distributor for a specified term and for a specified territory.

CCTV, Fire and Intrusion Systems

We market CCTV systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the US through a direct sales force.

Access Control Systems

The sales personnel of our access control products group market electronic access control products to approximately 220 independent dealers, primarily located in the US. We employ regional salespeople who are compensated by salary plus commissions. Under the independent dealer program, the dealer takes title to our products and sells them to the end-user customer. The dealer installs the systems and provides ongoing service to the end-user customer.

Labeling Services and Retail Merchandising

We have customers worldwide in the labeling services and retail merchandising businesses. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY (Do-It-Yourself), department stores, textile retailing, and garden centers.

Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products, or if the complexity or size of the business demands, a dedicated business specialist.

Salespeople

We presently employ more than 600 salespeople worldwide. We invest heavily in sales training programs and experience little turnover among our top performers.

Backlog

Our backlog of orders was approximately $63.0 million at December 26, 2004 compared to approximately $52.7 million at December 28, 2003. We anticipate that substantially all of the backlog at the end of 2004 will be delivered during 2005. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our Security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

Back to Index

TECHNOLOGY

We believe that our patented and proprietary technologies are important to our business and future growth opportunities, and provide us with distinct competitive advantages. We continually evaluate our domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of our revenues are derived from products or technologies which are patented or licensed. There can be no assurance, however, that a competitor could not develop products comparable to those of the Company. Our competitive position is also supported by our extensive manufacturing experience and know-how.

Electronic Article Surveillance

On October 1, 1995, we acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc.

We have two principal license agreements covering our EAS products, including Allied Signal, Inc. (now Metglas, Inc.) as licensor for EM tags and Miyake as licensor for RF tags. These licenses expire in 2006 and 2014, respectively.

We also license technologies relating to certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by us to be material.

Access Control Systems

We pay royalties relative to the feature set embedded within certain software products. These agreements are renewed annually and average approximately between 1% and 2% of access control systems revenues.

RFID System Solutions

On February 12, 1997, we entered into a ten-year joint research and development agreement with Mitsubishi Metals for RFID applications. The agreement provides for cross licensing of certain RFID applications during the term and for five years following the termination of the agreement.

Labeling Services and Retail Merchandising

We focus our in-house Meto brand product development efforts on product areas where we believe it can achieve and sustain a competitive cost and positioning advantage, and where delivery service is critical. We also develop and maintain technological expertise in areas that are believed to be important for new product development in our principal business areas. Through our acquisition of the Meto brand, we have a base of technology expertise in the label conversion, printing, electronics, and software areas and are particularly focused on EAS and BCS technologies to support the development of higher value-added labels.

COMPETITION

Electronic Article Surveillance

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd., through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and engineered products and services. Tyco’s 2004 revenues were approximately $40.2 billion.

Within the US market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and 3M Company, principally in the library market. Within our international markets, mainly Europe, NEDAP and Tyco are our most significant competitors.

We believe that our product line offers a more diverse range of products than our competition with a variety of disposable and reusable tags and labels, integrated scan/deactivation capabilities, and RF source tagging embedded into products or packaging. As a result, we compete in marketing our products primarily on the basis of their versatility, reliability, affordability, accuracy, and integration into operations. This combination provides many system solutions and allows for protection against a variety of retail merchandise theft. Furthermore, we believe that our manufacturing know-how and efficiencies relating to disposable and reusable tags give us a cost advantage over our competitors.

Back to Index

CCTV, Fire and Intrusion Systems

Our CCTV, fire and intrusion products, which are sold domestically through our Checkpoint Security Systems Group subsidiary and internationally through our international sales subsidiaries, compete primarily with similar products offered by Pelco, Sentry Technology, and Tyco. We compete based on our superior service and believe that our product offerings provide our retail customers with distinct system features.

Access Control Systems

Our electronic access control products compete with other manufacturers of electronic access control systems as well as with conventional security systems. Major competitors are Casi Rusco, Honeywell, Lenel Systems, and Tyco.

Labeling Services

We sell our labeling services, including tags and printers, to the retail market. Major competitors for our label products are Avery Dennison and Paxar. We compete with regional and local barcode label manufacturers and a number of barcode printer manufacturers, including Intermec Technologies and Zebra Technologies. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.

Retail Merchandising

We face no single competitor across our entire retail merchandising product range or across all international markets. HL Display is our strongest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey, Hallo, Paxar, Prix, and Sato.

OTHER MATTERS

Research and Development

We expended approximately $29.0 million, $15.9 million, and $9.4 million, in research and development activities during 2004, 2003, and 2002, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. Our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products. We continue to assess acquisitions of related businesses or products consistent with our overall product and marketing strategies.

We continue to develop and expand our product lines with improvements in disposable tag performance and selection, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration. We continue to review our product portfolio and rationalize our production facilities and global supply chain. This is anticipated to bring greater efficiency and reduce cost.

Employees

As of December 26, 2004, we had 4,260 employees, including seven executive officers, 121 employees engaged in research and development activities, and 704 employees engaged in sales and marketing activities. In the United States, 11 of our employees are represented by a union. In Europe, we believe that approximately 800 of our employees are represented by various unions or work councils.

Back to Index

Financial Information About Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 26, 2004, and total assets as of December 26, 2004, December 28, 2003, and December 29, 2002, is provided in Note 19 to the Consolidated Financial Statements.

RISK FACTORS RELATED TO OUR BUSINESS

The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results:

(1)	changes in international business conditions;

We are a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. Our international operations account for 65% of our revenues. Our results of operations could be affected by material adverse changes in foreign economic conditions generally or in markets served.

(2)	foreign currency exchange rate and interest rate fluctuations;

Economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, and competitive factors in the countries in which we operate, could affect our revenues, expenses and results of operations.

(3)	lower than anticipated demand by retailers and other customers for our products, particularly in the current economic environment;

Our business is heavily dependent on the retail marketplace. Changes to the economic environment or reductions in retailer spending could adversely affect our revenues and results of operations.

(4)	slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion;

Our revenues are dependent on our ability to maintain and increase our system installation base. The system installation base leads to additional revenues, which we term as “recurring revenues”, through the sale of tags and maintenance services. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing. If the commitment for chain-wide installation declines or the adoption or expansion of our source tag program does not occur, it could have an adverse affect on our revenues and results of operations.

(5)	possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors;

Our manufacturing capacity is designed to meet our current and future anticipated demands. If our product demand decreases as a result of economic conditions and other factors, it could increase our cost per unit and affect our cost of sales and results of operations.

(6)	our ability to provide and market innovative and cost-effective products;

We operate in competitive markets which are sensitive to price. Our ability to provide cost-effective products could affect our customer demand.

Back to Index

(7)	the development of new competitive technologies;

Our long term success will depend on transitioning from existing technologies into the next generation of technology. While we are investigating and investing in potential replacement technologies such as radio frequency identification, there is no guarantee that we will be successful in maintaining our current market position in the future.

(8)	our ability to maintain our intellectual property;

We have a number of patents that will be expiring in the next several years. The expiration of these patents will reduce the barriers to entry into our existing lines of business and may result in loss of market share.

(9)	competitive pricing pressures causing profit erosion;

We operate in highly competitive business segments. If pricing in any of these segments were to decrease due to competitive pressures, it could have an adverse affect on our results of operations.

(10)	the availability and pricing of component parts and raw materials;

Our ability to grow earnings will be affected by increases in the cost of component parts and raw materials, including electronic components, circuit boards, aluminum foil, resins, paper, and ferric chloride solutions. We may not be able to offset fully the effects of higher component parts and raw material costs through price increases, productivity improvements or cost reduction programs.

(11)	possible increases in the payment time for receivables as a result of economic conditions or other market factors;

The majority of our customer base is in the retail marketplace. A material change in the economic condition of this sector or other sectors served by us could have a material effect on our results from operations and anticipated cash from operations.

(12)	changes in regulations or standards applicable to our products; and

Our EAS products are subject to FCC regulation and equivalent regulatory oversight in Europe. While we continually monitor potential changes, any change could affect our business to compete in that market.

(13)	the ability to exit our barcode labeling business in a timely and orderly fashion

We have made the decision to exit our barcode labeling business in a timely and orderly fashion. In developing an exit strategy, there are various risk and uncertainties including the ability to find a buyer and maintain staff and customer relations during the transition. Additional costs and charges may be incurred during this transition period and upon execution of the exit of the business.

Available Information

Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

We have posted the Code of Ethics, the Governance Guidelines, and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of our directors or executive officers. The foregoing information will also be available in print upon request.

Back to Index

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position on

George W. Off	58	2 years	Chairman of the Board Directors, President and Chief
			Executive Officer since June 2002

W. Craig Burns	45	9 years	Director, Executive Vice President,
			Chief Financial Officer and Treasurer since
			March 2001

John E. Davies, Jr.	47	13 years	Director, President of Asia Pacific
			and Latin America since June 2004

David C. Donnan	49	1 year	President of North America since July 2004

Per H. Levin	47	10 years	President of Europe since June 2004

John R. Van Zile	52	1 year	Senior Vice President, General Counsel and Secretary
			since June 2003

Arthur W. Todd	39	5 years	Vice President, Corporate Controller and Chief
			Accounting Officer since August 2000

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

Mr. Davies was elected to the Board of Directors on November 21, 2002 and was appointed President, Asia Pacific and Latin America in June 2004. Mr. Davies was Executive Vice President, General Manager, Americas and Asia Pacific from March 2003 until June 2004, Executive Vice President, Sales and Marketing USA, Americas, Asia Pacific from August 2002 until March 2003, Executive Vice President, Worldwide Operations from March 2002 to August 2002 and Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.

Back to Index

Mr. Donnan has been President of North America since July 2004. Prior to joining the Company, Mr. Donnan was a Vice President at the management consulting firm, A.T. Kearney. During his seven-year tenure at A.T. Kearney, he advised senior executives in the areas of consumer products, business and brand strategies, supply chain transformation, and technology applications. His 26 years of business experience also include nine years as a partner with KPMG and senior operating roles in Canada Packers (now Maple Leaf Foods).

Mr. Levin was appointed President of Europe in June 2004. He was Executive Vice President, General Manager, Europe from May 2003 until June 2004, Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

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

Item 2. PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 26, 2004, we owned or leased approximately 2.3 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. Our principal manufacturing facilities are located in the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, and the USA. We believe our current manufacturing capacity will support our needs for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes that, except as described below, it is not likely that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc. (Civil Action No. 99-CV-577)

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which we agreed to pay $19.95 million, in full and final settlement of the claims covered by this litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004. We do not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement is in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

Back to Index

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

A certain number of follow-on purported class action suits have arisen in connection with the jury decision in the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as discussed below:

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

All-Tag Security S.A., et al.

On April 22, 2004, the United States District Court for the Eastern District Of Pennsylvania issued an opinion granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation's motion for summary judgment, which was filed on February 15, 2002, and ordered the case closed. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag S.A. and sold by Sensormatic infringed on a patent owned by the Company. The Court determined that the US patent is invalid because the original application failed to identify a co-inventor. The original US application was filed in March 1988 and was scheduled to expire on March 15, 2008. The Company acquired the patent in 1995 when it acquired Actron AG. On May 24, 2004, the Company filed a Notice of Appeal to the District Court’s decision. Our appeal is currently pending before the United States Court of Appeals for the Federal Circuit.

Back to Index

Item 4. SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS

No matter was submitted during the fourth quarter of 2004 to a vote of stockholders.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

	Market Price Per Share
Fiscal year ended December 26, 2004	High	Low

First Quarter	$22.45	$17.70
Second Quarter	$19.39	$15.35
Third Quarter	$18.40	$15.00
Fourth Quarter	$19.07	$14.38

Fiscal year ended December 28, 2003

First Quarter	$11.09	$8.66
Second Quarter	$14.65	$9.84
Third Quarter	$16.32	$14.14
Fourth Quarter	$19.65	$15.69

Holders of Record

As of March 4, 2005, there were 939 record holders of our common stock.

Dividends

We have never paid a cash dividend on our common stock (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividend in the near future. We have retained, and expect to continue to retain, our earnings for reinvestment back into the business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including our earnings, our financial condition and business requirements (including working capital needs), and other factors.

Issuer Purchases of Equity Securities

There have been no stock repurchases of our common stock since 1998.

Back to Index

Equity Compensation Plans

The following table sets forth our shares authorized for issuance under our equity compensation plans at December 26, 2004:

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders		Total

Number of securities to be issued upon exercise of outstanding options	3,764,645	200,000	[1]	3,964,645

Weighted average exercise price of outstanding options	$14.88	$17.74		$15.02

Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in top row)	3,475,425	—		3,475,425

1 Inducement options granted to the current President of North America in connection with his hire.

On July 1, 2004, we adopted a stand-alone inducement stock option plan, which authorized the issuance of options to purchase up to 200,000 shares of our common stock to the President of North America in connection with his hire. The non-qualified stock options vest over a three-year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of December 26, 2004, there are no shares available for grant.

Back to Index

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(dollar amounts are in thousands except per share amounts)

Year ended	Dec. 26, 2004	Dec. 28, 2003		Dec. 29, 2002	Dec. 30, 2001		Dec. 31 2000

STATEMENT OF OPERATIONS DATA

Net revenues	$778,679	$723,262		$639,486	$658,535		$690,811
(Loss) earnings before income taxes	$(18,279)[1]	$44,416	[2]	$37,681	$13,716	[5]	$5,447 [6]
Income taxes	$1,823	$15,160		$15,562	$6,857		$3,115
(Loss) earnings before cumulative effect
of change in accounting principle	$(20,192)[1]	$29,153	[2]	$22,037 [3]	$6,635	[5]	$2,254
Net (loss) earnings	$(20,192)[1]	$29,153	[2]	$(50,824)[4]	$6,635	[5]	$(2,766)

(Loss) earnings per share before cumulative effect of change in accounting principle:
Basic	$(.55)	$.88		$.68	$.21		$.07
Diluted	$(.55)	$.82		$.66	$.21		$.07
Net (loss) earnings per share:
Basic	$(.55)	$.88		$(1.57)	$.21		$(.09)
Diluted	$(.55)	$.82		$(1.19)	$.21		$(.09)

Depreciation and amortization	$26,538	$31,320		$30,993	$43,936		$47,883

1	Includes a $34.7 million ($34.7 million, net of tax) goodwill impairment, a $20.0 million ($13.0 million, net of tax) litigation settlement, $16.7 million ($10.3 million, net of tax) asset impairment, and a $3.0 million ($2.0 million, net of tax) restructuring charge reversal.
2	Includes a $7.5 million ($5.0 million, net of tax) restructuring charge, a $1.5 million ($1.0 million, net of tax) asset impairment, and a $0.3 million ($0.2 million, net of tax) restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.
3	Includes a $2.3 million pre-tax restructuring charge, a $0.5 million pre-tax asset impairment, and a $2.6 million pre-tax restructuring charge reversal, as a result of a change in estimates, related to the fourth quarter 2001 restructuring program.
4	Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) “Goodwill and Other Intangible Assets,” a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a $1.7 million restructuring charge reversal (net of tax), as a result of changes in estimates.
5	Includes an $11.1 million ($8.2 million, net of tax) restructuring charge, a $7.5 million ($5.3 million, net of tax) asset impairment, and a $0.2 million ($0.1 million, net of tax) restructuring charge reversal.
6	Includes a $2.2 million pre-tax restructuring charge, a $10.2 million pre-tax integration charge, a $7.2 million pre-tax asset impairment, a $3.7 million pre-tax inventory write-off, and a $5.1 million pre-tax customer-based receivables write-off.
7	Includes a non-cash reduction in net earnings of $5.0 million resulting from the implementation of the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.”

Back to Index

SELECTED FINANCIAL DATA (continued)

(dollar amounts are in thousands)

	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

AT YEAR END
Working capital	$166,912	$76,890	$108,535	$129,963	$157,089
Total debt	$72,767	$145,791	$209,325	$293,511	$385,081
Stockholders’ equity	$378,763	$323,290	$221,704	$240,263	$237,679
Total assets	$766,948	$773,322	$679,770	$752,653	$867,990

FOR THE YEAR ENDED
Capital expenditures	$11,861	$12,714	$7,449	$9,572	$13,172
Cash provided by operating activities	$23,748	$101,790	$110,041	$102,830	$3,172
Cash used in investing activities	$(10,338)	$(11,698)	$(7,018)	$(20,886)	$(26,365)
Cash used in financing activities	$(24,971)	$(39,191)	$(95,506)	$(64,633)	$(33,899)

RATIOS
Return on net sales (a)	(2.59%)	4.03%	(7.95%)	1.01%	(.40%)
Return on average equity (b)	(5.75%)	10.70%	(22.00%)	2.78%	(1.12%)
Return on average assets (c)	(2.62%)	4.01%	(7.10%)	.82%	(.30%)
Current ratio (d)	1.71	1.26	1.57	1.71	1.73
Percent of total debt to capital (e)	16.12%	31.08%	48.56%)	54.99%	61.83%)

(a)	"Return on net sales" is calculated by dividing net (loss) earnings after the cumulative effect of change in accounting principle by net sales.
(b)	"Return on average equity" is calculated by dividing net (loss) earnings after the cumulative effect of change in accounting principle by average equity.
(c)	"Return on average assets" is calculated by dividing net (loss) earnings after the cumulative effect of change in accounting principle by average assets.
(d)	"Current ratio" is calculated by dividing current assets by current liabilities.
(e)	"Percent of total debt to capital" is calculated by dividing total debt by total debt and equity.

Back to Index

SELECTED ANNUAL FINANCIAL DATA (continued)

(amounts are in thousands, except employee data)

	Dec. 26, 2004		Dec. 28, 2003		Dec. 29, 2002		Dec. 30, 2001		Dec. 31 2000

Other Information

Weighted average number of shares Outstanding – diluted	36,823	[1]	39,936	[2]	39,313	[3]	31,736	[4]	30,624	[4]
Number of employees	4,260		4,042		3,930		4,108		4,984
Backlog	$63,026		$52,703		$38,955		$40,100		$38,800

1	Includes 2,187 common shares from the assumed conversion of the subordinated debentures and 781 from stock options due to anti-dilution.
2	Includes 6,189 common shares from the assumed conversion of the subordinated debentures.
3	Includes 6,528 common shares from the assumed conversion of the subordinated debentures.
4	Excludes 6,528 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Back to Index

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), radio frequency identification (RFID) systems, barcode labeling systems (BCS), hand-held labeling systems (HLS) and retail merchandising systems. Applications include automatic identification, retail security, and pricing and promotional labels. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the USA, fluctuations in foreign currency exchange rates have a significant impact on reported results.

Our business plan is to generate sustained revenue growth through increased investments in product development and marketing. We intend to fund these investments through product cost and operating expense reductions.

During fourth quarter 2004, we completed our annual impairment review for goodwill and determined that the fair values in our United States and European labeling reporting units were less than their carrying values. In developing the discounted cash flow analysis for these reporting units, we incorporated the 2004 decline, excluding the benefits of foreign exchange, related to the increased economic pressures and difficult market conditions. These factors resulted in lower growth expectations for the reporting units and triggered the impairment. As a result, we recorded an impairment charge of $51.4 million related to goodwill, intangible assets, and fixed assets.

We initiated an evaluation of our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value and customer focus. From this evaluation we have decided to focus on our core businesses, exit underperforming businesses, reconfigure our supply chain operations, and improve our sales productivity in the marketplace. Due to the success and strong profitability in our electronic article surveillance (EAS) and closed circuit television (CCTV) businesses, management has made the decision to focus on these businesses for investment and growth and has decided to exit our barcode labeling systems businesses under our labeling segments. In 2004, the barcode systems businesses generated revenue of $100.6 million with approximately a 27% gross profit. This decision represents the first step in a comprehensive review of all of our products and operations. Management expects that these actions will result in additional charges and costs as the rationalization and restructuring plans become finalized.

Revenue for fiscal 2004 increased 7.7% over 2003. Foreign currency translation had a positive impact on revenue of approximately 5.8%. The increase in revenues was due primarily to our security business segment resulting from the growth of our US CCTV product line coupled with EAS product line growth in the North American and International Americas regions. These increases were offset, in part, by a decrease in our European business due to soft economic conditions.

We recorded a net loss for fiscal 2004 of $20.2 million. These results were impacted by the $51.4 million impairment charge associated with our labeling segment and our $19.95 million settlement with ID Security Systems Canada, Inc. offset, in part, by a $3.0 million restructuring reversal. Additionally, these results reflected growth in revenue on a constant currency basis (current period figures translated at prior period foreign exchange rates) and a product margin increase offset, in part, by an increase in research and development and general and administrative expenses.

Back to Index

Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

Our strong base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, and hand-held labeling tools), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Senior management reviews the development and selection of our Company’s accounting policies and estimates with the Audit Committee. On an on-going basis, we evaluate our estimates, and base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The critical accounting policies have been consistently applied throughout the accompanying financial statements.

We believe the following accounting policy is critical to the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Sales to third party leasing companies are recognized as a sale. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements as prescribed under Emerging Issues Task Force (EITF) No. 00-21.

We believe the following judgments and estimates have a significant effect on our consolidated financial statements:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on the results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.3 million to our reserve.

Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If our estimates were to change by 10%, it would cause a change in inventory value of $0.6 million.

Back to Index

Valuation of Long-lived Assets. Our long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is determined based upon our estimates of future undiscounted cash flows. If the carrying value is determined to be not recoverable an impairment charge would be necessary to reduce the recorded value of the assets to their fair value. The fair value of the long-lived assets other than goodwill is based upon appraisals, quoted market prices of similar assets, or discounted cash flows. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans, and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The fair value of goodwill is based upon our estimate of future discounted cash flows and other factors. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods. It is possible that future declines in retail merchandising revenues may lead to future impairments of the goodwill associated with this segment. (See Notes 1 and 5 of the Consolidated Financial Statements.)

Deferred Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdictions and tax planning strategies in assessing the need for the valuation allowance. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made. (See Note 12 of the Consolidated Financial Statements.)

Pension Plans. We have various unfunded pension plans outside the US. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in interest rates of .25% would have a $0.1 million effect on pension expense.

Liquidity and Capital Resources

Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment, other potential restructuring requirements, and product development requirements.

Our operating activities during fiscal 2004 generated cash of approximately $23.7 million compared to approximately $101.8 million during 2003. In 2004, our cash generated from operating activities was impacted negatively by the $19.95 million legal settlement, income taxes paid during the year of $14.6 million, and an increase in accounts receivable and inventory. The 2004 increase in accounts receivable and inventory are due primarily from large chain-wide rollouts initiated in the second half of 2004. Our percentage of total debt to stockholders’ equity in 2004 decreased to 19.2% from 45.1%. This was due primarily from the extinguishment of our convertible subordinated notes through cash and common stock.

We continue to reinvest in the Company through our investment in our technology and process improvement. In 2004, our investment in research and development amounted to $29.0 million, an increase of 83% over the $15.9 million in 2003. These amounts are reflected in the cash generated from operations as we expense our research and development as it is incurred. In 2005, we anticipate spending of approximately $23.0 million on research and development.

Back to Index

Our capital expenditures during fiscal 2004 totaled $11.9 million, compared to $12.7 million during fiscal 2003. We anticipate capital expenditures used primarily to upgrade technology and improve our production capabilities to approximate $17.0 million in 2005.

We have various unfunded pension plans outside the USA. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2004, we made payments to employees covered under these plans of $3.8 million. Our funding expectation for 2005 is $4.1 million. We believe our current cash position, cash generated from operations, and availability under our revolving line of credit will be adequate to fund these requirements. The contractual obligation table details our anticipated funding requirements related to pension obligations for the next 10 years.

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which we agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004 from cash on hand and borrowing capacity. The settlement did not cause us to be in default on any of our debt covenants.

At December 24, 2004, we had a $375.0 million senior collateralized multi-currency credit facility. The credit facility included a $275.0 million equivalent multi-currency term note and a $100.0 million equivalent multi-currency revolving line of credit. Interest on the facility reset monthly and was based on the Eurocurrency base rate plus an applicable margin. This facility was replaced by a new $150 million unsecured credit facility in March 2005 (as described below).

At December 26, 2004, €22.6 million (approximately $30.6 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were $25.0 million and ¥300 million (approximately $2.9 million). The availability under the $100.0 million multi-currency revolving credit facility had been reduced by letters of credit totaling $1.1 million.

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $425.0 million senior collateralized multi-currency credit facility arranged in December 1999 (see Note 7). In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest, and fees and expenses associated with the extinguishment of the previous credit facility.

Borrowings under the Credit Agreement bear interest at rates selected periodically by us of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the refinancing, our aggregate fees and expenses are anticipated to approximate $0.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividend in the near future.

Management believes that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the new $150.0 million revolving credit facility, and cash generated from future operations.

Back to Index

Off-Balance Sheet Arrangements

We do not utilize any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Our primary off-balance arrangements are operating leases. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $62.5 million as of December 26, 2004. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 26, 2004 are summarized below:

(dollar amounts in thousands)

		Due in less	Due in	Due in	Due after
Contractual Obligation	Total	than 1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$61,028	$25,049	$35,979	$—	$—
Operating leases	62,482	18,351	25,324	12,530	6,277
Pension obligations (2)	45,595	4,075	8,621	9,028	23,871
Capital leases	18,365	1,679	3,173	1,988	11,525

Total contractual cash obligations	$187,470	$49,154	$73,097	$23,546	$41,673

(dollar amounts in thousands)

		Due in less	Due in	Due in	Due after
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years

Standby letters of credit	$1,146	$1,146	$—	$—	$—
Surety bonds	1,264	1,264	—	—	—

Total commercial commitments	$2,410	$2,410	$—	$—	$—

(1)	Includes interest payments through maturity of $2,510.
(2)	Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2004 and include benefits attributable to estimated future employee service of current employees.

On September 23, 2003, we called $35.0 million of our convertible subordinated debentures for redemption on November 8, 2003. The debentures were convertible into common shares at any time prior to the close of business on November 3, 2003. Of the called debentures, $30.3 million were converted into 1.648 million shares of our common stock and $4.7 million were redeemed for cash.

In addition to the $35.0 million convertible subordinated debentures redeemed in November 2003, certain bondholders elected to convert their bonds into shares of our common stock during the fourth quarter 2003. The principal amount of bonds converted was $1.2 million, equivalent to 0.067 million shares of our common stock. At December 28, 2003, the outstanding balance of the convertible debentures was $83.8 million.

On February 18, 2004, we called $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The called debentures were convertible at any time prior to the close of business on April 8, 2004. On April 8, 2004, $47.2 million of the convertible subordinated debentures were converted into 2.570 million shares of our common stock. The remaining $12.8 million was redeemed for cash on April 13, 2004.

Back to Index

In addition to the $60.0 million convertible subordinated debentures redeemed in April 2004, certain bondholders elected to convert their bonds into shares of our common stock during the first and second quarters of 2004. The principal amount of bonds converted was $0.5 million, equivalent to 0.027 million shares.

On September 30, 2004, we called the remaining $23.3 million of the convertible subordinated debentures for redemption on December 14, 2004. The called debentures were convertible at any time prior to the close of business on December 9, 2004. On December 9, 2004, $0.043 million of the convertible subordinated debentures were converted into 0.002 million shares of our common stock. The remaining $23.214 million was redeemed for cash on December 14, 2004.

Exposure to Foreign Currency

We manufacture products in the US, the Caribbean, Europe, and the Asia Pacific regions for both the local marketplace, as well as for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.

As of December 26, 2004, we had currency forward exchange contracts totaling approximately $19.4 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As we reduce our third party foreign currency borrowings, the effect of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries increases.

Provision for Restructuring

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We account for these plans in accordance with SFAS 112 “Employers’ Accounting For Postemployment Benefits.” During the fourth quarter of 2004, we made a reversal of the restructuring accrual of $3.0 million composed of $2.6 million for severance related to the shared services initiative in Europe and $0.4 million resulting from a reduction of the lease reserve due to the Company obtaining a sublease tenant. This reversal was recorded on the “restructuring expense” line on the consolidated statement of operations.

The $2.6 million reversal was due primarily to natural employee attrition, adjustments for positions scheduled to be eliminated, employees leaving for less than reserved and Company management retaining certain positions previously scheduled to leave. Employee attrition is composed of two components (1) employees who left the Company prior to notice being given and (2) employees who transferred into different positions, which became available during the year, allowing us to eliminate the position without the anticipated severance. The adjustments for positions scheduled to be eliminated was due primarily to substitution of different employees in similar positions which resulted in less required severance accrual and certain employees opting for early retirement. We expect the 39 remaining planned terminations and other actions to be completed by the end of 2005.

Back to Index

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.8 million, which was reduced by the reversal described above. Upon completion, the annual savings are expected to be approximately $7.8 million. This reflects a $0.7 million reduction in anticipated savings related to our decision to retain 17 positions scheduled for elimination as part of the original plan.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at End of Year (2)

2004

Severance and other employee related charges	$8,878	$—	$(2,622)	$(2,830)	$311	$3,737
Lease termination costs	1,295	—	(394)	(292)	297	906

	$10,173	$—	$(3,016)	$(3,122)	$608	$4,643

(1)	Includes restructuring costs prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.
(2)	Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.

Goodwill and Asset Impairments

In accordance with the provisions of SFAS 142, we performed an impairment test which indicated the book value of our US and European labeling services reporting units exceeded their estimated fair values and goodwill impairment had occurred. In addition, as a result of the goodwill analysis we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144. We concluded the book values of certain asset groupings within these two reporting units were higher than their expected undiscounted future cash flows and determined the long-lived assets were not fully recoverable. Accordingly, we have recognized a non-cash impairment charge of $51.4 million ($45.0 million, net of tax) in 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairment, intangible asset impairments, and fixed asset impairments, respectively. The fair value of the long-lived assets was estimated using the value of similar assets and a discounted cash flow technique. The charge was recorded to goodwill and asset impairments, respectively on the consolidated statement of operations.

Results of Operations

(All comparisons are with the previous year, unless otherwise stated.)

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems and printers provides a source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2004, 2003, and 2002, approximately 46%, 48%, and 50%, respectively, of our net revenues were attributable to sales of disposable tags, custom and stock labels, printer consumables, and service to our installed base of customers.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Back to Index

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change In Dollar Amount

	December 26, 2004	December 28, 2003	December 29, 2002	Fiscal 2004 vs.	Fiscal 2003 vs.
Year ended	(Fiscal 2004)	(Fiscal 2003)	(Fiscal 2002)	Fiscal 2003	Fiscal 2002

Net Revenues

Security	65.4%	64.3%	61.8%	9.5%	17.7%
Labeling services	20.8	21.8	22.5	2.5	9.5
Retail merchandising	13.8	13.9	15.7	7.1	0.1

Net revenues	100.0	100.0	100.0	7.7	13.1

Cost of revenues	56.6	57.1	58.0	6.8	11.3

Total gross profit	43.4	42.9	42.0	8.8	15.6

Selling, general, and administrative
expenses	32.5	32.2	32.7	8.7	11.7
Research and development	3.7	2.2	1.5	82.6	69.0
Goodwill impairments	4.5	—	—	—	—
Asset impairments	2.2	0.2	0.1	—	—
Restructuring expenses	(0.4)	1.0	—	(142.3)	(2,383.7)
Legal settlement	2.6	—	—	—	—

Operating (loss) income	(1.7)	7.3	7.7	(124.8)	5.3

Interest income	0.2	0.2	0.3	5.4	(20.1)
Interest expense	0.9	1.4	2.4	(37.0)	(26.8)
Other gain, net	0.0	0.1	0.1	(83.4)	42.1

(Loss) earnings before income taxes and minority interest	(2.4)	6.2	5.7	(141.2)	17.9

Income taxes	0.2	2.1	2.4	(88.0)	(2.6)
Minority interest	—	—	—	(12.6)	25.6

Net (loss) earnings before cumulative
effect of change in accounting principle	(2.6)	4.1	3.3	(169.3)	32.3
Cumulative effect of change in accounting
principle	—	—	(11.4)	—	(100.0)

Net (loss) earnings	(2.6)%	4.1%	(8.1)%	(169.3)%	(157.4)%

Back to Index

Fiscal 2004 compared to Fiscal 2003

Net Revenues

During 2004, revenues increased by $55.4 million or 7.7% from $723.3 million to $778.7 million. Foreign currency translation had a positive impact on revenues of $42.2 million for the full year 2004.

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003	Dollar Amount Change Fiscal 2004	Percentage Change Fiscal 2004
Year ended	(Fiscal 2004)	(Fiscal 2003)	vs. Fiscal 2003	vs. Fiscal 2003

Net Revenues:

Security	$ 509.4	$ 465.1	$ 44.3	9.5%
Labeling Services	161.8	157.8	4.0	2.5
Retail Merchandising	107.5	100.4	7.1	7.1

Net revenues	$ 778.7	$ 723.3	$ 55.4	7.7%

Security revenues increased by $44.3 million or 9.5% in 2004 compared to 2003. The positive impact of foreign currency translation was $24.6 million. The remaining increase was primarily due to growth in the US CCTV and EAS markets ($26.5 million and $5.0 million, respectively) as well as in the Asia Pacific and International Americas CCTV markets ($4.4 million combined), partially offset by a decline in Europe EAS sales ($17.4 million). The growth in the US CCTV revenues can be primarily attributed to the continued focus on expanding our customer base by offering enhanced products and applications. The decrease in Europe is attributable to a soft economic environment.

Labeling services revenues increased by $4.0 million or 2.5%. The positive impact of foreign currency translation was approximately $9.0 million. The net decrease was primarily due to lower barcode labeling systems revenues in Europe ($9.3 million) and lower Radio Frequency Identification (RFID) library system revenues in the US ($2.6 million), partially offset by an increase in Check-Net revenues in Europe and Asia Pacific ($3.2 million and $1.2 million, respectively) as well as an increase in RFID library system revenues in Asia Pacific ($1.6 million) and in the barcode labeling system revenues in the USA ($2.2 million). Competitive pressures and the poor economic conditions in Europe contributed to a decline in the barcode labeling systems revenues.

Retail merchandising revenues increased by $7.1 million or 7.1% in 2004 compared to 2003. The positive impact of foreign currency translation was approximately $8.6 million. The net decrease primarily resulted from the decline of HLS sales in Europe ($3.9 million), due to the continued transition from hand-held price labeling to automated barcoding and scanning by retailers, partially offset by an increase in Europe Retail Display Systems (RDS) revenues ($2.4 million).

Gross Profit

The principal elements comprising cost of revenues are product cost, field service and installation cost, and royalties paid to third parties. In 2004, as a percentage of net revenues, these three elements represent 46.6%, 9.5%, and 0.5%, respectively. Beginning with the fourth quarter and for the full year 2004, we have reclassified research and development cost to operating expenses and reclassified royalties from operating expenses up to cost of revenues. All prior periods have been reclassified for comparability.

During 2004, gross profit increased $27.3 million or 8.8% from $310.3 million to $337.6 million. The benefit of foreign currency translation on gross profit was approximately $18.0 million. The gross profit percentage increased from 42.9% to 43.4%.

Security gross profit, as a percentage of net revenues, increased from 45.7% in 2003 to 46.3% in 2004, resulting from improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in different currency countries.

Back to Index

Gross profit, as a percentage of net revenues, for labeling services decreased from 30.2% in 2003 to 29.3% in 2004. The decrease in gross profit percentage was principally due to competitive pricing pressure in 2004, which impacted consumables and service revenues mostly.

For fiscal years 2004 and 2003, field service and installation costs were 9.5% and 9.0% of net revenues, respectively. The increase in field service costs was primarily related to the increase of subcontractor fees connected to large EAS and CCTV roll-outs.

For fiscal years 2004 and 2003 royalty expenses were 0.5% and 0.7% of net revenues, respectively. The decrease is primarily attributable to the expiration of certain royalty agreements in some countries where we operate.

Selling, General, and Administrative Expenses

During 2004, SG&A expenses increased $20.2 million or 8.7%. Foreign currency translation increased SG&A expenses by approximately $12.3 million. SG&A expenses, as a percentage of revenues, increased from 32.2% to 32.5%.The remaining increase resulted from higher expenses in sales, finance, and administration. The increase in sales was related to an increase in sales force. The increase in finance and administration related to compliance with legal regulations associated with the Sarbanes-Oxley Act.

Research and Development Expenses

Research and development (R&D) costs represent 3.7% of revenues in 2004 and 2.2% in 2003. Foreign currency translation increased R&D expenses by approximately $0.9 million. The increase is attributable to the spending on advanced technologies aimed at expanding the functionality of our current RF-EAS products and developing the compatibility of RF-EAS and RFID further.

Goodwill and Asset Impairments

In 2004, we recorded a $51.4 million impairment of goodwill, intangible assets, and fixed assets associated with our US and European reporting units in our labeling segment detailed in the “Goodwill and Asset Impairments” section.

In 2003, an asset impairment charge of $1.5 million was reclassified from cost of sales to conform to current year presentation. The impairment charge consists of a further $1.1 million write-down of a manufacturing facility in Japan and a $0.4 million write-down of equipment in Puerto Rico.

Restructuring Expenses

Restructuring expenses reflected a $3.0 million reversal in 2004 compared to a $7.1 million charge in 2003. The current year reversal is detailed in the “provisions for restructuring” section.

In 2003, we recorded $5.3 million of severance charges related to the shared services initiative being implemented in Europe, net of a $0.3 million reversal, previously recorded in other operating expenses and reclassified to conform to current year presentation. Additionally, the net restructuring charge of $1.8 million related to the manufacturing cost initiative previously recorded in cost of sale was reclassified to conform to current year presentation.

Litigation Settlement

In 2004, we reached a settlement agreement in the antitrust, tortious interference and unfair competition lawsuit brought by ID Security Systems Canada Inc. (ID Systems). Under the terms of the settlement agreement, Checkpoint paid $19.95 million.

We believe that the settlement was attained in our best interest and it mitigated further risks, burden, and expenses of continued litigation.

Back to Index

Interest Income and Interest Expense

Interest expense decreased, in 2004, $4.1 million due to debt repayment. There was no significant deviation on the interest income compared to last year.

Other Gain (Loss), net

Other gain (loss), net resulted from net foreign currency transaction gains of $0.2 million and $1.3 million for 2004 and 2003, respectively.

Income Taxes

Income taxes in 2004 are $1.8 million on a pre-tax loss of $18.3 million. An income tax benefit was not recorded in 2004 on the $34.7 million impairment of goodwill as it is non-tax deductible. Income taxes in 2003 were $15.2 million on pre-tax earnings of $44.4 million, which represents a 34.1% effective tax rate.

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

Net (Loss) Earnings

Our net loss for 2004 was $20.2 million, or $0.55 per diluted share, compared to net earnings of $29.2 million, or $0.82 per diluted share, in 2003. The weighted average number of shares used in the diluted earnings per share computation was 36.8 million and 39.9 million for fiscal years 2004 and 2003, respectively.

Fiscal 2003 compared to Fiscal 2002

Net Revenues

During 2003, revenues increased by $83.8 million or 13.1% from $639.5 million to $723.3 million. Foreign currency translation had a positive impact on revenues of $65.9 million for the full year 2003.

(dollar amounts in thousands)

	December 28, 2003	December 28, 2002	Dollar Amount Change Fiscal 2003	Percentage Change Fiscal 2003
Year ended	(Fiscal 2003)	(Fiscal 2002)	vs. Fiscal 2002	vs. Fiscal 2002

Net Revenues:

Security	$ 465.1	$ 395.1	$ 70.0	17.7%
Labeling Services	157.8	144.1	13.7	9.5
Retail Merchandising	100.4	100.3	0.1	0.1

Net revenues	$ 723.3	$ 639.5	$ 83.8	13.1%

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

Retail merchandising revenues increased by $0.1 million. The positive impact of foreign currency translation of $13.9 million was offset by lower revenues, which primarily resulted from the decline of HLS in Europe, due to the continuing transition from hand-held price labeling to automated barcoding and scanning by retailers, combined with a decrease in RDS revenues caused by weaker economic conditions in Europe. We experienced an unusual increase in European HLS revenues in first quarter of 2002 as a result of the conversion to the Euro currency.

Back to Index

Gross Profit

The principal elements comprising cost of revenues are product cost, field service and installation cost, and royalties paid to third parties. In 2003, as a percentage of net revenues, the three elements represent 47.4%, 9.0%, and 0.7%, respectively.

During 2003, gross profit increased $42.0 million or 15.6% from $268.3 million to $310.3 million. The benefit of foreign currency translation on gross profit was approximately $27.8 million. The gross profit percentage increased from 42.0% to 42.9%.

Security gross profit, as a percentage of net revenues, increased from 44.5% in 2002 to 45.7% in 2003, mainly due to improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in different currency countries.

Gross profit, as a percentage of net revenues, for labeling services decreased from 30.5% in 2002 to 30.2% in 2003. The decrease in the gross profit percentage was principally due to competitive pricing pressure in 2003.

The retail merchandising gross profit percentage increased 1.6% (from 48.3% to 49.9%) in 2003. The increase was principally due to the increase in the European RDS gross profit.

For fiscal years 2003 and 2002, field service and installation costs were 9.0% and 8.4% of net revenues, respectively. The increase in field service costs was primarily attributable to large EAS and CCTV roll-outs.

Selling, General, and Administrative Expenses

During 2003, SG&A expenses increased $24.4 million. Foreign currency translation increased SG&A expenses by approximately $20.0 million. SG&A expenses, as a percentage of revenues, decreased from 32.7% to 32.2%. Sales, marketing, and bonus expenses increased in 2003 compared to 2002, which included $5.5 million of compensation costs associated with executive management changes and legal fees for the ID Security Systems Canada Inc. litigation.

Research and Development Expenses

Research and development costs represented 2.2% of revenues in 2003 and 1.5% in 2002. Foreign currency translation increased R&D expenses by approximately $0.7 million. The increased focus is to expand the functionality of our RF-EAS products and develop the compatibility of RF-EAS and RFID.

Asset Impairments

In 2003, an asset impairment charge of $1.5 million was reclassified from cost of sales to conform to current year presentation. The impairment charge consists of a further $1.1 million write-down of a manufacturing facility in Japan and a $0.4 million write-down of equipment in Puerto Rico.

In 2002, an asset impairment charge of $0.5 million related to leasehold improvements abandoned due to leaving a facility was reclassified from costs of sales to conform to current year presentation.

Back to Index

Restructuring Expenses

In 2003, we recorded $5.3 million of severance charges related to the shared services initiative being implemented in Europe, net of a $0.3 million reversal, previously recorded in other operating expenses and reclassified to conform to current year presentation. Additionally, the net restructuring charge of $1.8 million related to the manufacturing cost initiative previously recorded in cost of sales was reclassified to conform to current year presentation.

In 2002, we recorded a $0.3 million, net restructuring reversal. A net reversal of $0.4 million of restructuring costs related to the rationalization of an under performing sales office was reclassified from other operating expense (income) and a $0.1 restructuring charge was reclassified from cost of sales.

Interest Income and Interest Expense

Interest expense decreased, in 2003, $4.1 million due to debt repayment. Interest income decreased by $0.4 million as a result of lower interest rates on cash investments.

Other Gain (Loss), net

Other gain (loss), net resulted from net foreign currency transaction gains of $1.3 million and $0.9 million for 2003 and 2002, respectively.

Income Taxes

Our effective tax rate for 2003 was 34.1% compared to 41.3% for 2002. The lower tax rate resulted primarily from lower foreign income tax rates.

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

Net Earnings (Loss)

Our net earnings for 2003 were $29.2 million, or $0.82 per diluted share, compared to a net loss of $50.8 million, or $1.19 per diluted share, in 2002. Included in the net loss for 2002 is the cumulative effect of the change in accounting principle of $72.9 million, which resulted from our adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The earnings before cumulative effect of change in accounting principle for 2002 were $22.0 million, or $0.66 per diluted share. The weighted average number of shares used in the diluted earnings per share computation was 39.9 million and 39.3 million for fiscal years 2003 and 2002, respectively.

Other Matters

New Accounting Pronouncements and Other Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for fiscal years ending after December 15, 2003. Disclosure of certain information regarding foreign defined benefit plans are effective for the fiscal years ending after June 15, 2004. Disclosure of the estimated future benefits is also deferred for companies until fiscal years ending after June 15, 2004. We have adopted the effective provisions of SFAS 132 (revised 2003) in the fourth quarter ended December 28, 2003 with no material effect on our consolidated financial statements. All of our pension plans are outside the USA and as a result, certain of the annual disclosure provisions are not effective for us until the fiscal year ending December 26, 2004. We have adopted these provisions in the fourth quarter ending December 26, 2004 with no material effect on our consolidated financial statements.

Back to Index

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principle of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS 131. The consensus applies to fiscal years ending after October 13, 2004. We have applied this guidance with no material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

On December 21, 2004, the FASB issued "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 has not yet been determined.

On December 21, 2004, the FASB issued "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We have not begun the evaluation process of the effects of the repatriation provision.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements, but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R effective for our third quarter beginning June 27, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, we are permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

Back to Index

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As we reduce our third party foreign currency borrowings, the effect of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries increases. (See “Financial Instruments and Risk Management”, Note 14 of the consolidated financial statements.) Sensitivity of our financial instruments to selected changes in market rates and prices, which are reasonably possible over a one-year period, is described below. Market values are the present value of projected future cash flows based on the market rates and prices.

Our financial instruments subject to foreign currency exchange risk include the €244.0 million term loan, the $100.0 million multi-currency revolving credit facility, and the €9.5 million and €2.7 million capital leases. At December 26, 2004, €22.6 million (approximately $30.6 million) was outstanding under the term loan. The amount outstanding under the revolving credit facility was ¥300 million (approximately $2.9 million). The outstanding amounts under the capital leases were €8.4 million (approximately $11.3 million) and €1.0 million (approximately $1.4 million). The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 26, 2004, a 10% strengthening of the US dollar versus the Euro would result in a $3.9 million decrease in the liability of the term loan, revolving credit facility, and capital leases, while a 10% weakening of the US dollar versus the Euro would result in a $4.8 million increase in the liability of the term loan, revolving credit facility, and capital leases.

At December 26, 2004, a 10% strengthening of the US dollar versus the Japanese Yen would result in a $0.3 million decrease in the liability of the revolving credit facility, while a 10% weakening of the US dollar versus the Japanese Yen would result in a $0.3 million increase in the liability of the revolving credit facility.

Also subject to foreign currency exchange risk are our foreign currency forward exchange contracts which represent a net (liability) asset position of $(0.4) million and $(0.3) million at December 26, 2004 and December 28, 2003, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 26, 2004, a 10% strengthening of the US dollar versus other currencies would result in an increase of $1.0 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.0 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the US.

Back to Index

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Checkpoint Systems, Inc.:

We have completed an integrated audit of Checkpoint Systems, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on December 31, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Back to Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2005

Back to Index

CHECKPOINT SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
(amounts in thousands)
	December 26, 2004	December 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,694	$110,376
Accounts receivable, net of allowance of $12,647 and $12,003	157,337	137,494
Inventories	92,844	80,986
Other current assets	29,991	32,170
Deferred income taxes	17,716	13,076

Total Current Assets	400,582	374,102

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,507	4,002
PROPERTY, PLANT, AND EQUIPMENT, net	91,442	100,393
GOODWILL	191,305	212,206
OTHER INTANGIBLES, net	39,975	53,446
DEFERRED INCOME TAXES	20,064	4,525
OTHER ASSETS	19,073	24,648

TOTAL ASSETS	$766,948	$773,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long–term debt	$24,940	$79,437
Accounts payable	65,436	62,833
Accrued compensation and related taxes	39,789	36,911
Other accrued expenses	28,850	31,653
Income taxes	21,645	28,120
Unearned revenues	27,640	27,813
Restructuring reserve	4,643	10,173
Other current liabilities	20,727	20,272

Total Current Liabilities	233,670	297,212

LONG-TERM DEBT, LESS CURRENT MATURITIES	47,827	42,601
CONVERTIBLE SUBORDINATED DEBENTURES	—	23,753
ACCRUED PENSIONS	77,666	65,871
OTHER LONG-TERM LIABILITIES	6,240	9,610
DEFERRED INCOME TAXES	21,657	9,978
MINORITY INTEREST	1,125	1,007
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued
Common stock, par value $.10 per share, authorized
100,000,000 shares, issued 39,841,134 and 39,479,407	3,984	3,948
Additional capital	309,503	282,529
Retained earnings	73,230	93,422
Common stock in treasury, at cost, 2,041,519 shares and
4,640,631 shares	(20,678)	(47,003)
Accumulated other comprehensive income (loss)	12,724	(9,606

TOTAL STOCKHOLDERS' EQUITY	378,763	323,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$766,948	$773,322

See notes to consolidated financial statements.

Back to Index

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)
	December 26,	December 28,	December 29,
Year ended	2004	2003	2002

Net revenues	$778,679	$723,262	$639,486
Cost of revenues	441,079	412,951	371,144

Gross profit	337,600	310,311	268,342

Selling, general, and administrative expenses	253,345	233,133	208,768
Research and development	28,962	15,860	9,387
Goodwill impairments	34,696	—	—
Asset impairments	16,748	1,507	466
Restructuring expenses	(3,016)	7,125	(312)
Litigation settlement	19,950	—	—

Operating (loss) income	(13,085)	52,686	50,033
Interest income	1,567	1,487	1,861
Interest expense	6,980	11,076	15,141
Other gain, net	219	1,319	928

(Loss) earnings before income taxes and minority interest	(18,279)	44,416	37,681
Income taxes	1,823	15,160	15,562
Minority interest	90	103	82

(Loss) earnings before cumulative effect of change in
accounting principle	(20,192)	29,153	22,037
Cumulative effect of change in accounting principle	—	—	(72,861)[1]

Net (loss) earnings	$(20,192)	$29,153	$(50,824)

Basic (Loss) Earnings Per Share:
(Loss) earnings per share before cumulative effect of change in accounting principle	$(.55)	$.88	$.68
Cumulative effect of change in accounting principle	—	—	(2.25)

Basic (Loss) Earnings Per Share	$(.55)	$.88	$(1.57)

Diluted (Loss) Earnings Per Share:
(Loss) earnings per share before cumulative effect of change in accounting principle	$(.55)	$.82	$.66
Cumulative effect of change in accounting principle	—	—	(1.85)

Diluted (Loss) Earnings Per Share	$(.55)	$.82	$(1.19)

See notes to consolidated financial statements.

[1] No tax effect as goodwill amortization is non-deductible for tax.

Back to Index

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollar amounts in thousands)
							Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital					Total Stockholders' Equity
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount

Balance, Dec. 30, 2001	38,184	$3,818	$252,342	$115,093	6,359	$(64,410)	$(66,580)	$240,263

Net loss				(50,824)				(50,824)
Exercise of stock options and related tax benefit	855	86	11,044					11,130
Net loss on interest rate swap							(1,064)	(1,064)
Treasury stock issued					(3)	31		31
Foreign currency translation
adjustment							22,168	22,168

Balance, Dec. 29, 2002	39,039	3,904	263,386	64,269	6,356	(64,379)	(45,476)	221,704

Net Income				29,153				29,153
Exercise of stock options and related tax benefit	440	44	4,996					5,040
Net gain on interest rate swap							238	238
Treasury stock issued upon conversion of subordinated debentures			14,147		(1,715)	17,376		31,523
Foreign currency translation
adjustment							35,632	35,632

Balance, Dec. 28, 2003	39,479	3,948	282,529	93,422	4,641	(47,003)	(9,606)	323,290

Net loss				(20,192)				(20,192)
Exercise of stock options and related tax benefit	362	36	4,663					4,699
Net gain on interest rate swap							826	826
Treasury stock issued conversion of subordinated debentures			22,311		(2,599)	26,325		48,636
Minimum pension liability adjustment, net of tax							(2,521)	(2,521)
Foreign currency translation
adjustment							24,025	24,025

Balance, Dec. 26, 2004	39,841	$3,984	$309,503	$73,230	2,042	$(20,678)	$12,724	$378,763

See notes to consolidated financial statements.

Back to Index

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)
	December 26,	December 28,	December 29,
Year ended	2004	2003	2002

Net (loss) earnings	$(20,192)	$29,153	$(50,824)
Net gain (loss) on interest rate swap, net of tax	826	238	(1,064)
Minimum pension liability, net of tax	(2,521)	—	—
Foreign currency translation adjustment	24,025	35,632	22,168

Comprehensive income (loss)	$2,138	$65,023	$(29,720)

See notes to consolidated financial statements.

Back to Index

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	December 26,	December 28,	December 29,
Year ended	2004	2003	2002

Cash flows from operating activities:
Net (loss) earnings	$(20,192)	$29,153	$(50,824)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	72,861
Depreciation and amortization	26,538	31,320	30,993
Deferred taxes	(5,836)	(3,907)	395
Provision for losses on accounts receivable	1,673	3,121	3,394
Gain (loss) on disposal of fixed assets	139	(4)	692
Impairments of goodwill and long-lived assets	51,444	1,465	466
Restructuring charges, net	(3,016)	7,124	(312)
(Increased) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(8,938)	12,655	32,864
Inventories	(7,090)	7,271	17,546
Other current assets	4,210	(8,460)	(4,963)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	870	11,054	1,607
Income taxes	(11,227)	5,164	7,055
Unearned revenues	(1,381)	(916)	2,874
Restructuring reserve	(3,122)	(3,136)	(8,500)
Other current and accrued liabilities	(324)	9,886	3,893

Net cash provided by operating activities	23,748	101,790	110,041

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(11,342)	(12,714)	(7,449)
Acquisitions, net of cash acquired	(155)	—	(681)
Other investing activities	1,159	1,016	1,112

Net cash used in investing activities	(10,338)	(11,698)	(7,018)

Cash flows from financing activities:
Proceeds from stock issuances	3,950	4,572	8,445
Net change in short-term debt	(92)	(1,553)	(1,908)
Proceeds of long-term debt	25,000	—	—
Payment of long-term debt	(53,829)	(42,210)	(102,043)

Net cash used in financing activities	(24,971)	(39,191)	(95,506)

Effect of foreign currency rate fluctuations on cash and cash equivalents	3,879	4,805	3,455

Net (decrease) increase in cash and cash equivalents	(7,682)	55,706	10,972
Cash and cash equivalents:
Beginning of year	110,376	54,670	43,698

End of year	$102,694	$110,376	$54,670

See notes to consolidated financial statements.

Back to Index

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, barcode labeling systems (BCS), retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We also market closed-circuit television (CCTV) systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2004, 2003, and 2002, are for: the 52 weeks ended December 26, 2004, December 28, 2003, and December 29, 2002, respectively.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements and related footnotes to conform to the 2004 presentation. The reclassifications made to the results of operations consist of research and development, product royalty expenses, asset impairment charges, and restructuring charges. We have reclassified research and development expenses from cost of revenues to operating expenses for all prior years. Product royalties’ expense was reclassified from selling, general, and administrative expenses to cost of revenues. Restructuring and impairment charges were moved from other operating expense (income) and cost of revenues to their respective lines on the statements of operations.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Back to Index

Accounts Receivable

Accounts receivables are recorded at net realizable values. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. Provisions for the losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. A provision is made to reduce excess or obsolete inventory to its net realizable value.

Revenue Equipment on Operating Lease

The cost of the equipment leased to customers under operating leases is depreciated on a straight-line basis over the length of the contract, which is usually between three and five years.

Property, Plant, and Equipment

Property, plant, and equipment is carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements, and major renewals are capitalized. Depreciation generally is provided on a straight-line basis over the estimated useful lives of the assets. Buildings, equipment rented to customers, and leased equipment on capitalized leases use the following estimated useful lives of 15 to 30 years, three to five years, and five years, respectively. Machinery and equipment estimated useful lives range from three to ten years. Leasehold improvement useful lives are the lesser of the minimum lease term or the useful life of the item. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income.

We review our property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If it is determined that an impairment, based on expected future undiscounted cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over its fair value.

Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective December 31, 2001 (fiscal year 2002), goodwill is no longer being amortized. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We perform our annual assessment as of October 31 each fiscal year. Refer to Note 5.

Other Intangibles

Other intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter). We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If it is determined that an impairment, based on expected future undiscounted cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. Refer to Note 5.

Back to Index

Other Assets

Included in other assets are $7.1 million and $13.7 million of net long-term customer-based receivables at December 26, 2004 and December 28, 2003, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 26, 2004 and December 28, 2003 were $1.4 million and $2.8 million, respectively. Amortization expense was $1.5 million, $2.0 million, and $2.9 million, for 2004, 2003, and 2002, respectively.

Revenue Recognition

We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method, which approximates the effective interest method. Rental revenue from equipment under operating lease is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and for non-contract work, as services are performed. Sales to third party leasing companies are recognized as a sale. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements as prescribed under Emerging Issues Task Force (EITF) 00-21. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

Shipping and Handling Fees and Costs

Shipping and handling fees are accounted for in net revenues, shipping and handling costs in cost of revenues.

Cost of Revenues

The principle elements of cost of revenues are product cost, field service and installation cost, freight, and product royalties paid to third parties.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Balance at beginning of year	$4,591	$4,002
Accruals for warranties issued	1,671	934
Accruals related to pre-existing warranties, including changes in estimate	51	(80)

Total accruals	1,722	854
Settlement made	(1,326)	(743)
Foreign currency translation adjustment	184	478

Balance at end of year	$5,171	$4,591

Back to Index

Royalty Expense

Royalty expenses related to security products approximated $4.2 million, $4.8 million, and $4.2 million, in 2004, 2003, and 2002, respectively. These expenses are included as part of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock Options

At December 26, 2004, we have two stock-based employee compensation plans, which are described more fully in Note 8. SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for our stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model, our net (loss) earnings and net (loss) earnings per share would approximate the pro-forma amounts as follows:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003	December 29, 2002

Net (loss) earnings, as reported	$(20,192)	$29,153	$(50,824)
Total stock-based employee compensation expense
determined under fair value based method, net of tax	(2,564)	(2,732)	(2,223)

Pro forma net (loss) earnings	$(22,756)	$26,421	$(53,047)

Net (loss) earnings per share:
Basic:
As reported	$(.55)	$.88	$(1.57)
Pro forma	$(.62)	$.80	$(1.64)

Diluted:
As reported	$(.55)	$.82	$(1.19)
Pro forma	$(.62)	$.75	$(1.25)

The following assumptions were used in the estimation of the fair value on the stock options:

Year ended	December 26, 2004	December 28, 2003	December 29, 2002

Dividend yield	None	None	None
Expected volatility	.261	.270	.412

Risk-free interest rates	2.9%	3.3%	3.6%
Expected life (in years)	3.2	3.2	3.2

Back to Index

Income Taxes

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

Accounting for Foreign Currency Translation and Transactions

Our balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of our foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders' equity. In addition, gains or losses on long-term inter-company transactions are excluded from the net (loss) earnings and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders' equity. All other foreign currency transaction gains and losses are included in net (loss) earnings.

Accounting for Hedging Activities

We enter into certain foreign exchange forward contracts in order to hedge anticipated rate fluctuations in Western Europe, Canada, and Australia. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.

We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. No ineffectiveness occurred during fiscal years 2002 to 2004.

New Accounting Pronouncements and Other Standards

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. Additional disclosures have been added including information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Except as noted below, this Statement was effective for fiscal years ending after December 15, 2003. Disclosure of certain information regarding foreign defined benefit plans are effective for the fiscal years ending after June 15, 2004. Disclosure of the estimated future benefits is also deferred for companies until fiscal years ending after June 15, 2004. We have adopted the effective provisions of SFAS 132 (revised 2003) in the fourth quarter ended December 28, 2003 with no material effect on our consolidated financial statements. All of our pension plans are outside the US and as a result, certain of the annual disclosure provisions are not effective for us until the fiscal year ending December 26, 2004. We have adopted these provisions in the fourth quarter ending December 26, 2004 with no material effect on our consolidated financial statements.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” which clarifies the guidance in paragraph 19 of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principle of SFAS 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of SFAS 131. The consensus applies to fiscal years ending after October 13, 2004. We have applied this guidance with no material effect on our consolidated financial statements.

Back to Index

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The pronouncement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

On December 21, 2004, the FASB issued "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the future performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered with measuring deferred taxes and assessing a valuation allowance. The impact on our results of operations or financial position of FSP FAS 109-1 has not yet been determined.

On December 21, 2004, the FASB issued "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We have not begun the evaluation process of the effects of the repatriation provision.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements, but do not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R effective for our third quarter beginning June 27, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption.

Back to Index

Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. Under this method, we are permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

Note 2. Variable Interest Entity

On February 3, 2004, we made a $2.5 million minority investment in Goliath Solutions, which is considered a variable interest entity (VIE). Goliath Solutions is a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain-drug, mass merchandise, and convenience store channels of trade, Management determined that we were the primary beneficiary and therefore consolidated Goliath Solutions’ assets, liabilities, and results of operations in our consolidated financial statements. The creditors (or beneficial interest holders) of Goliath Solutions have no recourse to the general credit of the Company. Our investment in Goliath Solutions of approximately $2.5 million represented our maximum exposure to loss.

On October 6, 2004, Goliath Solutions received an additional investment from a party unrelated to us. As a result of this investment, we reevaluated our status as the primary beneficiary in accordance with Financial Interpretation Number FIN 46(R) and determined we were no longer the primary beneficiary. Accordingly, we deconsolidated Goliath Solutions on a prospective basis and applied the equity method to the investment in Goliath Solutions and notes receivable. In applying the equity method, our investment in Goliath Solutions was reduced to zero and the notes receivable was reduced to $0.4 million, due to the losses incurred during the year. The loss of $2.1 million related to Goliath Solutions prior to deconsolidation will remain in our consolidated statement of operations. We do not expect to receive the remaining investment and therefore an allowance for the entire amount has been made in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan.” A loss of $0.4 million for the allowance has been recorded in our consolidated statement of operations for the year ended December 26, 2004, which, combined with the losses recorded on our consolidated financial statements prior to the deconsolidation of Goliath Solutions, represent the maximum exposure of the investment. We have no commitments to further funding related to our investment in Goliath Solutions.

Note 3. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Raw materials	$12,689	$8,285

Work-in-process	4,025	3,547

Finished goods	76,130	69,154

Total	$92,844	$80,986

Back to Index

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Revenue equipment on operating lease
Equipment rented to customers	$46,815	$43,951
Accumulated depreciation	(42,308)	(39,949)

	4,507	4,002
Property, plant, and equipment
Land	11,089	10,652
Buildings	76,224	72,635
Machinery and equipment	195,702	203,150
Leasehold improvements	11,423	12,476

	294,438	298,913

Accumulated depreciation	(202,996)	(198,520)

Total Property, Plant, and Equipment	$91,442	$100,393

Property, plant, and equipment under capital lease had gross values of $17.6 million and $16.3 million and accumulated depreciation of $5.6 million and $4.6 million, as of December 26, 2004 and December 28, 2003, respectively.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $23.0 million, $23.9 million, and $22.2 million, for 2004, 2003, and 2002, respectively.

During the annual goodwill impairment review, two of our reporting units were determined to have insufficient cash flows to support their carrying value. This required us to test the long-lived assets of those reporting units for impairment. As disclosed in the Note 1, we performed the test for recoverability using undiscounted cash flows and determined that long-lived assets were not fully recoverable. As a result, we recorded a $3.9 million impairment and related charge for certain property, plant and equipment in our US and European labeling services reporting units. The impairment charge represented the excess of the carrying amount of the assets over the fair value of the assets and was recorded as asset impairments in the determination of operating (loss) income on the consolidated statement of operations. The fair value for the long-lived assets was estimated using prices of similar asset groups.

Back to Index

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $40.0 million, and $53.4 million as of December 26, 2004 and December 28, 2003, respectively.

The following table reflects the components of intangible assets as of December 26, 2004 and December 28, 2003:

		2004		2003

	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
(dollar amounts in thousands)	(years)	Amount	Amortization	Amount	Amortization

Customer lists	20	$33,555	$20,955	$31,020	$14,584
Trade name	30	30,350	13,127	28,226	3,763
Patents, license agreements	5 to 14	40,140	30,644	37,362	25,439
Other	3 to 6	1,096	440	952	328

Total		$105,141	$65,166	$97,560	$44,114

We recorded $3.9 million, $6.2 million, and $5.4 million of amortization expense for 2004, 2003, and 2002, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2005	$3,261
2006	$3,002
2007	$2,949
2008	$2,890
2009	$2,516

The changes in the carrying amount of goodwill for the 24 months ended December 26, 2004, are as follows:

(dollar amounts in thousands)

		Labeling	Retail
	Security	Services	Merchandising	Total

Balance as of December 29, 2002	$91,072	$36,895	$57,791	$185,758
Translation adjustment	15,023	1,538	9,887	26,448

Balance as of December 28, 2003	106,095	38,433	67,678	212,206

Acquired during the year	593	—	—	593
Impairment	—	(34,696)	—	(34,696)
Other (1)	(593)	—	—	(593)
Translation adjustment	8,142	207	5,446	13,795

Balance as of December 26, 2004	$114,237	$3,944	$73,124	$191,305

(1) Deconsolidation of Goliath Solutions (see note 2).

Back to Index

Upon adoption pursuant to SFAS 142, we performed an assessment of the carrying value of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value. The reporting units’ fair value is based on their expected future discounted cash flows. The completion of the transitional goodwill impairment test resulted in a goodwill impairment charge of $72.9 million in fiscal year 2002, which was accounted for as a change in accounting principle.

In the fourth quarter of 2004, we performed an assessment of the carrying value of goodwill utilizing a discounted cash flow analysis. This assessment indicated the book value of our US and European labeling services reporting units exceeded their estimated fair value and a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144 (discussed in note 4). We concluded the book values of certain asset groupings within these two reporting units were higher than their estimated fair values resulting in an impairment charge. The estimated fair value was determined from prices of similar assets and discounted cash flows. Accordingly, we have recognized non-cash impairment charges of $51.4 million ($45.0 million, net of tax) in 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairments, intangible asset impairments, and fixed asset impairments, respectively. The tangible and fixed asset impairments were recorded in asset impairments on the consolidated statement of operations. The goodwill was recorded in goodwill impairments on the consolidated statement of operations. In developing the discounted cash flow analysis for these segments, we incorporated the 2004 decline, excluding the benefits of foreign exchange, related to the increased economic pressures and difficult market conditions. These factors resulted in lower growth expectations for the reporting units and triggered the impairment.

It is possible that future declines in retail merchandising revenues may lead to future impairments of the goodwill associated with this segment. We perform our annual assessment as of October 31 each fiscal year. The 2003 and 2002 annual assessments did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense.

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 26, 2004 and at December 28, 2003 consisted of the following:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Overdraft facilities and lines of credit with interest rates raging from 1.38% to 1.50% [1]	$965	$931

Current portion of long-term debt	23,975	18,506

Called portion of convertible subordinated debentures	—	60,000

Total short-term borrowings and current portion of long-term debt	$24,940	$79,437

1 The weighted average interest rates for 2004 and 2003 were 1.44%.

As of December 26, 2004, the ¥800 million short-term revolving loan facility had an outstanding balance of ¥100 million ($1.0 million) and availability of ¥700 million ($6.8 million).

Back to Index

Note 7. LONG-TERM DEBT

Long-term debt at December 26, 2004 and December 28, 2003 consisted of the following:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Senior collaterized credit facility:
€244 million variable interest rate term loan maturing in 2006	$30,625	$45,863
$100 million multi-currency variable interest rate revolving credit facility maturing in 2006	27,893	2,791
€9.5 million capital lease maturing in 2021	11,330	10,733
€2.7 million capital lease maturing in 2007	1,404	1,693
Other capital leases with maturities through 2006	550	27

Total [1]	71,802	61,107
Less current portion	23,975	18,506

Total long-term portion (excluding convertible subordinated debentures)	47,827	42,601
Convertible subordinated debentures	—	83,753
Less called portion of convertible subordinated debentures	—	(60,000)

Total long-term portion	$47,827	$66,354

1     The weighted average interest rates for 2004 and 2003 were 4.55% and 5.24%, respectively.

At December 24, 2004, we had a $375.0 million senior collateralized multi-currency credit facility. The credit facility included a $275.0 million equivalent multi-currency term note and a $100.0 million equivalent multi-currency revolving line of credit. Interest on the facility reset monthly and was based on the Eurocurrency base rate plus an applicable margin. This facility was replaced by a new $150 million unsecured credit facility in March 2005. See Note 21. “Subsequent Event”.

At December 26, 2004, €22.6 million (approximately $30.6 million) was outstanding under the multi-currency term loan. The outstanding borrowings under the revolving credit facility were $25.0 million and ¥300 million (approximately $2.9 million). The availability under the $100.0 million multi-currency revolving credit facility had been reduced by letters of credit totaling $1.1 million. At December 26, 2004, the availability under this revolving credit facility was $71.0 million.

The above loan agreements contained certain restrictive covenants which, among other things, required maintenance of specified minimum financial ratios including debt to earnings, interest coverage, fixed charge coverage, and net worth. These agreements also prohibited us from paying cash dividends. In addition, under the loan agreements, our assets in the US and Puerto Rico, including the shares of certain of our overseas subsidiaries, were pledged as collateral.

On September 12, 2003, we secured an amendment to certain provisions of the financial covenants included in the credit facility, which allowed us the flexibility to: (i) redeem the convertible subordinated debentures, (ii) make purchases of our common stock, (iii) create additional indebtedness not to exceed $20.0 million, and (iv) provide guarantee support to subsidiaries. We were in compliance with our covenants for fiscal 2004.

On September 30, 2004, we called the remaining $23.3 million of the convertible subordinated debentures for redemption on December 14, 2004. The called debentures were convertible at any time prior to the close of business on December 9, 2004. On December 9, 2004, $0.043 million of the convertible subordinated debentures were converted into 0.002 million shares of our common stock. The remaining $23.214 million was redeemed for cash on December 14, 2004.

Back to Index

On February 18, 2004, we called $60.0 million of the convertible subordinated debentures for redemption on April 13, 2004. The called debentures were convertible at any time prior to the close of business on April 8, 2004. On April 8, 2004, $47.2 million of the convertible subordinated debentures were converted into 2.570 million shares of our common stock. The remaining $12.8 million was redeemed for cash on April 13, 2004.

In addition to the $60.0 million convertible subordinated debentures redeemed in April 2004, certain bondholders elected to convert their bonds into shares of our common stock during the first and second quarters of 2004. The principal amount of bonds converted was $0.5 million, equivalent to 0.027 million shares.

On September 23, 2003 we called $35.0 million of the convertible subordinated debentures for redemption on November 8, 2003. The called debentures were convertible into common shares at any time prior to the close of business on November 3, 2003. Of the called debentures, $30.3 million were converted into 1.648 million shares of our common stock and $4.7 million were redeemed for cash.

In addition to the $35.0 million convertible subordinated debentures redeemed in November 2003, certain bondholders elected to convert their bonds into shares of our common stock during the fourth quarter 2003. The principal amount of bonds converted was $1.2 million, equivalent to 0.067 million shares of our common stock. At December 28, 2003, the outstanding balance of the convertible debentures was $83.8 million.

In November 1995, we completed the private placement of $120.0 million of convertible subordinated debentures (debentures) with an annual interest rate of 5.25%. The debentures were uncollateralized and subordinated to all senior indebtedness. The debentures were convertible into common stock at a conversion price of $18.375 per share (equivalent to approximately 54.42 shares of common stock for each $1,000 principal amount of debentures), at any time prior to redemption or maturity at the option of the bondholder. As of December 14, 2004, these notes were redeemed as described above.

The aggregate maturities on all long-term debt (including current portion) are:

(dollar amounts in thousands)

	Debt	Capital Leases	Total Debt

2005	$22,916	$1,059	$23,975
2006	35,602	1,059	36,661
2007	—	1,039	1,039
2008	—	527	527
2009	—	563	563
Thereafter	—	9,037	9,037

Total	$58,518	$13,284	$71,802

Back to Index

Note 8. STOCK OPTIONS

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The shares available under the 2004 Plan are the shares which would have been available under the 1992 Stock Option Plan (1992 Plan) of approximately 3,500,000. All cancellations and forfeitures related to share awards outstanding under the 1992 Plan will be added back to the available for grant of the 2004 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock awards, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan. The Committee at its discretion will determine the terms and conditions of each award. For all issuances under the 2004 Plan, the awards vest over a three year period and expire not more than 10 years from date of grant. As of December 26, 2004, there were 3,475,425 shares available for grant.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 26, 2004, there were no shares available for grant.

All of the options outstanding at December 26, 2004 were issued pursuant to the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest over a three year period.

On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to the President of North America in connection with his hire. The non-qualified stock options vest over a three year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of December 26, 2004, there are no shares available for grant.

Back to Index

The following schedules summarize stock option activity and status:

Stock option transactions for our stock option plans are summarized as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding – beginning of year	3,347,591	$13.23	3,810,203	$13.94	3,690,702	$13.94
Granted	1,076,000	18.75	938,500	11.37	1,236,500	12.34
Exercised	(361,727)	10.92	(439,901)	10.39	(855,645)	9.87
Cancelled	(97,219)	9.82	(961,211)	15.45	(261,354)	19.65

Outstanding – end of year	3,964,645	$15.02	3,347,591	$13.23	3,810,203	$13.94

Options exercisable at year end	2,353,571	$14.12	1,944,470	$14.53	2,531,205	$15.25

Weighted average estimated fair
value of options granted		$5.34		$3.13		$4.82

Following is a summary of stock options outstanding as of December 26, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at Dec. 26, 2004	Life	Price	at Dec. 26, 2004	Price

$ 7.25 to $ 9.90	858,268	6.60	$9.14	718,635	$9.10
$ 9.91 to $13.00	891,036	7.25	11.68	694,951	11.68
$13.01 to $17.75	1,001,441	7.35	15.23	520,585	14.87
$17.76 to $28.38	1,213,900	6.79	21.47	419,400	25.85

$ 7.25 to $28.38	3,964,645	6.99	$15.02	2,353,571	$14.12

Back to Index

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2004, 2003, and 2002, included payments for interest of $6.1 million, $11.5 million, and $15.0 million, and income taxes of $14.6 million, $15.5 million, and $10.1 million, respectively.

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For 2004, non-cash investing and financing activities included a $47.7 million conversion of subordinated debentures into 2.599 million shares of our common stock and an addition for capital leases of $0.5 million. During 2003, non-cash investing and financing activities included a $31.5 million of conversion subordinated debentures into 1.715 million shares of our common stock.

Note 10. STOCKHOLDERS' EQUITY

In March 1997, our Board of Directors adopted a new Shareholder's Rights Plan (1997 Plan). The Rights under the 1997 Plan attached to the common shares of the Company as of March 24, 1997. The Rights are designed to ensure all Company shareholders fair and equal treatment in the event of a proposed takeover of the Company, and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all shareholders a fair price.

The Rights are exercisable only as a result of certain actions of an acquiring person. Initially, upon payment of the exercise price (currently $100.00), each Right will be exercisable for one share of common stock. Upon the occurrence of certain events each Right will entitle its holder (other than the acquiring person) to purchase a number of our or an acquiring person's common shares having a market value of twice the Right's exercise price. The Rights expire on March 10, 2007.

The components of accumulated other comprehensive income (loss) at December 26, 2004 and at December 28, 2003 are as follows:

(dollar amounts in thousands)

	2004	2003

Net loss on interest rate swap, net of tax	$—	$(826)
Minimum pension liability adjustment, net of tax	(2,521)	—
Foreign currency translation adjustment	15,245	(8,780)

Total	$12,724	$(9,606)

Back to Index

Note 11. EARNINGS PER SHARE

For fiscal years 2004, 2003, and 2002, basic (loss) earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share assume conversion of convertible subordinated debentures and the dilutive effects of stock options. Adjustments for the convertible subordinated debentures were anti-dilutive in fiscal 2004, and therefore excluded from the computation of diluted EPS; the convertible subordinated debentures were retired as of the end of fiscal 2004 and will not effect future calculations. Adjustments for stock options of 781,000 were anti-dilutive in fiscal 2004 and therefore excluded from the calculation due to our net loss for the year. Options to purchase 1,214,000, 932,000, and 1,917,000 shares of common stock were outstanding at December 26, 2004, December 28, 2003 and December 29, 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for net (loss) earnings from change in accounting principle:

(amounts in thousands, except per share data)

	December 26,	December 28,	December 29,
	2004	2003	2002

Basic (loss) earnings before change in accounting principle available to common stockholders:

(Loss) earnings before cumulative effect of change in accounting principle	$(20,192)	$29,153	$22,037

Interest on convertible subordinated debentures, net of tax	—	3,639	3,843

Diluted (loss) earnings before change in accounting Principle available to common stockholders	$(20,192)	$32,792	$25,880

Shares:

Basic weighted average number of common shares outstanding	36,823	33,142	32,298

Common shares assumed upon exercise of stock options	—	605	487
Common shares assumed upon conversion of subordinates debentures	—	6,189	6,528

Weighted average common stock and dilutive stock outstanding	36,823	39,936	39,313

Basic (loss) earnings per share before cumulative effect of change in accounting principle	$(.55)	$.88	$.68
Cumulative effect of change in accounting principle	—	—	(2.25)

Basic (loss) earnings per share	$(.55)	$.88	$(1.57)

Diluted (loss) earnings per share before cumulative effect of change in accounting principle	$(.55)	$.82	$.66
Cumulative effect of change in accounting principle	$—	$—	$(1.85)

Diluted (loss) earnings per share	$(.55)	$.82	$(1.19)

Back to Index

Note 12. INCOME TAXES

The domestic and foreign components of (loss) earnings before income taxes and minority interest are:

(dollar amounts in thousands)

	2004	2003	2002

Domestic [1]	$(19,926)	$15,921	$15,267
Foreign	1,647	28,495	22,414

Total	$(18,279)	$44,416	$37,681

1      The domestic component includes the earnings of our operations in Puerto Rico.

The related provisions for income taxes consist of:

(dollar amounts in thousands)

	2004	2003	2002

Currently payable
Federal	$(594)	$3,635	$2,181
State	454	638	161
Puerto Rico	423	694	1,392
Foreign	7,376	14,100	11,433

Total currently payable	7,659	19,067	15,167
Deferred
Federal	(2,317)	(1,789)	(175)
State	—	—	—
Puerto Rico	(235)	667	—
Foreign	(3,284)	(2,785)	570

Total deferred	(5,836)	(3,907)	395

Total Provision	$1,823	$15,160	$15,562

Deferred tax assets/liabilities at December 26, 2004 and December 28, 2003 consist of:

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Inventory	$7,802	$2,131
Accounts receivable	2,651	2,203
Net operation loss and foreign tax credit carryforwards	35,202	44,430
Restructuring	1,307	2,030
Deferred revenue	3,596	2,446
Pension	7,668	4,916
Warranty	775	667
Deferred compensation	2,908	1,437
Other	1,036	1,274
Depreciation	2,900	1,391
Valuation allowance	(31,275)	(32,650)

Deferred tax assets	34,570	30,275

Intangibles	13,789	19,136
Withholding tax liabilities	5,343	3,516

Deferred tax liabilities	19,132	22,652

Net deferred tax asset	$15,438	$7,623

Back to Index

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

Repatriation of the Puerto Rico subsidiary's unremitted earnings could result in the assessment of Puerto Rico "tollgate" taxes at a maximum rate of 3.5% of the amount repatriated. During 2004, 2003, and 2002, a full provision was made for tollgate taxes. We have not provided for tollgate taxes on approximately $30.0 million of our subsidiary's unremitted earnings since they are expected to be reinvested permanently.

Net operating losses are principally foreign. The net operating loss carryforwards as of December 26, 2004 include $25.0 million of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of loss carryforwards is realized, we will apply such benefit to goodwill in connection with the acquisition. In 2004, an additional valuation allowance of $0.8 million was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized. In 2004, net operating losses of $0.4 million were written off in jurisdictions where losses expired and valuation allowances were not previously provided. Of the total foreign net operating losses available, $0.7 million expire in 2005, $4.0 million expire beginning January 2006 through 2010, and the remaining portion may be carried forward indefinitely.

We have not provided deferred income taxes on approximately $52.0 million of undistributed earnings in our foreign subsidiaries at December 26, 2004 as it is our intention to permanently reinvest such earnings.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the US.

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

(dollar amounts in thousands)

	2004	2003	2002

Tax provision at the statutory Federal income tax rate	$(6,397)	$15,545	$13,188
Tax exempt earnings of subsidiary in Puerto Rico	(1,467)	(1,467)	(1,467)
Non-deductible goodwill	12,143	1,361	1,392
Non-deductible meals and entertainment	375	242	219
State and local income taxes, net of Federal benefit	562	415	105
Benefit from extraterritorial income	(848)	(490)	(501)
Foreign losses for which no tax benefit recognized	482	423	2,327
Foreign rate differentials	(2,602)	(2,697)	218
Research and development credits	(637)	—	—
Tax settlements	889	—	—
Potential tax contingencies	(577)	—	—
Change in valuation allowance	234	2,205	—
Other	(334)	(377)	81

Tax provision at the effective tax rate	$1,823	$15,160	$15,562

In 2002, there was no income tax benefit associated with the cumulative effect of the change in accounting principle as the amortization of goodwill is non-tax deductible.

Back to Index

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee's earnings) and supplemental contributions. We match in cash 50% of the participant's basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.1 million, $1.0 million, and $1.0 million, in 2004, 2003, and 2002, respectively.

Generally, all employees in the US may participate in our US Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.

Under our non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the US, may contribute up to $80 per week for the purchase of our common stock at fair market value. We match employee contributions up to a maximum of $20.75 per week. Our contributions under this plan approximated $0.2 million for each of the years 2004, 2003, and 2002.

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 20% of the total workforce at December 26, 2004. The benefits accrue according to the length of service, age, and remuneration of the employee.

The pension plans included the following net cost components:

(dollar amounts in thousands)

	2004	2003	2002

Service cost	$1,308	$1,719	$1,408
Interest cost	3,861	3,379	2,867
Expected return on plan assets	(4)	(4)	(4)
Amortization of actuarial gain	(38)	—	—
Amortization of transition obligation	115	105	88
Amortization of prior service costs	2	2	2

Net periodic pension cost	$5,244	$5,201	$4,361

Back to Index

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

(dollar amounts in thousands)

	December 26, 2004	December 28, 2003

Change in benefit obligation
Net benefit obligation at beginning of year	$66,854	$56,050
Service cost	1,308	1,719
Interest cost	3,861	3,379
Actuarial loss (gain)	7,792	(1,801)
Gross benefits paid	(3,826)	(3,273)
Foreign currency exchange rate changes	6,418	10,780

Net benefit obligation at end of year	$82,407	$66,854

Change in plan assets
Fair value of plan assets at beginning of year	$105	$85
Actual return on assets	4	4
Employer contributions	3,826	3,273
Gross benefits paid	(3,826)	(3,273)
Foreign currency exchange rate changes	10	16

Fair value of plan assets at end of year	$119	$105

Reconciliation of funded status
Funded status at end of year	$(82,288)	$(66,749)
Unrecognized actuarial loss (gain)	7,668	(158)
Unrecognized transition obligation	960	996
Unrecognized prior service cost	41	40

Net amount recognized at end of year	$(73,619)	$(65,871)

Amounts recognized on consolidated balance sheets consist of:
Accrued benefit liability	$(77,666)	$(65,871)
Accumulated other comprehensive income	4,047	—

Net amount recognized at end of year	$(73,619)	$(65,871)

Other comprehensive income attributable to change in additional minimum liability recognition	$4,047	$—
Accumulated benefit obligation at end of year	$76,610	$61,363

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

	December 26, 2004	December 28, 2003

Projected benefit obligation	$82,407	$66,854
Accumulated benefit obligation	$76,610	$61,363
Fair value of plan assets	$119	$105

Back to Index

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 26, 2004	December 28, 2003

Weighted average assumptions for year-end benefit obligations:
Discount rate [1]	5.00%	5.75%
Expected rate of increase in future compensation levels	2.50%	3.00%

Weighted average assumptions for net periodic benefit cost development:
Discount rate [1]	5.00%	5.75%
Expected rate of return on plan assets	3.75%	5.00%
Expected rate of increase in future compensation levels	2.50%	3.00%

Measurement Date:	December 31, 2004	December 31, 2003

1      Represents the weighted average rate for all pension plans.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.75% long-term rate of return on asset assumption.

The weighted average asset allocation by asset category is as follows:

Plan Assets	As of 12/26/04	As of 12/28/03

Equity securities	—%	—%
Debt securities	—%	—%
Fixed income securities	—%	—%
Foreign government bonds	100.0%	100.0%

Total assets	100.0%	100.0%

The benefits expected to be paid over the next five years and the five aggregated years after:

(dollar amounts in thousands)

2005	$4,075
2006	4,246
2007	4,375
2008	4,467
2009	4,561
2010 through 2014	$23,871

Back to Index

Note 14. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, did not materially impact results from operations. Our major market risk exposures are movements in foreign currency and interest rates. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. We enter into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions thereby minimizing the risk of credit loss. Our policy is to manage interest rates through the use of interest rate caps or swaps. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of Fair Values, which follows. All listed items described are non-trading.

Foreign Exchange Risk Management

We enter into currency forward exchange contracts to hedge short-term receivables denominated in currencies other than the US dollar from our foreign sales subsidiaries. The term of the currency forward exchange contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in other gain, net. Notional amounts of currency forward exchange contracts outstanding at December 26, 2004 were $19.4 million, with various maturity dates ranging through the end of the second quarter 2005. At December 28, 2003, the notional amounts of currency forward exchange contracts outstanding were $20.4 million.

Aggregate foreign currency transaction gains in 2004, 2003, and 2002, were $0.2 million, $1.3 million, and $0.9 million, respectively, and are included in other gain, net on the consolidated statements of operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 26, 2004.

Interest Rate Risk Management

On March 11, 2002, we entered into an interest rate swap to reduce the risk of significant Euro interest rate increases in connection with the floating rate debt outstanding under the Euro term loan. The cash flow hedging instrument initially swapped interest payments on the notional amount of €50 million from variable to fixed. The contract expired on December 24, 2004. The interest rate swap was marked to market and the changes were recorded in other comprehensive income. Upon expiration, the fair value of the interest rate swap was zero.

In connection with the floating rate debt under the senior collateralized multi-currency credit facility, we purchased interest rate caps to reduce the risk of significant Euro interest rate increases. The fair value and premiums paid for the instruments were not material. The interest rate caps expired on March 31, 2003.

Back to Index

Fair Values

The following table presents the carrying amounts and fair values of our financial instruments at December 26, 2004 and December 28, 2003:

	December 26, 2004		December 28, 2003

	Carrying	Estimated	Carrying	Estimated
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt (including current maturities and excluding capital leases) [1]	$58,518	$58,518	$48,654	$48,654

Convertible subordinated debentures (including current maturities) [1]	$—	$—	$83,753	$88,569

Currency forward exchange contracts [2]	$(424)	$(424)	$(343)	$(343)

Interest rate swap [3]	$—	$—	$(711)	$(711)

1	The carrying amounts are reported on the balance sheet under the indicated captions.
2	The carrying amounts represent the net unrealized (loss) gain associated with the contracts at the end of the period. Such amounts are included in other current liabilities.
3	The carrying amounts represent the net unrealized loss associated with the contract at the end of the period. Such amounts are included in other long-term liabilities.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The long-term debt agreements have various due dates with none of the agreements extending beyond the year 2006.

Convertible subordinated debentures were carried at the original offering price, less any payments of principal. In order to estimate the fair value of these debentures, we used currently quoted market prices.

The carrying value approximates fair value for cash, accounts receivable, and accounts payable.

Note 15. PROVISION FOR RESTRUCTURING

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We account for these plans in accordance with SFAS 112 “Employers’ Accounting For Postemployment Benefits”. During the fourth quarter of 2004, we made a reversal of the restructuring accrual of $3.0 million composed of $2.6 million for severance related to the shared services initiative in Europe and $0.4 million resulting from a reduction of the lease reserve due to the Company obtaining a sublease tenant. This reversal was recorded on the “restructuring expense” line on the consolidated statement of operations.

The $2.6 million reversal was due primarily to natural employee attrition, adjustments for positions scheduled to be eliminated, employees leaving for less than reserved and Company management retaining certain positions previously scheduled to leave. Employee attrition is composed of two components (1) employees who left the Company prior to notice being given and (2) employees who transferred into different positions, which became available during the year, allowing us to eliminate the position without the anticipated severance. The adjustments for positions scheduled to be eliminated was due primarily to substitution of different employees in similar positions which resulted in less required severance accrual and certain employees opting for early retirement. We expect the 39 remaining planned terminations and other actions to be completed by the end of 2005.

Back to Index

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.8 million, which was reduced by the reversals previously described.

Restructuring accrual activity was as follows:

(dollar amounts in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at End of Year (2)

2004

Severance and other employee related charges	$8,878	$—	$(2,622)	$(2,830)	$311	$3,737
Lease termination costs	1,295	—	(394)	(292)	297	906

	$10,173	$—	$(3,016)	$(3,122)	$608	$4,643

(1) Includes restructuring costs prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $20.6 million, $21.6 million, and $15.4 million, in 2004, 2003, and 2002, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 26, 2004 are:

(dollar amounts in thousands)

	Capital Leases	Operating Leases	Total

2005	$1,679	$18,351	$20,030
2006	1,622	16,217	17,839
2007	1,551	9,107	10,658
2008	994	6,761	7,755
2009	994	5,769	6,763
Thereafter	11,525	6,277	17,802

Total minimum lease payments	$18,365	$62,482	$80,847
Less: amounts representing interest	5,081

Present value of minimum lease payments	$13,284

Back to Index

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.

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

Back to Index

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time.

Note 17. CONCENTRATION OF CREDIT RISK

Our foreign subsidiaries, along with many foreign distributors, provide diversified international sales thus minimizing credit risk to one or a few distributors. Domestically, our sales are well diversified among numerous retailers in the apparel, drug, home entertainment, mass merchandise, music, shoe, supermarket, and video markets. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers.

Note 18. ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of the operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

On January 1, 2002, we acquired various assets of Thomeko OY, our former distributor of RF-EAS equipment in Finland. The acquisition consists of an initial cash payment and delayed purchase price payments over two years. The total transaction is estimated to be approximately €0.8 million ($0.7 million).

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:

i	Security – includes electronic article surveillance (EAS) systems, access control systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.
ii	Labeling Services – includes barcode labeling systems (BCS), service bureau (Check-Net), and radio frequency identification (RFID) systems.
iii	Retail Merchandising – includes hand-held labeling systems (HLS) and retail display systems (RDS).

Back to Index

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

      (A)   Business Segments

(dollar amounts in thousands)

	2004		2003		2002

Business segment net revenue:
Security	$509,314		$465,044		$395,033
Labeling Services	161,828		157,783		144,071
Retail Merchandising	107,537		100,435		100,382

Total	$778,679		$723,262		$639,486

Business segment gross profit:
Security	$235,646		$212,480		$175,922
Labeling Services	47,468		47,728		43,986
Retail Merchandising	54,486		50,103		48,434

Total gross profit	337,600		310,311		268,342
Operating expenses	350,685	[1]	257,625	[2]	218,309	[3]
Interest expense, net	5,413		9,589		13,280
Other gain, net	219		1,319		928

(Loss) earnings before income taxes and minority interest	$(18,279)		$44,416		$37,681

Business segment total assets:
Security	$490,935		$428,134
Labeling Services	119,686		176,793
Retail Merchandising	156,327		168,395

Total	$766,948		$773,322

1	Includes a $3.0 million restructuring charge reversal, a $20.0 million litigation settlement and a $51.4 million impairment charge.
2	Includes a $7.1 million restructuring charge and a $1.5 million asset impairment charge.
3	Includes a $0.3 million net restructuring charge reversal, and a $0.5 million asset impairment charge.

      (B) Geographic Information

Operating results are prepared on a "country of domicile” basis, meaning that net revenues and gross profit are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the USA to an unaffiliated customer in South America is reported as a sale in the USA. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of our products imported from other geographic areas. International Americas is defined as all countries in North and South America, excluding the United States and Puerto Rico.

Back to Index

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2004, 2003, and 2002:

(dollar amounts in thousands)

	United States and Puerto Rico	Europe	Inter-national Americas	Asia Pacific	Total

2004

Net revenues from unaffiliated customers	$276,225	$383,707	$32,229	$86,518	$778,679
Gross profit	122,580	169,138	11,447	34,435	337,600
Long-lived assets	$52,256	$268,051	$7,553	$38,506	$366,366

2003

Net revenues from unaffiliated customers	$245,399	$374,126	$26,375	$77,362	$723,262
Gross profit	114,801	158,602	8,852	28,056	310,311
Long-lived assets	$81,193	$247,259	$5,412	$36,183	$370,047

2002

Net revenues from unaffiliated Customers	$235,931	$327,104	$21,475	$54,976	$639,486
Gross profit	106,867	133,976	6,147	21,352	268,342
Long-lived assets	$84,140	$218,737	$4,773	$34,787	$342,437

Note 20. MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. Our consolidated balance sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi's 20% interest in Checkpoint Japan and the earnings therefrom have been reflected as minority interest on our consolidated balance sheets and consolidated statements of operations, respectively.

Note 21. SUBSEQUENT EVENTS

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999 (see Note 7). In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility.

Borrowings under the Credit Agreement bear interest at rates selected periodically by us of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the refinancing, our aggregate fees and expenses are anticipated to approximate $0.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures.

Back to Index

SELECTED QUARTERLY FINANCIAL DATA

QUARTERS (unaudited)

(dollar amounts are in thousands, except per share data)

	First	Second	Third	Fourth	Year

2004
Net revenues	$180,646	$189,270	$192,344	$216,419	$778,679
Gross profit	75,677	83,490	84,184	94,249	337,600
Net earnings (loss)	$5,429	$(6,442)[1]	$10,117	$(29,296)[2]	$(20,192)

Net (loss) earnings per share:
Basic	$.16	$(.17)	$.27	$(.78)	$(.55)
Diluted	$.15	$(.17)	$.26	$(.78)	$(.55)

2003

Net revenues	$156,417	$175,720	$177,229	$213,896	$723,262
Gross profit	64,527	77,718	76,109	91,957	310,311
Net earnings	$4,130	$10,677	$9,852	$4,494 [3]	$29,153

Net earnings per share:
Basic	$.13	$.33	$.30	$.13	$.88
Diluted	$.13	$.29	$.27	$.13	$.82

1	Includes a $14.9 million litigation settlement charge (net of tax)
2	Includes a $45.0 million impairment charge (net of tax), a $2.0 million restructuring charge reversal (net of tax) and a $1.9 million tax benefit associated with the litigation settlement.
3	Includes a $5.0 million restructuring charge (net of tax), a $1.0 million asset impairment (net of tax), and a $0.2 million restructuring charge reversal (net of tax) related to fourth quarter 2001 and 2002 restructuring programs.

Back to Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our internal audit team. The overall goals of these various evaluation activities are to monitor our disclosure controls, and to modify them as necessary. Our intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

Based upon this controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted in this Part II, Item 9A, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Checkpoint and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Checkpoint’s management is responsible for establishing and maintaining adequate internal control over financial reporting in order to provide reasonable assurance regarding the reliability of financial reporting. Checkpoint’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Checkpoint’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Checkpoint’s receipts and expenditures are being made only in accordance with authorizations of Checkpoint’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Checkpoint’s assets that could have a material effect on the financial statements.

Back to Index

Management assessed the effectiveness of Checkpoint’s internal control over financial reporting as of December 26, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Checkpoint’s internal control over financial reporting as of December 26, 2004 was effective.

Management’s assessment of the effectiveness of Checkpoint’s internal control over financial reporting as of December 26, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes In Internal Control Over Financial Reporting

There have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting that have occurred during the last fiscal quarter covered by this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Checkpoint’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

We have adopted a code of business conduct and ethics (the “Code of Ethics”) as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code of Ethics applies to all of our directors, officers and employees. We have also adopted corporate governance guidelines (the “Governance Guidelines”) and a charter for each of our Audit Committee, Compensation Committee and Governance and Nominating Committee (collectively, the “Committee Charters”). We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Back to Index

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Note that the sections of our Definitive Proxy Statement entitled "Compensation and Stock Option Committee Report on Executive Compensation" and "Stock Price Performance Graph,” pursuant to Regulation S-K Item 402 (a)(9) are not deemed "soliciting material" or "filed" as part of this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2005, which management expects to file with the SEC within 120 days of the end of the Registrant's fiscal year.

Back to Index

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

(a)	1.	The following consolidated financial statements of Checkpoint Systems, inc.
		were included in Item 8.

		Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003	40

		Consolidated Statements of Operations for each of the years in the three-year period ended December 26, 2004	41

		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 26, 2004	42

		Consolidated Statements of Comprehensive Loss (Income) for each of the years in the three-year period ended December 26, 2004	43

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 26, 2004	44

		Notes to Consolidated Financial Statements	45-72

	2.	The following consolidated financial statements schedules of
		Checkpoint Systems, Inc. is included.

		Financial Statement Schedule – Schedule II – Valuation and Qualifying Accounts	82

Back to Index

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated.

Exhibit 4.1	Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant’s 1996 Form 10-K filed with the SEC on March 17, 1997.

Exhibit 4.2	Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 Registrant’s Form 10-Q/A filed with the SEC on December 13, 1995.

Exhibit 4.3	First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998

Exhibit 4.4	Second Supplemental Indenture dated July 31, 2001 amending the First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.1	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998

Exhibit 10.2	Consulting and Deferred Compensation Agreement With Albert E. Wolf, are incorporated by reference to Item (a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

Exhibit 10.3	Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference

Back to Index

Exhibit 10.4	Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant’s Form 8-K filed on December 27, 1999.

Exhibit 10.5	Employment Agreement with George W. Off is Incorporated by reference to Item 6(a),Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 12, 2002

Exhibit 10.6	Employment Agreement with W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.7	Employment Agreement with John E. Davies, Jr. is incorporated herein by reference to Item 6(a), Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.8	First Amendment to Employment Agreement with John E. Davies, Jr. is incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.9	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.10	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.11	Employment Agreement with Arthur W. Todd is Incorporated by reference to Item 6(a), Exhibit 10.6 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.12	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004

Exhibit 10.13	Employment Agreement with David C. Donnan is Incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 5, 2004

Exhibit 10.14	2004 Omnibus Incentive Compensation Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference

Exhibit 10.15	423 Employee Stock Purchase Plan as Appendix A to the Company's Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference

Exhibit 12	Ratio of Earnings to Fixed Charges

Exhibit 21	Subsidiaries of Registrant

Back to Index

Exhibit 23	Consent of Independent Auditors

Exhibit 24	Power of Attorney, contained in Signature Page

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 11, 2005.

CHECKPOINT SYSTEMS, INC.

/s/ George W. Off
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/George W. Off	Chairman of the Board of Directors,	March 11, 2005
President and Chief Executive Officer

/s/W. Craig Burns	Executive Vice President,	March 11, 2005
Chief Financial Officer, Treasurer, Director

/s/Arthur W. Todd	Vice President, Corporate Controller	March 11, 2005
and Chief Accounting Officer

/s/Robert O. Aders	Director	March 11, 2005

/s/William S. Antle III	Director	March 11, 2005

/s/David W. Clark, Jr.	Director	March 11, 2005

/s/John E. Davies, Jr.	President, Asia Pacific and Latin America, Director	March 11, 2005

Harald Einsmann	Director	March 11, 2005

/s/R. Keith Elliott	Director	March 11, 2005

/s/Alan R. Hirsig	Director	March 11, 2005

/s/Jack W. Partridge	Director	March 11, 2005

/s/Sally Pearson	Director	March 11, 2005

Back to Index

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(dollar amounts in thousands)
Allowance For Doubtful Accounts

Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Balance at End of Year

2004	$12,003	$—	$1,673	$(1,029)	$12,647

2003	$12,736	$—	$3,121	$(3,854)	$12,003

2002	$11,525	$—	$3,394	$(2,183)	$12,736

(dollar amounts in thousands)
Deferred Tax Valuation Allowance

Year	Balance at Beginning of Year	Additions Trough Acquisition	Allowance Recorded on Current Year Losses	Release of Allowance on Losses Utilized	Release of allowance on Losses Expired or Revalued	Balance at End of Year

2004	$32,650	$—	$779	$—	$(2,154)	$31,275

2003	$27,576	$—	$5,893	$(819)	$—	$32,650

2002	$22,448	$—	$5,128	$—	$—	$27,576

Back to Index

EXHIBIT	DESCRIPTION

EXHIBIT 3.1	By-Laws, as amended and restated.

EXHIBIT 12	Ratio of Earnings to Fixed Charges.

EXHIBIT 21	Subsidiaries of Registrant.

EXHIBIT 23	Consent of Independent Registered Public Accounting Firm.

EXHIBIT 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.