Form 10-Q
period 2005-03-27
CHECKPOINT SYSTEMS INC
filed 2005-05-06
CIK 215419

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 For the quarterly period ended March 27, 2005

OR

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

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS: As of May 2, 2005, there were 37,838,520 shares of the Company’s Common Stock outstanding.
1

CHECKPOINT SYSTEMS, INC. FORM 10-Q

Table of Contents

2

CHECKPOINT SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands)

	March 27, 2005	December 26, 2004*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,253	$102,694
Accounts receivable, net of allowance of
$12,007 and $12,647	155,084	157,337
Inventories	96,758	92,844
Other current assets	30,178	29,991
Deferred income taxes	17,194	17,716

Total Current Assets	375,467	400,582

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,640	4,507
PROPERTY, PLANT, AND EQUIPMENT, net	88,541	91,442
GOODWILL	184,221	191,305
OTHER INTANGIBLES, net	37,681	39,975
DEFERRED INCOME TAXES	19,160	20,064
OTHER ASSETS	18,516	19,073

TOTAL ASSETS	$728,226	$766,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings and current portion of long term debt	$5,108	$24,940
Accounts payable	46,554	65,436
Accrued compensation and related taxes	35,029	39,789
Other accrued expenses	26,143	28,850
Income taxes	17,650	21,645
Unearned revenues	29,007	27,640
Restructuring reserve	3,539	4,643
Other current liabilities	18,600	20,727

Total Current Liabilities	181,630	233,670

LONG-TERM DEBT, LESS CURRENT MATURITIES	71,134	47,827
ACCRUED PENSIONS	74,749	77,666
OTHER LONG-TERM LIABILITIES	6,168	6,240
DEFERRED INCOME TAXES	20,427	21,657
MINORITY INTEREST	1,134	1,125
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, par value $.10 per share,
100,000,000 shares authorized, issued 39,875,379 and 39,841,134	3,987	3,984
Additional capital	310,061	309,503
Retained earnings	77,061	73,230
Common stock in treasury, at cost, 2,041,519 shares	(20,678)	(20,678)
Accumulated other comprehensive income	2,553	12,724

TOTAL STOCKHOLDERS’ EQUITY	372,984	378,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,226	$766,948

* Taken from the Company’s audited consolidated financial statements at December 26, 2004 See accompanying notes to the consolidated financial statements.
3

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollar amounts in thousands, except per share data)

Quarter ended	March 27, 2005	March 28, 2004

Net revenues	$182,167	$180,646
Cost of revenues	107,021	104,969

Gross profit	75,146	75,677

Selling, general, and administrative expenses	64,991	60,653
Research and development	4,868	5,694
Litigation settlement income	350	—

Operating income	5,637	9,330
Interest income	586	453
Interest expense	973	2,180
Other gain, net	178	56

Earnings before income taxes and minority interest	5,428	7,659
Income taxes	1,574	2,221
Minority interest	23	9

Net Earnings	$3,831	$5,429

Basic Earnings Per Share	$.10	$.16

Diluted Earnings Per Share	$.10	$.15

See accompanying notes to the consolidated financial statements.
4

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(amounts in thousands)

			Additional Capital	Retained Earnings			Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock				Treasury Stock
Quarter ended	Shares	Amount			Shares	Amount

Balance, December 26, 2004	39,841	$3,984	$309,503	$73,230	2,042	$(20,678)	$12,724	$378,763

Net income				3,831				3,831
Proceeds from the exercise
of stock options	34	3	361					364
Tax benefit related to stock
option			87					87
Non-employee stock
compensation expense			110					110
Foreign currency translation
adjustment							(10,171)	(10,171)

Balance, March 27, 2005	39,875	$3,987	$310,061	$77,061	2,042	$(20,678)	$2,553	$372,984

See accompanying notes to the consolidated financial statements.
5

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Net earnings	$3,831	$5,429
Net gain on interest rate swap, net of tax	—	4
Foreign currency translation adjustment	(10,171)	(3,475)

Comprehensive (loss) income	$(6,340)	$1,958

See accompanying notes to the consolidated financial statements.
6

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Cash flows from operating activities:
Net earnings	$3,831	$5,429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,322	6,395
Loss (gain) on disposal of fixed assets	42	(112)
Stock-based compensation	110	—
(Increased) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(2,008)	1,069
Inventories	(6,533)	(6,624)
Other current assets	(1,503)	(399)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(17,520)	(17,353)
Income taxes	(2,709)	(120)
Unearned revenues	2,091	792
Restructuring reserve	(951)	(696)
Other current and accrued liabilities	(6,891)	(7,686)

Net cash used in operating activities	(25,719)	(19,305)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,458)	(2,987)
Acquisitions, net of cash acquired	—	(155)
Other investing activities	235	270

Net cash used in investing activities	(3,223)	(2,872)

Cash flows from financing activities:
Proceeds from stock issuances	364	1,331
Net change in short-term debt	3,102	2,077
Proceeds of long-term debt	35,000	—
Payment of long-term debt	(32,804)	(1,930)

Net cash provided by financing activities	5,662	1,478

Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,161)	(1,507)

Net decrease in cash and cash equivalents	(26,441)	(22,206)
Cash and cash equivalents:
Beginning of period	102,694	110,376

End of period	$76,253	$88,170

See accompanying notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for the most recent disclosure of the Company’s accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 27, 2005 and December 26, 2004 and its results of operations and changes in cash flows for the thirteen-week periods ended March 27, 2005 and March 28, 2004.

Certain reclassifications have been made to the 2004 financial statements and related footnotes to conform to the 2005 presentation. The reclassifications made to the results of operations consist of research and development and product royalty expenses. We have reclassified research and development expenses from cost of revenues to operating expenses for the prior year. Product royalties’ expense was reclassified from selling, general and administrative expenses to cost of revenues for the prior year.

Stock Options

At March 27, 2005, we have two stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Had compensation cost for our stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model, our net earnings and net earnings per share would approximate the pro-forma amounts as follows:

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Net earnings, as reported	$3,831	$5,429

Total stock-based employee compensation expense
determined under fair value based method, net of tax	(705)	(541)

Pro forma net earnings	$3,126	$4,888

Net earnings per share:
Basic:
As reported	$.10	$.16
Pro forma	$.08	$.14

Diluted:
As reported	$.10	$.15
Pro forma	$.08	$.14

The following assumptions were used in the estimation of the fair value on the stock options:

Quarter ended	March 27, 2005	March 28, 2004

Dividend yield	None	None
Expected volatility	.3209	.3048

Risk-free interest rates	2.82% - 4.29%	2.79%
Expected life (in years)	3.42	3.22

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Balance at beginning of year	$5,171	$4,591
Accruals for warranties issued	233	306
Accruals related to pre-existing warranties, including changes
in estimate	—	—

Total accruals	233	306
Settlement made	(149)	(204)
Foreign currency translation adjustment	(78)	(57)

Balance at end of year	$5,177	$4,636

New Accounting Pronouncements and Other Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered when measuring deferred taxes and assessing a valuation allowance. We are currently in the process of evaluating our ability to claim this deduction and the impact, if any, on our consolidated financial statements.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We are in the process of evaluating the effects of the repatriation provision to determine whether we will repatriate foreign earnings and the impact, if any, this pronouncement will have on our consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

Note 2.  INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	March 27, 2005	December 26, 2004

Raw materials	$13,163	$12,689

Work-in-process	5,159	4,025

Finished goods	78,436	76,130

Total	$96,758	$92,844

Note 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $37.7 million and $40.0 million as of March 27, 2005 and December 26, 2004, respectively.

The following table reflects the components of intangible assets as of March 27, 2005 and December 26, 2004:

(dollar amounts in thousands)

		March 27, 2005		December 26, 2004

	Amortizable Life (years)	Carrying Amount	Gross Accumulated Amortization	Carrying Amount	Gross Accumulated Amortization

Customer lists	20	$32,216	$20,269	$33,555	$20,955
Trade name	30	29,254	12,818	30,350	13,127
Patents, license agreements	5 to 14	38,736	30,074	40,140	30,644
Other	3 to 6	1,090	454	1,096	440

Total		$101,296	$63,615	$105,141	$65,166

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2005	$3,315
2006	$3,077
2007	$3,015
2008	$2,966
2009	$2,601

The changes in the carrying amount of goodwill for the quarter ended March 27, 2005, are as follows:

(dollar amounts in thousands)

	Security	Labeling Services	Retail Merchandising	Total

Balance as of December 26, 2004	$114,237	$3,944	$73,124	$191,305
Translation adjustment	(4,350)	(1)	(2,733)	(7,084)

Balance as of March 27, 2005	$109,887	3,943	70,391	184,221

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we will perform our annual assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

Note 4. LONG-TERM DEBT Long-term debt at March 27, 2005 and December 26, 2004 consisted of the following:

(dollar amounts in thousands)

	March 27, 2005	December 26, 2004

Senior secured credit facility:
€244 million variable interest rate term loan maturing in 2006	$—	$30,625
$100 million multi-currency variable interest rate revolving credit facility maturing in 2006	—	27,893
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	59,715	—
€9.5 million capital lease maturing in 2021	10,756	11,330
€2.7 million capital lease maturing in 2007	1,234	1,404
Other capital leases with maturities through 2010	495	550

Total	72,200	71,802
Less current portion	1,066	23,975

Total long-term portion	$71,134	$47,827

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $425.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility.

Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the refinancing, our aggregate fees and expenses are anticipated to approximate $0.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures.

Note 5.  INCOME TAXES

Income taxes are provided on an interim basis at an estimated effective annual tax rate. Our earnings generated by the operations of its Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter. Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. We are currently studying the impact of the law, particularly with respect to the U.S. tax treatment of domestic manufacturing activities, repatriation of foreign earnings and foreign tax credit carryforwards.

Note 6. PER SHARE DATA The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

Quarter ended	March 27, 2005	March 28, 2004

Basic earnings available to common stockholders:

Earnings available to common stockholders	$3,831	$5,429

Interest on convertible subordinated debentures, net of tax	—	664

Diluted earnings available to common stockholders	$3,831	$6,093

Shares:

Basic weighted average number of common shares outstanding	37,806	34,967

Common shares assumed upon exercise of stock options	623	1,064
Common shares assumed upon conversion of subordinates debentures	—	4,538

Weighted average common stock and dilutive stock outstanding	38,429	40,569

Basic earnings per share	$.10	$.16

Diluted earnings per share	$.10	$.15

Options to purchase 1.4 million and 0.4 million shares of common stock were outstanding at March 27, 2005 and March 28, 2004, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares on such dates.

Note 7.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen-week periods ended March 27, 2005 and March 28, 2004 were as follows:

(amounts in thousands, except per share data)

Quarter ended	March 27, 2005	March 28, 2004

Interest	$1,124	$1,070
Income tax payments	$4,499	$250

Note 8.  PROVISION FOR RESTRUCTURING

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 31 remaining planned terminations and other actions to be completed by the end of 2005.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.8 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/27/05 (2)

2005

Severance and other employee-related charges	$3,737	$—	$—	$(877)	$(141)	$2,719
Lease termination costs	906	—	—	(74)	(12)	820

	$4,643	$—	$—	$(951)	$(153)	$3,539

(1) Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $1,082 which $820 relates to lease termination costs.

Note 9.  PENSION BENEFITS

The components of net periodic benefit cost for the thirteen-week periods ended March 27, 2005 and March 28, 2004 were as follows:

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Service cost	$364	$352
Interest cost	1,012	933
Expected return on plan assets	(1)	1
Amortization of actuarial gain	19	29
Amortization of transition obligation	31	—
Amortization of prior service costs	1	1

Net periodic pension cost	$1,426	$1,314

We expect the cash requirements for funding the pension benefits to be approximately $3.9 million during fiscal 2005, including $0.9 million which was funded during the quarter ended March 27, 2005.
14

Note 10.  CONTINGENT LIABILITIES AND SETTLEMENTS

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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004. The settlement did not cause the Company to be in default on any its debt covenants. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement was in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

A certain number of follow-on purported class action suits have arisen in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as discussed below.

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

All-Tag Security S.A., et al

On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania issued an opinion granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation’s motion for summary judgment, which was filed on February 15, 2002, and ordered the case closed. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag S.A. and sold by Sensormatic infringed on a patent owned by the Company. The Court determined that the US patent is invalid because the original application failed to identify a co-inventor. The original US application was filed in March 1988 and was scheduled to expire on March 15, 2008. The Company acquired the patent in 1995 when it acquired Actron AG. On May 24, 2004, the Company filed a Notice of Appeal to the District Court’s decision. Our appeal is currently pending before the United States Court of Appeals for the Federal Circuit.

Note 11. BUSINESS SEGMENTS

(dollar amounts in thousands)

Quarter ended	March 27, 2005	March 28, 2004

Business segment net revenue:
Security	$117,434	$112,529
Labeling Services	39,020	41,040
Retail Merchandising	25,713	27,077

Total	$182,167	$180,646

Business segment gross profit:
Security	$50,651	$50,528
Labeling Services	11,976	11,893
Retail Merchandising	12,519	13,256

Total gross profit	75,146	75,677
Operating expenses (1)	69,509	66,347
Interest expense, net	387	1,727
Other gain, net	178	56

Earnings before income taxes and minority interest	$5,428	$7,659

(1) Includes $350 of legal settlement income.
16

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 26, 2004, and our other Securities and Exchange Commission filings.

Critical Accounting Policies and Estimates

There has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 26, 2004.

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

Our business plan is to generate sustained revenue growth through increased investments in product development and marketing. We intend to offset these investments through product cost and operating expense reductions.

During the first quarter 2005, we continued to evaluate our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value and customer focus. As previously announced, we have decided to focus on our core businesses and exit underperforming businesses. Due to the success and strong profitability in our EAS and CCTV businesses, management has made the decision to focus on these businesses for investment and growth and has decided to exit our barcode systems businesses included in our labeling reporting segment. In 2004, the barcode systems businesses generated annual revenues of $100.6 million with approximately a 27% gross profit.

Currently, we are in the process of evaluating and finalizing a plan for our divesture of the bar code businesses. We are carefully working to separate these businesses and determine a method of disposal in the 24 countries serviced by these businesses. We believe a plan for disposal of the businesses will be finalized in the second half of 2005. Upon finalization, we will begin to actively market the portions of the business selected to be disposed by sale. Management expects that these actions will result in the eventual reporting of the bar code business as a discontinued operation.

In an effort to improve profitability, we are in the process of finalizing plans designed to improve our sales productivity and overhead structure in Europe. As a result, we will likely record a restructuring charge of between approximately $10 million to $15 million in the second quarter 2005.

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. This agreement will allow us the flexibility for the execution of future business plans.

Revenue for the first quarter of 2005 was $182.2 million, a 0.8% increase over the comparable periods in 2004. Foreign currency translation had a positive impact on revenue of approximately 3.0%, for the quarter ended March 27, 2005. The net decrease in sales for the first quarter ended 2005 was primarily due to the declines in European sales and our bar code labeling businesses partially offset by continued growth in the our US EAS business. The decrease in Europe was due primarily to the continued difficult market conditions in this region. The bar code businesses continued to decline as we transition these businesses for divesture. The increase in our US EAS business was due to new large chain-wide roll-outs.

The net income for the first quarter of 2005 was $3.8 million compared to $5.4 million in 2004. Our results reflect higher than normal operating expenses and large customer installation activity. We expect the margins to improve as we progress through 2005.

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

Results of Operations

(All comparisons are with the prior year period, unless otherwise stated.)

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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change In Dollar Amount

Quarter ended	March 27, 2005 (Fiscal 2005)	March 28, 2004 (Fiscal 2004)	Fiscal 2005 vs. Fiscal 2004

Net Revenues

Security	64.5%	62.3%	4.4%
Labeling services	21.4	22.7	(4.9)
Retail merchandising	14.1	15.0	(5.0)

Net revenues	100.0	100.0	0.8

Cost of revenues	58.7	58.1	2.0

Total gross profit	41.3	41.9	(0.7)

Selling, general, and administrative expenses	35.7	33.6	7.2
Research and development	2.7	3.2	(14.5)
Legal settlement income	0.2	—	—

Operating income	3.1	5.2	(39.6)

Interest income	0.3	0.3	29.4
Interest expense	0.6	1.1	(55.4)
Other gain, net	0.1	0.0	217.9

Earnings before income taxes and minority interest	2.9	4.3	(29.1)
Income taxes	0.9	1.2	(29.1)
Minority interest	0.0	0.0	187.5

Net earnings	2.1%	3.1%	(29.4)%

First Quarter 2005 Compared to First Quarter 2004

Net Revenues

Revenues for the first quarter 2005 compared to the first quarter 2004 increased by $1.6 million or 0.8% from $180.6 million to $182.2 million. Foreign currency translation had a positive impact on revenues of approximately $5.4 million or 3.0% in the first quarter of 2005 as compared to the first quarter of 2004.

(dollar amounts in thousands)

Quarter ended	March 27, 2005 (Fiscal 2005)	March 28, 2004 (Fiscal 2004)	Dollar Amount Change Fiscal 2005 vs. Fiscal 2004	Percentage Change Fiscal 2005 Vs. Fiscal 2004

Net Revenues:

Security	$117.5	$112.5	$5.0	4.4%
Labeling Services	39.0	41.0	(2.0)	(4.9)
Retail Merchandising	25.7	27.1	(1.4)	(5.2)

Net revenues	$182.2	$180.6	$1.6	0.8%

Security revenues increased by $5.0 million or 4.4% in the first quarter 2005 as compared to the first quarter 2004. Foreign currency translation had a positive impact of approximately $3.0 million. The remaining increase was primarily due to growth in EAS revenues in the US ($6.6 million), partially offset by a decline in European and Asia Pacific EAS sales of $2.5 million and $2.4 million, respectively. The growth in the US EAS revenues can be primarily attributed to large account chain-wide installations. The decrease in Europe is due primarily to poor economic conditions in that region. In Asia Pacific, the decrease was primarily the result of large account chain-wide installations in the prior year, which did not occur in the first quarter of 2005.

Labeling services revenues decreased by $2.0 million or 4.9%. The positive impact of foreign currency translation was approximately $1.1 million. The remaining decrease was primarily due to lower BCS revenues of $5.9 million offset, in part, by an increase in Check-Net and intelligent library system revenues of $1.7 million and $1.1 million, respectively.

Retail merchandising revenues decreased by $1.4 million or 5.2%. The positive impact of foreign currency translation was approximately $1.3 million. The remaining decrease was primarily due to continued decreases in HLS revenues. The continuing transition from hand-held price labeling to automated bar-coding and scanning by retailers caused the decline in HLS revenues.

Gross Profit

Gross profit for the first quarter 2005 was $75.1 million, or 41.3% of revenues, compared to $75.7 million, or 41.9% of revenues, for the first quarter 2004. The benefit of foreign currency translation on gross profit was approximately $2.4 million in the first quarter of 2005.

Security gross profit, as a percentage of net revenues, decreased to 43.1% in the first quarter 2005 from 44.9% in the first quarter 2004. Security gross profit was negatively impacted by large account chain-wide installations of our EAS products.

Gross profit, as a percentage of net revenues, for labeling services increased to 30.7% in the first quarter 2005 from 29.0% in the first quarter 2004. The increase in labeling gross profit, as a percentage of labeling revenues, was primarily due to supply chain and manufacturing efficiencies.

The retail merchandising gross profit, as a percentage of net revenues, decreased to 48.7% in the first quarter 2005 from 49.0% in the first quarter of 2004. This decrease, as a percentage of retail merchandise revenues, was mainly due to a shift in sales mix coupled with competitive price pressures in the industry.

Field service and installation costs for the first quarter 2005 and 2004 were 11.0% and 9.6% of net revenues, respectively. The increase was due primarily to the large account chain-wide installations of our EAS products.

Selling, General, and Administrative Expenses

SG&A expenses increased, as a percentage of revenues, from 33.6% in 2004 to 35.7% in 2005. This was an increase of $4.4 million, or 7.2% over the first quarter 2004. Foreign currency translation increased SG&A expenses by approximately $2.0 million. The remaining increase was primarily due to consulting costs associated with the evaluation of our business and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility resulting from the refinancing.

Research and Development Expenses

Research and development (R&D) costs were $4.9 million, or 2.7% of revenues in the first quarter 2005 and $5.7 million, or 3.2% in the first quarter 2004. We continue to reinvest in the Company through technology and process improvement.

Litigation Settlement Income

Litigation settlement income of $0.4 million for the first quarter of 2005 consisted of an amount received in accordance with a settlement agreement related to litigation resulting from the acquisition of AW printing in 2001.

Interest Expense

Interest expense for the first quarter 2005 decreased $1.2 million from the comparable quarter in 2004 due primarily to lower overall debt levels.

Income Taxes

The effective tax rate for both the first quarter 2005 and the first quarter 2004 was 29.0%.

Net Earnings

Net earnings were $3.8 million, or $.10 per diluted share, in the first quarter 2005 compared to $5.4 million, or $.15 per diluted share, in the first quarter 2004. The weighted average number of shares used in the diluted earnings per share computation were 38.4 million and 40.6 million for the first quarters of 2005 and 2004, respectively.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, future restructurings related to the rationalization of the business, acquisitions, and working capital requirements. We believe that cash provided from operating activities and funding available under our current credit agreement should be adequate for the foreseeable future to service debt and meet our anticipated cash requirements.

As of March 27, 2005, our cash and cash equivalents were $76.3 million compared to $102.7 million as of December 26, 2004. Our operating activities during the first quarter of 2005 used approximately $25.7 million compared to a use of $19.3 million during the first quarter of 2004. In 2005, our cash from operating activities was impacted negatively by a decrease in accounts payable and other current and accrued liabilities coupled with an increase in inventory. The decrease in accounts payable and the increase in inventory are primarily seasonal changes in our business. The decrease in other current and accrued liabilities is primarily attributed to the payment of annual bonuses.

We continue to reinvest in the Company through our investment in technology and process improvement. In the first quarter of 2005, our investment in research and development amounted to $4.9 million. We estimate the investment in research and development during the remainder of 2005 will be approximately $18 million.

Our capital expenditures during the first quarter of 2005 totaled $3.5 million, compared to $3.0 million during the first quarter of 2004. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $14 million for the remainder 2005.

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $425.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the new credit facility, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility.

Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the refinancing, our aggregate fees and expenses are anticipated to approximate $0.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At March 27, 2005, we were in compliance with all of our debt covenants.

As of March 27, 2005, our working capital was $193.8 million compared to $166.9 million as of December 26, 2004. At the end of the first quarter 2005, our percentage of total debt to total stockholders’ equity increased to 20.4% from 16.1% as of December 26, 2004. As of March 27, 2005, we had available line of credit totaling approximately $88.7 million.

We do not anticipate paying any cash dividend on our common stock in the near future.

Provisions for Restructuring

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations and we expect the 31 remaining planned terminations and other actions under this initiative to be completed by the end of 2005.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.8 million. Upon completion, the annual savings are expected to be approximately $7.8 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/27/05 (2)

2005

Severance and other employee-related charges	$3,737	$—	$—	$(877)	$(141)	$2,719
Lease termination costs	906	—	—	(74)	(12)	820

	$4,643	$—	$—	$(951)	$(153)	$3,539

(1) Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $1,082, of which $820 relates to lease termination costs.

Exposure to Foreign Currency

We manufacture products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, as well as for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.

As of March 27, 2005, we had currency forward exchange contracts totaling approximately $18.7 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

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

Off-balance Sheet Arrangements and Contractual Obligations

Our significant contractual obligations and off-balance sheet arrangements have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements and Other Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for our first quarter 2006. We are in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the performance of specific activities, including wage levels. The FASB also concluded that the special deductions should be considered when measuring deferred taxes and assessing a valuation allowance. We are currently in the process of evaluating our ability to claim this deduction and the impact, if any, on our consolidated financial statements.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. We are in the process of evaluating the effects of the repatriation provision to determine whether we will repatriate foreign earnings and the impact, if any, this pronouncement will have on our consolidated financial statements. In addition, the U.S. Treasury Department is expected to provide additional clarifying guidance on key elements of the repatriation provision. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the SEC) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in Item 7a. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 26, 2004.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the quarter ended March 27, 2005, as part of our plan to convert all our subsidiaries in Europe to SAP, we implemented SAP software in our UK subsidiary. This constitutes a material change in internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

On August 1, 2004, the Company and ID Security Systems Canada Inc. entered into a settlement agreement effective July 30, 2004, pursuant to which the Company agreed to pay $19.95 million, in full and final settlement of the claims covered by the litigation. This settlement was accrued in the second quarter of 2004. Payment in full was made on August 5, 2004. The settlement did not cause the Company to be in default on any its debt covenants. The Company does not admit or acknowledge any wrongdoing or liability regarding the litigation. In connection with the settlement, the parties have mutually released each other from all other claims, except for any claims relating to existing contracts between the parties. A release in favor of the Company was also provided by various affiliates and associates of ID Security Systems Canada Inc. Management believes that the settlement was in the best interest of the Company to avoid the risks, burden, and expenses of continued litigation.

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

A certain number of follow-on purported class action suits have arisen in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally allege a claim of monopolization and are substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case (Civil Action No. 99-CV-577) as discussed below.

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

All-Tag Security S.A., et al

On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania issued an opinion granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation’s motion for summary judgment, which was filed on February 15, 2002, and ordered the case closed. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag S.A. and sold by Sensormatic infringed on a patent owned by the Company. The Court determined that the US patent is invalid because the original application failed to identify a co-inventor. The original US application was filed in March 1988 and was scheduled to expire on March 15, 2008. The Company acquired the patent in 1995 when it acquired Actron AG. On May 24, 2004, the Company filed a Notice of Appeal to the District Court’s decision. Our appeal is currently pending before the United States Court of Appeals for the Federal Circuit.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.

Exhibit 10.1	Credit Agreement dated March 4, 2005, by and among Registrant and the parties named therein, is here by incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K dated March 4, 2005 and filed with the SEC on March 9, 2005.

Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2	Rule 13a-a4(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/W. Craig Burns	May 5, 2005

W. Craig Burns Executive Vice President, Chief Financial Officer and Treasurer

/s/Arthur W. Todd	May 5, 2005

Arthur W. Todd Vice President, Corporate Controller and Chief Accounting Officer
28

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002

