Form 10-Q
period 2005-06-26
CHECKPOINT SYSTEMS INC
filed 2005-08-04
CIK 215419

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 26, 2005

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

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

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 28, 2005, there were 37,919,850 shares of the Company’s Common Stock outstanding.

Back to Contents

CHECKPOINT SYSTEMS, INC.
FORM 10-Q
Table of Contents

Back to Contents

CHECKPOINT SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

(amounts in thousands)

	June 26, 2005	December 26, 2004*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,797	$102,694
Accounts receivable, net of allowance of
$12,022 and $12,647	162,207	157,337
Inventories	96,784	92,844
Other current assets	29,614	29,991
Deferred income taxes	18,296	17,716

Total Current Assets	380,698	400,582

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,718	4,507
PROPERTY, PLANT, AND EQUIPMENT, net	84,681	91,442
GOODWILL	170,419	191,305
OTHER INTANGIBLES, net	36,481	39,975
DEFERRED INCOME TAXES	20,435	20,064
OTHER ASSETS	15,548	19,073

TOTAL ASSETS	$712,980	$766,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings and current portion of long term debt	$3,759	$24,940
Accounts payable	52,136	65,436
Accrued compensation and related taxes	29,621	39,789
Other accrued expenses	33,288	28,850
Income taxes	16,529	21,645
Unearned revenues	25,131	27,640
Restructuring reserve	8,650	4,643
Other current liabilities	13,604	20,727

Total Current Liabilities	182,718	233,670

LONG-TERM DEBT, LESS CURRENT MATURITIES	63,756	47,827
ACCRUED PENSIONS	70,230	77,666
OTHER LONG-TERM LIABILITIES	4,195	6,240
DEFERRED INCOME TAXES	21,846	21,657
MINORITY INTEREST	1,145	1,125
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, par value $.10 per share,
100,000,000 shares authorized, issued 39,940,022 and 39,841,134	3,994	3,984
Additional capital	313,448	309,503
Retained earnings	86,562	73,230
Common stock in treasury, at cost, 2,041,519 shares	(20,678)	(20,678)
Accumulated other comprehensive income	(14,236)	12,724

TOTAL STOCKHOLDERS' EQUITY	369,090	378,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$712,980	$766,948

* Taken from the Company’s audited consolidated financial statements at December 26, 2004

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollar amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Net revenues	$210,381	$189,270	$392,548	$369,916
Cost of revenues	121,846	105,780	228,867	210,749

Gross profit	88,535	83,490	163,681	159,167
Selling, general, and administrative expenses	63,597	62,405	128,238	123,058
Research and development	4,863	7,593	9,731	13,287
Restructuring Expense	6,274	—	6,274	—
Litigation settlement	—	19,950	—	19,950

Operating income	13,801	(6,458)	19,438	2,872
Interest income	483	332	1,069	785
Interest expense	908	1,473	1,881	3,653
Other gain, net	(47)	(169)	131	(113)

Earnings before income taxes and minority interest	13,329	(7,768)	18,757	(109)
Income taxes	3,802	(1,350)	5,376	871
Minority interest	26	24	49	33

Net Earnings	$9,501	$(6,442)	$13,332	$(1,013)

Basic Earnings Per Share	$.25	$(.17)	$.35	$(.03)

Diluted Earnings Per Share	$.25	$(.17)	$.35	$(.03)

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity

Balance, December 26, 2004	39,841	$3,984	$309,503	$73,230	2,042	$(20,678)	$12,724	$378,763

Net earnings				13,332				13,332
Proceeds from the exercise of stock options	99	10	1,078					1,088
Tax benefit related to stock option			208					208
Non-employee stock compensation expense			177					177
Deferred Compensation Plan			2,482					2,482
Foreign currency translation adjustment							(26,960)	(26,960)

Balance, June 26, 2005	39,940	$3,994	$313,448	$86,562	2,042	$(20,678)	$(14,236)	$369,090

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(dollar amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26,	June 27	June 26,	June 27,
	2005	2004	2005	2004

Net earnings	$9,501	$(6,442)	$13,332	$(1,013)
Net gain on interest rate swap, net of tax	—	265	—	269
Foreign currency translation adjustment	(16,789)	(188)	(26,960)	(3,663)

Comprehensive (loss) income	$(7,288)	$(6,365)	$(13,628)	$(4,407)

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollar amounts in thousands)

	June 26,	June 27,
Six Months Ended	2005	2004

Cash flows from operating activities:
Net earnings	$13,332	$(1,013)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,145	13,406
Deferred Taxes	(988)	—
Loss on disposal of fixed assets	37	161
Stock-based compensation	177	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts payable	(12,056)	(2,818)
Inventories	(10,075)	(12,700)
Other current assets	(1,699)	(1,544)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(11,391)	(17,388)
Income taxes	(5,792)	(4,971)
Unearned revenues	(708)	(2,791)
Restructuring reserve	4,710	(1,520)
Other current and accrued liabilities	(1,007)	10,452

Net cash used in operating activities	(13,315)	(20,726)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(6,850)	(5,065)
Acquisitions, net of cash acquired	(1,976)	(155)
Other investing activities	610	468

Net cash used in investing activities	(8,216)	(4,752)

Cash flows from financing activities:
Proceeds from stock issuances	1,088	1,525
Net change in short-term debt	1,834	2,820
Proceeds of long-term debt	40,000	—
Repayment of long-term debt	(43,989)	(19,213)

Net cash used in financing activities	(1,067)	(14,868)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,299)	(1,578)

Net decrease in cash and cash equivalents	(28,897)	(41,924)
Cash and cash equivalents:
Beginning of period	102,694	110,376

End of period	$73,797	$68,452

See accompanying notes to condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company, “We”, or “Our”). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for the most recent disclosure of the Company's accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 26, 2005 and December 26, 2004 and our results of operations and changes in cash flows for the twenty-six week periods ended June 26, 2005 and June 27, 2004.

Certain reclassifications have been made to the 2004 financial statements and related footnotes to conform to the 2005 presentation. The reclassifications made to the results of operations consist of research and development and product royalty expenses. We have reclassified research and development expenses from cost of revenues to operating expenses for the prior year. Product royalties’ expense of $7.6 million and $13.3 million was reclassified from selling, general and administrative expenses to cost of revenues for the thirteen weeks and twenty-six weeks ended June 27, 2004, respectively.

Stock Options

At June 26, 2005, we have two stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Back to Contents

Had compensation cost for our stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model, our net earnings and net earnings per share would approximate the pro-forma amounts as follows:

(dollar amounts in thousands)
	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Net earnings, as reported	$9,501	$(6,442)	$13,332	$(1,013)

Total stock-based employee compensation expense determined under fair value based method, net of tax	(904)	(614)	(1,609)	(1,156)

Pro forma net earnings	$8,597	$(7,056)	$11,723	$(2,169)
Net earnings per share:
Basic:
As reported	$.25	$(.17)	$.35	$(.03)
Pro forma	$.23	$(.19)	$.31	$(.06)

Diluted:
As reported	$.25	$(.17)	$.35	$(.03)
Pro forma	$.22	$(.19)	$.30	$(.06)

The following assumptions were used in the estimation of the fair value on the stock options granted:

Six months ended	June 26, 2005	June 27, 2004

Dividend yield	None	None
Expected volatility	.3209	.261

Risk-free interest rates	2.8% – 4.5%	2.9%
Expected life (in years)	3.42	3.2

Back to Contents

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)
June 26, 2005

Balance at beginning of fiscal year	$5,171
Accruals for warranties issued	273
Accruals related to pre-existing warranties, including changes in estimate	(4)

Total accruals	269
Settlement made	(288)
Foreign currency translation adjustment	(213)

Balance at end of period	$4,939

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

Back to Contents

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We will adopt this in fiscal 2006 as required.

In June 2005, the FASB released FASB Staff Position (FSP) No. 143-1, "Accounting for Electronic Equipment Waste Obligations". The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, "Asset Retirement Obligations". The FSP is effective the later of the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. We have adopted this guidance in our second quarter 2005 without material impact on our results of operations.

Back to Contents

Note 2. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)
	June 26, 2005	December 26, 2004

Raw materials	$11,758	$12,689

Work-in-process	4,833	4,025

Finished goods	80,193	76,130

Total	$96,784	$92,844

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $36.5 million and $40.0 million as of June 26, 2005 and December 26, 2004, respectively.

The following table reflects the components of intangible assets as of June 26, 2005 and December 26, 2004:

(dollar amounts in thousands)
		June 26, 2005		December 26, 2004

	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Customer lists	20	$30,376	$19,172	$33,555	$20,955
Trade name	30	27,622	12,271	30,350	13,127
Patents, license agreements	5 to 14	38,226	28,911	40,140	30,644
Other	3 to 6	1,077	466	1,096	440

Total		$97,301	$60,820	$105,141	$65,166

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)
2005	$3,263
2006	$3,026
2007	$2,964
2008	$2,915
2009	$2,557

Back to Contents

The changes in the carrying amount of goodwill for the six months ended June 26, 2005, are as follows:

(dollar amounts in thousands)
		Labeling	Retail
	Security	Services	Merchandising	Total

Balance as of December 26, 2004	$114,237	$3,944	$73,124	$191,305

Additions	760	—	—	760
Translation adjustment and other	(11,566)	(1,565)	(8,515)	(21,646)

Balance as of June 26, 2005	$103,431	$2,379	$64,609	$170,419

In April 2005, we acquired Security Source, Inc. The total cost of this acquisition was $2.0 million, which was paid in cash. Goodwill recognized in this transaction amounted to $0.8 million and is fully deductible for tax purposes. This goodwill was assigned to our security segment. We also acquired intangibles totaling $1.7 million, composed of patents ($1.6 million) and customer lists ($0.1 million). The patents and customer lists have weighted average useful lives of 8 years and 2 years, respectively.

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we will perform our annual assessment of goodwill by comparing each individual reporting unit's carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

Note 4. LONG-TERM DEBT

Long-term debt at June 26, 2005 and December 26, 2004 consisted of the following:

(dollar amounts in thousands)
	June 26, 2005	December 26, 2004

Senior secured credit facility:
€244 million variable interest rate term loan maturing in 2006	$—	$30,625
$100 million multi-currency variable interest rate revolving credit facility maturing in 2006	—	27,893
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	53,319	—
€9.5 million capital lease maturing in 2021	9,952	11,330
€2.7 million capital lease maturing in 2007	1,053	1,404
Other capital leases with maturities through 2010	440	550

Total	64,764	71,802
Less current portion	1,008	23,975

Total long-term portion	$63,756	$47,827

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

Back to Contents

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of June 26, 2005, we were in compliance with all covenants.

Note 5. INCOME TAXES

Income taxes are provided on an interim basis at an estimated effective annual tax rate. Our earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code (as amended under the Small Business Job Protection Act of 1996) and substantially exempt from Puerto Rico income taxes. Under current law, this exemption from Federal income tax is subject to certain limits during the years 2002 through 2005 and will be eliminated thereafter.

Under SFAS No. 109, "Accounting for Income Taxes," deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date.

The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. We are currently studying the impact of the law, particularly with respect to the U.S. tax treatment of domestic manufacturing activities, repatriation of foreign earnings, and foreign tax credit carryforwards.

Back to Contents

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Basic earnings available to common stockholders:

Earnings available to common stockholders	$9,501	$(6,442)	$13,332	$(1,013)

Diluted earnings available to common stockholders	$9,501	$(6,442)	$13,332	$(1,013)

Shares:

Weighted average number of common shares outstanding	37,859	37,576	37,832	36,271

Shares issuable under deferred compensation arrangements	165	—	134	—

Basic weighted average number of common shares outstanding	38,024	37,576	37,966	36,271

Common shares assumed upon exercise of stock options	650	—	637	—

Shares issuable under deferred compensation arrangements	26	—	22	—

Weighted average common stock and dilutive stock outstanding	38,700	37,576	38,625	36,271

Basic earnings per share	$.25	$(.17)	$.35	$(.03)

Diluted earnings per share	$.25	$(.17)	$.35	$(.03)

Common shares assumed upon conversion of subordinate debentures were excluded from prior year due to being anti-dilutive. These debentures were retired as of the end of 2004 and as a result will not have an effect on future calculations. Options to purchase shares of common stock of 837 and 951 were anti-dilutive and excluded due to the net loss for the thirteen and twenty-six weeks ended June 27, 2004, respectively. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the shares of common stock during the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004 were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Common shares associated with anti-dilutive stock options excluded from the computation of diluted EPS:	1,416	1,258	1,720	1,023

Back to Contents

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the twenty-six week periods ended June 26, 2005 and June 27, 2004 were as follows:

(amounts in thousands, except per share data)
	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Interest	$913	$1,940	$2,037	$3,010
Income tax payments	$3,634	$2,078	$8,133	$2,328

Note 8. PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. The initial charge was $6.5 million for severance and other related charges. The total employees affected by the restructuring were 139. The anticipated total cost is expected to approximate $14 million to $16 million. These terminations are anticipated to be complete by the end of 2005. Termination benefits are planned to be paid 1 to 24 months after termination.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/05

2005
Severance and other employee-related charges	$—	$6,518	$—	$—	$(402)	$6,116

	$—	$6,518	$—	$—	$(402)	$6,116

Back to Contents

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 28 remaining planned terminations and other actions to be completed by the end of 2005.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/05 (2)

2005

Severance and other employee-related charges	$3,737	$—	$(156)	$(1,482)	$(280)	$1,819
Lease termination costs	906	—	(88)	(82)	(21)	715

	$4,643	$—	$(244)	$(1,564)	$(301)	$2,534

(1) Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $957 which $715 relates to lease termination costs.

Note 9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the thirteen-week and twenty-six week periods ended June 26, 2005 and June 27, 2004 were as follows:

(dollar amounts in thousands)
	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Service cost	$349	$329	$713	$681
Interest cost	971	927	1,983	1,860
Expected return on plan assets	(1)	1	(2)	2
Amortization of actuarial loss	16	28	35	57
Amortization of transition obligation	29	—	60	—
Amortization of prior service costs	—	1	1	2

Net periodic pension cost	$1,364	$1,284	$2,790	$2,598

We expect the cash requirements for funding the pension benefits to be approximately $3.6 million during fiscal 2005, including $1.8 million which was funded during the six months ended June 26, 2005.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share.

Back to Contents

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share.

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

Back to Contents

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

All-Tag Security S.A., et al

On June 20, 2005 the United States Court of Appeals for the Federal Circuit reversed and remanded back an April 22, 2004 decision by the District Court for the Eastern District of Pennsylvania granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation's motion for summary judgment. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag and sold by Sensormatic infringed on a patent owned by the Company.

Note 11. BUSINESS SEGMENTS

(dollar amounts in thousands)
	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended

	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Business segment net revenue:
Security	$141,500	$120,666	$258,935	$233,195
Labeling Services	43,316	41,446	82,337	82,486
Retail Merchandising	25,565	27,158	51,276	54,235
Total Revenues	210,381	189,270	392,548	369,916
Business segment gross profit:
Security	62,817	57,284	113,470	107,811
Labeling Services	12,932	12,942	24,906	24,836
Retail Merchandising	12,786	13,264	25,305	26,520

Total gross profit	88,535	83,490	163,681	159,167
Operating expenses (1)	74,734	89,948	144,243	156,295
Interest expense, net	425	1,141	812	2,868
Other gain, net	(47)	(169)	131	(113)

Earnings before income taxes and minority interest	$13,329	$(7,768)	$18,757	$(109)

(1)	Operating expenses include $6.3 million in restructuring charges for the thirteen and twenty-six weeks ended June 26, 2005 and $20 million in a legal settlement for the thirteen and twenty-six weeks ended June 27, 2004.

Back to Contents

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

Overview

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), radio frequency identification (RFID) systems, barcode labeling systems (BCS), hand-held labeling systems (HLS) and retail merchandising systems (RMS). Applications include automatic identification, retail security, and pricing and promotional labels. Operating directly in 32 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

During 2005, we continue to evaluate our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value and customer focus. As previously announced, we have decided to focus on our core businesses and exit underperforming businesses. Due to the success and strong profitability in our EAS and CCTV businesses, management has made the decision to focus on these businesses for investment and growth and has decided to exit our barcode systems businesses included in our labeling reporting segment. In 2004, the barcode systems businesses generated annual revenues of $100.6 million with approximately a 27% gross profit.

In July 2005, we have begun to actively market the portions of the business selected to be disposed by sale and are in the process of finalizing a plan for our divesture of the barcode business. Management expects that these actions will result in the eventual reporting of the barcode business as a discontinued operation.

In the second quarter 2005, we initiated a restructuring designed to improve our sales productivity and overhead structure in Europe. The initial actions included a cost reduction plan of consolidating certain administrative functions primarily in Germany and France during the second half of 2005. The initial charge was $6.5 million. We expect additional charges over the next 12 to 18 months as plans are finalized to improve our operating margins. In the third quarter 2005, these charges are anticipated to be between $7 million to $10 million. We believe these actions will yield a positive, long-term impact on margins, although there will be costs associated with them in the short-term. We would expect these actions to generate approximately $8 million to $10 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006.

Back to Contents

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. This agreement will allow us the flexibility for the execution of future business plans.

Revenue for the second quarter of 2005 was $210.4 million, an 11.2% increase over the comparable period in 2004. Foreign currency translation had a positive impact on revenue of approximately 3.4%. The increase in sales for the second quarter ended 2005 was primarily due to new large chain-wide EAS roll-outs in the US. Large account rollout activity is a part of the business that can make year over year comparisons difficult. The large rollout for CVS and 2,500 apparel stores will present difficult comparables for 2006, but they will increase associated recurring EAS label volumes by approximately 10%.

The net earnings for the second quarter of 2005 were $9.5 million compared to a loss of $6.4 million in 2004. Our results reflect benefits of large customer installation activity and cost savings initiatives offset, in part, by a restructuring charge of $6.3 million.

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

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems and printers provides a source of recurring revenues from the sale of disposable tags, labels and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Back to Contents

Analysis of Statement of Operations

Thirteen Weeks ended June 26, 2005 Compared to Thirteen weeks ended June 27, 2004

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change In Dollar Amount

	June 26,	June 27,	Fiscal 2005
	2005	2004	vs.
Quarter ended	(Fiscal 2005)	(Fiscal 2004)	Fiscal 2004

Net Revenues

Security	67.3%	63.8%	17.3%
Labeling services	20.6	21.9	4.5
Retail merchandising	12.1	14.3	(5.9)

Net revenues	100.0	100.0	11.2
Cost of revenues	57.9	55.9	15.2

Total gross profit	42.1	44.1	6.0
Selling, general, and administrative expenses	30.2	33.0	1.9
Research and development	2.3	4.0	(36.0)
Restructuring	3.0	—	N/A
Legal settlement	—	10.5	N/A

Operating income	6.6	(3.4)	N/A
Interest income	0.2	0.2	45.5
Interest expense	0.5	0.8	(38.4)
Other gain, net	—	(0.1)	N/A

Earnings before income taxes and minority interest	6.3	(4.1)	N/A
Income taxes	1.8	(0.7)	N/A
Minority interest	—	—	8.3

Net earnings	4.5%	(3.4)%	N/A %

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the second quarter 2005 compared to the second quarter 2004 increased by $21.1 million or 11.2% from $189.3 million to $210.4 million. Foreign currency translation had a positive impact on revenues of approximately $6.4 million or 3.4% in the first quarter of 2005 as compared to the first quarter of 2004.

(dollar amounts in millions)

	June 26, 2005	June 27, 2004	Dollar Amount Change Fiscal 2005	Percentage Change Fiscal 2005
Quarter ended	(Fiscal 2005)	(Fiscal 2004)	vs. Fiscal 2004	Vs. Fiscal 2004

Net Revenues:

Security	$141.5	$120.7	$20.8	17.3%
Labeling Services	43.3	41.4	1.9	4.5
Retail Merchandising	25.6	27.2	(1.6)	(5.9)

Net revenues	$210.4	$189.3	$21.1	11.2%

Security revenues increased by $20.8 million or 17.3% in the second quarter 2005 as compared to the second quarter 2004. Foreign currency translation had a positive impact of approximately $3.8 million or 3.2% over prior year’s comparable quarter. The remaining increase was primarily due to growth in EAS revenues in the US ($13.0 million), coupled with increases in the European and Asia Pacific EAS sales of $2.2 million and $0.7 million, respectively. The growth in the US EAS revenues can be primarily attributed to large account chain-wide installations.

Labeling services revenues increased by $1.9 million or 4.5% over last year’s comparable quarter. The positive impact of foreign currency translation was approximately $1.4 million or 3.3%. The remaining increase was primarily due to increased Check-Net revenues in Europe of $3.5 million, partially offset by a decrease of BCS revenues in the same region ($2.0 million). The increase in Check-Net revenues resulted from the increased focus on expanding our customer base attributable to our integrated apparel source tag labels. The decline in BCS revenues was a consequence of higher competitive pricing pressure and also softer economic conditions in Europe. BCS revenues also decreased in the US and Asia Pacific by $0.7 million and $0.6 million, respectively.

Retail merchandising revenues decreased by $1.6 million or 5.9% in the second quarter of 2005 compared to prior year’s identical period. The positive impact of foreign currency translation was approximately $1.2 million. The decrease primarily resulted from the generalized decline of HLS revenues of $1.3 million and difficult retail trading environment in Europe. The HLS decline of $1.3 million is due primarily to the continued transition from hand-held price labeling to automated barcoding and scanning by retailers.

Gross Profit

Gross profit for the second quarter of 2005 was $88.5 million, or 42.1% of revenues, compared to $83.5 million, or 44.1% of revenues, for the second quarter 2004. The benefit of foreign currency translation on gross profit was approximately $1.9 million in the second quarter of 2005 as compared to the second quarter of 2004.

Security gross profit, as a percentage of sales, decreased to 44.4% in the second quarter of 2005 from 47.5% in the second quarter of 2004. Security gross profit was negatively impacted by ongoing large account chain-wide installations of our EAS products.

Gross profit, as a percentage of net revenues, for labeling services decreased to 29.9% in the second quarter of 2005 from 31.2% in the second quarter of 2004. The decrease in labeling gross profit, as a percentage of labeling revenues, resulted from lower gross margins on the labels used in our Intelligent Library System (ILS) product line in the US.

The retail merchandising gross profit, as a percentage of net revenues, increased to 50.0% in the second quarter of 2005 from 48.8% in the first quarter of 2004. This increase, as a percentage of retail merchandise revenues, was mainly due to a shift in sales mix.

Back to Contents

Field service and installation costs for the second quarter of 2005 and 2004 were 11.3% and 9.2% of net revenues, respectively. The increase was due primarily to the ongoing large account chain-wide installations of our EAS products.

Selling, General, and Administrative Expenses

SG&A expenses increased $1.2 million, or 1.9% over the second quarter of 2004. Foreign currency translation increased SG&A expenses by approximately $1.3 million. The reductions in sales and marketing expense were offset by increased consulting and management costs. As a percentage of revenues, SG&A decreased from 33.0% in the second quarter of 2004 to 30.2% in the second quarter of 2005.

Research and Development Expenses

Research and development (R&D) costs were $4.9 million, or 2.3% of revenues in the second quarter of 2005, as opposed to $7.6 million, or 4.0%, in the second quarter of 2004. The decrease in R&D costs primarily resulted from a focused development effort on manufacturing process improvements and application of new technologies.

Restructuring Expenses

Restructuring expenses were $6.3 million in the second quarter 2005 without a comparable charge in second quarter 2004. This charge was composed of $6.5 million related to the initial cost savings initiatives designed to improve sales productivity and the overhead structure in Europe offset, in part, by a reversal of $0.2 million from the 2003 plan. Refer to “Provisions for Restructuring” for more information.

Litigation Settlement

In 2004, we reached a settlement agreement in the antitrust, tortious interference and unfair competition lawsuit brought by ID Security Systems Canada Inc. (ID Systems), under which terms we paid $19.95 million.

Interest Income and Interest Expense

Interest expense decreased, in the second quarter of 2005, $0.6 million due to debt repayment. There was no significant deviation on the interest income compared to last year’s same quarter.

Income Taxes

The effective tax rate for the thirteen weeks ended June 26, 2005 was 28.5%. For the thirteen weeks ended June 27, 2004, the effective tax rate was 30.6% excluding the charge related to settlement of the ID Systems litigation.

Net Earnings

Net earnings were $9.5 million, or $.25 per diluted share, in the second quarter 2005 compared to a net loss of $6.4 million, or $.17 per diluted share, in the second quarter 2004. The weighted average number of shares used in the diluted earnings per share computation were 38.7 million and 37.6 million for the second quarters of 2005 and 2004, respectively.

Back to Contents

Twenty-six weeks ended June 26, 2005 Compared to Twenty-six weeks ended June 27, 2004

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage Change
	Percentage of Total Revenues		In Dollar Amount

	June 26,	June 27,	Fiscal 2005
	2005	2004	vs.
Twenty-six weeks ended	(Fiscal 2005)	(Fiscal 2004)	Fiscal 2004

Net Revenues

Security	66.0%	63.0%	11.0%
Labeling services	21.0	22.3	(0.2)
Retail merchandising	13.0	14.7	(5.5)

Net revenues	100.0	100.0	6.1

Cost of revenues	58.3	57.0	8.6

Total gross profit	41.7	43.0	2.8

Selling, general, and administrative expenses	32.6	33.3	4.2
Research and development	2.5	3.6	(26.8)
Restructuring Expense	1.6	—	N/A
Legal settlement	—	5.3	N/A

Operating income	5.0	0.8	N/A
Interest income	0.3	0.2	36.2
Interest expense	0.5	1.0	(48.5)
Other gain, net	—	—	N/A

Earnings before income taxes and minority interest	4.8	—	N/A
Income taxes	1.4	0.3	N/A
Minority interest	—	—	N/A

Net earnings	3.4%	(0.3)%	N/A %

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the first six months of 2005 compared to the same period in 2004 increased by $22.6 million or 6.1% from $369.9 million to $392.5 million. Foreign currency translation had a positive impact on revenues of approximately $11.8 million or 3.2% in the first six months of 2005 as compared to the first six months of 2004.

(dollar amounts in millions)

	June 26, 2005	June 27, 2004	Dollar Amount Change Fiscal 2005	Percentage Change Fiscal 2005
Twenty-six weeks ended	(Fiscal 2005)	(Fiscal 2004)	vs. Fiscal 2004	Vs. Fiscal 2004

Net Revenues:

Security	$258.9	$233.2	$25.7	11.0%
Labeling Services	82.3	82.5	(0.2)	(0.2)
Retail Merchandising	51.3	54.2	(2.9)	(5.5)

Net revenues	$392.5	$369.9	$22.6	6.1%

Security revenues increased by $25.7 million or 11.0% in the first six months of 2005 as compared to the first six months of 2004. Foreign currency translation had a positive impact of approximately $6.8 million or 2.9% over the first six months of 2004. The remaining increase was primarily due to growth in the US EAS market ($19.5 million). The growth in the US EAS revenues can be primarily attributable to large account chain-wide installations.

Labeling services revenues decreased by $0.2 million or 0.2% over last year’s comparable period. The positive impact of foreign currency translation was approximately $2.5 million or 3.0%. The decrease was primarily due to lower barcode labeling systems revenues in Europe, US, and Asia Pacific ($5.7 million, $2.7 million, and $0.9 million, respectively), partially offset by an increase in the European Check-Net revenues of $5.2 million and an increase in the both the US and Asia Pacific ILS markets ($1.6 million combined). The decline in the BCS revenues is attributable to the declining revenues of labels mostly, due to competitive pricing pressure and also softer economic conditions in Europe. In the US, the decrease in BCS revenues was primarily related to reduced key account activity. The increase in Check-Net revenues resulted from the increased focus on expanding our customer base resulting from the integrated apparel source tag labels.

Retail merchandising revenues decreased by $2.9 million or 5.5%. The positive impact of foreign currency translation was approximately $2.5 million. The decrease primarily resulted from the decline of HLS revenues in Europe ($2.4 million), due to the continued transition from hand-held price labeling to automated barcoding and scanning by retailers.

Gross Profit

Gross profit for the first six months of 2005 was $163.7 million, or 41.7% of revenues, compared to $159.2 million, or 43.0% of revenues, for the first six months of 2004. The benefit of foreign currency translation on gross profit was approximately $5.0 million in the first six months of 2005 as compared to the first six months of 2004

Security gross profit, as a percentage of sales, decreased to 43.8% in the first six months of 2005 from 46.2% in the first six months of 2004. Security gross profit was negatively impacted by large account chain-wide installations of our EAS products.

Gross profit, as a percentage of net revenues, for labeling services increased to 30.2% in the first six months of 2005 from 30.1% in the first six months of 2004.

The retail merchandising gross profit, as a percentage of net revenues, increased to 49.4% in the first six months of 2005 from 48.9% in the first six months of 2004. This increase, as a percentage of retail merchandise revenues, was mainly due to a shift in sales mix.

Field service and installation costs for the first six months of 2005 and 2004 were 11.2% and 9.4% of net revenues, respectively. The increase was due primarily to the large account chain-wide installations of our EAS products.

Back to Contents

Selling, General, and Administrative Expenses

SG&A increased $5.2 million, or 4.2% over the first six months of 2004. Foreign currency translation increased SG&A expenses by approximately $3.9 million. The remaining increase was due primarily to consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility resulting from the repayment of the term loan and refinancing of the revolving credit facility. SG&A expenses decreased, as a percentage of revenues, from 33.3% in the first six months of 2004 to 32.6% in the first six months of 2005.

Research and Development Expenses

Research and development (R&D) costs were $9.7 million, or 2.5% of revenues in the first six months of 2005 and $13.3 million, or 3.6% in the first six months of 2004. The decrease in R&D costs primarily resulted from a focused development effort on manufacturing process improvements and application of new technologies.

Restructuring Expenses

Restructuring expenses were $6.3 million in 2005 without a comparable charge in 2004. This charge was composed of $6.5 million related to the initial cost savings initiatives designed to improve sales productivity and the overhead structure in Europe offset, in part, by a reversal of $0.2 million from the 2003 plan. Refer to “Provisions for Restructuring” for more information.

Litigation Settlement

In 2004, we reached a settlement agreement in the antitrust, tortious interference and unfair competition lawsuit brought by ID Security Systems Canada Inc. (ID Systems), under which terms we paid $19.95 million.

Interest Income and Interest Expense

Interest expense decreased, in the first six months of 2005, $1.8 million due to debt repayment. There was no significant variance on the interest income compared to last year’s identical period.

Income Taxes

The effective tax rate for the twenty-six weeks ended June 26, 2005 was 28.7%. For the twenty-six weeks ended June 27, 2004, the effective tax rate was 30% excluding the charge related to ID systems.

Net Earnings

Net earnings were $13.3 million, or $.35 per diluted share, in the first six months 2005 compared to a loss of $1.0 million, or $.03 per diluted share, in the first six months 2004. The weighted average number of shares used in the diluted earnings per share computation were 38.6 million and 36.3 million for the first six months of 2005 and 2004, respectively.

Back to Contents

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

As of June 26, 2005, our cash and cash equivalents were $73.8 million compared to $102.7 million as of December 26, 2004. Our operating activities during the first half of 2005 used approximately $13.3 million compared to a use of $20.7 million during the first half of 2004. In 2005, our cash from operating activities was impacted negatively by an increase in accounts receivable, a decrease in accounts payable coupled with an increase in inventory. The increase in accounts receivable is due primarily from the large chain-wide rollouts in the second quarter 2005. The decrease in accounts payable and the increase in inventory are primarily seasonal impacts on our business.

We continue to reinvest in the Company through spending in technology and process improvement. In the first six months of 2005, our expenditures in research and development amounted to $9.7 million. We estimate our expenditures in research and development during the remainder of 2005 will be approximately $10 million.

Our capital expenditures for the first half of 2005 totaled $6.9 million, compared to $5.0 million during the first half of 2004. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $8 million for the remainder 2005.

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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At June 26, 2005, we were in compliance with all of our debt covenants.

As of June 26, 2005, our working capital was $198.0 million compared to $166.9 million as of December 26, 2004. At the end of the second quarter 2005, our percentage of total debt to total stockholders’ equity decreased to 18.3% from 19.2% as of December 26, 2004. As of June 26, 2005, we had available line of credit totaling approximately $94.6 million.

We do not anticipate paying any cash dividends on our common stock in the near future.

Back to Contents

Provisions for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. The initial charge was $6.5 million for severance and other related charges. The total employees affected by the restructuring were 139. The anticipated total cost is expected to approximate $14 million to $16 million. These terminations are anticipated to be complete by the end of 2005. Termination benefits are planned to be paid 1 to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $8 million to $10 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/05

2005

Severance and other employee-related charges	$—	$6,518	$—	$—	$(402)	$6,116

	$—	$6,518	$—	$—	$(402)	$6,116

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 28 remaining planned terminations and other actions to be completed by the end of 2005.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million. Upon completion, the annual savings are expected to be approximately $7.7 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year (1)	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/05 (2)

2005

Severance and other employee-related charges	$3,737	$—	$(156)	$(1,482)	$(280)	$1,819
Lease termination costs	906	—	(88)	(82)	(21)	715

	$4,643	$—	$(244)	$(1,564)	$(301)	$2,534

(1) Includes restructuring costs prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(2) Includes restructuring costs prior to 2003 of $957 which $715 relates to lease termination costs.

Back to Contents

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

As of June 26, 2005, we had currency forward exchange contracts totaling approximately $23.5 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

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

Off-balance Sheet Arrangements and Contractual Obligations

Our significant contractual obligations and off-balance sheet arrangements have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2004.

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

Back to Contents

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the SEC) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have not yet determined which methodology we will adopt but believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We will adopt this in fiscal 2006 as required.

Back to Contents

In June 2005, FASB released FASB Staff Positions (FSP) No. 143-1, "Accounting for Electronic Equipment Waste Obligations". The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, "Asset Retirement Obligations". The FSP is effective the later of the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. We have adopted this guidance in the second quarter 2005 without material impact on our results of operations.

Back to Contents

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in Item 7a. "Quantitative And Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K filed for the year ended December 26, 2004.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended June 26, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Back to Contents

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

All-Tag Security S.A., et al

On June 20, 2005 the United States Court of Appeals for the Federal Circuit reversed and remanded back an April 22, 2004 decision by the District Court for the Eastern District of Pennsylvania granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation's motion for summary judgment. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag and sold by Sensormatic infringed on a patent owned by the Company.

Back to Contents

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of shareholders was held on June 8, 2005.

(b)  Directors elected at the meeting were: David W. Clark, Jr., Harald Einsmann and Jack W. Partridge. Directors whose term of office as a director continued after the meeting are: William S. Antle, III, R. Keith Elliott, Alan R. Hirsig, George W. Off and Sally Pearson.

(c)  Shareholders voted upon the election and approved the following matter:

(1)	The election of David W. Clark, Jr., Harald Einsmann and Jack W. Partridge as the Company's Class II directors to hold office until the 2008 Annual Shareholders Meeting. Shareholders voted as follows:

		David W. Clark	Harald Einsmann	Jack W. Partridge

	For	30,774,697	35,514,961	34,852,449
	Against	4,920,819	180,555	843,067

		35,695,516	35,695,516	35,695,516

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.

Exhibit 10.1	Deferred Compensation Plan amended and restated as of April 1, 2005.

Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2	Rule 13a-a4(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ W. Craig Burns	August 2, 2005
W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/s/ Arthur W. Todd	August 2, 2005
Arthur W. Todd
Vice President, Corporate Controller
and Chief Accounting Officer

Back to Contents

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 10.1	Deferred Compensation Plan amended and restated as of April 1, 2005.

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002

.