Form 10-Q
period 2005-09-25
CHECKPOINT SYSTEMS INC
filed 2005-11-04
CIK 215419

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended September 25, 2005

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

Yes       No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 2005, there were 38,405,916 shares of the Company’s Common Stock outstanding.

Back to Contents

CHECKPOINT SYSTEMS, INC.
FORM 10-Q
Table of Contents

2

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	September 25,	December 26,
	2005	2004	*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,259	$102,694
Accounts receivable, net of allowance of
$11,814 and $12,647	151,964	157,337
Inventories	84,561	92,844
Other current assets	26,002	29,991
Deferred income taxes	17,812	17,716
Assets of discontinued operations held for sale	36,920	—

Total Current Assets	392,518	400,582

REVENUE EQUIPMENT ON OPERATING LEASE, net	5,141	4,507
PROPERTY, PLANT, AND EQUIPMENT, net	76,586	91,442
GOODWILL	167,684	191,305
OTHER INTANGIBLES, net	34,702	39,975
DEFERRED INCOME TAXES	19,993	20,064
OTHER ASSETS	15,643	19,073

TOTAL ASSETS	$712,267	$766,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings and current portion of long term debt	$4,566	$24,940
Accounts payable	41,255	65,436
Accrued compensation and related taxes	30,251	39,789
Other accrued expenses	32,117	28,850
Income taxes	17,546	21,645
Unearned revenues	21,857	27,640
Restructuring reserve	11,641	4,643
Other current liabilities	14,581	20,727
Liabilities of discontinued operations held for sale	11,400	—

Total Current Liabilities	185,214	233,670

LONG-TERM DEBT, LESS CURRENT MATURITIES	48,981	47,827
ACCRUED PENSIONS	66,449	77,666
DEFERRED INCOME TAXES	17,677	21,657
OTHER LONG-TERM LIABILITIES	4,292	6,240
MINORITY INTEREST	1,166	1,125
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, par value $.10 per share,
100,000,000 shares authorized, issued 40,430,797 and 39,841,134	4,043	3,984
Additional capital	320,904	309,503
Retained earnings	100,782	73,230
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,678)
Accumulated other comprehensive (loss) income	(16,620)	12,724

TOTAL STOCKHOLDERS’ EQUITY	388,488	378,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,267	$766,948

* Taken from the Company’s audited consolidated financial statements at December 26, 2004

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollar amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39weeks) Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net revenues	$185,555	$167,994	$527,578	$482,518
Cost of revenues	105,529	90,077	297,413	260,426

Gross profit	80,026	77,917	230,165	222,092

Selling, general, and administrative
expenses	55,811	56,954	176,683	171,558
Research and development	4,450	6,416	13,952	19,453
Restructuring expense	3,498	—	9,772	—
Litigation settlement	—	—	—	19,950

Operating income	16,267	14,547	29,758	11,131

Interest income	582	395	1,651	1,180
Interest expense	717	1,914	2,598	5,567
Other gain (loss), net	67	(50)	198	(163)

Earnings from continuing operations
before income taxes and minority
interest	16,199	12,978	29,009	6,581

Income taxes	3,260	4,164	6,694	3,022
Minority interest	39	52	88	85

Net earnings from continuing operations	12,900	8,762	22,227	3,474

Earnings from discontinued
operations, net of tax	1,320	1,355	5,325	5,630

Net earnings	$14,220	$10,117	$27,552	$9,104

Basic Earnings per Share:
Net earnings from continuing operations	$.34	$.23	$.58	$.10
Earnings from discontinued
operations, net of tax	.03	.04	.14	.15

Basic earnings per share	$.37	$.27	$.72	$.25

Diluted Earnings per Share:
Net earnings from continuing operations	$.33	$.23	$.57	$.09
Earnings from discontinued
operations, net of tax	.03	.03	.14	.15

Diluted earnings per share	$.36	$.26	$.71	$.24

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(amounts in thousands)

							Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount

Balance, December 26, 2004	39,841	$3,984	$309,503	$73,230	(2,042)	$(20,678)	$12,724	$378,763

Net earnings				27,552				27,552
Proceeds from the exercise of stock options	565	56	6,831					6,887
Tax benefit related to stock option			1,312					1,312
Non-employee stock compensation expense			284					284
Deferred Compensation plan	25	3	2,974		6	57		3,034
Foreign currency translation adjustment							(29,344)	(29,344)

Balance, September 25, 2005	40,431	$4,043	$320,904	$100,782	(2,036)	$(20,621)	$(16,620)	$388,488

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Net earnings	$14,220	$10,117	$27,552	$9,104
Net gain on interest rate swap, net of tax	—	86	—	355
Foreign currency translation adjustment	(2,384)	1,730	(29,344)	(1,933)

Comprehensive income (loss)	$11,836	$11,933	$(1,792)	$7,526

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollar amounts in thousands)
	September 25,	September 26,
Nine Months Ended	2005	2004

Cash flows from operating activities:
Net earnings	$27,552	$9,104
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	17,643	20,028
Deferred Taxes	(4,701)	—
Loss (gain) on disposal of fixed assets	206	(120)
Stock-based compensation	284	—
Impairment of long-lived assets and goodwill	1,078	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(20,685)	(16,867)
Inventories	(11,285)	(12,858)
Other current assets	2,421	2,538
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(15,844)	(17,558)
Income taxes	(4,101)	(5,051)
Unearned revenues	(3,560)	931
Restructuring reserve	7,760	(1,870)
Other current and accrued liabilities	382	(8,905)

Net cash used in operating activities	(2,850)	(30,628)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(7,796)	(8,136)
Acquisitions, net of cash acquired	(1,989)	(155)
Other investing activities	295	879

Net cash used in investing activities	(9,490)	(7,412)

Cash flows from financing activities:
Proceeds from stock issuances	6,887	2,167
Net change in short-term debt	2,664	3,091
Proceeds of long-term debt	40,000	15,426
Repayment of long-term debt	(58,207)	(24,660)

Net cash used in financing activities	(8,656)	(3,976)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,439)	(1,023)

Net decrease in cash and cash equivalents	(27,435)	(43,039)
Cash and cash equivalents:
Beginning of period	102,694	110,376

End of period	$75,259	$67,337

See accompanying notes to condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (“Company”, “We”, or “Our”). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for the most recent disclosure of the Company’s accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 25, 2005 and December 26, 2004, our results of operations for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004, and changes in cash flows for the thirty-nine week periods ended September 25, 2005 and September 26, 2004.

As discussed in Note 7, we have classified our barcode labeling businesses and US hand-held labeling and Turn-O-Matic ® businesses held for sale as discontinued operations. Accordingly, we have reclassified our consolidated statement of operations for all periods presented. Unless otherwise noted, discussions in these notes pertain to our continuing operations.

Certain reclassifications have been made to the 2004 financial statements and related footnotes to conform to the 2005 presentation. The reclassifications made to the results of operations consist of research and development and product royalty expenses. We have reclassified research and development expenses from cost of revenues to operating expenses for 2004. Product royalties expense of $0.9 million and $3.3 million was reclassified from selling, general and administrative expenses to cost of revenues for the thirteen weeks and thirty-nine weeks ended September 26, 2004, respectively.

Stock Options

At September 25, 2005, we have two stock-based employee compensation plans. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized.

Back to Contents

Had compensation cost for our stock option plans been determined based upon the fair value at the grant date using the Black-Scholes option pricing model, our net earnings and net earnings per share would approximate the pro-forma amounts as follows:

(dollar amounts in thousands)
	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

Net earnings, as reported	$14,220	$10,117	$27,552	$9,104

Total stock-based employee compensation expense
determined under fair value based method, net of tax	(1,337)	(704)	(2,088)	(1,917)

Pro forma net earnings	$12,883	$9,413	$25,464	$7,187

Net earnings per share:
Basic:
As reported	$.37	$.27	$.72	$.25
Pro forma	$.34	$.25	$.67	$.20

Diluted:
As reported	$.36	$.26	$.71	$.24
Pro forma	$.33	$.24	$.65	$.19

The following assumptions were used in the estimation of the fair value on the stock options granted:

Nine months ended	September 25, 2005	September 26, 2004

Dividend yield	None	None
Expected volatility	.321	.261

Risk-free interest rates	2.8% – 4.5%	2.9%
Expected life (in years)	3.4	3.2

Back to Contents

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)

September 25,
2005

Balance at beginning of fiscal year	$5,171
Accruals for warranties issued	2,559
Accruals related to pre-existing warranties, including
changes in estimate	—

Total accruals	2,559
Settlement made	(2,365)
Foreign currency translation adjustment	(295)

Balance at end of period	$5,070

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

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004”. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. In the fourth quarter 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate up to $17.2 million. Assuming the full repatriation of $17.2 million, we will record additional income tax expense of $0.4 million. We are evaluating, but have not yet concluded, plans for additional repatriations above the $17.2 million this year.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair

Back to Contents

value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have selected to use the Black-Scholes methodology on a prospective basis and believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We will adopt this in fiscal year 2006 as required.

In June 2005, the FASB released FASB Staff Position (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations”. The FSP is effective the later of the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. We have adopted this guidance in our second quarter 2005 without material impact on our consolidated financial statements.

Back to Contents

Note 2. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	September 25, 2005	December 26, 2004

Raw materials	$10,535	$12,689

Work-in-process	4,613	4,025

Finished goods	69,413	76,130

Total	$84,561	$92,844

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $34.7 million and $40.0 million as of September 25, 2005 and December 26, 2004, respectively.

The following table reflects the components of intangible assets as of September 25, 2005 and December 26, 2004:

(dollar amounts in thousands)
		September 25, 2005		December 26, 2004

	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Customer lists	20	$29,508	$20,132	$33,555	$20,955
Trade name	30	26,447	10,560	30,350	13,127
Patents, license agreements	5 to 14	38,259	29,250	40,140	30,644
Other	3 to 6	916	486	1,096	440

Total		$95,130	$60,428	$105,141	$65,166

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2005	$3,400
2006	$3,171
2007	$3,062
2008	$2,983
2009	$2,631

Back to Contents

The changes in the carrying amount of goodwill for the nine months ended September 25, 2005, are as follows:

(dollar amounts in thousands)

		Labeling	Retail
	Security	Services	Merchandising	Total

Balance as of December 26, 2004	$114,237	$3,944	$73,124	$191,305
Additions	760	—	—	760
Impairment	—	(664)	—	(664)
Translation adjustment and other	(12,158)	(1,555)	(8,528)	(22,241)
Discontinued operations	—	(1,335)	(141)	(1,476)

Balance as of September 25, 2005	$102,839	$390	$64,455	$167,684

In September 2005, we classified our barcode labeling businesses and US Hand-held labeling and Turn-O-Matic ® businesses as held for sale. In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, we allocated goodwill of the reporting units in the Labeling Services and Retail Merchandising Segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments effected by the disposal group and determined that there was a $0.7 million impairment in the US barcode labeling disposal group in our Labeling Services Segment. This impairment was recorded in discontinued operations on the consolidated statement of operations.

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

Pursuant to SFAS 142, we will perform our annual assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

Note 4. LONG-TERM DEBT

Long-term debt at September 25, 2005 and December 26, 2004 consisted of the following:

(dollar amounts in thousands)

	September 25,	December 26,
	2005	2004

Senior secured credit facility:
€244 million variable interest rate term loan maturing in 2006	$—	$30,625
$100 million multi-currency variable interest rate revolving credit
facility maturing in 2006	—	27,893
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing
in 2010	38,819	—
€9.5 million capital lease maturing in 2021	9,825	11,330
€2.7 million capital lease maturing in 2007	946	1,404
Other capital leases with maturities through 2010	402	550

Total	49,992	71,802
Less current portion	1,011	23,975

Total long-term portion	$48,981	$47,827

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

Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the refinancing, our aggregate fees and expenses were $0.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of September 25, 2005, we were in compliance with all covenants.

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

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings.

In the fourth quarter 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate up to $17.2 million. Assuming the full repatriation of $17.2 million, we will record additional income tax expense of $0.4 million.

We are evaluating, but have not yet concluded, plans for additional repatriations above the $17.2 million this year.

Back to Contents

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Basic earnings available to common stockholders:
Net earnings available to common stockholders from
continuing operations	$12,900	$8,762	$22,227	$3,474
Interest on subordinated debentures, net of tax	–	198	–	–

Diluted net earnings available to common stockholders
from continuing operations	$12,900	$8,960	$22,227	$3,474

Shares:

Weighted average number of common shares outstanding	38,134	37,622	37,938	36,722
Shares issuable under deferred compensation arrangements	143	–	153	–

Basic weighted average number of common shares
outstanding	38,277	37,622	38,091	36,722
Common shares assumed upon exercise of stock
options	937	718	782	873
Shares issuable under deferred compensation arrangements	16	–	12	–
Additional common shares resulting from subordinated
debentures	–	1,266	–	–

Dilutive weighted average number of common shares
outstanding	39,230	39,606	38,885	37,595

Basic Earnings per Share:
Net Earnings from Continuing Operations	$.34	$.23	$.58	$.10
Earnings from Discontinued Operations, net of tax	.03	.04	.14	.15

Basic Earnings per Share	$.37	$.27	$.72	$.25

Diluted Earnings per Share:
Net Earnings from Continuing Operations	$.33	$.23	$.57	$.09
Earnings from Discontinued Operations, net of tax	.03	.03	.14	.15

Diluted Earnings per Share	$.36	$.26	$.71	$.24

Back to Contents

Common shares assumed upon conversion of subordinate debentures were excluded from prior year due to being anti-dilutive. These debentures were retired as of the end of 2004 and as a result will not have an effect on future calculations. Options to purchase shares of common stock which were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the shares of common stock during the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004 were as follows:

(share amounts in thousands)	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Common shares associated with anti-dilutive stock
options excluded from the computation of diluted EPS:	358	1,532	1,161	1,160

Note 7. DISCONTINUED OPERATIONS

In February 2005, the Board of Directors of the Company approved the divestiture of the global barcode labeling systems businesses included in our Labeling Services Segment. As a result of the divesture decision, we evaluated this business in each region to determine the method of disposal and the impact of the disposal within that region. During the third quarter of 2005, we completed the evaluation of the disposal group and began to actively market the global barcode labeling businesses, and the U.S. hand-held labeling and Turn-O-Matic ® businesses that are part of our Retail Merchandising Segment. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are accounting for these businesses as discontinued operations. Under our current sales plan, we do not anticipate any significant continuing involvement in the operations of the business after disposition. The classification of these businesses as discontinued operations was determined to be a triggering event for testing goodwill for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. We determined that there was a $0.7 million impairment in our US barcode labeling goodwill reporting unit of our Labeling Services Segment. This loss was included in discontinued operations on the consolidated statement of operations.

The Company’s discontinued operations reflect the operating results for the disposal group. The results for the thirteen weeks and the thirty-nine weeks ended September 25, 2005 and September 26, 2004 have been reclassified to show the results of operations for the barcode labeling systems and US hand-held labeling and Turn-O-Matic ® businesses as discontinued operations. Below is a summary of these results:

(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Net Revenue	$22,482	$24,350	$73,007	$79,742
Gross Profit	6,153	6,266	19,695	21,258
Selling, General, & Administrative Expense	3,070	3,928	10,436	12,382
Operating Income	2,326	2,252	8,273	8,540
Earnings from Discontinued Operations before
income taxes	2,326	2,252	8,273	8,540
Earnings from Discontinued Operations, Net
of Tax	$1,320	$1,355	$5,325	$5,630

Back to Contents

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets and liabilities of discontinued operations held for sale. As of September 25, the classification was as follows:

(dollar amounts in thousands)

September 25, 2005

Accounts receivables, net	$17,578
Inventories	12,217
Property, plant and equipment - net	3,983
Goodwill	1,476
Other intangibles, net	932
Other assets	734

Assets of discontinued operations held for
disposal	$36,920

Accounts payable	$6,214
Accrued compensation and related taxes	1,119
Other accrued expenses	493
Accrued pensions	3,152
Other liabilities	422

Liabilities of discontinued operations held for
disposal	$11,400

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirty-nine week periods ended September 25, 2005 and September 26, 2004 were as follows:

(amounts in thousands, except per share data)
	Nine Months
	(39 weeks) Ended

	Sept. 25,	Sept. 26,
	2005	2004

Interest	$2,676	$4,064
Income tax payments	$13,159	$6,850

Back to Contents

Note 9. PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. During the third quarter 2005, we continued this program by finalizing a major social plan for our French subsidiary. In addition, we have committed to a plan to restructure a portion our supply chain staff as we transition our manufacturing to lower cost areas. The total restructuring charge for the 2005 plan was $10.1 million. This included $10.5 million, net of reversals, for severance and other related charges coupled with a $0.4 million impairment of assets associated with the supply chain transition offset, in part, by a $0.8 million pension curtailment gain resulting from the termination of certain employees in Europe. The total employees affected by the restructuring were 312 of which 68 have been terminated. The anticipated total cost is expected to approximate $14 million to $16 million. These terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/25/05

2005

Severance and other
employee-related
charges	$ –	$ 10,668	$ (148)	$ (748)	$ (418)	$ 9,354

	$ –	$ 10,668	$ (148)	$ (748)	$ (418)	$ 9,354

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 25 remaining planned terminations and other actions to be completed by early 2006.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million.

Back to Contents

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/25/05

2005

Severance and other
employee-related
charges	$ 3,737	$ –	$ (286)	$ (1,544)	$ (306)	$ 1,601
Lease termination costs	906	–	(83)	(99)	(38)	686

	$ 4,643	$ –	$ (369)	$ (1,643)	$ (344)	$ 2,287

Note 9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the thirteen week and thirty-nine week periods ended September 25, 2005 and September 26, 2004 were as follows:

(dollar amounts in thousands)
	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Service cost	$338	$328	$1,052	$1,009
Interest cost	939	925	2,922	2,785
Expected return on plan assets	(1)	(1)	(3)	(4)
Amortization of actuarial loss	17	28	52	86
Gain from curtailment	(794)	-	(794)	-
Amortization of transition obligation	28	-	88	-
Amortization of prior service costs	1	1	2	3

Net periodic pension cost	$528	$1,281	$3,319	$3,879

We expect the cash requirements for funding the pension benefits to be approximately $3.6 million during fiscal 2005, including $2.8 million which was funded during the nine months ended September 25, 2005. During the third quarter 2005, we recorded a pension curtailment gain of $0.8 million as a result of the termination of employees as part of our restructuring plan in Europe.

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

Back to Contents

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

Back to Contents

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

All-Tag Security S.A., et al

On June 20, 2005 the United States Court of Appeals for the Federal Circuit reversed and remanded back an April 22, 2004 decision by the District Court for the Eastern District of Pennsylvania granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation’s motion for summary judgment. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag and sold by Sensormatic infringed on a patent owned by the Company.

Back to Contents

Note 11. BUSINESS SEGMENTS

(dollar amounts in thousands)
	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended

	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Business segment net revenue:
Security	$146,991	$131,858	$405,924	$365,053
Labeling Services	18,128	14,703	55,015	47,455
Retail Merchandising	20,436	21,433	66,639	70,010

Total Revenues	185,555	167,994	527,578	482,518
Business segment gross profit:
Security	64,486	61,282	177,953	169,092
Labeling Services	4,942	4,975	17,587	15,987
Retail Merchandising	10,598	11,660	34,625	37,013

Total gross profit	80,026	77,917	230,165	222,092
Operating expenses (1)	63,759	63,370	200,407	210,961
Interest expense, net	135	1,519	947	4,387

Other gain (loss), net	67	(50)	198	(163)

Earnings before income taxes and minority
interest	$16,199	$12,978	$29,009	$6,581

(1)	Operating expenses include $3.5 million and $9.8 million in restructuring charges for the thirteen and thirty-nine weeks ended September 25, 2005 respectively, and $20.0 million in a legal settlement for the thirty-nine weeks ended September 25, 2004.

During the third quarter 2005, we reclassified $33.9 million of assets in our Labeling Services Segment to “assets of discontinued operations held for disposal”. As of December 26, 2004, the total assets in the Labeling Services Segment were $119.7 million.

Back to Contents

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

Overview

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), radio frequency identification (RFID) systems, barcode labeling systems (BCS), hand-held labeling systems (HLS) and retail merchandising systems (RMS). Applications include automatic identification, retail security, and pricing and promotional labels and signage. Operating directly in 32 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the US, fluctuations in foreign currency exchange rates have a significant impact on reported results.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset these investments through product cost and operating expense reductions.

In February 2005, the Board of Directors of the Company approved the divestiture of the global barcode labeling systems businesses included in our Labeling Services Segment. As a result of the divesture decision, we evaluated the businesses to determine the method of disposal and the impact of the disposal in each region. During the third quarter of 2005, we completed the evaluation and began to actively market the disposal group. The disposal group includes the global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic ® businesses which are included in our Retail Merchandising Segment. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are accounting for the disposal group as discontinued operations. For the nine months ended 2005, these combined businesses had revenues of $73.0 million with a gross margin of 27%. The earnings reported for discontinued operations, net of tax were $5.3 million.

Back to Contents

The businesses included in the disposal group are highly integrated into the operations in each of our countries. In accordance with the guidance of SFAS 144, discontinued operations only includes revenues and expenses that are directly attributable to the businesses included in the disposal group. As a result, discontinued operations do not include any allocations for general and administrative expenses. It also does not include selling & marketing expenses for shared staff that will continue with the Company after the sale of the business. For the nine months ended 2005, selling, general and administrative expenses for the Company including discontinued operations approximate 31.2% of revenue (see table below). This is consistent with the 2004 percentage revenues for selling, general, & administrative expense. In evaluating the disposal group, the board of directors and management considered the margin percentage (27% for nine months ended 2005) in comparison to our total selling, general, & administrative expenses as a percentage to net revenues (31.2% for nine months ended 2005) and determined these businesses to be underperforming in our business structure.

Selected Financial Data for the Nine Months Ended September 25, 2005

(dollar amounts in thousands)

		Discontinued	Continuing
Description	Total	Operations	Operations

Net Revenue	$600,585	$73,007	$527,578
Selling, General, and
Administrative expenses	$187,119	$10,436	$176,683
Percentage of Revenue	31.2%	14.3%	33.5%

We have been taking action and are continuing to develop plans to rationalize the selling, general, and administrative structure that is not part of the disposal group. The two major cost savings initiatives areas are in our European region, where the BCS businesses are highly integrated into 14 countries and our global supply chain.

European Cost Reduction Initiatives

•	Improving sales productivity by making better use of indirect sales channels, improving our use of e-commerce and telesales.
•	Streamlining our field service operations.
•	Revamping customer service to better service the customer at lower costs by centralizing this service for certain regions into shared service centers.
•	Completion of the negotiations of social plans in Germany and France to allow us to complete the workforce reduction in those countries.
•	Centralizing accounting functions into shared service centers.

Supply Chain

Our supply chain team as part of our overall review of the business is currently conducting an evaluation to improve manufacturing operations, supply chain operations, and sourcing of materials. This process has produced the following cost savings initiatives:

•	The movement of our EAS electronics manufacturing from Puerto Rico to the Dominican Republic during the first half of next year.
•	Closure of our UK labeling plant and the consolidation of that work into our main Service Bureau in Terborg, Netherlands.
•	Identification and implementation of significant materials procurement savings through an evaluation of our materials procurement.

A current project is the evaluation of various potential changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could have an impact on the recoverability of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.

As a direct result of these detailed plans, employee headcount is down by 188 or 4% since the end of 2004. This was accomplished through restructuring and attrition. We believe these actions will yield a positive, long-term impact on operating margins, although there will be costs associated with the actions in the short-term. We would expect these actions to generate approximately $10 million to $13 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006.

Back to Contents

Revenue for the third quarter of 2005 was $185.5 million, an 10.5% increase over the comparable period in 2004. Foreign currency translation had a positive impact on revenue of approximately 0.5%. The increase in sales for the third quarter ended 2005 was primarily due to new large chain-wide EAS roll-outs in the US. Large account rollout activity is a part of the business that can make year over year comparisons difficult. The large chain-wide EAS installations in 2005 will present difficult comparables for 2006, but they are anticipated to provide an associated increase in recurring EAS label volumes.

The net earnings for the third quarter of 2005 were $14.2 million compared to $10.1 million in 2004. Our results reflect benefits of large customer installation activity and cost savings initiatives offset, in part, by a restructuring charge of $2.6 million, net of tax.

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

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Back to Contents

Analysis of Statement of Operations

Thirteen Weeks ended September 25, 2005 Compared to Thirteen Weeks ended September 26, 2004

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage Change
	Percentage of Total Revenues		In Dollar Amount

	September 25,	September 26,	Fiscal 2005 vs.
	2005	2004	Fiscal 2004
Quarter ended	(Fiscal 2005)	(Fiscal 2004)

Net Revenues
Security	79.2%	78.5%	11.5%
Labeling services	9.8	8.7	23.3
Retail merchandising	11.0	12.8	(4.7)

Net revenues	100.0	100.0	10.5
Cost of revenues	56.9	53.6	17.2

Total gross profit	43.1	46.4	2.7
Selling, general, and administrative
expenses	30.1	33.9	(2.0)
Research and development	2.4	3.8	(30.6)
Restructuring	1.9	-	-
Legal settlement	-	-	-

Operating income	8.8	8.7	11.8
Interest income	0.3	0.2	47.3
Interest expense	0.4	1.1	(62.5)
Other gain (loss), net	-	-	N/A

Earnings before income taxes and
minority interest	8.7	7.8	24.8
Income taxes	1.7	2.5	(21.7)
Minority interest	-	-	N/A

Net earnings from continuing operations	7.0	5.3	47.2
Earnings from discontinued
operations, net of tax	0.7	0.7	(2.6)
Net earnings	7.7%	6.0%	40.6%

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the third quarter 2005 compared to the third quarter 2004 increased by $17.5 million or 10.5% from $168.0 million to $185.5 million. Foreign currency translation had a positive impact on revenues of approximately $0.8 million or 0.5% in 2005 as compared to 2004.

(dollar amounts in millions)	September 25, 2005 (Fiscal 2005)	September 26, 2004 (Fiscal 2004)	Dollar Amount Change Fiscal 2005 vs. Fiscal 2004	Percentage Change Fiscal 2005 Vs. Fiscal 2004

Quarter ended

Net Revenues:
Security	$147.0	$131.9	$15.1	11.5%
Labeling Services	18.1	14.7	3.4	23.3
Retail Merchandising	20.4	21.4	(1.0)	(4.7)

Net revenues	$185.5	$168.0	$17.5	10.5%

Security revenues increased by $15.1 million or 11.5% in the third quarter 2005 as compared to the third quarter 2004. Foreign currency translation had a positive impact of approximately $0.8 million or 0.6% over prior year’s comparable quarter. The remaining increase was primarily due to growth in EAS revenues in the US of $18.2 million. The growth in the US EAS revenues can be primarily attributed to large account chain-wide installations.

Labeling services revenues increased by $3.4 million or 23.3% over last year’s comparable quarter. The increase was primarily due to increased Check-Net ® revenues in Europe and U.S. of $1.9 million and $1.9 million, respectively. The increase in Check-Net ® revenues resulted from the increased focus on expanding our customer base attributable to our integrated apparel source tag labels.

Retail merchandising revenues decreased by $1.0 million or 4.7% in the third quarter of 2005 compared to prior year’s identical period. The decrease primarily resulted from the generalized decline of HLS revenues of $0.6 million and difficult retail trading environment in Europe. The HLS decline of $0.6 million is due primarily to the continued transition from hand-held price labeling to automated barcoding and scanning by retailers.

Gross Profit

Gross profit for the third quarter of 2005 was $80.0 million, or 43.1% of revenues, compared to $77.9 million, or 46.4% of revenues, for the third quarter 2004. Foreign currency translation had a positive impact on gross profit of approximately $0.2 million or 0.3% in 2005 as compared to 2004.

Security gross profit, as a percentage of sales, decreased to 43.9% in the third quarter of 2005 from 46.5% in the third quarter of 2004. Security gross profit was negatively impacted by ongoing large account chain-wide installations of our EAS products resulting in increased field service costs.

Gross profit, as a percentage of net revenues, for labeling services decreased to 27.3% in the third quarter of 2005 from 33.8% in the third quarter of 2004. The decrease in labeling gross profit, as a percentage of labeling revenues, resulted from lower gross margins on the labels used in our Intelligent Library System (ILS) product line in the US.

The retail merchandising gross profit, as a percentage of net revenues, decreased to 51.9% in the third quarter of 2005 from 54.4% in the third quarter of 2004. This decrease, as a percentage of retail merchandise revenues, was mainly due to a shift in sales mix.

Field service and installation costs for 2005 and 2004 were 11.8% and 9.5% of net revenues, respectively. The increase was due primarily to the ongoing large account chain-wide installations of our EAS products.

Back to Contents

Selling, General, and Administrative Expenses

SG&A expenses decreased $1.1 million, or 2.0% over the third quarter 2004. Foreign currency translation had a negative impact on SG&A expenses of approximately $0.5 million or 0.9% in 2005 as compared to 2004. The SG&A decrease was due primarily to reductions in sales and marketing expenses. As a percentage of revenues, SG&A decreased to 30.1% in the third quarter of 2005 from 33.9% in the third quarter of 2004.

Research and Development Expenses

Research and development (R&D) costs were $4.5 million, or 2.4% of revenues in the third quarter of 2005, as opposed to $6.4 million, or 3.8%, in the third quarter of 2004. The decrease in R&D costs primarily resulted from a focused development effort on manufacturing process improvements and application of new technologies.

Restructuring Expenses

Restructuring expenses were $3.5 million in the third quarter 2005 without a comparable charge in third quarter 2004. This charge was composed of $4.2 million related to the additional severance accruals, an impairment of $0.4 million offset, in part, by $0.8 million of pension curtailment gains associated with the reduction in workforce and $0.3 million in severance reversals. Refer to “Provisions for Restructuring” for more information.

Interest Income and Interest Expense

Interest expense decreased, in the third quarter of 2005, $1.2 million due to lower debt levels in 2005 compared to 2004. There was no significant deviation on the interest income compared to last year’s same quarter.

Income Taxes

The continuing operations effective tax rate for the third quarter 2005 was 20.1%, including a $1.0 million reduction in tax reserves. For the third quarter 2004, the continuing operations effective tax rate was 32.0%.

Earnings from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, for the third quarter 2005 decreased $0.1 million from $1.4 million in 2004 to $1.3 million in 2005. The 2005 earnings from discontinued operations, net of tax included a $0.7 million goodwill impairment in the US barcode labeling segment.

Net Earnings

Net earnings were $14.2 million, or $.36 per diluted share, in the third quarter 2005 compared to a net earnings of $10.1 million, or $.26 per diluted share, in the third quarter 2004. The weighted average number of shares used in the diluted earnings per share computation was 39.2 million and 39.6 million for the third quarters of 2005 and 2004, respectively.

Back to Contents

Thirty-nine Weeks ended September 25, 2005 Compared to Thirty-nine Weeks ended September 26, 2004

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage Change
	Percentage of Total Revenues		In Dollar Amount

	September 25,	September 26,	Fiscal 2005 vs.
	2005	2004	Fiscal 2004
Thirty-nine weeks ended	(Fiscal 2005)	(Fiscal 2004)

Net Revenues
Security	77.0%	75.7%	11.2%
Labeling services	10.4	9.8	15.9
Retail merchandising	12.6	14.5	(4.8)

Net revenues	100.0	100.0	9.3
Cost of revenues	56.4	54.0	14.2

Total gross profit	43.6	46.0	3.6
Selling, general, and administrative
expenses	33.5	35.6	3.0
Research and development	2.6	4.0	(28.3)
Restructuring expense	1.9	-	-
Legal settlement	–	4.1	N/A

Operating income	5.6	2.3	167.3
Interest income	0.3	0.2	39.9
Interest expense	0.4	1.2	(53.3)
Other gain, net	-	-	N/A

Earnings before income taxes and
minority interest	5.5	1.3	340.8
Income taxes	1.3	0.6	121.5
Minority interest	-	-	3.5

Net earnings from continuing operations	4.2	0.7	539.9
Earnings from discontinued
operations, net of tax	1.0	1.2	(5.4)
Net earnings	5.2	1.9	202.7%

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the first nine months of 2005 compared to the same period in 2004 increased by $45.1 million or 9.3% from $482.5 million to $527.6 million. Foreign currency translation had a positive impact on revenues of approximately $11.1 million or 2.3% in the first nine months of 2005 as compared to the first nine months of 2004.

(dollar amounts in millions)
			Dollar Amount	Percentage
	September 25,	September 26,	Change	Change
	2005	2004	Fiscal 2005	Fiscal 2005
Thirty-nine weeks ended	(Fiscal 2005)	(Fiscal 2004)	vs. Fiscal 2004	Vs. Fiscal 2004

Net Revenues:
Security	$405.9	$365.0	$40.9	11.2%
Labeling Services	55.1	47.5	7.6	15.9
Retail Merchandising	66.6	70.0	(3.4)	(4.8)

Net Revenues	$527.6	$482.5	$45.1	9.3%

Security revenues increased by $40.9 million or 11.2% in the first nine months of 2005 as compared to the first nine months of 2004. Foreign currency translation had a positive impact of approximately $7.6 million or 2.1% over the first nine months of 2004. The remaining increase was primarily due to growth in the US EAS market of $38.0 million. The growth in the US EAS revenues can be primarily attributable to large account chain-wide installations.

Labeling services revenues increased by $7.6 million or 15.9% over last year’s comparable period. The positive impact of foreign currency translation was approximately $0.9 million or 2.0%. The increase is primarily attributable to the European Check-Net® revenues of $6.3 million. The increase in Check-Net® revenues resulted from the increased focus on expanding our customer base resulting from the integrated apparel source tag labels.

Retail merchandising revenues decreased by $3.4 million or 4.8%. The positive impact of foreign currency translation was approximately $2.6 million. The decrease primarily resulted from the decline of HLS revenues in Europe ($2.9 million), due to the continued transition from hand-held price labeling to automated barcoding and scanning by retailers.

Gross Profit

Gross profit for the first nine months of 2005 was $230.2 million, or 43.6% of revenues, compared to $222.1 million, or 46.0% of revenues, for the first nine months of 2004. The benefit of foreign currency translation on gross profit was approximately $4.8 million in the first nine months of 2005 as compared to the first nine months of 2004

Security gross profit, as a percentage of sales, decreased to 43.8% in the first nine months of 2005 from 46.3% in the first nine months of 2004. Security gross profit was negatively impacted by large account chain-wide installations of our EAS products.

Gross profit, as a percentage of net revenues, for labeling services decreased to 32.0% in the first nine months of 2005 from 33.7% in the first nine months of 2004.

The retail merchandising gross profit, as a percentage of net revenues, decreased to 52.0% in the first nine months of 2005 from 52.9% in the first nine months of 2004. This decrease, as a percentage of retail merchandise revenues, was mainly due to a shift in sales mix.

Field service and installation costs for the first nine months of 2005 and 2004 were 11.9% and 10.0% of net revenues, respectively. The increase was due primarily to the large account chain-wide installations of our EAS products.

Back to Contents

Selling, General, and Administrative Expenses

SG&A increased $5.1 million, or 3.0% over the first nine months of 2004. Foreign currency translation increased SG&A expenses by approximately $4.2 million. The remaining increase was due primarily to consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility resulting from the repayment of the term loan and refinancing of the revolving credit facility. SG&A expenses decreased, as a percentage of revenues, to 33.5% in 2005 from 35.6% in 2004.

Research and Development Expenses

Research and development (R&D) costs were $14.0 million, or 2.6% of revenues in the first nine months of 2005 and $19.4 million, or 4.0% in the first nine months of 2004. The decrease in R&D costs primarily resulted from a focused development effort on manufacturing process improvements and application of new technologies.

Restructuring Expenses

Restructuring expenses were $9.8 million in 2005 without a comparable charge in 2004. This charge was composed of $10.7 million related to the initial cost savings initiatives designed to improve sales productivity and the overhead structure in Europe and reduce costs in manufacturing coupled with an impairment of $0.4 million offset, in part, by a $0.8 million of pension curtailment gains associated with the reduction in workforce and a reversal of $0.5 million. Refer to “Provisions for Restructuring” for more information.

Litigation Settlement

In 2004, we reached a settlement agreement in the antitrust, tortious interference and unfair competition lawsuit brought by ID Security Systems Canada Inc. (ID Systems), under which terms we paid $19.95 million.

Interest Income and Interest Expense

Interest expense decreased, in the first nine months of 2005, $3.0 million due to lower debt levels in 2005 in comparison to 2004. There was no significant variance on the interest income compared to last year’s identical period.

Income Taxes

The continuing operations effective tax rate for the first nine months of 2005 was 23.1%, including a $1.0 million reduction in tax reserves. For the first nine months of 2004, the continuing operations effective tax rate was 30.5% excluding the charge related to ID systems settlement.

Earnings from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, for 2005 were $5.3 million compared to $5.6 million in 2004. The 2005 earnings from discontinued operations, net of tax included a $0.7 million goodwill impairment in the US barcode labeling segment.

Net Earnings

Net earnings were $27.6 million, or $.71 per diluted share, in the first nine months 2005 compared to net earnings of $9.1 million, or $.24 per diluted share, in the first nine months 2004. The weighted average number of shares used in the diluted earnings per share computation was 38.9 million and 37.6 million for the first nine months of 2005 and 2004, respectively.

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

As of September 25, 2005, our cash and cash equivalents were $75.3 million compared to $102.7 million as of December 26, 2004. Our operating activities during the first nine months of 2005 used approximately $3.0 million compared to a use of $30.6 million during the first months of 2004. In 2005, our cash from operating activities was impacted negatively by an increase in accounts receivable, a decrease in accounts payable coupled with an increase in inventory. The increase in accounts receivable is due primarily from the large chain-wide rollouts in the second quarter 2005. The decrease in accounts payable and the increase in inventory are primarily seasonal impacts on our business.

We continue to reinvest in the Company through spending in technology and process improvement. In the first nine months of 2005, our expenditures in research and development amounted to $14.0 million. We estimate our expenditures in research and development during the remainder of 2005 will be approximately $5 million.

Our capital expenditures for the first nine months of 2005 totaled $7.8 million, compared to $8.1 million during the first nine months 2004. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $2 million for the remainder 2005.

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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At September 25, 2005, we were in compliance with all of our debt covenants.

As of September 25, 2005, our working capital was $207.3 million compared to $166.9 million as of December 26, 2004. At the end of the third quarter 2005, our percentage of total debt to total stockholders’ equity decreased to 13.8% from 19.2% as of December 26, 2004. As of September 25, 2005, we had available line of credit totaling approximately $109.4 million.

We do not anticipate paying any cash dividends on our common stock in the near future.

Back to Contents

Provisions for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. During the third quarter 2005, we continued this program by finalizing a major social plan for our French subsidiary. In addition, we have committed to a plan to restructure a portion our supply chain staff as we transition our manufacturing to lower cost areas. The total restructuring charge for the 2005 plan was $10.1 million. This included $10.5 million, net of reversals, for severance and other related charges coupled with a $0.4 million impairment of assets associated with the supply chain transition offset, in part, by a $0.8 million pension curtailment gain resulting from the termination of certain employees in Europe. The total employees affected by the restructuring were 312 of which 68 have been terminated. The anticipated total cost is expected to approximate $14 million to $16 million. These terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $10 million to $13 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/25/05

2005

Severance and other
employee-related
charges	$ –	$ 10,668	$ (148)	$ (748)	$ (418)	$ 9,354

	$ –	$ 10,668	$ (148)	$ (748)	$ (418)	$ 9,354

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 25 remaining planned terminations and other actions to be completed by early 2006.

Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million. Upon completion, the annual savings are expected to be approximately $7.5 million.

Back to Contents

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/25/05

2005

Severance and other
employee-related
charges	$ 3,737	$ –	$ (286)	$ (1,544)	$ (306)	$ 1,601
Lease termination costs	906	–	(83)	(99)	(38)	686

	$ 4,643	$ –	$ (369)	$ (1,643)	$ (344)	$ 2,287

Exposure to Foreign Currency

We manufacture products in the US, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, as well as for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.

As of September 25, 2005, we had currency forward exchange contracts totaling approximately $14.7 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

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

Back to Contents

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

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, a FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings, as it applies to the application of SFAS No. 109. The decision process to build the plan may occur in stages, as an enterprise may separately evaluate the provisions of the Act. In the fourth quarter 2005, our chief executive officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate up to $17.2 million. Assuming the full repatriation of $17.2 million, we will record additional income tax expense of $0.4 million. We are evaluating, but have not yet concluded, plans for additional repatriations above the $17.2 million this year.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the SEC) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. Upon adoption, we have two application methods to choose from: the modified-prospective transition approach or the modified-retrospective transition approach. Under the modified-prospective transition method, we would be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under SFAS No. 123. We would follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We have selected to use the Black-Scholes methodology on a prospective basis and believe that the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations will approximate the magnitude of the stock-based employee compensation cost disclosed in Note 1 pursuant to the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

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

Back to Contents

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We will adopt this in fiscal 2006 as required.

In June 2005, FASB released FASB Staff Positions (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations”. The FSP is effective the later of the first reporting period after June 8, 2005 or the date of adoption of the law by the applicable EU-member country. We have adopted this guidance in the second quarter 2005 without material impact on our results of operations.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended September 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All-Tag Security S.A., et al

On June 20, 2005 the United States Court of Appeals for the Federal Circuit reversed and remanded back an April 22, 2004 decision by the District Court for the Eastern District of Pennsylvania granting All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and Sensormatic Electronics Corporation’s motion for summary judgment. The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag and sold by Sensormatic infringed on a patent owned by the Company.

Back to Contents

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby
incorporated by reference to Item 14(a), Exhibit 3(i) of the
Registrant’s 1990 Form 10-K, filed with the SEC on March
	14, 1991	.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby
incorporated by reference to Item 15(c), Exhibit 3.2 of the
Registrant’s 2004 10-K, filed with the SEC on March 11,
	2005	.

Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off,
Chairman of the Board, President and Chief Executive
Officer.

Exhibit 31.2	Rule 13a-a4(a) Certification of W. Craig Burns,
Executive Vice President, Chief Financial Officer and
Treasurer.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ W. Craig Burns	November 4, 2005

W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/s/ Raymond D. Andrews	November 4, 2005

Raymond D. Andrews
Vice President
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