Form 10-K
period 2005-12-25
CHECKPOINT SYSTEMS INC
filed 2006-03-09
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

Commission File No. 1-11257

CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

Pennsylvania	22-1895850
(State of Incorporation)	(IRS Employer Identification No.)

101 Wolf Drive, PO Box 188, Thorofare, New Jersey	08086
(Address of principal executive offices)	(Zip Code)

856-848-1800
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock Purchase Rights	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of June 26, 2005 the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $669,683,000.

As of February 16, 2006, there were 38,812,569 shares of the Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.

FORM 10-K

Table of Contents

Back to Contents

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on June 8, 2006, are incorporated by reference into Part III of this Form 10-K.

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

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide.

Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, we have built the necessary infrastructure to be a single source for identification and shrink management solutions worldwide.

We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for printed tags and labels include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 33 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

In December 2005, Checkpoint announced a definitive agreement to sell its barcode systems business to SATO, a global leader in barcode printing, labeling, and Electronic Product Code (EPC)/Radio Frequency Identification (RFID) solutions. The sale of the businesses was completed in January 2006.

Back to Contents

Products and Offerings

Our products and services are organized into three operating segments: security, labeling services, and retail merchandising. Each group offers an assortment of products and services designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and their respective products and services are described below.

SECURITY

Our largest business is retail security. Our Company’s diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. Our products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities through impulse buying. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS installations. EAS revenues accounted for 58%, 56%, and 59% of our 2005, 2004, and 2003 total revenues, respectively. Systems for closed-circuit television (CCTV), fire and intrusion, and access control also fall within the security business segment. For 2005, 2004, and 2003, the CCTV business represented 17%, 20%, and 16% of our revenues, respectively. No other product group in this segment accounted for as much as 10% of our revenues.

These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to premier retailers around the world. Retail security represents approximately 76% of our business.

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

CCTV, Fire and Intrusion Systems

We offer a broad line of closed-circuit television products providing a high-value systems solution package for retail environments. Our video surveillance solutions, including digital video technology, address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance.

Our fire and intrusion systems provide life safety and property protection, completing the line of loss prevention solutions. In addition to the system installations, we offer a US-based 24-hour Central Station Monitoring Service.

Access Control Systems

In 2005 Checkpoint signed an agreement to divest its Access Control business to better position the company for future growth in its core business segments. This business, which represented less than 1% of our revenues, was divested on December 31, 2005.

RETAIL MERCHANDISING

Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of retailers introducing scanning, our HLS products are serving a declining market. Retail merchandising, which is focused on European and Asian markets represents approximately 13% of our business with no product group in this segment accounting for as much as 10% of our revenues.

Back to Contents

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

Retail Display Systems

Retail display systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, and customer queing systems. These systems are no longer sold in the US as a result of the divesture to SATO.

LABELING SERVICES

Labeling services is our third largest business, generating approximately 11% of our revenues in 2005. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a RFID circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. We support these objectives with our high-quality tag and label production, a global service bureau network (Check-Net®) of e-commerce-enabled capabilities, and EAS and RFID technologies. Increasingly, the market seeks to move toward more sophisticated tag solutions that incorporate RFID components that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers. No product group in this segment accounted for as much as 10% of our revenues.

Check-Net® (Service Bureau)

We operate a global service bureau network of more than 25 locations worldwide which supplies customers with customized retail apparel tags and labels, typically to the manufacturing location. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags.

Check-Net’s® web-enabled capabilities provide on-time, on-demand printing of custom labels with variable data. Our Check-Net® service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers of this caliber in the world.

In addition to our own label integration and service bureau capabilities, we have strategic working relationships with other label integrators.

Intelligent Library Systems

We have established a product line of sophisticated RFID-based intelligent library solutions that offer strong features and benefits compared to competitive offerings. Our Intelligent Library System®, which was released in 1999, is currently installed in more than 150 libraries, primarily in the US.

RFID Tags and Labels

The company launched an initiative to position itself as a quality producer of RFID tags and labels to serve retail and non-retail markets leveraging its high volume, low cost RF circuit production and manufacturing knowledge.

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

Back to Contents

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

To improve profitability, we initiated an evaluation of our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value, and customer focus. This evaluation resulted in the exiting of underperforming businesses including BCS and Access Control and other actions designed to improve sales productivity, reconfigure our manufacturing and supply chain, and rationalize our overhead structure.

Principal Markets and Marketing Strategy

Through our security business segment, we market EAS and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (apparel), libraries, and consumer product manufacturers through our source tagging program.

We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments. Some of our diverse worldwide customers include: Barnes & Noble, Best Buy, Circuit City Stores, CVS/pharmacy, Esprit, GAP/Old Navy, Home Depot, Kohl’s Department Stores, Linens ‘n Things, Sears, Target Corporation, Walgreen Co., and Winn Dixie, Inc. in the USA; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q in the United Kingdom; Alcampo, Carrefour, El Corte Inglés, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarché in France; Metro Group in Germany; Woolworths in Australia; Don Quixote in Japan; and Ahold throughout Europe.

Shoplifting and employee theft are major causes of shrinkage. Data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.

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

We are focused on providing our customers with a wide variety of integrated solutions to help them “Sell More and Lose Less”. These solutions include shrink management, labeling services, and retail merchandising solutions. More specifically, our ongoing marketing strategy includes the following:

•	open new and expand existing retail accounts with new products that will increase penetration with integrated value-added solutions for labeling, security, and merchandising;

•	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

•	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

•	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

•	assist retailers in understanding the benefits and implementation of the new Electronic Product Code (EPC) using RFID technology.

We market our products primarily through:

•	helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

•	ease of integration into the retail environment;

•	serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

•	providing total loss prevention solutions to the retailer;

•	direct sales efforts and targeted trade show participation;

•	superior service and support capabilities; and

•	emphasizing source tagging benefits.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

•	increase installation of EAS equipment on a chain-wide basis with leading retailers around the world;

•	offer integrated tag solutions, including custom tag conversion that addresses the needs of branding, tracking, and loss prevention;

•	assist retailers in promoting source tagging with vendors;

•	broaden penetration of existing accounts by promoting our in-house printing, global service bureau network (Check-Net)®, and labeling solution capabilities;

•	support manufacturers and suppliers to speed implementation;

•	expand RF tag technologies and products to accommodate the needs of the packaging industry; and

•	develop compatibility with EPC/RFID technologies.

Back to Contents

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

We practice concurrent engineering techniques in the design and development of our products involving our customers, engineering, manufacturing, and marketing. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in Puerto Rico for the majority of our sensor product lines. Certain components of sensors are manufactured at our facilities in the Dominican Republic and shipped to Puerto Rico for final assembly. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico (disposable tags), Japan (disposable tags), Germany (disposable tags), the Dominican Republic (reusable tags), and the Netherlands (disposable tags). We sold approximately 3.6 billion disposable tags in 2005 and have the capacity to produce more than 7 billion disposable tags per year. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; and aluminum foil, resins, paper, and ferric chloride solutions for our disposable tags. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

CCTV, Fire and Intrusion Systems

We are primarily an integrator of CCTV, fire and intrusion components manufactured by others. In the US, we use in-house capabilities to assemble products such as the pan/tilt/zoom dome camera and other products such as the Advanced Public View (APV) CCTV system. The software component of the system is added during product assembly at our operational facilities.

Labeling Services and Retail Merchandising

We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the US, and Malaysia. Local production facilities are also situated in Hong Kong, and Spain. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. Our facilities in the Netherlands and in the US manufacture labels and tags for laser overprinting, thermal labels. HLS labels are also manufactured in the US. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

DISTRIBUTION

For our major product lines, we principally sell our products to end customers using our direct sales force of more than 450 sales people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, will be broadened and expanded to include more product lines as we focus on improved sales productivity.

Electronic Article Surveillance

We sell our EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, we market our EAS products through our own sales personnel and independent representatives. During 2005, 95% of total US EAS revenues were generated by our own sales personnel.

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 18 European countries and in Argentina, Australia, Brazil, Canada, Dominican Republic, Hong Kong, India, Japan, Malaysia, Mexico, and New Zealand.

Foreign distributors sell our products to both the retail and library markets. Pursuant to written distribution agreements, we generally appoint an independent distributor as an exclusive distributor for a specified term and for a specified territory.

Back to Contents

CCTV, Fire and Intrusion Systems

We market CCTV systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the US through a direct sales force.

Labeling Services and Retail Merchandising

We have customers worldwide in the labeling services and retail merchandising businesses. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY (Do-It-Yourself), department stores, and apparel retailers.

Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products or, if the complexity or size of the business demands, a dedicated business specialist.

Backlog

Our backlog of orders was approximately $57.0 million at December 25, 2005 compared to approximately $63.0 million at December 26, 2004. We anticipate that substantially all of the backlog at the end of 2005 will be delivered during 2006. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

In addition to Arthur D. Little, Inc., we have two principal license agreements covering our EAS products, including Allied Signal, Inc. (now Metglas, Inc.) as licensor for EM tags and Miyake as licensor for RF tags. These licenses expire in 2006 and 2014, respectively. The Allied Signal, Inc. (now Metglas, Inc.) license agreement expires upon expiration of the patent held by Metglas, Inc.

We also license technologies relating to certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by us to be material.

RFID System Solutions

On February 12, 1997, we entered into a ten-year joint research and development agreement with Mitsubishi Materials for RFID applications. The agreement provides for cross licensing of certain RFID applications during the term and for five years following the termination of the agreement.

Labeling Services and Retail Merchandising

We focus our in-house development efforts on product areas where we believe we can achieve and sustain a competitive cost and positioning advantage, and where delivery service is critical. We also develop and maintain technological expertise in areas that are believed to be important for new product development in our principal business areas. We have a base of technology expertise in the printing, electronics, and software areas and are particularly focused on EAS and labeling capabilities to support the development of higher value-added labels.

Competition

Electronic Article Surveillance

Currently, EAS systems are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd., through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and engineered products and services. Tyco’s 2005 revenues were approximately $39.7 billion.

Back to Contents

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

CCTV, Fire and Intrusion Systems

Our CCTV, fire and intrusion products, which are sold domestically through our Checkpoint Security Systems Group subsidiary and internationally through our international sales subsidiaries, compete primarily with similar products offered by Pelco and Tyco. We compete based on our superior service and believe that our offerings provide our retail and non-retail customers with distinct system features.

Global Labeling Services

We sell our labeling services, including tags and labels, to the retail market. Major competitors for our label products are Avery Dennison and Paxar. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.

Retail Merchandising

We face no single competitor across our entire retail merchandising product range or across all international markets. HL Display is our strongest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey, Hallo, Paxar, and Prix.

Other Matters

Research and Development

We expended approximately $18.8 million, $28.5 million, and $15.6 million, in research and development activities during 2005, 2004, and 2003, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. We believe that our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products. We continue to assess acquisitions of related businesses or products consistent with our overall product and marketing strategies.

We continue to develop and expand our product lines with improvements in disposable tag performance, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration.

Employees

As of December 25, 2005, we had 3,955 employees, including seven executive officers, 108 employees engaged in research and development activities, and 599 employees engaged in sales and marketing activities. In the United States, 11 of our employees are represented by a union. In Europe, we believe that approximately 800 of our employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 25, 2005, and total assets as of December 25, 2005, December 26, 2004, and December 28, 2003, is provided in Note 20 to the Consolidated Financial Statements.

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

Back to Contents

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

Executive Officers of the Company

The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position on

George W. Off	59	3 years	Chairman of the Board Directors, President and Chief Executive Officer since June 2002
W. Craig Burns	46	10 years	Executive Vice President, Chief Financial Officer and Treasurer since March 2001
John E. Davies, Jr.	48	14 years	President of Asia Pacific and Latin America since June 2004
David C. Donnan	50	2 years	President of North America since July 2004
Per H. Levin	48	11 years	President of Europe since June 2004
John R. Van Zile	53	2 years	Senior Vice President, General Counsel and Secretary since June 2003
Raymond Andrews	52	1 year	Vice President, Chief Accounting Officer since August 2005

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

Mr. Davies was appointed President, Asia Pacific and Latin America in June 2004. Mr. Davies was Executive Vice President, General Manager, Americas and Asia Pacific from March 2003 until June 2004, Executive Vice President, Sales and Marketing USA, Americas, Asia Pacific from August 2002 until March 2003, Executive Vice President, Worldwide Operations from March 2002 to August 2002 and Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.

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

Back to Contents

Mr. Andrews has been Vice President, Chief Accounting Officer since August 2005. He previously served as Controller of INVISTA S.a'r.l., a subsidiary of Koch Industries, where he oversaw the company's accounting operations in North and South America, Europe and Asia. Prior to the acquisition by Koch Industries, Mr. Andrews was Director of Accounting Operations of INVISTA Inc. From 1998 to 2002, Mr. Andrews served as Controller for DuPont Pharmaceuticals Company and then Bristol-Myers Squibb Pharma Company, a subsidiary of Bristol-Myers Squibb, when that company acquired DuPont Pharmaceuticals in 2001. Prior to being appointed Controller, he held positions of increasing responsibility at DuPont Merck Pharmaceutical Company and the DuPont Company. Mr. Andrews is a Certified Public Accountant.

Item 1A.	RISK FACTORS RELATED TO OUR BUSINESS

The following risk factors, among other possible factors, could cause actual results to differ materially from historical or anticipated results:

(1)	changes in international business conditions;

We are a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. Our international operations account for approximately 63% of our revenues. Our results of operations could be affected by material adverse changes in foreign economic conditions generally or in markets served.

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

Back to Contents
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

(12)	changes in regulations or standards applicable to our products; and

Our EAS products are subject to FCC regulation and equivalent regulatory oversight in Europe. While we continually monitor potential changes, any change could affect our ability to compete in that market.

(13)	the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits.

We are in the process of taking actions to rationalize our field service, improve our sales productivity, reduce our general and administrative expenses, and reconfigure our manufacturing and supply chain operations. In addition, the BCS business was highly integrated in 24 countries and a significant transition will be required by the divestiture. While we will monitor the progress, our ability to execute the changes to these areas could have an impact on future revenues and profits.

Item 2.	PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 25, 2005, we owned or leased approximately 2.2 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. Our principal manufacturing facilities are located in the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, and the USA. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

Back to Contents

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

On October 18, 2002, The United States District Court, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to below. In addition, the Medi-Care Pharmacy, Inc. case, referred to below, will be voluntarily dismissed, and it has been re-filed in New Jersey and is included in the Stay Order. As a result of the settlement of the litigation with ID Security Systems Canada Inc. described above, an application can be made to the Court to dissolve the Stay Order at this time.

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time. A status hearing is scheduled for March 26, 2006.

All-Tag Security S.A., et al.

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company's Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for September 2006. The original US application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

Back to Contents

Item 4.	SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of stockholders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

	Market Price Per Share
	High	Low

Fiscal year ended December 25, 2005
First Quarter	$19.35	$15.14
Second Quarter	$18.11	$15.49
Third Quarter	$23.83	$16.91
Fourth Quarter	$25.43	$21.40

Fiscal year ended December 26, 2004
First Quarter	$22.45	$17.70
Second Quarter	$19.39	$15.35
Third Quarter	$18.40	$15.00
Fourth Quarter	$19.07	$14.38

Holders of Record

As of February 16, 2005, there were 872 record holders of our common stock.

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

Issuer Purchases of Equity Securities

There have been no stock repurchases of our common stock since 1998.

Equity Compensation Plans

The following table sets forth our shares authorized for issuance under our equity compensation plans at December 25, 2005:

	Equity compensation plans approved by shareholders		Equity compensation plans not approved by shareholders		Total

Number of securities to be issued upon exercise of outstanding options	3,493,361	(1)	200,000	(2)	3,693,361
Weighted average exercise price of outstanding options	$15.56		$17.74		$15.68
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected above)	2,721,970		—		2,721,970

(1)	Includes Stock Options and performance based restricted stock units.

(2)	Inducement options granted to the current President of North America in connection with his hire.

On July 1, 2004, we adopted a stand-alone inducement stock option plan, which authorized the issuance of options to purchase up to 200,000 shares of our common stock to the President of North America in connection with his hire. The non-qualified stock options vest over a three-year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of December 26, 2005, there are no options available for grant under this plan.

Back to Contents
ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	Dec. 25,		Dec. 26,		Dec. 28,		Dec. 29,		Dec. 30,
Year ended	2005		2004		2003		2002		2001

	(dollar amounts are in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA
Net revenues	$721,018		$671,558		$616,866		$535,804		$546,468
Earnings from continuing operations before income taxes	$42,370		$20,861		$29,832		$23,209		$(754)
Income taxes	$10,970		$3,515		$10,235		$10,686		$1,501
Earnings from continuing operations	$31,297		$17,256		$19,494		$12,441		$(2,479)
Discontinued operations, net of tax	$8,108		$(37,448)		$9,659		$9,596		$9,114
Cumulative effect of change in accounting principle, net of tax	$—		$—		$—		$(72,861)		$—
Net earnings (loss)	$39,405	(1)	$(20,192	)(2)	$29,153	(3)	$(50,824	)(4)	$6,635 (5)
Earnings (loss) per share from continuing
operations before cumulative effect of change in
accounting principle:
Basic	$.82		$.47		$.59		$.39		$(.08)
Diluted	$.80		$.46		$.58		$.38		$(.08)
Net earnings (loss) per share:
Basic	$1.03		$(.55)		$.88		$(1.57)		$.21
Diluted	$1.01		$(.54)		$.86		$(1.55)		$.21

Depreciation and amortization	$22,730		$26,538		$31,320		$30,993		$43,936

(1)	Includes a $12.6 million ($8.5 million, net of tax) restructuring charge, a $1.4 million ($1.4 million, net of tax) asset impairment charge, a $1.6 million reversal of a prior period tax accrual, $2.0 million of additional tax expense related to our tax restructuring and dividend repatriation under the American Jobs Creation Act, and a $0.7 million ($0.7 million, net of tax) goodwill impairment charge.

(2)	Includes a $34.7 million ($34.7 million, net of tax) goodwill impairment, a $20.0 million ($13.0 million, net of tax) litigation settlement, $16.7 million ($10.3 million, net of tax) asset impairment, and a $3.0 million ($2.0 million, net of tax) restructuring charge reversal.

(3)	Includes a $7.5 million ($5.0 million, net of tax) restructuring charge, a $1.5 million ($1.0 million, net of tax) asset impairment, and a $0.3 million ($0.2 million, net of tax) restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.

(4)	Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) “Goodwill and Other Intangible Assets,” a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a $1.7 million restructuring charge reversal (net of tax), as a result of changes in estimates.

(5)	Includes an $11.1 million ($8.2 million, net of tax) restructuring charge, a $7.5 million ($5.3 million, net of tax) asset impairment, and a $0.2 million ($0.1 million, net of tax) restructuring charge reversal.

Back to Contents

SELECTED FINANCIAL DATA (continued)

	Dec. 25,	Dec. 26,	Dec. 28,	Dec. 29,	Dec. 30,
	2005	2004	2003	2002	2001

	(dollar amounts are in thousands)
AT YEAR END
Working capital	$209,526	$166,912	$76,890	$108,535	$129,963
Total debt	$37,130	$72,767	$145,791	$209,325	$293,511
Stockholders’ equity	$398,322	$378,763	$323,290	$221,704	$240,263
Total assets	$736,368	$766,948	$773,322	$679,770	$752,653
FOR THE YEAR ENDED
Capital expenditures	$10,846	$11,342	$12,714	$7,449	$9,572
Cash provided by operating activities	$46,230	$23,748	$101,790	$110,041	$102,830
Cash used in investing activities	$(8,521)	$(10,338)	$(11,698)	$(7,018)	$(20,886)
Cash used in financing activities	$(19,895)	$(24,971)	$(39,191)	$(95,506)	$(64,633)
RATIOS
Return on net sales (a)	5.47%	(3.01%)	4.73%	(7.95%)	1.01%
Return on average equity (b)	10.14%	(5.75%)	10.70%	(22.00%)	2.78%
Return on average assets (c)	5.24%	(2.62%)	4.01%	(7.10%)	.82%
Current ratio (d)	2.01	1.71	1.26	1.57	1.71
Percent of total debt to capital (e)	8.53%	16.12%	31.08%	48.56%	54.99%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

	Dec. 25,	Dec. 26,		Dec. 28,		Dec. 29,		Dec. 30,
	2005	2004		2003		2002		2001

	(amounts are in thousands, except employee data)
Other Information

Weighted average number of shares
Outstanding – diluted	39,075	37,604	(1)	33,747	(2)	32,785	(3)	31,736	(4)
Number of employees	3,955	4,260		4,042		3,930		4,108
Backlog	$ 56,982	$63,026		$52,703		$38,955		$40,100

(1)	Includes 2,187 common shares from the assumed conversion of the subordinated debentures.

(2)	Excludes 6,189 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

(3)	Excludes 6,528 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

(4)	Excludes 6,528 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Back to Contents
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”

Overview

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 33 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

On December 22, 2005, the Company entered into an agreement with SATO for the sale of the global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic ® businesses which are included in our Retail Merchandising Segment (“the disposal group”). In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are accounting for the disposal group as discontinued operations. On January 30, 2006, we completed the sale transaction for the disposal group and as a result will record, in the first quarter of 2006, a pretax gain on sale of approximately $1 to $2 million.

The businesses included in the disposal group were highly integrated into the operations in many of our countries. In accordance with the guidance of SFAS 144, discontinued operations only includes revenues and expenses that are directly attributable to the businesses included in the disposal group. As a result, discontinued operations do not include any allocations for general and administrative expenses. It also does not include selling and marketing expenses for shared staff that will continue with the Company after the sale of the business. For the year ended 2005, the combined businesses in the disposal group had revenues of $98.1 million with a gross margin of 27.4%. Selling, general and administrative directly attributable to the disposal group were $13.9 million or 14.2 % of revenue. The earnings reported for discontinued operations, net of tax, were $8.1 million.

To respond to the lower revenue base resulting from the sale of the disposal group and improve our operating margins, we have been taking action and are continuing to develop plans to rationalize the selling, general, and administrative structure that is not part of the disposal group. The two major cost savings initiatives are focused on our European region, where the BCS businesses were highly integrated into 17 countries, and on our global supply chain.

European cost reduction initiatives are focused on improving sales productivity by making better use of indirect sales channels and streamlining our field service operations. In certain regions of Europe, we are also using shared service centers to centralize our accounting and customer service operations.

For the global supply chain, we are currently conducting an evaluation to improve manufacturing operations, supply chain operations, and sourcing of materials. As a result, we will be moving our EAS electronics manufacturing from Puerto Rico to the Dominican Republic during the first half of 2006. We have also closed our UK labeling plant and consolidated those operations into our main Service Bureau in Terborg, Netherlands.

We are currently evaluating changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could have an impact on the recoverability of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.

Back to Contents

As a direct result of these detailed plans, employee headcount is down by 305 or 7% since the end of 2004. This was accomplished through restructuring and attrition. We would expect these actions to generate approximately $17 million to $19 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006. The sale of the BCS businesses on January 30, 2006 resulted in an additional reduction of 374 employees. While the actions we are taking may negatively impact sales and profits in the short term, we believe they will yield a positive, long-term impact on operating margins.

Net revenue for year-ended 2005 was $721.0 million, a 7.4% increase over the comparable period in 2004. Foreign currency translation had a positive impact on revenue of approximately 0.7%. The increase in sales for fiscal 2005 was primarily attributable to new large chain-wide EAS roll-outs in the US. Large account rollout activity is a part of the business that can make year over year comparisons difficult. The large chain-wide EAS installations in 2005 will present difficult comparables for 2006, but they will provide for an associated increase in recurring EAS label volumes.

The net earnings for the year-ended 2005 were $39.4 million compared to a loss of $20.2 million in 2004. Our results reflect benefits of large customer installation activity and cost savings initiatives offset, in part, by restructuring and impairment charges totaling $9.9 million, net of tax. The prior year was impacted by an impairment charge of $45.0 million, net of tax and a legal settlement of $13.0 million, net of tax.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Note 1 of the Notes to consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.

Specifically, these policies have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an on-going basis, we evaluate our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Senior management reviews the development and selection of our Company’s accounting policies and estimates with the Audit Committee. The critical accounting policies have been consistently applied throughout the accompanying financial statements.

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

Back to Contents

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is determined based upon our estimates of future undiscounted cash flows. If the carrying value is determined to be not recoverable an impairment charge would be necessary to reduce the recorded value of the assets to their fair value. The fair value of the long-lived assets other than goodwill is based upon appraisals, quoted market prices of similar assets, or discounted cash flows. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans, and anticipated future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the present value of projected future cash flows of each reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its present value of the projected future cash flows, then the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The fair value of goodwill is based upon our estimate of future discounted cash flows and other factors. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods. It is possible that future declines in retail merchandising revenues may lead to future impairments of the goodwill associated with this segment. (See Notes 1 and 5 of the Consolidated Financial Statements.)

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of recoverability of certain of the deferred tax assets, which arise from temporary differences between tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdictions and tax planning strategies. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made. (See Note 13 of the Consolidated Financial Statements.)

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the US and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period.

Back to Contents

Pension Plans. We have various unfunded pension plans outside the US. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in discount rates of 0.25% would have a $0.3 million effect on pension expense.

Liquidity and Capital Resources

Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

Our operating activities during fiscal 2005 generated cash of approximately $46.2 million compared to approximately $23.7 million during 2004. In 2005, our cash generated from operating activities was impacted by higher earnings offset, in part, by an increase in other current assets, accounts receivable and inventory. The increase in other current assets is primarily attributable to an increase in our current tax receivable. The 2005 increase in accounts receivable and inventory are due primarily from higher revenue during the second half of 2005 compared to 2004. Our percentage of total debt to stockholders’ equity in 2005 decreased to 9.3% from 19.2%.

We continue to reinvest in the Company through our investment in our technology and process improvement. In 2005, our investment in research and development including discontinued operations amounted to $19.2 million, a decrease of 34% over the $29.0 million in 2004. These amounts are reflected in the cash generated from operations as we expense our research and development as it is incurred. In 2006, we anticipate spending of approximately $18.0 million on research and development.

Our capital expenditures during fiscal 2005 totaled $10.8 million, compared to $11.3 million during fiscal 2004. We anticipate capital expenditures used primarily to upgrade technology and improve our production capabilities to approximate $15.0 million in 2006.

We have various unfunded pension plans outside the USA. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2005, we made payments to employees covered under these plans of $3.6 million. Our funding expectation for 2006 is $3.8 million. We believe our current cash position, cash generated from operations, and availability under our revolving line of credit will be adequate to fund these requirements. The contractual obligation table details our anticipated funding requirements related to pension obligations for the next 10 years.

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility. In connection with the new credit facility, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. On December 25, 2005, we had ¥1.6 billion ($13.6 million) and €10 million ($11.9 million) outstanding under this facility. Our available line of credit under this agreement is $123.0 million.

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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At December 25, 2005, we were in compliance with all of our debt covenants.

At December 24, 2004, we had a $375.0 million senior collateralized multi-currency credit facility. The credit facility included a $275.0 million equivalent multi-currency term note and a $100.0 million equivalent multi-currency revolving line of credit. Interest on the facility reset monthly and was based on the Eurocurrency base rate plus an applicable margin. This facility was replaced in March 2005 by the $150 million unsecured credit facility described above.

Back to Contents

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividend in the near future.

Management believes that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability under the $150.0 million revolving credit facility, and cash generated from future operations.

Off-Balance Sheet Arrangements

We do not utilize any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Our primary off-balance arrangements are operating leases. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $47.8 million as of December 25, 2005. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 25, 2005 are summarized below:

	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Contractual Obligation

	(dollar amounts in thousands)
Long-term debt(1)	$27,462	$489	$978	$25,995	$—
Operating leases	47,762	15,359	19,955	9,310	3,138
Pension obligations(2)	40,221	3,374	7,059	7,418	22,370
Capital leases	14,803	1,423	2,403	1,726	9,251

Total contractual cash obligations	$130,248	$20,645	$30,395	$44,449	$34,759

	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial Commitments

	(dollar amounts in thousands)
Standby letters of credit	$1,526	$1,526	$—	$—	$—
Surety bonds	1,722	1,101	621	—	—

Total commercial commitments	$3,248	$2,627	$621	$—	$—

(1)	Includes interest payments through maturity of $2,041.

(2)	Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2005 and include benefits attributable to estimated future employee service of current employees.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2005, excluding the curtailment gain, increased $0.1 million to $5.4 million from $5.3 million in 2004.

We review our pension assumptions annually. Our assumptions for the year-end December 25, 2005 were a discount rate of 4.25%, an expected return of 3.75% and an expected rate of increase in future compensation of 2.50%. In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 4.25% for 2005 and 5.00% for 2004. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.75% long-term rate of return on asset assumption for both 2005 and 2004.

As of December 25, 2005 and December 26, 2004, the net unrecognized actuarial loss related to pensions was $14.5 million and $8.7 million, respectively. The primary component of the unrecognized loss is attributable to changes in the discount rate as the bond yields have decreased. Unrecognized actuarial losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 13 years. The impact of recognizing the actuarial losses on 2005, 2004 and 2003 pension expense are $0.2 million, $0.1 million, and $0.1 million, respectively.

Back to Contents

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.

As of December 25, 2005, we had currency forward exchange contracts totaling approximately $16.4 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

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

Provision for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. These actions included the implementation of a cost reduction plan designed to improve our sales productivity and to consolidate certain administrative functions in Europe. During the third and fourth quarters 2005, we continued this program by finalizing an agreement with our labor unions in our French and German subsidiaries. In addition, we have committed to a plan to restructure a portion our supply chain staff as we transition our manufacturing to lower cost areas. The total restructuring charge for the 2005 plan was $13.6 million. This included $16.0 million, net of reversals, for severance and other related charges offset, in part, by a $0.7 million pension curtailment gain resulting from the termination of certain employees in Europe and a gain on sale of a building of $1.7 million. The total employees affected by the restructuring were 335 of which 180 have been terminated as of the end of fiscal 2005. The anticipated total cost of the severance is expected to approximate $17 million to $19 million, of which $16 million has been incurred and $5.4 million has been paid. The remaining terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination. The total annual savings are anticipated to approximate $17 million to $19 million.

The fiscal 2005 restructuring accrual activity was as follows:

(dollar amounts are in thousands)

			Charge
	Accrual at	Charged	Reversed		Exchange	Accrual
	Beginning	to	to	Cash	Rate	at
	of Year	Earnings	Earnings	Payments	Changes	12/25/05

Severance and other employee-related charges	$—	$16,911	$(957)	$(5,357)	$(476)	$10,121

	$—	$16,911	$(957)	$(5,357)	$(476)	$10,121

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 15 remaining planned terminations and other actions to be completed by end of 2006. Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million. Upon completion, the annual savings are expected to be approximately $7.5 million.

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

Back to Contents

The $2.6 million reversal was due primarily to natural employee attrition, adjustments for positions scheduled to be eliminated, employees leaving for less than reserved and Company management retaining certain positions previously scheduled to leave. Employee attrition is composed of two components (1) employees who left the Company prior to notice being given and (2) employees who transferred into different positions which became available during the year, allowing us to eliminate the position without the anticipated severance. The adjustments for positions scheduled to be eliminated was due primarily to substitution of different employees in similar positions which resulted in less required severance accrual and certain employees opting for early retirement.

The 2005 and 2004 restructuring accrual activity for this plan was as follows:

(dollar amounts are in thousands)

				Charge
	Accrual at		Charged	Reversed		Exchange	Accrual
	Beginning		to	to	Cash	Rate	at End of
	of Year	(2)	Earnings	Earnings	Payments	Changes	Year	(1)

2005

Severance and other employee-related charges	$3,737		$31	$(931)	$(1,572)	$(322)	$943
Lease termination costs	906		—	(82)	(112)	(61)	651

	$4,643		$31	$(1,013)	$(1,684)	$(383)	$1,594

				Charge
	Accrual at		Charged	Reversed		Exchange	Accrual
	Beginning		to	to	Cash	Rate	at End of
	of Year	(3)	Earnings	Earnings	Payments	Changes	Year	(2)

2004

Severance and other employee-related charges	$8,878		$—	$(2,622)	$(2,830)	$311	$3,737
Lease termination costs	1,295		—	(394)	(292)	297	906

	$10,173		$—	$(3,016)	$(3,122)	$608	$4,643

(1) Includes restructuring prior to 2003 of $866, of which $651 relates to lease termination costs.
(2) Includes restructuring prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(3) Includes restructuring prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.

Goodwill and Asset Impairments

In September 2005, we classified our barcode labeling businesses and US Hand-held labeling and Turn-O-Matic ® businesses as held for sale. In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, we allocated goodwill of the reporting units in the Labeling Services and Retail Merchandising Segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments effected by the disposal group and determined that there was a $0.7 million impairment in the US barcode labeling disposal group in our Labeling Services Segment. This impairment was recorded in discontinued operations on the consolidated statement of operations in the third quarter 2005.

In 2005, we recorded a $1.4 million impairment related to fixed assets in our supply chain. The charge consisted of $1.0 million related to the write down of our manufacturing facility in Japan and $0.4 million related to assets in our Puerto Rico manufacturing facility. These impairments were recorded in asset impairments on the consolidated statement of operations.

Back to Contents

In 2004, in accordance with the provisions of SFAS 142, we performed an impairment test which indicated the book value of our US and European labeling services reporting units exceeded their estimated fair values and goodwill impairment had occurred. In addition, as a result of the goodwill analysis we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144. We concluded the book values of certain asset groupings within these two reporting units were higher than their expected undiscounted future cash flows and determined the long-lived assets were not fully recoverable. Accordingly, we have recognized a non-cash impairment charge of $51.4 million ($45.0 million, net of tax) in the fourth quarter 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairment, intangible asset impairments, and fixed asset impairments, respectively. The fair value of the long-lived assets was estimated using the value of similar assets and a discounted cash flow technique. These 2004 charges were recorded to asset impairments ($2.0 million) and discontinued operations ($49.4 million or $43.8 million, net of tax) on the consolidated statement of operations.

Results of Operations

(All comparisons are with the previous year, unless otherwise stated.)

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2005, 2004, and 2003, approximately 43%, 41%, and 42%, respectively, of our net revenues were attributable to sales of disposable tags, custom and stock labels, and service to our installed base of customers.

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

Back to Contents

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

				Percentage Change
	Percentage of Total Revenues			In Dollar Amount

	December 25,	December 26,	December 28,	Fiscal 2005	Fiscal 2004
	2005	2004	2003	vs.	vs.
Year ended	(Fiscal 2005)	(Fiscal 2004)	(Fiscal 2003)	Fiscal 2004	Fiscal 2003

Net revenues

Security	76.7%	75.8%	75.4%	8.5%	9.5%
Labeling services	10.7	9.8	10.1	16.8	5.5
Retail merchandising	12.6	14.4	14.5	(5.3)	7.8

Net revenues	100.0	100.0	100.0	7.4	8.9

Cost of revenues	56.5	53.9	54.8	12.7	7.0

Total gross profit	43.5	46.1	45.2	1.1	11.2

Selling, general, and administrative expenses	33.0	35.2	35.1	0.5	9.2
Research and development	2.6	4.2	2.5	(34.1)	83.3
Goodwill impairments	—	—	—	—	—
Asset impairments	0.2	0.3	0.2	(29.1)	30.6
Restructuring expenses	1.7	(0.4)	1.2	N/A	N/A
Legal settlement	—	3.0	—	N/A	—

Operating income	6.0	3.9	6.2	65.1	(31.6)

Interest income	0.3	0.2	0.2	49.2	5.4
Interest expense	0.4	1.0	1.8	(59.3)	(37.0)
Other (loss) gain, net	—	—	0.2	N/A	(83.4)

Earnings from continuing operations before income taxes and minority interest	5.9	3.1	4.8	N/A	(30.1)

Income taxes	1.5	0.5	1.6	N/A	N/A
Minority interest	—	—	—	14.4	(12.6)

Earnings from continuing operations	4.4	2.6	3.2	84.4	(11.5)
Earnings (loss) from discontinued operations, net of tax	1.1	(5.6)	1.5	N/A	N/A

Net earnings (loss)	5.5%	(3.0)%	4.7%	N/A %	N/A %

N/A – Comparative percentages are not meaningful.

Back to Contents

Fiscal 2005 compared to Fiscal 2004 Net Revenues

During 2005, revenues increased by $49.4 million or 7.4% from $671.6 million to $721.0 million. Foreign currency translation had a positive impact on revenues of $4.8 million for the full year of 2005.
Year ended	December 25, 2005 (Fiscal 2005)	December 26, 2004 (Fiscal 2004)	Dollar Amount Change Fiscal 2005 vs. Fiscal 2004	Percentage Change Fiscal 2005 vs. Fiscal 2004

(dollar amounts in millions)
Net revenues:
Security	$552.8	$509.3	$43.5	8.5%
Labeling Services	76.9	65.9	11.0	16.8
Retail Merchandising	91.3	96.4	(5.1)	(5.3)

Net revenues	$721.0	$671.6	$49.4	7.4%

Security revenues increased by $43.5 million or 8.5% in 2005 compared to 2004. The positive impact of foreign currency translation was $3.4 million. The remaining increase was primarily due to growth in the EAS revenues in the US and European markets ($38.3 million and $7.1 million, respectively), partially offset by a decline in the US and International Americas CCTV revenues ($4.8 million and $3.0 million, respectively). The growth in the US and European EAS revenues can be primarily attributed to large account chain-wide installations, whereas the decrease in the CCTV revenues is primarily connected with large one-time installations that took place in fiscal 2004, which did not repeat in fiscal 2005.

Labeling services revenues increased by $11.0 million or 16.8% over last year. The positive impact of foreign currency translation was approximately $0.2 million. The remaining increase was primarily due to increased Check-Net® revenues in Europe and US of $7.3 million and $1.0 million, respectively, coupled with an increase in the Intelligent Library Systems (ILS) revenues in the US and Asia Pacific of $2.2 million and $0.5 million, respectively. The increase in Check-Net® revenues resulted from the increased focus on expanding our customer base and it is mainly attributable to the growth of our integrated apparel source tag labels revenues.

Retail merchandising revenues decreased by $5.1 million or 5.3% in 2005 compared to 2004. The positive impact of foreign currency translation was approximately $1.2 million. The net decrease was due primarily to a decline of the HLS revenues in Europe of approximately $3.7 million. This decline was due to difficult retail trading environment and the continued transition by retailers from hand-held price labeling to automated barcoding and scanning.

Gross Profit

The principal elements comprising cost of revenues are product cost, field service and installation cost, and royalties paid to third parties. In 2005, as a percentage of net revenues, these three elements represent 44.4%, 11.6%, and 0.6%, respectively.

During 2005, gross profit increased by $3.5 million or 1.1% from $309.9 million to $313.4 million. The benefit of foreign currency translation on gross profit was approximately $1.8 million. The gross profit, as a percentage of net revenues, decreased from 46.1% to 43.5%.

Security gross profit, as a percentage of net revenues, decreased from 46.3% in 2004 to 43.5% in 2005 and was negatively impacted by increased field service costs resulting from large account chain-wide installations of our EAS products.

Gross profit, as a percentage of net revenues, for labeling services decreased from 34.3% in 2004 to 31.8% in 2005. The decrease in gross profit, as a percentage of labeling revenues, resulted primarily from lower gross margins on the labels used in our ILS product line in the US.

The retail merchandising gross profit, as a percentage of revenues, decreased to 53.1% in 2005 from 53.6% in 2004. This decrease, as a percentage of retail merchandising revenues, was mainly due to a shift in sales mix.

For fiscal years 2005 and 2004, field service and installation costs were 11.6% and 10.2% of net revenues, respectively. The increase was due primarily to an increase in fees from subcontractors, as a result of installation activities related to large chain-wide installations of our EAS products.

Selling, General, and Administrative Expenses

During 2005, selling, general, and administrative expenses increased $1.2 million or 0.5% over 2004. Foreign currency translation increased selling, general, and administrative expenses by approximately $2.0 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 33.0% in fiscal 2005 from 35.2% in 2004. This decrease resulted primarily from reduction in sales and marketing expenses as a percentage of revenue.

Back to Contents

Research and Development Expenses

Research and development (R&D) costs represent 2.6% of revenues in 2005 and 4.2% in 2004. The decrease in R&D costs primarily resulted from a focused development effort on manufacturing process improvements and application of new technologies.

Asset Impairments

In 2005, we recorded a $1.4 million impairment of fixed assets associated with our supply chain in Puerto Rico and Japan. For details refer to the “Goodwill and Asset Impairments” section.

In 2004, we recorded a $2.0 million impairment of intangible assets and fixed assets associated with our US and European reporting units in our labeling segment detailed in the “Goodwill and Asset Impairments” section.

Restructuring Expenses

Restructuring expenses were $12.6 million in 2005 compared to a $3.0 million reversal in 2004. The current year expense and the prior year reversal are detailed in the “provisions for restructuring” section.

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

Interest Income and Interest Expense

Interest expense for 2005 decreased by $4.1 million compared to 2004 due primarily to lower debt levels. Interest income in 2005 increased by $0.8 million compared to 2004.

Other (Loss) Gain, net

Other (loss) gain, net resulted from net foreign currency transaction losses of $(0.2) million and gains of $0.2 million for 2005 and 2004, respectively.

Income Taxes

The tax rate on continuing operations was 25.9%. Included in the current year provision was $2.0 million additional tax costs associated with the repatriation of earnings under the Homeland Investment Act and a change in tax rates on deferred taxes created by a tax restructuring offset by $1.6 million adjustments of prior period accruals for tax liabilities (see Note 13). The 2004 tax rate on continuing operations was 16.8%.

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

Earning from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, for 2005 increased to $8.1 million from a loss of $37.4 million in 2004. The 2005 earnings from discontinued operations, net of tax, include a $0.7 million goodwill impairment in the US barcode labeling segment, whereas the loss from discontinued operations in 2004, net of tax, include impairment of goodwill, intangible assets, and fixed assets of approximately $43.8 million, connected with our US and European barcode systems businesses.

Net Earnings

Net earnings were $39.4 million, or $1.01 per diluted share in 2005 compared to net losses of $20.2 million, or $0.54 per diluted share in 2004. The weighted average number of shares used in the diluted earnings per share computation was 39.1 million and 37.6 million for fiscal years 2005 and 2004, respectively.

Back to Contents

Fiscal 2004 compared to Fiscal 2003

Net Revenues

During 2004, revenues increased by $54.7 million or 8.9% from $616.9 million to $671.6 million. Foreign currency translation had a positive impact on revenues of $36.3 million for the full year of 2004.
Year ended	December 26,	December 28,	Dollar Amount	Percentage Change
	2004	2003	Change Fiscal 2004	Fiscal 2004
	(Fiscal 2004)	(Fiscal 2003)	vs. Fiscal 2003	vs. Fiscal 2003

(dollar amounts in millions)
Net revenues:
Security	$509.3	$465.1	$44.2	9.5%
Labeling Services	65.9	62.4	3.5	5.6
Retail Merchandising	96.4	89.4	7.0	7.8

Net revenues	$671.6	$616.9	$54.7	8.9%

Security revenues increased by $44.2 million or 9.5% in 2004 compared to 2003. The positive impact of foreign currency translation was $24.6 million. The increase in service revenues was primarily due to growth in the US CCTV and EAS markets ($26.5 million and $5.0 million, respectively) as well as in Asia Pacific and International Americas CCTV markets ($4.4 million combined), partially offset by a decline in the European EAS revenues of approximately $17.4 million. The growth in the US CCTV revenues can be primarily attributed to the continued focus on expanding our customer base by offering enhanced products and applications. The decrease in Europe is attributable to a soft economic environment.

Labeling services revenues increased by $3.5 million or 5.5%. The increase was attributable to the $3.4 million positive impact of foreign currency translation.

Retail merchandising revenues increased by $7.0 million or 7.8% in 2004 compared to 2003. The positive impact of foreign currency translation was approximately $8.3 million. The net decrease primarily resulted from the decline of European HLS revenues of approximately $3.9 million, partially offset by an increase in the European Retail Merchandising Systems (RMS) revenues of approximately $2.4 million. The decrease in the HLS revenues was a result of the continued transition by retailers from hand-held price labeling to automated barcoding and scanning.

Gross Profit

The principal elements comprising cost of revenues are product cost, field service and installation cost, and royalties paid to third parties. In 2004, as a percentage of net revenues, these three elements represent 43.1%, 10.2%, and 0.6%, respectively.

During 2004, gross profit increased $31.2 million or 11.2% from $278.7 million to $309.9 million. The benefit of foreign currency translation on gross profit was approximately $16.3 million. The gross profit, as a percentage of net revenues, increased from 45.2% to 46.1%.

Security gross profit, as a percentage of net revenues, increased from 45.7% in 2003 to 46.3% in 2004, resulting from improvements in manufacturing efficiencies and the benefits of the weakening US dollar on products sourced in US dollars but sold in different currency countries.

Gross profit, as a percentage of net revenues, for labeling services increased from 31.0% in 2003 to 34.3% in 2004. The increase in gross profit percentage was principally due to increase in Check-Net® margins in Europe and Asia Pacific.

The retail merchandising gross profit, as a percentage of revenues, increased to 53.6% in 2004 from 52.4% in 2003. The increase was principally due to the increase of HLS gross profit in Asia Pacific.

For fiscal years 2004 and 2003, field service and installation costs were 10.2% and 9.7% of net revenues, respectively. The increase was due primarily due to higher subcontractor fees, stemming from large chain-wide installations of our EAS and CCTV products.

For fiscal years 2004 and 2003 royalty expenses were 0.6% and 0.8% of net revenues, respectively. The decrease is primarily attributable to the expiration of certain royalty agreements in some countries where we operate.

Selling, General, and Administrative Expenses

During 2004, SG&A expenses increased $20.0 million or 9.2% over 2003. Foreign currency translation increased SG&A expenses by approximately $12.7 million. The remaining increase resulted from higher expenses in sales, finance, and administration. The increase in sales expense was related to an increase in sales force. The increase in finance and administration related to compliance with legal regulations associated with the Sarbanes-Oxley Act. SG&A expenses, as a percentage of revenues, increased from 35.1% to 35.2%.

Back to Contents

Research and Development Expenses

Research and development (R&D) costs represent 4.2% of revenues in 2004 against 2.5% in 2003. Foreign currency translation increased R&D expenses by approximately $0.9 million. The increase is attributable to the spending on advanced technologies aimed at expanding the functionality of our current RF-EAS products and developing the compatibility of RF-EAS and RFID further.

Asset Impairments

In 2004, we recorded a $2.0 million impairment of intangible assets, and fixed assets associated with our US and European reporting units in our labeling segment that is detailed in the “Goodwill and Asset Impairments” section.

In 2003, we recorded asset impairment charge of $1.5 million. The impairment charge consists of a further $1.1 million write-down of a manufacturing facility in Japan and a $0.4 million write-down of equipment in Puerto Rico.

Restructuring Expenses

Restructuring expenses reflected a $3.0 million reversal in 2004 compared to a $7.1 million charge in 2003. The current year reversal is detailed in the “provisions for restructuring” section.

In 2003, we recorded $5.3 million of severance charges related to the shared services initiative being implemented in Europe and a restructuring charge of $1.8 million related to the manufacturing cost initiative.

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

Income Taxes

The 2004 tax rate on continuing operations was 16.8%. The 2003 tax rate on continuing operations was 34.3%

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

Earning from Discontinued Operations, Net of Tax

Losses from discontinued operations, net of tax, for 2004 were $37.4 million compared to earnings from discontinued operations, net of tax, for 2003 of $9.7 million. The 2004 earnings from discontinued operations, net of tax, include impairment of goodwill, intangible assets, and fixed assets of approximately $43.8 million, connected with our US and European locations.

Net (Loss) Earnings

Our net loss for 2004 was $20.2 million, or $0.54 per diluted share, compared to net earnings of $29.2 million, or $0.86 per diluted share, in 2003. The weighted average number of shares used in the diluted earnings per share computation was 37.6 million and 33.7 million for fiscal years 2004 and 2003, respectively.

Back to Contents

Other Matters

New Accounting Pronouncements and Other Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for our first quarter 2006. We will adopt this guidance in our first quarter 2006 without material impact on our consolidated financial statements.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the performance of specific activities, including wage levels. The FASB also concluded that the special deduction should be considered when measuring deferred taxes and assessing a valuation allowance. For 2005, we did not record a special deduction related to Qualified Production Activities.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, an FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In the fourth quarter 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act. We repatriated $14 million under this Act which resulted in an additional income tax expense of $0.4 million.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. We will adopt SFAS 123R using the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.

Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net earnings and basic and diluted earnings per share. For Fiscal 2006 stock-based compensations, total stock-based compensation expense is estimated to be approximately $6.0 million. In developing this stock-based compensation estimate, we utilized assumptions, including projected stock option and restricted stock unit grants, expected life, and volatility estimates. As of December 25, 2005, the total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $4.1 million. These amounts will be recognized over an average period of 2 years and are included in the fiscal 2006 stock-based compensation expense estimate above.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this guidance in our first quarter 2006 without material impact on our consolidated financial statements.

Back to Contents

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We will adopt this in fiscal 2006 as required.

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

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 25, 2005, all third party borrowings were in the functional currency of the subsidiary borrower.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent an even net (liability) asset position as of December 25, 2005 and $(0.4) million as of December 26, 2004, respectively. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 25, 2005, a 10% strengthening of the US dollar versus other currencies would result in an increase of $1.1 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.1 million.

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

Back to Contents
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Checkpoint Systems, Inc.:

We have completed integrated audits of Checkpoint Systems, Inc.’s consolidated financial statements for the years ended December 25, 2005 and December 26, 2004 and of its internal control over financial reporting as of December 25, 2005, and an audit of its consolidated financial statements for the year ended December 28, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Back to Contents

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 9, 2006

Back to Contents

CHECKPOINT SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
	December 25,	December 26,
	2005	2004

	(amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,223	$102,694
Accounts receivable, net of allowance of $11,823 and $ 12,647	138,871	157,337
Inventories	79,528	92,844
Other current assets	38,344	29,991
Deferred income taxes	11,747	17,716
Assets of discontinued operations held for sale	34,254	—

Total Current Assets	415,967	400,582

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,699	4,507
PROPERTY, PLANT, AND EQUIPMENT, net	72,377	91,442
GOODWILL	165,313	191,305
OTHER INTANGIBLES, net	33,263	39,975
DEFERRED INCOME TAXES	31,509	20,064
OTHER ASSETS	13,240	19,073

TOTAL ASSETS	$736,368	$766,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$1,776	$24,940
Accounts payable	61,006	65,436
Accrued compensation and related taxes	34,547	39,789
Other accrued expenses	27,294	28,850
Income taxes	25,567	21,645
Unearned revenues	22,047	27,640
Restructuring reserve	11,715	4,643
Other current liabilities	16,031	20,727
Liabilities of discontinued operations held for sale	6,458	—

Total Current Liabilities	206,441	233,670

LONG-TERM DEBT, LESS CURRENT MATURITIES	35,354	47,827
ACCRUED PENSIONS	71,194	77,666
OTHER LONG-TERM LIABILITIES	4,349	6,240
DEFERRED INCOME TAXES	19,588	21,657
MINORITY INTEREST	1,120	1,125
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 40,737,110 and 39,841,134	4,073	3,984
Additional capital	326,950	309,503
Retained earnings	112,635	73,230
Common stock in treasury, at cost, 2,035,912 shares and 2,041,519 shares	(20,621)	(20,678)
Accumulated other comprehensive (loss) income	(24,715)	12,724

TOTAL STOCKHOLDERS’ EQUITY	398,322	378,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,368	$766,948

See notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	December 25,	December 26,	December 28,
Year ended	2005	2004	2003

	(dollar amounts in thousands, except per share data)
Net revenues	$721,018	$671,558	$616,866
Cost of revenues	407,581	361,640	338,133

Gross profit	313,437	309,918	278,733

Selling, general, and administrative expenses	237,654	236,436	216,441
Research and development	18,790	28,525	15,558
Asset impairments	1,396	1,968	1,507
Restructuring expenses	12,570	(3,016)	7,125
Litigation settlement	—	19,950	—

Operating income	43,027	26,055	38,102
Interest income	2,338	1,567	1,487
Interest expense	2,844	6,980	11,076
Other (loss) gain, net	(151)	219	1,319

Earnings from continuing operations before income taxes and minority interest	42,370	20,861	29,832
Income taxes	10,970	3,515	10,235
Minority interest	103	90	103

Earnings from continuing operations	31,297	17,256	19,494
Earnings (loss) from discontinued operations, net of tax of $3,820, ($1,692), and $ 4,925	8,108	(37,448)	9,659

Net earnings (loss)	$39,405	$(20,192)	$29,153

Basic Earnings (Loss) Per Share:
Earnings from continuing operations	$.82	$.47	$.59
Earnings (loss) from discontinued operations, net of tax	.21	(1.02)	.29

Basic Earnings (Loss) Per Share	$1.03	$(.55)	$.88

Diluted Earnings (Loss) Per Share:
Earnings from continuing operations	$.80	$.46	$.58
Earnings (loss) from discontinued operations, net of tax	.21	(1.00)	.28

Diluted Earnings (Loss) Per Share	$1.01	$(.54)	$.86

See notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Capital		Treasury Stock			Total Stockholders’ Equity
				Retained Earnings
	Shares	Amount			Shares	Amount

	(dollar amounts in thousands)

Balance, Dec. 29, 2002	39,039	$3,904	$263,386	$64,269	6,356	$(64,379)	$(45,476)	$221,704

Net earnings				29,153				29,153
Exercise of stock options and related tax benefit	440	44	4,996					5,040
Net gain on interest rate swap							238	238
Treasury stock issued upon conversion of subordinated debentures			14,147		(1,715)	17,376		31,523
Foreign currency translation adjustment							35,632	35,632

Balance, Dec. 28, 2003	39,479	3,948	282,529	93,422	4,641	(47,003)	(9,606)	323,290
Net loss				(20,192)				(20,192)
Exercise of stock options and related tax benefit	362	36	4,663					4,699
Net gain on interest rate swap							826	826
Treasury stock issued upon conversion of subordinated debentures			22,311		(2,599)	26,325		48,636
Minimum pension liability adjustment, net of tax							(2,521)	(2,521)
Foreign currency translation adjustment							24,025	24,025

Balance, Dec. 26, 2004	39,841	3,984	309,503	73,230	2,042	(20,678)	12,724	378,763
Net earnings				39,405				39,405
Exercise of stock options and related tax benefit	871	86	13,448					13,534
Stock compensation expense			788					788
Deferred compensation plan	25	3	3,211		(6)	57		3,271
Minimum pension liability adjustment, net of tax							(3,840)	(3,840)
Foreign currency translation adjustment							(33,599)	(33,599)

Balance, Dec. 25, 2005	40,737	$4,073	$326,950	$112,635	2,036	$(20,621)	$(24,715)	$398,322

See notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	December 25,	December 26,	December 28,
Year ended	2005	2004	2003

	(dollar amounts in thousands)

Net earnings (loss)	$39,405	$(20,192)	$29,153
Net gain on interest rate swap, net of tax	—	826	238
Minimum pension liability, net of tax	(3,840)	(2,521)	—
Foreign currency translation adjustment	(33,599)	24,025	35,632

Comprehensive income	$1,966	$2,138	$65,023

See notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	December 25,	December 26,	December 28,
Year ended	2005	2004	2003

	(dollars amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$39,405	$(20,192)	$29,153
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	22,730	26,538	31,320
Deferred taxes	(4,917)	(5,836)	(3,907)
Stock-based compensation	788	—	—
Provision for losses on accounts receivable	2,574	1,673	3,121
(Gain) loss on disposal of fixed assets	(1,627)	139	(4)
Impairments of goodwill and long-lived assets	2,060	51,444	1,465
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(8,316)	(8,938)	12,655
Inventories	(4,860)	(7,090)	7,271
Other current assets	(10,553)	4,210	(8,460)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(1,844)	870	11,054
Income taxes	2,454	(11,227)	5,164
Unearned revenues	(2,791)	(1,381)	(916)
Restructuring reserve	7,932	(6,138)	3,988
Other current and accrued liabilities	3,195	(324)	9,886

Net cash provided by operating activities	46,230	23,748	101,790

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(10,846)	(11,342)	(12,714)
Acquisitions of businesses, net of cash acquired	(2,026)	(155)	—
Other investing activities	4,351	1,159	1,016

Net cash used in investing activities	(8,521)	(10,338)	(11,698)

Cash flows from financing activities:
Proceeds from stock issuances	11,356	3,950	4,572
Net change in short-term debt	—	(92)	(1,553)
Proceeds of long-term debt	51,776	25,000	—
Payment of long-term debt	(83,027)	(53,829)	(42,210)

Net cash used in financing activities	(19,895)	(24,971)	(39,191)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(7,285)	3,879	4,805

Net increase (decrease) in cash and cash equivalents	10,529	(7,682)	55,706
Cash and cash equivalents:
Beginning of year	102,694	110,376	54,670

End of year	$113,223	$102,694	$110,376

See notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We also market closed-circuit television (CCTV) systems primarily to help retailers prevent losses caused by theft of merchandise, as well as electronic access control systems (EAC) for commercial and industrial applications. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 33 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2005, 2004, and 2003, are for the 52 weeks ended December 25, 2005, December 26, 2004, and December 28, 2003, respectively.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements and related footnotes to conform to the 2005 presentation. During 2005, we recorded discontinued operations on our consolidated financial statements. As a result, the consolidated statements of operations for fiscal 2004 and fiscal 2003 have been reclassified to conform to this presentation.

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

Back to Contents

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

Goodwill

Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective December 31, 2001 (fiscal year 2002), goodwill is no longer being amortized. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We perform our annual assessment as of fiscal month end October each fiscal year. Refer to Note 5.

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

Other Assets

Included in other assets are $3.3 million and $7.1 million of net long-term customer-based receivables at December 25, 2005 and December 26, 2004, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized over the life of the debt. The net deferred financing costs at December 25, 2005 and December 26, 2004 were $0.7 million and $1.4 million, respectively. Amortization expense was $1.3 million, $1.5 million, and $2.0 million, for 2005, 2004, and 2003, respectively.

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

Back to Contents

Shipping and Handling Fees and Costs

Shipping and handling fees are accounted for in net revenues and shipping and handling costs in cost of revenues.

Cost of Revenues

The principal elements of cost of revenues are product cost, field service and installation cost, freight, and product royalties paid to third parties.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions. The following table sets forth the movement in the warranty reserve:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Balance at beginning of year	$5,171	$4,591
Accruals for warranties issued	3,784	1,671
Accruals related to pre-existing warranties, including changes in estimate	—	51

Total accruals	3,784	1,722
Settlement made	(3,404)	(1,326)
Foreign currency translation adjustment	(340)	184

Balance at end of year	$5,211	$5,171

Royalty Expense

Royalty expenses related to security products approximated $4.3 million, $4.2 million, and $4.8 million, in 2005, 2004, and 2003, respectively. These expenses are included as part of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock Options

At December 25, 2005, we have two stock-based employee compensation plans, which are described more fully in Note 8. SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Since all options were granted at market value, there is no compensation cost to be recognized for stock options. During 2005, we issued performance based restricted stock units (RSUs) under our long-term incentive plan. These RSUs were expensed under the intrinsic method using variable accounting. The total expense for 2005 was $0.4 million.

Back to Contents

Had compensation cost for our stock option plans been determined based upon the fair value at the grant date using the Black Scholes option pricing model, our net earnings (loss) and net earnings (loss) per share would approximate the pro-forma amounts as follows:

	December 25,	December 26,	December 28,
	2005	2004	2003

	(dollar amounts in thousands)
Net earnings (loss), as reported	$39,405	$(20,192)	$29,153
Add: Stock-based compensation recorded under the intrinsic method, net of tax	271	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,124)	(2,564)	(2,732)

Pro forma net earnings (loss)	$37,552	$(22,756)	$26,421
Net earnings (loss) per share:
Basic:
As reported	$1.03	$(.55)	$.88
Pro forma	$.98	$(.62)	$.80

Diluted:
As reported	$1.01	$(.54)	$.82
Pro forma	$.95	$(.61)	$.78

The following assumptions were used in the estimation of the fair value on the stock options:

	December 25,	December 26,	December 28,
Year ended	2005	2004	2003

Dividend yield	None	None	None
Expected volatility	.3209	.261	.270
Risk-free interest rates	2.8% - 4.6%	2.9%	3.3%
Expected life (in years)	3.4	3.2	3.2

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

Accounting for Foreign Currency Translation and Transactions

Our balance sheet accounts of foreign subsidiaries are translated into US dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of our foreign subsidiaries are translated into US dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. In addition, gains or losses on long-term inter-company transactions are excluded from the net earnings (loss) and accumulated in the aforementioned translation adjustment as a separate component of consolidated shareholders’ equity. All other foreign currency transaction gains and losses are included in net earnings (loss).

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

We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. We had no interest rate hedges in 2005. No ineffectiveness occurred during fiscal years 2003 to 2004.

Back to Contents

New Accounting Pronouncements and Other Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This pronouncement will be effective for our first quarter 2006. We will adopt this guidance in our first quarter 2006 without material impact on our consolidated financial statements.

On December 21, 2004, the FASB issued “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, a FASB Staff Position (FSP) that provides guidance on the application of SFAS No. 109 to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109, whereby the deduction is contingent upon the performance of specific activities, including wage levels. The FASB also concluded that the special deduction should be considered when measuring deferred taxes and assessing a valuation allowance. For 2005, we did not record a special deduction related to Qualified Production Activities.

On December 21, 2004, the FASB issued “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, an FSP that provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. In the fourth quarter 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act. We repatriated $14 million under this Act which resulted in an additional income tax expense of $0.4 million.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. In accordance with the SEC announcement, we will adopt SFAS No. 123R effective for our first quarter 2006 beginning December 26, 2005. We will adopt SFAS 123R using the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested.

Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net earnings and basic and diluted earnings per share. For fiscal 2006 stock-based compensations, total stock-based compensation expense is estimated to be approximately $6.0 million. In developing this stock-based compensation estimate, we utilized assumptions, including projected stock option and restricted stock unit grants, expected life, and volatility estimates. As of December 25, 2005, the total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $4.1 million. These amounts will be recognized over an average period of 2 years and are included in the fiscal 2006 stock-based compensation expense estimate above.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this guidance in our first quarter 2006 without material impact on our consolidated financial statements.

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

On February 3, 2004, we made a $2.5 million minority investment in Goliath Solutions, which is considered a variable interest entity (VIE). Goliath Solutions is a start-up developer of RFID-based technology for point-of-purchase advertising and display compliance monitoring in the grocery, chain-drug, mass merchandise, and convenience store channels of trade. Management determined that we were the primary beneficiary and therefore consolidated Goliath Solutions’ assets, liabilities, and results of operations in our consolidated financial statements. The creditors (or beneficial interest holders) of Goliath Solutions have no recourse to the general credit of the Company. Our investment in Goliath Solutions of approximately $2.5 million represented our maximum exposure to loss.

On October 6, 2004, Goliath Solutions received an additional investment from a party unrelated to us. As a result of this investment, we reevaluated our status as the primary beneficiary in accordance with Financial Interpretation Number FIN 46(R) and determined we were no longer the primary beneficiary. Accordingly, we deconsolidated Goliath Solutions on a prospective basis and applied the equity method to the investment in Goliath Solutions and notes receivable. In applying the equity method, our investment in Goliath Solutions was reduced to zero and the notes receivable was reduced to $0.4 million, due to the losses incurred during the year. The loss of $2.1 million related to Goliath Solutions prior to deconsolidation will remain in our consolidated statement of operations. We do not expect to collect the balance of the receivable investment and therefore an allowance for the entire amount has been made in accordance with SFAS 114 “Accounting by Creditors for Impairment of a Loan.” A loss of $0.4 million for the allowance has been recorded in our consolidated statement of operations for the year ended December 26, 2004, which, combined with the losses recorded on our consolidated financial statements prior to the deconsolidation of Goliath Solutions, represent the maximum exposure of the investment. We have no commitments to further funding related to our investment in Goliath Solutions.

Back to Contents
Note 3.	INVENTORIES

Inventories consist of the following:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Raw materials	$10,643	$12,689
Work-in-process	4,351	4,025
Finished goods	64,534	76,130

Total	$79,528	$92,844

Note 4.	REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Revenue equipment on operating lease
Equipment rented to customers	$48,536	$46,815
Accumulated depreciation	(43,837)	(42,308)

Total Revenue equipment on operating lease	$4,699	$4,507

Property, plant, and equipment
Land	$8,045	$11,089
Buildings	56,441	76,224
Machinery and equipment	108,558	189,467
Leasehold improvements	10,546	11,423
Construction in progress	4,846	6,235

	188,436	294,438
Accumulated depreciation	(116,059)	(202,996)

Total Property, Plant, and Equipment	$72,377	$91,442

Property, plant, and equipment under capital lease had gross values of $15.9 million and $17.6 million and accumulated depreciation of $6.7 million and $5.6 million, as of December 25, 2005 and December 26, 2004, respectively.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $18.0 million, $23.0 million, and $23.9 million, for 2005, 2004, and 2003, respectively.

In 2005, we recorded a $1.4 million impairment related to fixed assets in our supply chain. The charge consisted of $1.0 million related to the write down of our manufacturing facility in Japan and $0.4 million related to assets in our Puerto Rico manufacturing facility. These impairments were recorded in asset impairments on the consolidated statement of operations.

During the 2004 annual goodwill impairment review, two of our reporting units were determined to have insufficient cash flows to support their carrying value. This required us to test the long-lived assets of those reporting units for impairment. As disclosed in Note 1, we performed the test for recoverability using undiscounted cash flows and determined that long-lived assets were not fully recoverable. As a result in 2004, we recorded a $3.9 million impairment and related charge for certain property, plant and equipment in our US and European labeling services reporting units. The impairment charge represented the excess of the carrying amount of the assets over the fair value of the assets. The fair value for the long-lived assets was estimated using prices of similar asset groups. These charges were recorded in asset impairments ($1.7 million) and earning (loss) from discontinued operations ($2.2 million or $1.3 million, net of tax) on the consolidated statements of operations.

Back to Contents
Note 5.	GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $33.3 million, and $40.0 million as of December 25, 2005 and December 26, 2004, respectively.

The following table reflects the components of intangible assets as of December 25, 2005 and December 26, 2004:

		2005		2004

	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

	(dollar amounts in thousands)
Customer lists	20	$29,093	$18,822	$33,555	$20,955
Trade name	30	26,106	11,936	30,350	13,127
Patents, license agreements	5 to 14	36,978	28,561	40,140	30,644
Other	3 to 6	902	497	1,096	440

Total		$93,079	$59,816	$105,141	$65,166

We recorded $3.4 million, $3.9 million, and $6.2 million of amortization expense for 2005, 2004, and 2003, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts
in thousands)

2006	$3,269
2007	$3,204
2008	$3,068
2009	$2,974
2010	$2,620

The changes in the carrying amount of goodwill for the 24 months ended December 25, 2005, are as follows:

		Labeling	Retail
	Security	Services	Merchandising	Total

	(dollar amounts in thousands)
Balance as of December 28, 2003	$106,095	$38,433	$67,678	$212,206
Acquired during the year	593	—	—	593
Impairment	—	(34,696)	—	(34,696)
Translation adjustment and other	7,549	207	5,446	13,202

Balance as of December 26, 2004	114,237	3,944	73,124	191,305
Acquired during the year	760	—	—	760
Impairment	—	(664)	—	(664)
Translation adjustment and other	(13,699)	(1,555)	(9,358)	(24,612)
Discontinued operations	—	(1,335)	(141)	(1,476)

Balance as of December 25, 2005	$101,298	$390	$63,625	$165,313

In September 2005, we classified our barcode labeling businesses and US Hand-held labeling and Turn-O-Matic® businesses as held for sale. In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, we allocated goodwill of the reporting units in the Labeling Services and Retail Merchandising Segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments effected by the disposal group and determined that there was a $0.7 million impairment in the US barcode labeling disposal group in our Labeling Services Segment. This impairment was recorded in discontinued operations on the consolidated statement of operations.

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

Back to Contents

In the fourth quarter of 2004, we performed an assessment of the carrying value of goodwill utilizing a discounted cash flow analysis. This assessment indicated the book value of our US and European labeling services reporting units exceeded their estimated fair value and a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144 (discussed in Note 4). We concluded the book values of certain asset groupings within these two reporting units were higher than their estimated fair values resulting in an impairment charge. The estimated fair value was determined from prices of similar assets and discounted cash flows. Accordingly, we have recognized non-cash impairment charges of $51.4 million ($45.0 million, net of tax) in 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairments, intangible asset impairments, and fixed asset impairments, respectively. In developing the discounted cash flow analysis for these segments, we incorporated the 2004 decline, excluding the benefits of foreign exchange, related to the increased economic pressures and difficult market conditions. These factors resulted in lower growth expectations for the reporting units and triggered the impairment. These 2004 charges were recorded to asset impairments ($2.0 million) and discontinued operations ($49.4 million or $43.8 million, net of tax) on the consolidated statement of operations.

We perform our annual assessment as of fiscal month end October each fiscal year. The 2005 and 2003 annual assessments did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense. It is possible that future declines in retail merchandising revenues and profitability may lead to future impairments of the goodwill associated with this segment.

Note 6.	SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 25, 2005 and at December 26, 2004 consisted of the following:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Overdraft facilities and lines of credit with interest rates raging from 1.38% to 1.50%(1)	$858	$965
Current portion of long-term debt	918	23,975

Total short-term borrowings and current portion of long-term debt	$1,776	$24,940

(1)	The weighted average interest rate for 2005 and 2004 was 1.44%.

As of December 25, 2005, the ¥800 million ($6.9 million) short-term revolving loan facility had an outstanding balance of ¥100 million ($0.9 million) and availability of ¥700 million ($6.0 million).

Note 7.	LONG-TERM DEBT

Long-term debt at December 25, 2005 and December 26, 2004 consisted of the following:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Senior secured credit facility:
€244 million variable interest rate term loan maturing in 2006	$—	$30,625
$100 million multi-currency variable interest rate revolving credit facility maturing in 2006	—	27,893
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	25,421	—
€9.5 million capital lease maturing in 2021	9,590	11,330
€2.7 million capital lease maturing in 2007	831	1,404
Other capital leases with maturities through 2006	430	550

Total(1)	36,272	71,802
Less current portion	918	23,975

Total long-term portion	$35,354	$47,827

(1)	The weighted average interest rates for 2005 and 2004 were 3.16% and 4.55%, respectively.

Back to Contents

On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. On December 25, 2005, we had ¥1.6 billion ($13.6 million) and €10 million ($11.9 million) outstanding under this facility. Our available line of credit under this agreement is $123.0 million. Our availability under this facility was reduced by letters of credit totaling $1.5 million.

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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of December 25, 2005, we were in compliance with all covenants.

The aggregate maturities on all long-term debt (including current portion) are:

		Capital	Total
	Debt	Leases	Debt

	(dollar amounts in thousands)
2006	$—	$918	$918
2007	—	960	960
2008	—	585	585
2009	—	493	493
2010	25,421	507	25,928
Thereafter	—	7,388	7,388

Total	$25,421	$10,851	$36,272

Note 8.	STOCK OPTIONS

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The shares available under the 2004 Plan are the shares which would have been available under the 1992 Stock Option Plan (1992 Plan) of approximately 3,500,000. All cancellations and forfeitures related to share awards outstanding under the 1992 Plan will be added back to the available for grant of the 2004 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock awards, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan. The Committee at its discretion will determine the terms and conditions of each award. For all issuances under the 2004 Plan, the awards vest over a three year period and expire not more than 10 years from date of grant. As of December 25, 2005, there were 2,721,970 shares available for grant.

During 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible officers. The number of shares for these awards vary based on the performance of the Company’s operating income and operating margin. These awards cliff vest at the end of fiscal 2007. The final value of these awards will be determined by the stock price at the end of the vesting period and the number of shares earned. The value of these awards is charged ratably to compensation expense over the vesting period with periodic adjustments to account for fluctuations in market price or changes in anticipated award amounts. As of December 25, 2005, $0.4 million was charged to compensation expense and the total unamortized expense was $1.5 million. The maximum RSUs under this initial grant are 154,000 units and the weighted average price for these RSUs was $17.87 per share.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 25, 2005, there were no shares available for grant.

Back to Contents

All of the options outstanding at December 25, 2005 were issued pursuant to the guides of the 1992 Plan. Stock options granted prior to July 1, 1997 were vested upon grant. In July 1997, the Committee modified the vesting provisions contained in the 1992 Plan so that all options issued on or after July 23, 1997, to persons other than non-employee directors under the Plan, shall vest over a three year period.

On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to the President of North America in connection with his hire. The non-qualified stock options vest over a three year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of December 25, 2005, there are no shares available for grant.

The following schedules summarize stock option activity and status:

Stock option transactions for our stock option plans are summarized as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — beginning of year	3,964,645	$15.02	3,347,591	$13.23	3,810,203	$13.94
Granted	789,000	17.01	1,076,000	18.75	938,500	11.37
Exercised	(870,739)	13.04	(361,727)	10.92	(439,901)	10.39
Cancelled	(189,545)	19.66	(97,219)	9.82	(961,211)	15.45

Outstanding — end of year	3,693,361	$15.68	3,964,645	$15.02	3,347,591	$13.23

Options exercisable at year end	2,501,152	$14.91	2,353,571	$14.12	1,944,470	$14.53
Weighted average estimated fair value of options granted		$4.99		$5.34		$3.13

Following is a summary of stock options outstanding as of December 25, 2005:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at Dec. 25,	Contractual	Exercise	at Dec. 25,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price

$7.25 to $ 10.99	955,402	6.12	$9.89	934,070	$9.90
$11.00 to $ 16.93	954,816	6.59	14.13	802,435	14.04
$16.94 to $ 19.49	1,459,643	8.77	18.07	447,147	18.60
$19.50 to $ 28.38	323,500	1.22	26.55	317,500	26.61

$7.25 to $ 28.38	3,693,361	6.86	$15.68	2,501,152	$14.91

Note 9.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2005, 2004, and 2003, included payments for interest of $3.7 million, $6.1 million, and $11.5 million, and income taxes of $29.8 million, $14.6 million, and $15.5 million, respectively.

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

Note 10.	STOCKHOLDERS’ EQUITY

In March 1997, our Board of Directors adopted a new Shareholder’s Rights Plan (1997 Plan). The Rights under the 1997 Plan attached to the common shares of the Company as of March 24, 1997. The Rights are designed to ensure all Company shareholders fair and equal treatment in the event of a proposed takeover of the Company, and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all shareholders a fair price.

The Rights are exercisable only as a result of certain actions of an acquiring person. Initially, upon payment of the exercise price (currently $100.00), each Right will be exercisable for one share of common stock. Upon the occurrence of certain events each Right will entitle its holder (other than the acquiring person) to purchase a number of our or an acquiring person’s common shares having a market value of twice the Right’s exercise price. The Rights expire on March 10, 2007.

Back to Contents

The components of accumulated other comprehensive income (loss) at December 25, 2005 and at December 26, 2004 are as follows:

	2005	2004

	(dollar amounts in thousands)
Minimum pension liability adjustment, net of tax	$(6,361)	$(2,521)
Foreign currency translation adjustment	(18,354)	15,245

Total	$(24,715)	$12,724

Note 11.	EARNINGS PER SHARE

For fiscal years 2005, 2004, and 2003, basic earnings (loss) per share are based on net earnings divided by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share assume conversion of convertible subordinated debentures and the dilutive effects of stock options. Adjustments for the convertible subordinated debentures were anti-dilutive in fiscal 2004 and 2003, and therefore excluded from the computation of diluted EPS; the convertible subordinated debentures were retired as of the end of fiscal 2004 and will not effect future calculations. Options to purchase 422,586, 1,214,000, and 932,000 shares of common stock were outstanding at December 25, 2005, December 26, 2004, and December 28, 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market prices of the common shares on such dates.

The following schedule presents the calculation of basic and diluted earnings per share for net earnings (loss) from change in accounting principle:

	December 25,	December 26,	December 28,
	2005	2004	2003

	(amounts in thousands, except per share data)
Basic earnings available to common stockholders:

Net earnings available to common stockholders from continuing operations	$31,297	$17,256	$19,494

Diluted earnings available to common stockholders from continuing operations	$31,297	$17,256	$19,494

Shares:
Weighted average number of common shares outstanding	38,072	36,823	33,142
Shares issuable under deferred compensation agreements	157	—	—

Basic weighted average number of common shares outstanding	38,229	36,823	33,142
Common shares assumed upon exercise of stock options	832	781	605
Shares issuable under deferred compensation arrangements	14	—	—

Dilutive weighted average number of common shares outstanding	39,075	37,604	33,747

Basic Earnings (Loss) per Share:
Earnings from continuing operations	$.82	$.47	$.59
Earnings from discontinued operations, net of tax	$.21	$(1.02)	$.29

Basic earnings (loss) per share	$1.03	$(.55)	$.88

Diluted Earnings (Loss) per Share:
Earnings from continuing operations	$.80	$.46	$.58
Earnings from discontinued operations, net of tax	$.21	$(1.00)	$.28

Diluted earnings (loss) per share	$1.01	$(.54)	$.86

Back to Contents
Note 12.	DISCONTINUED OPERATIONS

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

On January 30, 2006, we completed the sale of these businesses. For further information refer to Note 22 “Subsequent Events”.

The Company’s discontinued operations reflect the operating results for the disposal group. The results for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 have been reclassified to show the results of operations for the barcode labeling systems and US hand-held labeling and Turn-O-Matic ® businesses as discontinued operations. Below is a summary of these results:

(dollar amounts in thousands)
	December 25,	December 26,	December 28,
	2005	2004	2003

Net revenue	$98,118	$107,121	$106,396
Gross profit	26,908	27,682	31,578
Selling, general, & administrative expense	13,901	16,909	16,692
Operating income	11,928	(39,140)	14,584
Earnings (loss) from discontinued operations before income taxes	11,928	(39,140)	14,584

Earnings (loss) from discontinued operations, net of tax	$8,108	$(37,448)	$9,659

Back to Contents

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets and liabilities of discontinued operations held for sale. As of December 25, 2005 the classification was as follows:

(dollar amounts in thousands)
December 25, 2005

Accounts receivables, net	$16,191
Inventories	10,421
Property, plant and equipment - net	3,366
Goodwill	1,476
Other intangibles, net	932
Deferred income taxes	1,551
Other assets	317

Assets of discontinued operation held for sale	$34,254

Accrued compensation and related taxes	$1,271
Other accrued expenses	233
Accrued pensions	3,861
Deferred income taxes	312
Other liabilities	781

Liabilities of discontinued operation held for sale	$6,458

Note 13.	INCOME TAXES

The domestic and foreign components of earnings (loss) from continuing operations before income taxes and minority interest are:

	2005	2004	2003

	(dollar amounts in thousands)
Domestic(1)	$24,877	$5,950	$10,119
Foreign	17,493	14,911	19,713

Total	$42,370	$20,861	$29,832

(1)	The domestic component includes the earnings of our operations in Puerto Rico.

The related provisions for income taxes consist of:

	2005	2004	2003

	(dollar amounts in thousands)
Currently payable
Federal	$6,292	$(223)	$1,604
State	921	454	638
Puerto Rico	(636)	423	694
Foreign	9,310	2,763	10,865

Total currently payable	15,887	3,417	13,801
Deferred
Federal	(1,370)	(1,226)	(1,508)
State	—	—	—
Puerto Rico	171	(235)	667
Foreign	(3,718)	1,559	(2,725)

Total deferred	(4,917)	98	(3,566)

Total Provision	$10,970	$3,515	$10,235

Back to Contents

Deferred tax assets/liabilities at December 25, 2005 and December 26, 2004 consist of:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Inventory	$5,956	$7,802
Accounts receivable	1,968	2,651
Net operating loss and foreign tax credit carryforwards	43,707	35,202
Restructuring	192	1,307
Deferred revenue	1,434	3,596
Pension	8,480	7,668
Warranty	904	775
Deferred compensation	515	2,908
Other	(2,408)	1,036
Depreciation	(1,694)	2,900
Valuation allowance	(26,477)	(31,275)

Deferred tax assets	32,577	34,570

Intangibles	11,306	13,789
Withholding tax liabilities	2,124	5,343

Deferred tax liabilities	13,430	19,132

Net deferred tax asset	$19,147	$15,438

Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.

In fiscal 2006, we repatriated all of Puerto Rico unremitted earnings resulting in a payment of “tollgate” tax of approximately $1.1 million in the first quarter of 2006. This repatriation had no effect on earnings.

Net operating loss carryforwards are principally foreign. The net operating loss carryforwards as of December 25, 2005 include $25.0 million of loss carryforwards that were acquired in connection with the acquisition of the ID Systems Group, Actron Group Limited, and Meto AG. If the benefit of loss carryforwards is realized, we will apply such benefit to goodwill that was recorded in connection with the acquisition. In 2005, an additional valuation allowance of $0.6 million was recorded due to certain foreign losses where it is more than likely that tax loss carryforwards will not be utilized. Of the total foreign net operating losses available, $1.4 million expire beginning January 2008 through 2016, and the remaining portion may be carried forward indefinitely.

We have not provided deferred income taxes on approximately $43.7 million of undistributed earnings in our foreign subsidiaries at December 25, 2005, as it is our intention to permanently reinvest such earnings.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive in 2005 for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the fourth quarter, we repatriated $14.0 million under the Act, resulting in additional income tax of $0.4 million.

In 2005, the Company recorded adjustments of $1.6 million to reduce income tax expense, and increase earnings from continuing operations and net earnings. The Company has determined that these adjustments related to errors made in prior years. Had these errors, and certain other previously unrecorded immaterial items, been recorded in the proper period, earnings from continuing operations and net earnings as reported would decrease by $1.6 million ($.04 per diluted share) in 2005, increase by $2.1 million ($.05 per diluted share) in 2004, and decrease by $0.3 million ($.01 per diluted share) in 2003. The Company has determined that these adjustments did not have a material effect on the 2005 or prior years’ financial statements.

Back to Contents

A reconciliation of the tax provision at the statutory US Federal income tax rate with the tax provision at the effective income tax rate follows:

	2005	2004	2003

	(dollar amounts in thousands)
Tax provision at the statutory Federal income tax rate	$14,829	$7,301	$10,441
Tax exempt earnings of subsidiary in Puerto Rico	(1,467)	(1,467)	(1,467)
Non-deductible goodwill	—	—	1,361
Non-deductible permanent items	485	375	242
State and local income taxes, net of Federal benefit	1,049	562	415
Benefit from extraterritorial income	(619)	(848)	(490)
Foreign losses for which no tax benefit recognized	626	482	423
Foreign rate differentials	(4,109)	(2,466)	(2,517)
Research and development credits	—	(637)	—
Tax settlements	(452)	889	—
Potential tax contingencies	179	(577)	—
Change in valuation allowance	180	234	2,205
Tax restructuring and AJCA repatriation	2,039	—	—
Adjustment of prior period accrual	(1,561)	—	—
Other	(209)	(334)	(378)

Tax provision at the effective tax rate	$10,970	$3,514	$10,235

Note 14.	EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.2 million, $1.1 million, and $1.0 million, in 2005, 2004, and 2003, respectively.

Generally, all employees in the US may participate in our US Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.

During fiscal 2005, we initiated a 423(b) Plan, which was adopted by the shareholders in the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85 percent of the fair market value on the offering date or the exercise date of the offering period, whichever is lower. As of December 25, 2005, there were 224,763 shares authorized and available to be issued. During 2005, 25,237 shares were issued under this plan.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for 2005 was approximately $0.3 million, which will be expensed ratably over the three year vesting period.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan for 2005 was approximately $0.1 million.

Under our non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the US, could contribute up to $80 per week for the purchase of our common stock at fair market value. We would match employee contributions up to a maximum of $20.75 per week. This plan has been replaced with the 423(b) plan described previously. Our contributions under this plan approximated $0.2 million for fiscal years 2004 and 2003.

Back to Contents

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 12% of the total workforce at December 25, 2005. The benefits accrue according to the length of service, age, and remuneration of the employee.

The pension plans included the following net cost components:

	2005	2004	2003

	(dollar amounts in thousands)
Service cost	$1,380	$1,308	$1,719
Interest cost	3,837	3,861	3,379
Expected return on plan assets	(4)	(4)	(4)
Amortization of actuarial loss (gain)	32	(38)	—
Amortization of transition obligation	116	115	105
Amortization of prior service costs	2	2	2

Net periodic pension cost	5,363	5,244	5,201
Curtailment gain	(664)	—	—

Total pension expense	$4,699	$5,244	$5,201

Back to Contents

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)
Change in benefit obligation
Net benefit obligation at beginning of year	$85,379	$69,309
Service cost	1,380	1,308
Interest cost	3,837	3,861
Actuarial loss (gain)	7,230	7,514
Gross benefits paid	(3,102)	(3,245)
Curtailment gain	(641)	—
Foreign currency exchange rate changes	(10,771)	6,632

Net benefit obligation at end of year	$83,312	$85,379

Change in plan assets
Fair value of plan assets at beginning of year	$3,091	$2,560
Actual return on assets	194	(279)
Employer contributions	3,638	3,826
Gross benefits paid	(3,102)	(3,245)
Foreign currency exchange rate changes	(381)	229

Fair value of plan assets at end of year	$3,440	$3,091

Reconciliation of funded status
Funded status at end of year	$(79,872)	$(82,288)
Unrecognized actuarial loss	13,732	7,668
Unrecognized transition obligation	731	960
Unrecognized prior service cost	25	41

Net amount recognized at end of year	$(65,384)	$(73,619)

Amounts recognized on consolidated balance sheets consist of:
Accrued benefit liability	$(75,056)	$(77,666)
Accumulated other comprehensive income	9,672	4,047

Net amount recognized at end of year	$(65,384)	$(73,619)

Other comprehensive income attributable to change in additional minimum liability recognition	$5,625	$4,047
Accumulated benefit obligation at end of year	$77,809	$79,086

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

	December 25,	December 26,
	2005	2004

	(dollar amounts in thousands)

Projected benefit obligation	$83,312	$85,379
Accumulated benefit obligation	$77,809	$79,086
Fair value of plan assets	$3,440	$3,091

Back to Contents

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 25, 2005	December 26, 2004

Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	4.25%	5.00%
Expected rate of increase in future compensation levels	2.50%	2.50%
Weighted average assumptions for net periodic benefit cost
development:
Discount rate(1)	5.00%	5.75%
Expected rate of return on plan assets	3.75%	5.00%
Expected rate of increase in future compensation levels	2.50%	3.00%

Measurement Date:	December 31, 2005	December 31, 2004

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 4.25% and 5.00% for 2005 and 2004, respectively.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.75% long-term rate of return on asset assumption.

The weighted average asset allocation by asset category is as follows:

	As of	As of
Plan Assets	12/25/05	12/26/04

Equity securities	—%	—%
Debt securities	—%	—%
Fixed income securities	—%	—%
Foreign government bonds	100.0%	100.0%

Total assets	100.0%	100.0%

The benefits expected to be paid over the next five years and the five aggregated years after:

(dollar amounts in
thousands)

2006	$3,374
2007	3,490
2008	3,569
2009	3,633
2010	3,785
2011 through 2015	$22,370

Note 15.	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Our adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, did not materially impact results from operations. Our major market risk exposures are movements in foreign currency and interest rates. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third-party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. We enter into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Our policy is to manage interest rates through the use of interest rate caps or swaps. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of Fair Values, which follows. All listed items described are non-trading.

Back to Contents

Foreign Exchange Risk Management

We enter into currency forward exchange contracts to hedge short-term receivables denominated in currencies other than the US dollar from our foreign sales subsidiaries. The term of the currency forward exchange contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in other gain, net. Notional amounts of currency forward exchange contracts outstanding at December 25, 2005 were $16.4 million, with various maturity dates ranging through the end of the second quarter 2006. At December 26, 2004, the notional amounts of currency forward exchange contracts outstanding were $19.4 million.

Aggregate foreign currency transaction (loss) gains in 2005, 2004, and 2003, were $(0.2) million, $0.2 million, and $1.3 million, respectively, and are included in other gain, net on the consolidated statements of operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 25, 2005.

Fair Values

The following table presents the carrying amounts and fair values of our financial instruments at December 25, 2005 and December 26, 2004:

	December 25, 2005		December 26, 2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollar amounts in thousands)
Long-term debt (including current maturities and excluding capital leases)(1)	$25,421	$25,421	$58,518	$58,518

Currency forward exchange contracts(2)	$—	$—	$(424)	$(424)

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.
(2)	The carrying amounts represent the net unrealized (loss) gain associated with the contracts at the end of the period. Such amounts are included in other current liabilities.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The long-term debt agreements have various due dates with none of the agreements extending beyond the year 2010.

The carrying value approximates fair value for cash, accounts receivable, and accounts payable.

Note 16.	PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. During the third and fourth quarters 2005, we continued this program by finalizing an agreement with our labor unions in our French and German subsidiaries. In addition, we have committed to a plan to restructure a portion our supply chain staff as we transition our manufacturing to lower cost areas. The total restructuring charge for the 2005 plan was $13.6 million. This included $16.0 million, net of reversals, for severance and other related charges offset, in part, by a $0.7 million pension curtailment gain resulting from the termination of certain employees in Europe and a gain on sale of a building of $1.7 million. The total employees affected by the restructuring were 335 of which 180 have been terminated as of the end of fiscal 2005. The anticipated total cost of the severance is expected to approximate $17 million to $19 million, of which $16 million has been incurred and $5.4 million has been paid. These terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination.

Back to Contents

The fiscal 2005 restructuring accrual activity was as follows:
(dollar amounts are in thousands)

	Accrual at	Charged	Charge		Exchange	Accrual
			Reversed
	Beginning	to	to	Cash	Rate	at
	of Year	Earnings	Earnings	Payments	Changes	12/25/05

Severance and other employee-related charges	$ – $	16,911	$(957)	$(5,357)	$(476)	$10,121

	$ – $	16,911	$(957)	$(5,357)	$(476)	$10,121

2003 Plan

In the fourth quarter of 2003, we established a shared services initiative in Europe and a manufacturing cost reduction program. The manufacturing cost reduction program included 373 planned employee terminations and was completed as of the end of the third quarter 2004. The shared services initiative in Europe included 139 planned employee terminations. We expect the 15 remaining planned terminations and other actions to be completed by end of 2006. Termination benefits are being paid out over a period of 1 to 24 months after termination. The total cost of the 2003 restructuring is anticipated to be approximately $4.6 million.

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

The 2005 and 2004 restructuring accrual activity for this plan was as follows:

(dollar amounts are in thousands)

	Accrual at	Charged	Charged		Exchange	Accrual
			Reversed
	Beginning	to	to	Cash	Rate	at End of
	of Year(2)	Earnings	Earnings	Payments	Changes	Year(1)

2005
Severance and other employee-related charges	$3,737	$31	$(931)	$(1,572)	$(322)	$943
Lease termination costs	906	—	(82)	(112)	(61)	651

	$4,643	$31	$(1,013)	$(1,684)	$(383)	$1,594

(dollar amounts are in thousands)

	Accrual at	Charged	Charge	Cash	Exchange	Accrual
			Reversed
	Beginning	to	to		Rate	at End of
	of Year(3)	Earnings	Earnings	Payments	Changes	Year(2)

2004
Severance and other employee-related charges	$8,878	$—	$(2,622)	$(2,830)	$311	$3,737
Lease termination costs	1,295	—	(394)	(292)	297	906

	$10,173	$—	$(3,016)	$(3,122)	$608	$4,643

(1) Includes restructuring prior to 2003 of $866, of which $651 relates to lease termination costs.
(2) Includes restructuring prior to 2003 of $1,708, of which $906 relates to lease termination costs.
(3) Includes restructuring prior to 2003 of $2,261, of which $1,295 relates to lease termination costs.

Back to Contents

Note 17. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $17.0 million, $20.6 million, and $21.6 million, in 2005, 2004, and 2003, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 25, 2005 are:

	Capital	Operating	Total
	Leases	Leases

	(dollar amounts in thousands)
2006	$1,423	$15,359	$16,782
2007	1,408	11,565	12,973
2008	995	8,390	9,385
2009	872	5,143	6,015
2010	854	4,167	5,021
Thereafter	9,251	3,138	12,389

Total minimum lease payments	14,803	$47,762	$62,565
Less: amounts representing interest	3,952

Present value of minimum lease payments	$10,851

Contingencies

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

Back to Contents

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

On October 18, 2002, The United States District Court, District of New Jersey (Camden) entered an Order staying the proceedings in the Club Sports International, Inc. and Baby Mika, Inc. cases referred to above. In accordance with the Order, the Stay will also apply to the Washington Square Pharmacy, Inc. case referred to below. In addition, the Medi-Care Pharmacy, Inc. case, referred to below, will be voluntarily dismissed, and it has been re-filed in New Jersey and is included in the Stay Order. As a result of the settlement of the litigation with ID Security Systems Canada Inc. described above, an application can be made to the Court to dissolve the Stay Order at this time.

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time. A status hearing is scheduled for March 26, 2006.

All-Tag Security S.A., et al.

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly "All-Tag") and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company's Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for September 2006. The original US application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

Note 18.	CONCENTRATION OF CREDIT RISK

Our foreign subsidiaries, along with many foreign distributors, provide diversified international sales thus minimizing credit risk to one or a few distributors. Domestically, our sales are well diversified among numerous retailers in the apparel, drug, home entertainment, mass merchandise, music, shoe, supermarket, and video markets. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers.

Back to Contents
Note 19.	ACQUISITIONS

All acquisitions have been accounted for under the purchase method. The results of the operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

Note 20.	BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:

i	Security – includes electronic article surveillance (EAS) systems, access control systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.

ii	Labeling Services – includes service bureau (Check-Net), and radio frequency identification (RFID) systems.

iii	Retail Merchandising – includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

	2005		2004		2003

	(dollar amounts in thousands)
Business segment net revenue:
Security	$552,787		$509,314		$465,044
Labeling Services	76,933		65,848		62,430
Retail Merchandising	91,298		96,396		89,392

Total	$721,018		$671,558		$616,866

Business segment gross profit:
Security	$240,499		$235,649		$212,481
Labeling Services	24,459		22,595		19,373
Retail Merchandising	48,479		51,674		46,879

Total gross profit	313,437		309,918		278,733
Operating expenses	270,410	(1)	283,863	(2)	240,631	(3)
Interest expense, net	506		5,413		9,589
Other (loss) gain, net	(151)		219		1,319

Earnings from continuing operations before income taxes and minority interest	$42,370		$20,861		$29,832

Business segment total assets (4):
Security	$489,297		$490,935
Labeling Services	80,977		119,686
Retail Merchandising	131,840		156,327

Total	$702,114		$766,948

(1)	Includes $12.6 million restructuring charge and a $1.4 million impairment charge.
(2)	Includes a $3.0 million restructuring charge reversal, a $20.0 million litigation settlement and a $2.0 million impairment charge.
(3)	Includes a $7.1 million restructuring charge and a $1.5 million asset impairment charge.
(4)	Fiscal year 2005 excludes assets held for disposal related to discontinued operations.

Back to Contents
(B)	Geographic Information

Operating results are prepared on a “country of domicile” basis, meaning that net revenues and gross profit are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the USA to an unaffiliated customer in South America is reported as a sale in the USA. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of our products imported from other geographic areas. International Americas is defined as all countries in North and South America, excluding the United States and Puerto Rico.

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2005, 2004, and 2003:

	United States	Europe	International	Asia Pacific	Total
	and
	Puerto Rico		Americas

	(dollar amounts in thousands)
2005
Net revenues from unaffiliated customers	$270,174	$347,817	$29,885	$73,142	$721,018
Gross profit	113,516	156,671	9,612	33,638	313,437
Long-lived assets	$45,198	$197,805	$5,669	$26,980	$275,652

2004
Net revenues from unaffiliated customers	$233,636	$336,187	$31,215	$70,520	$671,558
Gross profit	112,773	155,691	11,055	30,399	309,918
Long-lived assets	$49,553	$237,034	$5,626	$35,016	$327,229

2003
Net revenues from unaffiliated customers	$204,403	$324,494	$25,392	$62,577	$616,866
Gross profit	102,652	142,772	8,498	24,811	278,733
Long-lived assets	$81,193	$247,259	$5,412	$36,183	$370,047

Note 21.	MINORITY INTEREST

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. These shares represented 20% of the adjusted outstanding shares of Checkpoint Japan. Our consolidated balance sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi’s 20% interest in Checkpoint Japan and the earnings there from have been reflected as minority interest on our consolidated balance sheets and consolidated statements of operations, respectively.

Note 22.	SUBSEQUENT EVENTS

On December 22, 2005, the Company entered into an agreement with SATO for the sale of the global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic ® businesses which are included in our Retail Merchandising Segment. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are accounting for the disposal group as discontinued operations. On January 30, 2006, we completed the sale transaction for the disposal group and as a result will record an after tax gain on sale of approximately $1 to $2 million.

Back to Contents

SELECTED QUARTERLY FINANCIAL DATA

QUARTERS (unaudited)

	First	Second		Third		Fourth		Year

	(dollar amounts are in thousands, except per share data)
2005

Net revenues	$156,388	$185,635		$185,555		$193,440		$721,018
Gross profit	$68,125	$82,014		$80,026		$83,272		$313,437
Earnings from continuing operations	1,789	7,538	(1)	12,900	(2)	9,070		31,297
Net earnings (loss)	3,831	9,501	(1)	14,220	(3)	11,853	(4)	39,405
Earnings per share from continuing operations:
Basic	$.05	$.20		$.34		$.24		$.82
Diluted	$.05	$.20		$.33		$.23		$.80
Net earnings per share:
Basic	$.10	$.25		$.37		$.31		$1.03
Diluted	$.10	$.25		$.36		$.30		$1.01

2004

Net revenues	$151,037	$163,487		$167,994		$189,040		$671,558
Gross profit	67,945	76,230		77,917		87,826		309,918
Earnings from continuing operations	3,199	(8,487	)(5)	8,762		13,782	(6)	17,256
Net earnings (loss)	$5,429	$(6,442	)(5)	$10,117		$(29,296	)(7)	$(20,192)
Earnings per share from continuing operations:
Basic	$.09	$(.22)		$.23		$.36		$.47
Diluted	$.09	$(.22)		$.23		$.35		$.46
Net earnings (loss) per share:
Basic	$.16	$(.17)		$.27		$(.78)		$(.55)
Diluted	$.15	$(.17)		$.26		$(.74)		$(.54)

(1)	Includes a $4.4 million restructuring charge (net of tax).
(2)	Includes a $2.2 million restructuring charge (net of tax) and a $0.4 million impairment charge (net of tax).
(3)	Includes a $2.2 million restructuring charge (net of tax) and a $1.0 million impairment charge (net of tax).
(4)	Includes a $1.8 million restructuring charge (net of tax), and a $1.0 million impairment charge (net of tax).
(5)	Includes a $14.9 million litigation settlement charge (net of tax)
(6)	Includes a $2.0 million restructuring reversal (net of tax), $1.9 million tax benefit associated with litigation settlement offset in part, by a $1.2 million impairment charge (net of tax).
(7)	Includes a $45.0 million impairment charge (net of tax), a $2.0 million restructuring charge reversal (net of tax) and a $1.9 million tax benefit associated with the litigation settlement.

As disclosed in Note 13, the Company recorded adjustments of $1.6 million in 2005 that related to prior periods. Had these errors been recorded in the proper periods, quarterly earnings from continuing operations and net earnings as reported would have changed as follows: second quarter – decrease $0.2 million, third quarter – increase $0.4 million and fourth quarter – decrease $1.8 million. Had these errors been recorded in the proper periods of 2004, quarterly net income as reported would have changed as follows: first quarter – increase $0.4 million, second quarter – decrease $0.2 million, third quarter – increase $1.3 million and fourth quarter – increase $0.6 million. The effect on individual quarters’ results in earlier years was insignificant. The Company has determined that these adjustments did not have a material effect on the 2005 or prior year financial statements.

Back to Contents
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING A FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the disclosure controls and procedures evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K.

Based upon this controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted in this Part II, Item 9A, such disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2005.

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

Management assessed the effectiveness of Checkpoint’s internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Based on this assessment, management determined that Checkpoint’s internal control over financial reporting as of December 25, 2005 was effective.

Management’s assessment of the effectiveness of Checkpoint’s internal control over financial reporting as of December 25, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes In Internal Control Over Financial Reporting

There have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting that have occurred during the last fiscal quarter covered by this Annual Report on Form 10-K.

Back to Contents

Inherent Limitations on Effectiveness of Controls

Checkpoint’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2006, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

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

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2006, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the sections of our Definitive Proxy Statement entitled “Compensation and Stock Option Committee Report on Executive Compensation” and “Stock Price Performance Graph,” pursuant to Regulation S-K Item 402 (a)(9) are not deemed “soliciting material” or “filed” as part of this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2006, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2006, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2006, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Back to Contents

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 9, 2006.

CHECKPOINT SYSTEMS, INC.
/s/ George W. Off
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George W. Off	Chairman of the Board of Directors,	March 9, 2006
President and Chief Executive Officer

/s/ W. Craig Burns	Executive Vice President,	March 9, 2006
Chief Financial Officer, Treasurer

/s/ Raymond Andrews	Vice President, Chief Accounting Officer	March 9, 2006

/s/ William S. Antle III	Director	March 9, 2006

/s/ David W. Clark, Jr.	Director	March 9, 2006

/s/ Harald Einsmann	Director	March 9, 2006

/s/ R. Keith Elliott	Director	March 9, 2006

/s/ Alan R. Hirsig	Director	March 9, 2006

/s/ Jack W. Partridge	Director	March 9, 2006

/s/ Sally Pearson	Director	March 9, 2006

Back to Contents
3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s 2005 Form 10-K filed with the SEC on March 11, 2005.

Exhibit 4.1	Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant’s 1996 Form 10-K filed with the SEC on March 17, 1997.

Exhibit 4.2	Indenture dated as of October 24, 1995 by and between Registrant and The Chase Manhattan Bank, as Trustee, is hereby incorporated herein by reference to Exhibit 4.3 Registrant’s Form 10-Q/A filed with the SEC on December 13, 1995.

Exhibit 4.3	First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated herein by reference to Exhibit 4.4 to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 4.4	Second Supplemental Indenture dated July 31, 2001 amending the First Supplemental Indenture dated as of February 27, 1998 (amending Indenture dated as of October 24, 1995) is hereby incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.1*	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item (a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

Exhibit 10.3*	Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.

Exhibit 10.4	Credit Agreement dated October 27, 1999, by and among Registrant, First Union National Bank, as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Item 7(c), Exhibit 10 of the Registrant’s Form 8-K filed on December 27, 1999.

Exhibit 10.5*	Employment Agreement with George W. Off is incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 12, 2002.

Exhibit 10.6*	Employment Agreement with W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.7*	Employment Agreement with John E. Davies, Jr. is incorporated herein by reference to Item 6(a), Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.8*	First Amendment to Employment Agreement with John E. Davies, Jr. is incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.9*	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.10*	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.11*	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.12*	Employment Agreement with David C. Donnan is Incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 5, 2004.

Exhibit 10.13*	2004 Omnibus Incentive Compensation Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.

Back to Contents
Exhibit 10.14*	423 Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.

Exhibit 10.15*	Amended and Restated Employment Agreement by and between George Off and Checkpoint Systems, Inc. dated December 7, 2005 is hereby incorporated by reference to Item 1.01 of the Registrant’s Form 8-K filed on December 12, 2005.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney, contained in Signature Page.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

Back to Contents

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance For Doubtful Accounts

	Balance at	Additions	Charged to	Deductions
	Beginning	Through	Costs and	(Write-Offs and	Balance at
Year	of Year	Acquisition	Expenses	Recoveries, net)	End of Year

	(dollar amounts in thousands)
2005	$12,647	$—	$2,573	$(3,397)	$11,823

2004	$12,003	$—	$1,673	$(1,029)	$12,647

2003	$12,736	$—	$3,121	$(3,854)	$12,003

Deferred Tax Valuation Allowance
Year			Allowance	Release of	Release of allowance
	Balance at	Additions	Recorded on	Allowance on	on Losses
	Beginning	Through	Current Year	Losses	Expired or	Balance at
	of Year	Acquisition	Losses	Utilized	Revalued	End of Year

	(dollar amounts in thousands)
2005	$31,275	$—	$626	$(384)	$(5,040)	$26,477

2004	$32,650	$—	$779	$—	$(2,154)	$31,275

2003	$27,576	$—	$5,893	$(819)	$—	$32,650