Form 10-Q
period 2006-03-26
CHECKPOINT SYSTEMS INC
filed 2006-05-05
CIK 215419

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

––––––––––––––––––––––––––––––––––––––––––––––––––––––––––

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes      No

As of May 2, 2006, there were 39,172,672 shares of the Company’s Common Stock outstanding.

Back to Contents

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

Table of Contents

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	March 26, 2006	December 25, 2005*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,738	$113,223
Restricted cash	2,025	—
Accounts receivable, net of allowance of $11,323 and $11,823	131,736	138,871
Inventories	85,722	79,528
Other current assets	38,520	38,344
Deferred income taxes	12,719	11,747
Assets of discontinued operations held for sale	—	34,254

Total Current Assets	394,460	415,967

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,732	4,699
PROPERTY, PLANT, AND EQUIPMENT, net	71,571	72,377
GOODWILL	167,405	165,313
OTHER INTANGIBLES, net	32,915	33,263
DEFERRED INCOME TAXES	32,246	31,509
OTHER ASSETS	12,797	13,240

TOTAL ASSETS	$716,126	$736,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$4,768	$1,776
Accounts payable	42,245	61,006
Accrued compensation and related taxes	28,402	34,547
Other accrued expenses	26,417	27,294
Income taxes	23,736	25,567
Unearned revenues	19,095	22,047
Restructuring reserve	7,012	11,715
Other current liabilities	18,527	16,031
Liabilities of discontinued operations held for sale	—	6,458

Total Current Liabilities	170,202	206,441

LONG-TERM DEBT, LESS CURRENT MATURITIES	35,331	35,354
ACCRUED PENSIONS	72,768	71,194
OTHER LONG-TERM LIABILITIES	4,076	4,349
DEFERRED INCOME TAXES	19,865	19,588
MINORITY INTEREST	965	1,120
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,162,607 and 40,737,110	4,116	4,073
Additional capital	337,114	326,950
Retained earnings	115,120	112,635
Common stock in treasury, at cost, 2,035,912 shares and 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income (loss)	(22,810)	(24,715)

TOTAL STOCKHOLDERS’ EQUITY	412,919	398,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,126	$736,368

*	Taken from the Company’s audited consolidated financial statements at December 25, 2005.

See accompanying notes to the consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollar amounts in thousands, except per share data)
Quarter ended	March 26, 2006	March 27, 2005

Net revenues	$142,219	$156,388
Cost of revenues	84,963	88,263

Gross profit	57,256	68,125

Selling, general, and administrative expenses	52,871	60,786
Research and development	4,009	4,779
Restructuring expense	247	—

Operating income	129	2,560

Interest income	1,125	586
Interest expense	403	973
Other income, net	372	178

Earnings from continuing operations before income taxes and minority interest	1,223	2,351

Income taxes	289	539
Minority interest	22	23

Earnings from continuing operations	912	1,789

Earnings from discontinued operations, net of tax	1,573	2,042

Net earnings	$2,485	$3,831

Basic earnings per share:
Earnings from continuing operations	$.02	$.05
Earnings from discontinued operations, net of tax	.04	.05

Basic earnings per share	$.06	$.10

Diluted earnings per share:
Earnings from continuing operations	$.02	$.05
Earnings from discontinued operations, net of tax	.04	.05

Diluted earnings per share	$.06	$.10

See accompanying notes to the consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(amounts in thousands)							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 25, 2005	40,737	$4,073	$326,950	$112,635	2,036	$(20,621)	$(24,715)	$398,322
Net income				2,485				2,485
Exercise of stock-based compensation	426	43	6,446					6,489
Tax benefit on stock-based compensation			1,069					1,069
Stock-based compensation expense			1,472					1,472
Deferred compensation plan			1,177					1,177
Foreign currency translation adjustment							1,905	1,905

Balance, March 26, 2006	41,163	$4,116	$337,114	$115,120	2,036	$(20,621)	$(22,810)	$412,919

See accompanying notes to the consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(dollar amounts in thousands)
Quarter ended	March 26, 2006	March 27, 2005

Net earnings	$2,485	$3,831
Foreign currency translation adjustment	1,905	(10,171)

Comprehensive income (loss)	$4,390	$(6,340)

See accompanying notes to the consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollar amounts in thousands)

Quarter ended	March 26, 2006	March 27, 2005

Cash flows from operating activities:
Net earnings	$2,485	$3,831
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	4,642	6,322
Provision for losses on accounts receivable	612	362
Stock-based compensation expense	1,472	110
Excess tax benefit on stock based compensation	(969)	—
Gain on sale of discontinued operations	(1,299)	—
(Gain)/loss on disposal of fixed assets	(4)	42
(Increased) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	8,700	(2,370)
Inventories	(6,370)	(6,533)
Other current assets	(153)	(1,503)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(19,003)	(17,520)
Income taxes	(2,504)	(2,709)
Unearned revenues	(3,175)	2,091
Restructuring reserve	(4,848)	(951)
Other current and accrued liabilities	(11,305)	(6,891)

Net cash used in operating activities	(31,718)	(25,719)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(2,189)	(3,458)
Acquisitions, net of cash acquired	(31)	—
Proceeds from sale of discontinued operations	33,466	—
Other investing activities	—	235

Net cash provided by (used in) investing activities	31,246	(3,223)

Cash flows from financing activities:
Proceeds from stock based compensation	6,489	364
Excess tax benefit on stock based compensation	969	—
Net change in short-term debt	2,979	3,102
Increase in overdraft borrowings	795	—
Proceeds of long-term debt	—	35,000
Payment of long-term debt	(218)	(32,804)

Net cash provided by financing activities	11,014	5,662

Effect of foreign currency rate fluctuations on cash and cash equivalents	(27)	(3,161)

Net increase (decrease) in cash and cash equivalents	10,515	(26,441)
Cash and cash equivalents:
Beginning of period	113,223	102,694

End of period	$123,738	$76,253

See accompanying notes to consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 25, 2005 for the most recent disclosure of the Company’s accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 26, 2006 and December 25, 2005 and its results of operations and changes in cash flows for the thirteen-week periods ended March 26, 2006 and March 27, 2005.

Certain reclassifications to the financial statements have been made to conform to the current year presentation. For the thirteen-week period ended March 25, 2005, the financial statements and related footnotes have been reclassified to reflect discontinued operations.

Restricted Cash

At March 26, 2006, the Company has $2.0 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted for working capital adjustments related to the divestiture. These adjustments should be finalized in the first quarter 2007.

Stock Options

Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method, were previously disclosed in our consolidated financial statement footnotes in accordance with SFAS 148 “Accounting for Stock-based Compensation – Transition and Disclosures.” See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Back to Contents

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)
Quarter ended	March 26, 2006	March 27, 2005

Balance at beginning of year	$5,211	$5,171
Accruals for warranties issued	606	233
Settlement made	(747)	(149)
Foreign currency translation adjustment	(132)	(78)

Balance at end of period	$4,938	$5,177

New Accounting Pronouncements and Other Standards

There are no issued accounting pronouncements that have not yet been adopted that would have a material effect on the company’s financial position or results of operations. The expanded disclosure requirements of SFAS 123R are presented in Note 2.

Note 2. STOCK-BASED COMPENSATION

At March 26, 2006, the Company has stock-based employee compensation plans as described below. The total compensation expense related to these plans was $1.5 million ($1.1 million, net of tax) or $.03 per diluted share for the three months ended March 26, 2006. Prior to December 26, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price.

In 2006, we changed the method in which we issue share-based awards to our key employees. In prior years, share-based compensation for key employees consisted primarily of stock options. Upon consideration of several factors, we began in 2006 to award key employees a combination of stock options and restricted stock units. Therefore, this change resulted in an increase in restricted stock expense.

Stock Plans

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant of the 2004 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan. The Committee at its discretion will determine the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of March 26, 2006, there were 1,972,437 shares available for grant.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of March 26, 2006, there were no shares available for grant under the 1992 Plan.

Back to Contents

On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to an officer in connection with his hire. The non-qualified stock options vest over a three year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of March 26, 2006, there are no shares available for grant under this plan.

During fiscal 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible executives. The number of shares for these units vary based on the performance of the Company’s operating income and operating margin. These units cliff vest at the end of fiscal 2007. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated number of shares to be awarded. The weighted average price for these RSUs was $17.87 per share. For the three months ended March 26, 2006, $0.1 million was charged to compensation expense and the total unamortized expense was $0.9 million. The maximum RSUs under this initial grant are 154,000 units. These RSUs reduce the shares available to grant under the 2004 Plan.

During fiscal 2006, we extended the Long-Term Incentive Plan (LTIP). Under the extended plan, restricted stock units (RSUs) were awarded to eligible key employees. The number of shares for these units vary based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $28.89 per share. For the three months ended March 26, 2006, $0.2 million was charged to compensation expense and the total unamortized expense was $4.2 million. The maximum RSUs under this initial grant are 327,629 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Stock Options

Option activity under the principal option plans as of March 26, 2006 and changes during the three months ended March 26, 2006 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 25, 2005	3,693,361	$15.68
Granted	301,262	28.89
Exercised	(404,862)	15.28
Forfeited or expired	(7,844)	18.93

Outstanding at March 26, 2006	3,581,917	$16.83	7.06	$37,805

Vested and expected to vest at March 26, 2006	3,482,150	$16.67	7.01	$37,234

Exercisable at March 26, 2006	2,381,383	$15.23	6.12	$28,691

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 26, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 26, 2006 was $4.5 million.

Back to Contents

As of March 2006, $4.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

In light of new accounting guidance under SFAS 123R, the Company reevaluated its assumptions used in estimating the fair value of employee options granted. As part of its SFAS 123R adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified that there were no discernable populations. The Company used the Black-Scholes option pricing model to value the options. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended,	Three months ended,
	March 26, 2006	March 27, 2005

Weighted average fair value of grants	$11.80	$4.13

Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	41.64%	32.09%
Expected life (in years)	4.54	2.80
Risk-free interest rate	4.55 – 4.68%	3.20 – 3.88%

In the first quarter 2005, the 125,000 stock option grants were primarily for non-employee directors. These options immediately vest and as a result the assumptions used to calculate fair value have lower expected terms.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

(dollar amounts in thousands, except per share amounts)

Three months ended,
March 27, 2005

Net earnings, as reported	$3,831
Less: Stock-based compensation expenses determined under the fair-value-based method for all units, net of related tax effects	(705)

Pro forma net earnings	$3,126

Basic net earnings per share:
As reported	$.10
Pro forma	$.08

Diluted net earnings per share:
As reported	$.10
Pro forma	$.08

Back to Contents

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the first three months ended March 26, 2006 was $6.5 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.1 million for the three months ended March 26, 2006. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

In 2006, we issued service based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service based restricted stock units as of March 26, 2006 and changes during the three months ended March 26, 2006 were as follows:

	Number of	Weighted-	Weighted-
	Shares	Average Vest	Average Grant
	(in thousands)	Date	Date Fair Value

Nonvested at December 25, 2005	—		$—
Granted	128,486		$28.89
Vested	—		$—
Forfeited	—		$—

Nonvested at March 26, 2006	128,486	2.62	$28.89

Vested and expected to vest at March 26, 2006	105,198	2.62

Vested at March 26, 2006	—	—

As of March 26, 2006, there was $2.9 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 4.3 years.

Note 3. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	March 26,	December 25,
	2006	2005

Raw materials	$12,713	$10,643
Work-in-process	5,171	4,351
Finished goods	67,838	64,534

Total	$85,722	$79,528

Back to Contents

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $32.9 million and $33.3 million as of March 26, 2006 and December 25, 2005, respectively.

The following table reflects the components of intangible assets as of March 26, 2006 and December 25, 2005:

(dollar amounts in thousands)

		March 26, 2006		December 25, 2005

	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Customer lists	20	$29,508	$19,304	$29,093	$18,822
Trade name	30	26,459	12,881	26,106	11,936
Patents, license agreements	5 to 14	37,370	28,668	36,978	28,561
Other	3 to 6	898	467	902	497

Total		$94,235	$61,320	$93,079	$59,816

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2006	$3,172
2007	$2,941
2008	$2,914
2009	$2,579
2010	$2,286

The changes in the carrying amount of goodwill for the quarter ended March 26, 2006, are as follows:

(dollar amounts in thousands)
		Labeling	Retail
	Security	Services	Merchandising	Total

Balance as of December 25, 2005	$101,298	$390	$63,625	$165,313
Acquired during the year	15	—	—	15
Translation adjustment	1,155	13	909	2,077

Balance as of March 26, 2006	$102,468	$403	$64,534	$167,405

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

Back to Contents

Note 5. LONG-TERM DEBT

Long-term debt at March 26, 2006 and December 25, 2005 consisted of the following:

(dollar amounts in thousands)

	March 26,	December 25,
	2006	2005

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$25,488	$25,421
€9.5 million capital lease maturing in 2021	9,637	9,590
€2.7 million capital lease maturing in 2007	739	831
Other capital leases with maturities through 2006	405	430

Total	36,269	36,272
Less current portion	938	918

Total long-term portion	$35,331	$35,354

The Senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of March 26, 2006, we were in compliance with all covenants.

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

Quarter ended	March 26,	March 27,
	2006	2005

Basic earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$912	$1,789

Diluted earnings available to common stockholders from continuing operations	$912	$1,789

Shares:
Weighted average number of common shares outstanding	38,834	37,806
Shares issuable under deferred compensation agreements	197	—

Basic weighted average number of common shares outstanding	39,031	37,806

Common shares assumed upon exercise of stock options	1,282	623
Shares issuable under deferred compensation arrangements	15	—

Dilutive weighted average number of common shares outstanding	40,328	38,429

Basic Earnings (Loss) per Share:
Earnings from continuing operations	$.02	$.05
Earnings from discontinued operations, net of tax	.04	.05

Basic earnings (loss) per share	$.06	$.10

Diluted Earnings (Loss) per Share:
Earnings from continuing operations	$.02	$.05
Earnings from discontinued operations, net of tax	.04	.05

Diluted earnings (loss) per share	$.06	$.10

Back to Contents

The Long-term incentive plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive common share equivalents are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:

(share amounts in thousands)
	March 26,	March 27,
	2006	2005

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	414	1,400

Note 7. DISCONTINUED OPERATIONS

On January 30, 2006 the Company completed the sale of its global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising Segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.3 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. The recorded gain on sale is subject to certain post-closing working capital adjustments to be finalized by the first quarter of 2007.

The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen weeks ended March 26, 2006 and March 27, 2005 have been reclassified to show the results of operations for the barcode labeling systems and US hand-held labeling and Turn-O-Matic ® businesses as discontinued operations. Below is a summary of these results:

(dollar amounts in thousands)

	Quarter
	(13 weeks) Ended

	March 26,	March 27,
	2006	2005

Net revenue	$7,452	$25,779

Gross profit	1,683	7,021

Selling, general, & administrative expense	1,302	3,855

Operating income	380	3,077

Gain on disposal	2,756	—

Earnings from discontinued operations before income taxes	3,136	3,077

Income tax	1,563	1,035

Earnings from discontinued operations, net of tax	$1,573	$2,042

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirteen-week periods ended March 26, 2006 and March 27, 2005 were as follows:

(amounts in thousands)

Quarter ended	March 26,	March 27,
	2006	2005

Interest	$381	$1,124
Income tax payments	$4,196	$4,499

Back to Contents

Note 9. PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $0.6 million was recorded in the first quarter of 2006 in connection with this plan. The total employees affected by the restructuring were 342 of which 217 have been terminated. The anticipated total cost is expected to approximate $17 million to $19 million. These terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at 12/25/2005	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/26/06

Severance and other employee-related charges	$10,121	$761	$167	$3,829	$126	$7,012

2003 Restructuring Plan

In the first quarter 2006, we reversed $0.4 million of our lease reserve to income as we have obtained a sublease for the property previously reserved.

Note 10. PENSION BENEFITS

The components of net periodic benefit cost for the thirteen-week periods ended March 26, 2006 and March 27, 2005 were as follows:

(dollar amounts in thousands)

Quarter ended	March 26,	March 27,
	2006	2005

Service cost	$323	$364
Interest cost	838	1,012
Expected return on plan assets	(35)	(1)
Amortization of actuarial loss	136	19
Amortization of transition obligation	28	31
Amortization of prior service costs	1	1

Net periodic pension cost	$1,291	$1,426

We expect the cash requirements for funding the pension benefits to be approximately $3.9 million during fiscal 2006, including $1.0 million which was funded during the quarter ended March 26, 2006.

Note 11. CONTINGENT LIABILITIES AND SETTLEMENTS

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

Back to Contents

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time. The Company will evaluate settlement offers that will avoid the future cost of litigation.

Back to Contents

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

Note 12. BUSINESS SEGMENTS

(dollar amounts in thousands)

Quarter ended	March 26,	March 27,
	2006	2005

Business segment net revenue:
Security	$102,114	$117,434
Labeling Services	20,725	15,775
Retail Merchandising	19,380	23,179

Total	$142,219	$156,388

Business segment gross profit:
Security	$40,900	$50,650
Labeling Services	6,331	5,847
Retail Merchandising	10,025	11,628

Total gross profit	57,256	68,125

Operating expenses	(57,127)	(65,565)
Interest income (expense), net	722	(387)
Other gain, net	372	178

Earnings from continuing operations before income taxes and minority interest	$1,223	$2,351

Back to Contents

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on Form
10-K for the year ended December 25, 2005, and our other Securities and Exchange Commission filings.

Critical Accounting Policies and Estimates

Except as noted below, there has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 25, 2005.

Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method, were previously disclosed in our consolidated financial statement footnotes in accordance with SFAS 148 “Accounting for Stock-based Compensation – Transition and Disclosures.”

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on share-based compensation.

Overview

Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), radio frequency identification (RFID) systems, hand-held labeling systems (HLS) and retail merchandising systems (RMS). Applications include automatic identification, retail security, and pricing and promotional labels and signage. Operating directly in 33 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Back to Contents

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the US, fluctuations in foreign currency exchange rates have a significant impact on reported results.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions.

On January 30, 2006, we completed the sale transaction for our barcode systems (BCS) businesses and US hand-held labeling and Turn-O-Matic® businesses (“disposal group”) and as a result recorded, in the first quarter of 2006, a pretax gain on sale of $2.8 million. The businesses included in the disposal group were highly integrated into the operations in many of our countries. In accordance with the guidance of SFAS 144, discontinued operations only includes revenues and expenses that are directly attributable to the businesses included in the disposal group. As a result, discontinued operations do not include any allocations for general and administrative expenses. It also does not include selling and marketing expenses for shared staff that will continue with the Company after the sale of the business.

To respond to the lower revenue base resulting from the sale of the disposal group and improve our operating margins, we have been taking action and are continuing to develop plans to rationalize the selling, general, and administrative structure that is not part of the disposal group. The two major cost savings initiatives are focused on our European region, where the BCS businesses were highly integrated into 14 countries, and on our global supply chain.

European cost reduction initiatives are focused on improving sales productivity by making better use of indirect sales channels and streamlining our field service operations. In certain regions of Europe, we are also using shared service centers to centralize our accounting and customer service operations.

For the global supply chain, we are currently conducting an evaluation to improve manufacturing operations, supply chain operations, and sourcing of materials. As a result, we are moving our EAS electronics manufacturing from Puerto Rico to the Dominican Republic during the first half of 2006. We have also closed our UK labeling plant and consolidated those operations into our main Service Bureau in Terborg, Netherlands.

We are currently evaluating changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could have an impact on the recoverability of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.

As a direct result of these detailed plans, employee headcount is down by 668 or 16% over the last twelve months. This was accomplished through restructuring and attrition. We would expect these actions to generate approximately $17 million to $19 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006. The sale of the BCS businesses on January 30, 2006 resulted in an additional reduction of 374 employees. While the actions we are taking may negatively impact sales and profits in the short term, we believe they will yield a positive, long-term impact on operating margins.

Revenue for the first quarter of 2006 was $142.2 million, a 9.1% decrease over the comparable periods in 2005. Foreign currency translation had a negative impact on revenue of approximately 4.4%, for the quarter ended March 26, 2006. The remaining decrease in sales was primarily due to large account roll outs of EAS in the first quarter of 2005 that did not repeat in 2006. We also experienced a decline in Europe Security segment sales. The declines in sales were partially offset by increases in US and Europe CheckNet® service bureau and Asia Security.

The net income for the first quarter of 2006 was $2.5 million compared to $3.8 million in 2005. Share-based compensation added $0.9 million to expense in 2006 over 2005. Gross margins were impacted by unfavorable manufacturing variances, higher raw material costs and lower EAS sales volumes. We expect the margins to improve as we progress through 2006. Changes resulting from strategic initiatives including the transition of the barcode systems business to SATO, restructuring activities in Europe, new EAS label manufacturing processes, the transfer of antennae assembly operations to low costs regions, and the magnitude of the headcount reductions, also impacted net income.

Back to Contents

Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to RF-EAS, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

Our strong base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, and hand-held labeling tools), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.

Results of Operations

(All comparisons are with the prior year period, unless otherwise stated.)

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems and hand held tools provides a source of recurring revenues from the sale of disposable tags, labels and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Back to Contents

Analysis of Statement of Operations

Thirteen Weeks ended March 26, 2006 Compared to Thirteen Weeks ended March 27, 2005

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change in Dollar Amount

Quarter ended	March 26	March 27
	2006	2005	Fiscal 2006 vs.
	(Fiscal 2006)	(Fiscal 2005)	Fiscal 2005

Net revenues
Security	71.8%	75.1%	(13.0% )
Labeling services	14.6	10.1	31.4
Retail merchandising	13.6	14.8	(16.4)

Net revenues	100.0	100.0	(9.1)
Cost of revenues	59.7	56.4	(3.7)

Total gross profit	40.3	43.6	(16.0)

Selling, general and administrative expenses	37.2	38.9	(13.0)
Research and development	2.8	3.1	(16.1)
Restructuring expense	0.2	0.0	N/A

Operating income	0.1	1.6	(95.0)
Interest income	0.8	0.4	92.0
Interest expense	0.3	0.6	(58.6)
Other income, net	0.3	0.1	109.0

Earnings from continuing operations
before income taxes and minority interest	0.9	1.5	(48.0)
Income taxes	0.2	0.3	(46.4)
Minority interest	0.0	0.0	(4.3)

Earnings from continuing operations	0.7	1.2	(49.0)
Earnings from discontinued operations, net of tax	1.0	1.2	(23.0)

Net earnings	1.7%	2.4%	(35.1% )

Back to Contents

Net Revenues

Revenues for the first quarter 2006 compared to the first quarter 2005 decreased by $14.2 million or 9.1% from $156.4 million to $142.2 million. Foreign currency translation had a negative impact on revenues of approximately $7.2 million or 4.4% in the first quarter of 2006 as compared to the first quarter of 2005.

(dollar amounts in millions)

Quarter ended	March 26, 2006 (Fiscal 2006)	March 27, 2005 (Fiscal 2005)	Dollar Amount Change Fiscal 2006 vs. Fiscal 2005	Percentage Change Fiscal 2006 vs. Fiscal 2005

Net Revenues:
Security	$102.1	$117.4	$(15.3)	(13.0%	)
Labeling Services	20.7	15.8	4.9	31.4
Retail Merchandising	19.4	23.2	(3.8)	(16.4)

Net Revenues	$142.2	$156.4	$(14.2)	(9.1%	)

Security revenues decreased by $15.3 million or 13.0% in the first quarter 2006 as compared to the first quarter 2005. Foreign currency translation had a negative impact of approximately $4.6 million. The remaining decrease was primarily due to decreases in EAS revenues in the US ($6.0) million and Europe ($3.5) million partially offset by an increase in Asia Pacific EAS revenues of $1.9 million. The decrease in the US EAS revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in the first quarter of 2006. In Asia Pacific, the increase was primarily the result of large account chain-wide installations in the current period, which did not occur in the first quarter of 2005.

Labeling services revenues increased by $4.9 million or 31.4%. The negative impact of foreign currency translation was approximately $1.0 million. The increase was primarily due to increases in CheckNet® and intelligent library system revenues of $5.6 million and $1.0 million, respectively.

Retail merchandising revenues decreased by $3.8 million or 16.4%. The negative impact of foreign currency translation was approximately $1.6 million. The remaining decrease was primarily due to the continued decline in HLS revenues. The transition to an indirect sales model in Europe plus the continuing transition by retailers from hand-held price labeling to automated bar-coding and scanning caused the decline in HLS revenues.

Gross Profit

Gross profit for the first quarter 2006 was $57.3 million, or 40.3% of revenues, compared to $68.1 million, or 43.6% of revenues, for the first quarter 2005. Foreign currency translation had a negative impact on gross profit of approximately $2.5 million in the first quarter of 2006.

Security gross profit as a percentage of security revenues decreased to 40.1% in the first quarter 2006 from 43.1% in the first quarter 2005. Security gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs, the implementation of a new manufacturing process for our RF-EAS labels, and costs to move our systems assembly operations from Puerto Rico to the Dominican Republic.

Labeling services gross profit as a percentage of labeling revenues for labeling services decreased to 30.5% in the first quarter 2006 from 37.1% in the first quarter 2005. The decrease in labeling gross profit percentage was primarily due to higher manufacturing costs and a new manufacturing process during the quarter. This margin percentage decrease was offset by higher volumes.

The retail merchandising gross profit as a percentage of retail merchandising revenues increased to 51.7% in the first quarter 2006 from 50.2% in the first quarter of 2005. This increase was mainly due to a shift in sales mix.

Field service and installation costs for the first quarter 2006 and 2005 were 11.3% and 11.9% of net revenues, respectively. The decrease was due primarily to large account chain-wide installations of our EAS products in 2005 which did not continue in the first quarter of 2006.

Back to Contents

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased, as a percentage of revenues, from 38.9% in 2005 to 37.2% in 2006. This was a decrease of $7.9 million, or 13.0% over the first quarter 2005. Foreign currency translation decreased selling, general and administrative expenses by approximately $2.6 million. The remaining decrease was primarily due to the impact of our restructuring initiatives coupled with 2005 expenses not incurred in 2006. These 2005 expenses included consulting associated with the evaluation of our business and write offs of unamortized bank fees associated with the term loan and the secured revolving credit facility refinancing. The decreases were offset, in part, by $1.3 million of stock-based compensation recognized in 2006 with the adoption of SFAS 123R.

Research and Development Expenses

Research and development (R&D) costs were $4.0 million, or 2.8% of revenues in the first quarter 2006 and $4.8 million, or 3.1% in the first quarter 2005.

Restructuring Expense

Restructuring expenses were $0.2 million, or 0.2% of revenues in the first quarter 2006. There were no such expenses in the first quarter 2005.

Interest Income

Interest income for the first quarter 2006 increased $0.5 million from the comparable quarter in 2005 due primarily to an increase in invested cash.

Interest Expense

Interest expense for the first quarter 2006 decreased $0.6 million from the comparable quarter in 2005 due primarily to lower overall debt levels.

Income Taxes

The effective tax rates were 23.6% and 22.9% for the first quarters of 2006 and 2005, respectively.The 2006 first quarter effective tax rate is positively impacted by foreign rate differentials and the legal restructuring of our Puerto Rico and Dominican Republic manufacturing operations. The 2005 first quarter effective tax rate is positively impacted by foreign rate differentials and the section 936 tax exemption in Puerto Rico that expired at the end of that year.

Discontinued Operations

Discontinued operations were $1.6 million, or $.04 per diluted share, in the first quarter 2006 compared to $2.0 million, or $.05 per diluted share, in the first quarter 2005. In 2006, Discontinued operations includes the results of the operations through the divestiture on January 30, 2006 and a $1.3 million gain, net of tax, on the divestiture.

Net Earnings

Net earnings were $2.5 million, or $.06 per diluted share, in the first quarter 2006 compared to $3.8 million, or $.10 per diluted share, in the first quarter 2005. The weighted average number of shares used in the diluted earnings per share computation were 40.3 million and 38.4 million for the first quarters of 2006 and 2005, respectively.

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

As of March 26, 2006, our cash and cash equivalents were $123.7 million compared to $113.2 million as of December 25, 2005. Our operating activities during the first quarter of 2006 used approximately $31.7 million compared to a use of $25.7 million during the first quarter of 2005. In 2006, our cash from operating activities was impacted negatively by a decrease in accounts payable and other current and accrued liabilities coupled with an increase in inventory. The decrease in accounts payable and the increase in inventory are primarily seasonal changes in our business. The decrease in other current and accrued liabilities is primarily attributed to the payment of annual bonuses.

Back to Contents

On January 30, 2006, we completed the sale transaction for our barcode systems (BCS) businesses and US hand-held labeling and Turn-O-Matic® businesses for gross cash proceeds of $37 million ($33.5 million net of costs to sell and restricted cash) plus the assumption of $5 million in liabilities.

We continue to reinvest in the Company through our investment in technology and process improvement. In the first quarter of 2006, our investment in research and development amounted to $4.0 million. We estimate the investment in research and development during the remainder of 2006 will be approximately $13 million.

Our capital expenditures during the first quarter of 2006 totaled $2.2 million, compared to $3.5 million during the first quarter of 2005. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $12 million for the remainder 2006.

As of March 26, 2006, our working capital was $224.3 million compared to $209.5 million as of December 25, 2005. At the end of the first quarter 2006, our percentage of total debt to total stockholders’ equity increased to 9.7% from 9.3% as of December 25, 2005. As of March 26, 2006, we had an available line of credit totaling approximately $122.8 million.

We do not anticipate paying any cash dividend on our common stock in the near future.

Provisions for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $0.6 million was recorded in the first quarter of 2006 in connection with this plan. The total employees affected by the restructuring were 342 of which 217 have been terminated. The anticipated total cost is expected to approximate $17 million to $19 million. These terminations are anticipated to be complete by the first half of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $17 million to $19 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/26/06

Severance and other employee-related charges	$10,121	$761	$167	$3,829	$126	$7,012

2003 Restructuring Plan

In the first quarter 2006, we reversed $0.4 million of our lease reserve to income as we have obtained a sublease for the property previously reserved.

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

Back to Contents

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of March 26, 2006, we had currency forward exchange contracts totaling approximately $13.8 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Off-balance Sheet Arrangements and Contractual Obligations

Our significant contractual obligations and off-balance sheet arrangements have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

New Accounting Pronouncements and Other Standards

There are no issued accounting pronouncements that have not yet been adopted that would have a material effect on the company’s financial position or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the market risks as disclosed in Item 7a. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 25, 2005.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended March 26, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Back to Contents

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

No liability has been recorded for any of the purported class action suits. Management is of the opinion that, based upon the advice of outside legal counsel, it is not probable that the purported class action suits will be successful. Management believes that the lower end of the reasonably possible range of the contingent liability is zero at this time. The high end of the range cannot be estimated at this time. The Company will evaluate settlement offers that will avoid the future cost of litigation.

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

Back to Contents

Item 1A. RISK FACTORS

There have been no material changes from December 25, 2005 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company's business, financial condition, operating results and/or cash flow. For a discussion of the Company's risk factors, refer to Item 1A. "Risk Factors", contained in the Company's Annual Report on Form 10-K for the year ended December 25, 2005.

Item 6. EXHIBITS

Exhibit 2.1	Asset Purchase Agreement, dated December 22, 2005 between Sato International Pte. Ltd. and Checkpoint Systems, Inc.
Exhibit 2.2	Amendment to Asset Purchase Agreement, dated January 29, 2005 between Sato International Pte. Ltd. and Checkpoint Systems, Inc.
Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.
Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.
Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.
Exhibit 31.2	Rule 13a-a4(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/W. Craig Burns	May 5, 2006

W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/s/Raymond Andrews	May 5, 2006

Raymond Andrews
Vice President, Chief Accounting Officer

Back to Contents

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 2.1	Asset Purchase Agreement, dated December 22, 2005 between Sato International Pte. Ltd. and Checkpoint Systems, Inc.

EXHIBIT 2.2	Amendment to Asset Purchase Agreement, dated January 29, 2005 between Sato International Pte. Ltd. and Checkpoint Systems, Inc.

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002