Form 10-Q
period 2006-06-25
CHECKPOINT SYSTEMS INC
filed 2006-08-04
CIK 215419

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 27, 2006, there were 39,232,207 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.

FORM 10-Q

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 25, 2006	December 25, 2005*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,405	$113,223
Restricted cash	2,057	—
Accounts receivable, net of allowance of $11,670 and $11,823	137,604	138,871
Inventories	92,708	79,528
Other current assets	39,266	38,344
Deferred income taxes	12,948	11,747
Assets of discontinued operations held for sale	—	34,254

Total Current Assets	400,988	415,967

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,822	4,699
PROPERTY, PLANT, AND EQUIPMENT, net	72,336	72,377
GOODWILL	173,169	165,313
OTHER INTANGIBLES, net	33,216	33,263
DEFERRED INCOME TAXES	33,256	31,509
OTHER ASSETS	11,873	13,240

TOTAL ASSETS	$729,660	$736,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$4,378	$1,776
Accounts payable	44,476	61,006
Accrued compensation and related taxes	27,789	34,547
Other accrued expenses	29,389	27,294
Income taxes	25,163	25,567
Unearned revenues	19,653	22,047
Restructuring reserve	3,332	11,715
Other current liabilities	16,567	16,031
Liabilities of discontinued operations held for sale	—	6,458

Total Current Liabilities	170,747	206,441

LONG-TERM DEBT, LESS CURRENT MATURITIES	26,831	35,354
ACCRUED PENSIONS	76,056	71,194
OTHER LONG-TERM LIABILITIES	4,079	4,349
DEFERRED INCOME TAXES	19,923	19,588
MINORITY INTEREST	1,002	1,120
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 41,265,294 and 40,737,110	4,126	4,073
Additional capital	340,792	326,950
Retained earnings	120,310	112,635
Common stock in treasury, at cost, 2,035,912 shares and 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income	(13,585)	(24,715)

TOTAL STOCKHOLDERS’ EQUITY	431,022	398,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,660	$736,368

*	Taken from the Company’s audited consolidated financial statements at December 25, 2005

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollar amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Net revenues	$165,001	$185,635	$307,220	$342,023
Cost of revenues	94,927	103,621	179,890	191,884

Gross profit	70,074	82,014	127,330	150,139

Selling, general, and administrative expenses	56,351	60,086	109,222	120,872
Research and development	4,744	4,723	8,753	9,502
Restructuring expense	609	6,274	856	6,274
Litigation settlement	2,251	—	2,251	—

Operating income	6,119	10,931	6,248	13,491

Interest income	1,149	483	2,274	1,069
Interest expense	552	908	955	1,881
Other gain (loss), net	44	(47)	416	131

Earnings before income taxes and minority interest	6,760	10,459	7,983	12,810

Income taxes	1,482	2,895	1,771	3,434
Minority interest	33	26	55	49

Earnings from continuing operations	5,245	7,538	6,157	9,327

(Loss) earnings from discontinued operations, net of tax	(55)	1,963	1,518	4,005

Net earnings	$5,190	$9,501	$7,675	$13,332

Basic earnings per share:
Earnings from continuing operations	$.13	$.20	$.16	$.24
Earnings from discontinued operations, net of tax	—	.05	.04	.11

Basic earnings per share	$.13	$.25	$.20	$.35

Diluted earnings per share:
Earnings from continuing operations	$.13	$.20	$.15	$.24
Earnings from discontinued operations, net of tax	—	.05	.04	.11

Diluted earnings per share	$.13	$.25	$.19	$.35

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount			Shares	Amount

Balance, December 25, 2005	40,737	$4,073	$326,950	$112,635	2,036	$(20,621)	$(24,715)	$398,322
Net earnings				7,675				7,675
Exercise of stock-based compensation	528	53	7,933					7,986
Tax benefit on stock-based compensation			1,412					1,412
Stock-based compensation expense			2,890					2,890
Deferred compensation plan			1,607					1,607
Foreign currency translation adjustment							11,130	11,130

Balance, June 25, 2006	41,265	$4,126	$340,792	$120,310	2,036	$(20,621)	$(13,585)	$431,022

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Net earnings	$5,190	$9,501	$7,675	$13,332
Foreign currency translation adjustment	9,225	(16,789)	11,130	(26,960)

Comprehensive income (loss)	$14,415	$(7,288)	$18,805	$(13,628)

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

Six Months Ended (26 Weeks)	June 25, 2006	June 26, 2005

Cash flows from operating activities:
Net earnings	$7,675	$13,332
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,783	12,145
Provision for losses on accounts receivable	1,335	1,153
Stock-based compensation	2,890	177
Excess tax benefit on stock compensation	(1,275)	—
Gain on sale of discontinued operations	(1,299)	—
Loss on disposal of fixed assets	4	37
(Increase) decrease in current assets, net of the effects of disposed and acquired companies:
Accounts receivable	6,621	(13,209)
Inventories	(12,632)	(10,075)
Other current assets	343	(1,699)
Increase (decrease) in current liabilities, net of the effects of disposed and acquired companies:
Accounts payable	(17,823)	(11,391)
Income taxes	(1,556)	(6,780)
Unearned revenues	(3,252)	(708)
Restructuring reserve	(8,752)	4,710
Other current and accrued liabilities	(9,650)	(1,007)

Net cash used in operating activities	(27,588)	(13,315)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(5,420)	(6,850)
Proceeds from the sale of discontinued operations	32,058	(1,976)
Other investing activities	54	610

Net cash provided by (used in) investing activities	26,692	(8,216)

Cash flows from financing activities:
Proceeds from stock based compensation	7,986	1,088
Excess tax benefit on stock compensation	1,275	—
Net change in short-term debt	2,541	1,834
Increase in overdraft borrowings	397	—
Proceeds of long-term debt	—	40,000
Repayment of long-term debt	(9,917)	(43,989)

Net cash provided by (used in) financing activities	2,282	(1,067)

Effect of foreign currency rate fluctuations on cash and cash equivalents	1,796	(6,299)

Net increase (decrease) in cash and cash equivalents	3,182	(28,897)
Cash and cash equivalents:
Beginning of period	113,223	102,694

End of period	$116,405	$73,797

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

The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at June 25, 2006 and December 25, 2005 and our results of operations for the thirteen and twenty-six weeks ended June 25, 2006 and June 26, 2005 and cash flows for the twenty-six week periods ended June 25, 2006 and June 26, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2005 financial statements and related footnotes to conform to the current year presentation. For the thirteen-week period and twenty-six week period ended June 25, 2006, the financial statements and related footnotes have been reclassified to reflect discontinued operations.

Restricted Cash

At June 25, 2006, the Company has $2.1 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted until potential working capital adjustments related to the divestiture are resolved. These adjustments should be finalized in the first quarter 2007.

Stock Options

Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method, were previously disclosed in our consolidated financial statement footnotes in accordance with SFAS 148 “Accounting for Stock-based Compensation – Transition and Disclosures.” See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Back to Contents

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)

June 25, 2006

Balance at beginning of fiscal year	$5,211
Accruals for warranties issued	2,700
Settlement made	(2,387)
Foreign currency translation adjustment	238
Other (1)	(136)

Balance at end of period	$5,626

(1)	The balance of $136 thousand is the amount of warranty claims that were transferred to SATO as part of the BCS divestiture sale on January 29, 2006.

New Accounting Pronouncements and Other Standards

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

Note 2. STOCK-BASED COMPENSATION

At June 25, 2006, the Company has stock-based employee compensation plans as described below. For the three and six months ended June 25, 2006, the total compensation expense related to these plans was $1.4 million and $2.9 million ($1.0 million and $2.1 million, net of tax) or $.02 per diluted share and $.05 per diluted share. Prior to December 26, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price.

In 2006, we changed the method in which we issue share-based awards to our key employees. In prior years, share-based compensation for key employees consisted primarily of stock options. Upon consideration of several factors, we began in 2006 to award key employees a combination of stock options and restricted stock units. Therefore, this change resulted in an increase in stock-based compensation from restricted stock units.

Back to Contents

Stock Plans

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan. The Committee at its discretion will determine the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of June 25, 2006, there were 1,944,720 shares available for grant.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of June 25, 2006, there were no shares available for grant under the 1992 Plan.

On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to an officer in connection with his hire. The non-qualified stock options vest over a three year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of June 25, 2006, there are no shares available for grant under this plan.

During fiscal 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible executives. The number of shares for these units vary based on the performance of the Company’s operating income and operating margin. These units cliff vest at the end of fiscal 2007. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated number of shares to be awarded. The weighted average price for these RSUs was $17.87 per share. For the three and six months ended June 25, 2006, $0.1 million and $0.2 million was charged to compensation expense. As of June 25, 2006, total unamortized expense was $0.8 million. The maximum RSUs under this initial grant are 154,000 units. These RSUs reduce the shares available to grant under the 2004 Plan.

During fiscal 2006, we extended the LTIP. Under the extended plan, RSUs were awarded to eligible key employees. The number of shares for these units vary based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $28.89 per share. For the three and six months ended June 25, 2006, $0.3 million and $0.5 million was charged to compensation expense. As of ended June 25, 2006, total unamortized expense was $3.8 million. The maximum RSUs under this initial grant are 327,629 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Back to Contents

Stock Options

Option activity under the principal option plans as of June 25, 2006 and changes during the six months ended June 25, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 25, 2005	3,693,361	$15.68
Granted	301,262	28.89
Exercised	(507,549)	15.13
Forfeited or expired	(41,027)	24.88

Outstanding at June 25, 2006	3,446,047	$16.80	6.87	$18,182

Vested and expected to vest at June 25, 2006	3,364,287	$16.67	6.82	$18,019

Exercisable at June 25, 2006	2,502,930	$15.15	6.14	$15,995

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 25, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 25, 2006 was $5.7 million.

As of June 2006, $3.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

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

Back to Contents

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended, June 25, 2006	Six months ended, June 26, 2005

Weighted average fair value of grants	$11.80	$4.96
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	41.64%	32.09%
Expected life (in years)	4.54	3.65
Risk-free interest rate	4.55 – 4.68%	3.20 – 4.13%

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 26, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

(dollar amounts in thousands, except per share amounts)

	Three months ended, June 26, 2005	Six months ended, June 26, 2005

Net earnings, as reported	$9,501	$13,332
Less: Stock-based compensation expenses determined under the fair-value method	(904)	(1,609)

Pro forma net earnings	$8,597	$11,723

Basic net earnings per share:
As reported	$.25	$.35
Pro forma	$.23	$.31
Diluted net earnings per share:
As reported	$.25	$.35
Pro forma	$.22	$.30

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the six months ended June 25, 2006 was $8.0 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.4 million for the six months ended June 25, 2006. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

In 2006, we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Back to Contents

Nonvested service-based restricted stock units as of June 25, 2006 and changes during the six months ended June 25, 2006 were as follows:

	Number of Shares (in thousands)	Weighted- Average Vest Date	Weighted- Average Grant Date Fair Value

Nonvested at December 25, 2005	—		$—
Granted	189,486		$28.89
Vested	—		$—
Forfeited	(100)		$—

Nonvested at June 25, 2006	189,386	1.96	$28.89

Vested and expected to vest at June 25, 2006	163,169	1.96

Vested at June 25, 2006	—	—

As of June 25, 2006, there was $3.9 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Note 3. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	June 25, 2006	December 25, 2005

Raw materials	$15,317	$10,643
Work-in-process	4,704	4,351
Finished goods	72,687	64,534

Total	$92,708	$79,528

During the second quarter of 2006, we recorded adjustments to cost of revenues for the 2006 thirteen and twenty-six weeks ended of $0.6 million and $0.5 million respectively that related to prior periods.

Back to Contents

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $33.2 million and $33.3 million as of June 25, 2006 and December 25, 2005, respectively.

The following table reflects the components of intangible assets as of June 25, 2006 and December 25, 2005:

(dollar amounts in thousands)

		June 25, 2006		December 25, 2005

	Amortizable Life (years)	Carrying Amount	Gross Accumulated Amortization	Carrying Amount	Gross Accumulated Amortization

Customer lists	20	$30,607	$20,235	$29,093	$18,822
Trade name	30	27,371	13,473	26,106	11,936
Patents, license agreements	5 to 14	38,482	29,953	36,978	28,561
Other	3 to 6	907	490	902	497

Total		$97,367	$64,151	$93,079	$59,816

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2006	$3,228
2007	$3,005
2008	$2,991
2009	$2,649
2010	$2,351

Back to Contents

The changes in the carrying amount of goodwill for the six months ended June 25, 2006, are as follows:

(dollar amounts in thousands)

	Security	Labeling Services	Retail Merchandising	Total

Balance as of December 25, 2005	$101,298	$390	$63,625	$165,313
Additions during the year	15	—	—	15
Translation adjustment	4,548	68	3,225	7,841

Balance as of June 25, 2006	$105,861	$458	$66,850	$173,169

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we will perform our annual assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value during the fourth quarter of each fiscal year or earlier if there are indicators of impairment. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

Note 5. LONG-TERM DEBT

Long-term debt at June 25, 2006 and December 25, 2005 consisted of the following:

(dollar amounts in thousands)

	June 25, 2006	December 25, 2005

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$16,841	$25,421
€9.5 million capital lease maturing in 2021	9,914	9,590
€2.7 million capital lease maturing in 2007	661	831
Other capital leases with maturities through 2010	394	430

Total	27,810	36,272
Less current portion	979	918

Total long-term portion	$26,831	$35,354

The Senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of June 25, 2006, we were in compliance with all covenants.

Back to Contents

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$5,245	$7,538	$6,157	$9,327

Shares:
Weighted average number of common shares outstanding	39,188	37,859	39,011	37,832
Shares issuable under deferred compensation arrangements	238	165	218	134

Basic weighted average number of common shares outstanding	39,426	38,024	39,229	37,966
Common shares assumed upon exercise of stock options	1,092	650	1,231	637
Shares issuable under deferred compensation arrangements	21	26	18	22

Dilutive weighted average number of common shares outstanding	40,539	38,700	40,478	38,625

Basic earnings per share:
Earnings from continuing operations	$.13	$.20	$.16	$.24
Earnings from discontinued operations, net of tax	—	.05	.04	.11

Basic earnings per share	$.13	$.25	$.20	$.35

Diluted earnings per share:
Earnings from continuing operations	$.13	$.20	$.15	$.24
Earnings from discontinued operations, net of tax	—	.05	.04	.11

Diluted earnings per share	$.13	$.25	$.19	$.35

The Long-term Incentive Plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive potential common shares are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	643	1,416	529	1,720

Back to Contents

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

The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen and twenty-six weeks ended June 25, 2006 and June 26, 2005 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:

(amounts in thousands)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Net revenues	$88	$24,746	$7,540	$50,525

Gross profit	(40)	6,521	1,643	13,542

Selling, general, & administrative expenses	48	3,511	1,351	7,366

Operating income	(88)	2,870	292	5,947

Gain on disposal	—	—	2,756	—

(Loss) earnings from discontinued operations before income taxes	(88)	2,870	3,048	5,947

Income taxes	(33)	907	1,530	1,942

(Loss) earnings from discontinued operations, net of tax	$(55)	$1,963	$1,518	$4,005

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the twenty-six week periods ended June 25, 2006 and June 26, 2005 were as follows:

(amounts in thousands)

	Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005

Interest	$890	$2,037
Income tax payments	$6,024	$8,133

Back to Contents

Note 9. PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $1.3 million was recorded in 2006 in connection with this plan. The total employees affected by the restructuring were 359 of which 272 have been terminated. The anticipated total cost is expected to approximate $17 million to $19 million of which $17.2 million has been incurred. These terminations are anticipated to be complete by the end of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/25/06

Severance and other employee-related charges	$10,121	$1,723	$472	$8,402	$362	$3,332

2003 Restructuring Plan

In the first quarter 2006, we reversed $0.4 million of our lease reserve to income as we have obtained a sublease for the property previously reserved.

Note 10. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the thirteen-week and twenty-six week periods ended June 25, 2006 and June 26, 2005 were as follows:

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Service cost	$337	$349	$660	$713
Interest cost	875	971	1,713	1,983
Expected return on plan assets	(36)	(1)	(71)	(2)
Amortization of actuarial loss	142	16	278	35
Amortization of transition obligation	29	29	57	60
Amortization of prior service cost	—	—	1	1

Net periodic pension cost	$1,347	$1,364	$2,638	$2,790

We expect the cash requirements for funding the pension benefits to be approximately $4.0 million during fiscal 2006, including $2.1 million which was funded during the six months ended June 25, 2006.

Back to Contents

Note 11. CONTINGENT LIABILITIES AND SETTLEMENTS

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

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

On June 22, 2006, the Company settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization and were substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case as discussed above. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.

All-Tag Security S.A., et al

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for September 2006. The original U.S. application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

Back to Contents

Note 12. BUSINESS SEGMENTS

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended

	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Business segment net revenue:
Security	$116,830	$141,499	$218,944	$258,933
Labeling Services	28,018	21,112	48,743	36,887
Retail Merchandising	20,153	23,024	39,533	46,203

Total revenues	165,001	185,635	307,220	342,023

Business segment gross profit:
Security	50,145	62,817	91,045	113,467
Labeling Services	10,498	6,798	16,829	12,645
Retail Merchandising	9,431	12,399	19,456	24,027

Total gross profit	70,074	82,014	127,330	150,139

Operating expenses	63,955	71,083	121,082	136,648
Interest (income) expense, net	(597)	425	(1,319)	812
Other gain (loss), net	44	(47)	416	131

Earnings from continuing operations before income taxes and minority interest	$6,760	$10,459	$7,983	$12,810

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

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions.

On January 30, 2006, we completed the sale transaction for our barcode systems (BCS) businesses and U.S. hand-held labeling and Turn-O-Matic® businesses (“disposal group”) and as a result recorded, in the first quarter of 2006, a pre-tax gain on sale of $2.8 million. The businesses included in the disposal group were highly integrated into our operations in many of the countries in which we operate. In accordance with the guidance of SFAS 144, discontinued operations only includes revenues and expenses that are directly attributable to the businesses included in the disposal group. As a result, discontinued operations do not include any allocations for general and administrative expenses. It also does not include selling and marketing expenses for shared staff that will continue with the Company after the sale of the business.

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

For the global supply chain, we are currently conducting an evaluation to improve manufacturing operations, supply chain operations, and sourcing of materials. As a result, we have initiated the move of our EAS electronics manufacturing from Puerto Rico to the Dominican Republic and anticipate the completion by the second half of 2006. We have also closed our UK labeling plant and consolidated those operations into our main Service Bureau in Terborg, Netherlands.

Back to Contents

We are currently evaluating changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could effect our ability to recover the value of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.

As a direct result of these detailed plans initiated in the second quarter of 2005, employee headcount is down by 668 or 16% compared to the end of the first quarter 2005. This was accomplished through restructuring and attrition. We would expect these actions to generate approximately $17 million to $19 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006. Included in the employee headcount reduction are 374 employees who left the company as part of the sale of the disposal group. While the actions we are taking may negatively impact sales and profits in the short term, we believe they will yield a positive, long-term impact on operating margins.

During the second quarter 2006, we settled the class action that arose in connection with the antitrust litigation with ID Security Systems Canada, Inc. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.

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

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Back to Contents

Analysis of Statement of Operations

Thirteen Weeks Ended June 25, 2006 Compared to Thirteen Weeks Ended June 26, 2005

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change in Dollar Amount

Quarter ended	June 25, 2006 (Fiscal 2006)	June 26, 2005 (Fiscal 2005)	Fiscal 2006 vs. Fiscal 2005

Net Revenues
Security	70.8%	76.2%	(17.4)%
Labeling Services	17.0	11.4	32.7
Retail Merchandising	12.2	12.4	(12.5)

Net revenues	100.0	100.0	(11.1)
Cost of revenues	57.5	55.8	(8.4)

Total gross profit	42.5	44.2	(14.6)

Selling, general, and administrative expenses	34.2	32.4	(6.2)
Research and development	2.9	2.5	0.4
Restructuring expense	0.4	3.4	N/A
Legal settlement	1.4	—	N/A

Operating income	3.6	5.9	(44.0)
Interest income	0.7	0.3	137.9
Interest expense	0.3	0.5	(39.2)
Other gain, net	—	—	(193.6)

Earnings before income taxes and minority interest	4.0	5.7	(35.4)
Income taxes	0.9	1.6	(48.8)
Minority interest	—	—	26.9

Earnings from continuing operations	3.1	4.1	(30.4)
Earnings from discontinued operations, net of tax	—	1.1	(102.8)

Net earnings	3.1%	5.1%	(45.4)%

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the second quarter 2006 compared to the second quarter 2005 decreased by $20.6 million or 11.1% from $185.6 million to $165.0 million. Foreign currency translation had a negative impact on revenues of approximately $1.1 million or 0.6% in the second quarter of 2006 as compared to the second quarter of 2005.

(dollar amounts in millions)

Quarter ended	June 25, 2006 (Fiscal 2006)	June 26, 2005 (Fiscal 2005)	Dollar Amount Change Fiscal 2006 vs. Fiscal 2005	Percentage Change Fiscal 2006 vs. Fiscal 2005

Net Revenues:
Security	$116.8	$141.5	$(24.7)	(17.4)%
Labeling Services	28.0	21.1	6.9	32.7
Retail Merchandising	20.2	23.0	(2.8)	(12.5)

Net Revenues	$165.0	$185.6	$(20.6)	(11.1)%

Security revenues decreased by $24.7 million or 17.4% in the second quarter 2006 as compared to the second quarter 2005. Foreign currency translation had a negative impact of approximately $0.8 million or 0.6% over prior year’s comparable quarter. The remaining decrease was primarily due to decreases in EAS revenues in the U.S. ($12.3 million) and Europe ($7.4 million) which was partially offset by an increase in Asia Pacific EAS revenues of $0.7 million. The decrease in the U.S. and European EAS revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006, and the effects of restructuring on European sales operations. The Asia Pacific increase is a result of new chain-wide installations in 2006.

Labeling Services revenues increased by $6.9 million or 32.7% over last year’s comparable quarter. Foreign currency translation had a negative impact of approximately $0.3 million or 1.3%. The remaining increase was primarily due to an increase in Check-Net® and intelligent library system revenues of $4.4 million and $2.5 million, respectively.

Retail merchandising revenues decreased by $2.8 million or 12.5% in the second quarter of 2006 compared to prior year’s identical period. The decrease was primarily due to continued decreases in HLS revenues. The transition to an indirect sales model in parts of Europe plus the ongoing transition by retailers from hand-held price labeling to automated bar-coding and scanning contributed to the decline in HLS revenues.

Gross Profit

Gross profit for the second quarter 2006 was $70.1 million, or 42.5% of revenues, compared to $82.0 million, or 44.2% of revenues, for the second quarter 2005. Foreign currency translation had a negative impact on gross profit of approximately $0.3 million in the second quarter of 2006. Gross profit for the second quarter of 2006 was reduced by $0.6 million or 0.4% as a result of a prior period adjustment to cost of revenue.

Security gross profit for the second quarter of 2006 was $50.1 million, or 42.9% of revenues, compared to $62.8 million, or 44.4% of revenues, for the second quarter 2005. Security gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs, the implementation of a new manufacturing process for our RF-EAS labels, and costs to move our systems assembly operations from Puerto Rico to the Dominican Republic.

Labeling gross profit, as a percentage of Labeling revenues, increased to 37.5% in the second quarter of 2006 from 32.2% in the second quarter of 2005. The increase in labeling gross profit percentage was due primarily to the improved margins in our CheckNet® service bureau business.

Retail Merchandising gross profit, as a percentage of Retail Merchandising revenues, decreased to 46.7% in the second quarter of 2006 from 53.9% in the second quarter of 2005. This decrease, as a percentage of Retail Merchandise revenues, was due primarily to the transition to an indirect sales model in parts of Europe, and manufacturing variances in HLS label production.

Back to Contents

Field service and installation costs for the second quarter of 2006 and 2005 were 10.2% and 12.2% of net revenues, respectively. The decrease was due primarily to cost reductions and fewer large account chain-wide installations of our EAS products in the second quarter of 2006 than in second quarter of 2005.

Selling, General, and Administrative Expenses

SG&A expenses decreased $3.7 million, or 6.2% over the second quarter of 2005. Foreign currency translation decreased SG&A expenses by approximately $0.1 million. The remaining decrease was primarily due to the impact of our restructuring initiatives, partially offset by stock compensation expense of $1.4 million in the second quarter of 2006 with no such comparable charge in 2005.

Research and Development Expenses

Research and development costs were $4.7 million, or 2.9% of revenues in the second quarter 2006 and $4.7 million, or 2.5% in the second quarter 2005.

Restructuring Expenses

Restructuring expenses were $0.6 million, or 0.4% of revenues in the second quarter 2006 compared to $6.3 million or 3.4% of revenues in the second quarter 2005.

Litigation Settlement

Litigation expense was $2.3 million in the second quarter of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.

Interest Income

Interest income for the second quarter 2006 increased $0.7 million from the comparable quarter in 2005 due primarily to an increase in available cash.

Interest Expense

Interest expense for the second quarter 2006 decreased $0.4 million from the comparable quarter in 2005 due primarily to lower overall debt levels.

Income Taxes

The effective tax rates were 21.9% and 27.7% for the second quarters of 2006 and 2005, respectively. The 2006 second quarter effective tax rate is positively impacted by foreign rate differentials and the legal restructuring of our Puerto Rico and Dominican Republic manufacturing operations.

Net Earnings

Net earnings were $5.2 million, or $0.13 per diluted share, in the second quarter 2006 compared to $9.5 million, or $0.25 per diluted share, in the second quarter 2005. The weighted average number of shares used in the diluted earnings per share computation were 40.5 million and 38.7 million for the second quarters of 2006 and 2005, respectively.

Back to Contents

Twenty-six Weeks Ended June 25, 2006 Compared to Twenty-six Weeks Ended June 25, 2005

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change in Dollar Amount

Twenty-six weeks ended	June 25, 2006 (Fiscal 2006)	June 26, 2005 (Fiscal 2005)	Fiscal 2006 vs. Fiscal 2005

Net Revenues
Security	71.2%	75.7%	(15.4)%
Labeling Services	15.9	10.8	32.1
Retail Merchandising	12.9	13.5	(14.4)

Net revenues	100.0	100.0	(10.2)
Cost of revenues	58.6	56.1	(6.3)

Total gross profit	41.4	43.9	(15.2)
Selling, general, and administrative expenses	35.6	35.4	(9.6)
Research and development	2.8	2.8	(7.9)
Restructuring expense	0.3	1.8	N/A
Legal settlement	0.7	—	N/A

Operating income	2.0	3.9	(53.7)
Interest income	0.8	0.3	112.7
Interest expense	0.3	0.5	(49.2)
Other gain, net	0.1	—	217.6

Earnings before income taxes and minority interest	2.6	3.7	(37.7)
Income taxes	0.6	1.0	(48.4)
Minority interest	—	—	12.2

Earnings from continuing operations	2.0	2.7	(34.0)
Earnings from discontinued operations, net of tax	0.5	1.2	(62.1)

Net earnings	2.5%	3.9%	(42.4)%

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the first six months of 2006 compared to the same period in 2005 decreased by $34.8 million or 10.2% from $342.0 million to $307.2 million. Foreign currency translation had a negative impact on revenues of approximately $8.4 million or 2.4% in the first six months of 2006 as compared to the first six months of 2005.

(dollar amounts in millions)

Twenty-six weeks ended	June 25, 2006 (Fiscal 2006)	June 26, 2005 (Fiscal 2005)	Dollar Amount Change Fiscal 2006 vs. Fiscal 2005	Percentage Change Fiscal 2006 Vs. Fiscal 2005

Net Revenues:
Security	$218.9	$258.9	$(40.0)	(15.4)%
Labeling Services	48.8	36.9	11.9	32.1
Retail Merchandising	39.5	46.2	(6.7)	(14.4)

Net Revenues	$307.2	$342.0	$(34.8)	(10.2)%

Security revenues decreased by $40.0 million or 15.4% in the first six months of 2006 as compared to the first six months of 2005. Foreign currency translation had a negative impact of approximately $5.4 million or 2.1% over the first six months of 2006. The change in revenue was primarily due to decreases in EAS revenues in the U.S. ($18.3 million) and Europe ($10.9 million) which was partially offset by an increase in Asia Pacific EAS revenues of $2.6 million. The decrease in the U.S. and European EAS revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006 and the effects of the restructuring of European sales operations. The Asia Pacific increase is a result of new chain-wide installations in 2006.

Labeling Services revenues increased by $11.9 million or 32.1% over last year’s comparable period. Foreign currency translation had a negative impact of approximately $1.3 million or 3.5% over the first six months of 2006. The increase in revenues was primarily due to an increase in Check-Net® and intelligent library system revenues in the U.S. and Europe.

Retail Merchandising revenues decreased by $6.7 million or 14.4%, primarily resulting from the decline of HLS revenues in Europe ($4.0 million). The negative impact of foreign currency translation was approximately $1.7 million or 3.7%. The transition to an indirect sales model in parts of Europe plus the ongoing transition from hand-held price labeling to automated barcoding and scanning by retailers contributed to the decline in HLS.

Gross Profit

Gross profit for the first six months of 2006 was $127.3 million, or 41.4% of revenues, compared to $150.1 million, or 43.9% of revenues, for the first six months of 2005. Foreign currency translation had a negative impact of approximately $2.7 million or 1.8%. Gross profit for the first six months of 2006 was reduced by $0.5 million or 0.2% as a result of a prior period adjustment to cost of revenue.

Security gross profit, as a percentage of Security revenues, decreased to 41.6% in the first six months of 2006 from 43.8% in the first six months of 2005. Security gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs, the implementation of a new manufacturing process for our RF labels, and costs to move our systems assembly operations from Puerto Rico to the Dominican Republic.

Labeling gross profit, as a percentage of Labeling revenues, increased to 34.5% in the first six months of 2006 from 34.3% in the first six months of 2005.

Retail Merchandising gross profit, as a percentage of Retail Merchandising revenues, decreased to 49.2% in the first six months of 2006 from 52.0% in the first six months of 2005. This decrease, as a percentage of retail merchandise revenues, was due primarily to the transition to an indirect sales model in parts of Europe.

Field service and installation costs for the first six months of 2006 and 2005 were 10.8% and 12.0% of net revenues, respectively. The decrease was due primarily to cost reductions and fewer large account chain-wide installations of our EAS products in the first half of 2006 than in the first half of 2005.

Back to Contents

Selling, General, and Administrative Expenses

SG&A decreased $11.7 million, or 9.6% over the first six months of 2006. Foreign currency translation decreased SG&A expenses by approximately $2.6 million. The remaining decrease was due primarily to the impact of our restructuring initiatives, consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility resulting from the repayment of the term loan and refinancing of the revolving credit facility that did not re-occur in 2006. This was offset by stock compensation expense of $2.9 million in 2006 with no such comparable charge in 2005.

Research and Development Expenses

Research and development costs were $8.8 million, or 2.8% of revenues in the first six months of 2006 and $9.5 million, or 2.8% in the first six months of 2005.

Restructuring Expenses

Restructuring expenses were $0.9 million, or 0.3% of revenues for the first six months of 2006, compared to $6.3 million, or 1.8% of revenues for the first six months of 2005. The decrease was due primarily to the initial cost savings initiatives designed to improve sales productivity and the overhead structure in Europe that took place in 2005, which decreased in 2006.

Litigation Settlement

Litigation expense was $2.3 million in the second quarter of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.

Interest Income

Interest income for the first six months of 2006 increased $1.2 million from the comparable period in 2005 due primarily to an increase in available cash.

Interest Expense

Interest expense for the first six months of 2006 decreased $0.9 million from the comparable period in 2005 due primarily to lower overall debt levels.

Income Taxes

The effective tax rate for the twenty-six weeks ended June 25, 2006 was 22.2%. For the twenty-six weeks ended June 26, 2005, the effective tax rate was 26.8%. The 2006 effective tax rate is positively impacted by foreign rate differentials and the legal restructuring of our Puerto Rico and Dominican Republic manufacturing operations.

Net Earnings

Net earnings were $7.7 million, or $0.19 per diluted share, in the first six months 2006 compared to $13.3 million, or $0.35 per diluted share, in the first six months 2005. The weighted average number of shares used in the diluted earnings per share computation were 40.5 million and 38.6 million for the first six months of 2006 and 2005, respectively.

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

As of June 25, 2006, our cash and cash equivalents were $116.4 million compared to $113.2 million as of December 25, 2005. Our operating activities during the first half of 2006 used approximately $27.6 million compared to a use of $13.3 million during the first half of 2005. In 2006, our cash from operating activities was impacted negatively by a decrease in accounts payable and other current liabilities coupled with an increase in inventory. The decrease in accounts payable was due primarily to seasonal impacts on our business. The decrease in other current liabilities was due primarily to the payment of 2005 annual bonuses. Inventories increased due to lower than projected revenues during the quarter and seasonal preparation for the second half of 2006.

On January 30, 2006, we completed the sale transaction for our barcode systems (BCS) businesses and U.S. hand-held labeling and Turn-O-Matic® businesses for gross cash proceeds of $37 million ($32.1 million net of costs to sell and restricted cash) plus the assumption of $5 million in liabilities.

We continue to reinvest in the Company through spending in technology and process improvement. In the first six months of 2006, our expenditures in research and development amounted to $8.8 million. We estimate our expenditures in research and development during the remainder of 2006 will be approximately $8.0 million.

Our capital expenditures for the first half of 2006 totaled $5.4 million, compared to $6.9 million during the first half of 2005. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $9.0 million for the remainder 2006.

As of June 25, 2006, our working capital was $230.2 million compared to $209.5 million as of December 25, 2005. At the end of the second quarter 2006, our percentage of total debt to total stockholders’ equity decreased to 7.2% from 9.3% as of December 25, 2005. As of June 25, 2006, we had available line of credit totaling approximately $131.5 million.

We do not anticipate paying any cash dividends on our common stock in the near future.

Provisions for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $1.3 million was recorded in the six months ended 2006 in connection with this plan. The total employees affected by the restructuring were 359 of which 272 have been terminated. The anticipated total cost is expected to approximate $17 million to $19 million of which $17.2 million has been incurred. These terminations are anticipated to be complete by the end of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $17 million to $19 million.

Back to Contents

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/25/06

Severance and other employee-related charges	$10,121	$1,723	$472	$8,402	$362	$3,332

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of June 25, 2006, we had currency forward exchange contracts totaling approximately $13.6 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Critical Accounting Policies and Estimates

There has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 25, 2005.

Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method, were previously disclosed in our consolidated financial statement footnotes in accordance with SFAS 148 “Accounting for Stock-based Compensation – Transition and Disclosures.”

Back to Contents

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on share-based compensation.

Off-balance Sheet Arrangements and Contractual Obligations

Our significant contractual obligations and off-balance sheet arrangements have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2005.

New Accounting Pronouncements and Other Standards

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our financial position and results of operations.

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

There has been no change in our internal control over financial reporting that occurred during the three months ended June 25, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.

On June 22, 2006, the Company settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization and were substantially based upon the same allegations as contained in the ID Security Systems Canada Inc. case as discussed above. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.

All-Tag Security S.A., et al

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for September 2006. The original U.S. application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

Item 1A. RISK FACTORS

There have been no material changes from December 25, 2005 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Back to Contents

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 8, 2006. The following matters were acted upon.

ELECTION OF DIRECTORS

George Babich, Jr., Alan R. Hirsig and Sally Pearson were elected to serve three-year terms as Class III directors and George W. Off was elected to serve a one year term as a Class I Director by the following votes:

Nominee	Votes For	Votes Withheld

George Babich, Jr.	36,662,837	114,731
Alan R. Hirsig	36,668,670	108,898
Sally Pearson	36,642,307	135,261
George W. Off	34,099,006	2,678,562

Continuing as Class I directors for a term expiring in 2007 are William S. Antle, III and R. Keith Elliott. Continuing as Class II directors for a term expiring in 2008 are David W. Clark, Jr., Harald Einsmann, Ph.D. and Jack W. Partridge.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.
Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.
Exhibit 10.1	RF Tags Antitrust Litigation Settlement Agreement dated June 19, 2006.
Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.
Exhibit 31.2	Rule 13a-4(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.
/s/ W. Craig Burns	August 4, 2006

W. Craig Burns Executive Vice President, Chief Financial Officer and Treasurer
/s/ Raymond Andrews	August 4, 2006

Raymond Andrews Vice President, Chief Accounting Officer and Chief Accounting Officer

Back to Contents

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION
EXHIBIT 10.1	RF Tags Antitrust Litigation Settlement Agreement dated June 19, 2006.
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer
EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer
EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002