Form 10-Q
period 2006-09-24
CHECKPOINT SYSTEMS INC
filed 2006-11-03
CIK 215419

Click here for Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 2006, there were 39,261,572 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.

FORM 10-Q

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollar amounts in thousands)

	September 24, 2006	December 26, 2005*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,431	$113,223
Restricted cash	2,093	—
Accounts receivable, net of allowance of $11,176 and $11,174	151,868	138,871
Inventories	98,544	79,528
Other current assets	30,730	38,344
Deferred income taxes	11,584	11,747
Assets of discontinued operations held for sale	—	34,254

Total Current Assets	416,250	415,967

REVENUE EQUIPMENT ON OPERATING LEASE, net	5,371	4,699
PROPERTY, PLANT, AND EQUIPMENT, net	72,568	72,377
GOODWILL	176,507	165,313
OTHER INTANGIBLES, net	33,019	33,263
DEFERRED INCOME TAXES	34,296	31,509
OTHER ASSETS	10,077	13,240

TOTAL ASSETS	$748,088	$736,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$5,270	$1,776
Accounts payable	47,885	61,006
Accrued compensation and related taxes	27,904	34,547
Other accrued expenses	29,700	27,294
Income taxes	20,971	25,567
Unearned revenues	19,520	22,047
Restructuring reserve	3,315	11,715
Other current liabilities	17,103	16,031
Liabilities of discontinued operations held for sale	—	6,458

Total Current Liabilities	171,668	206,441

LONG-TERM DEBT, LESS CURRENT MATURITIES	21,797	35,354
ACCRUED PENSIONS	78,117	71,194
DEFERRED INCOME TAXES	19,908	19,588
OTHER LONG-TERM LIABILITIES	4,139	4,349
MINORITY INTEREST	1,053	1,120
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 41,294,984 and 40,737,110	4,129	4,073
Additional capital	343,132	326,950
Retained earnings	132,429	112,635
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive loss	(7,663)	(24,715)

TOTAL STOCKHOLDERS’ EQUITY	451,406	398,322

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$748,088	$736,368

*	Taken from the Company’s audited consolidated financial statements at December 25, 2005.

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollar amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net revenues	$167,799	$185,555	$475,019	$527,578
Cost of revenues	95,834	105,529	275,724	297,413

Gross profit	71,965	80,026	199,295	230,165
Selling, general, and administrative expenses	54,373	55,811	163,595	176,683
Research and development	4,865	4,450	13,618	13,952
Restructuring expense	1,612	3,498	2,468	9,772
Litigation settlement	—	—	2,251	—

Operating income	11,115	16,267	17,363	29,758
Interest income	1,264	582	3,538	1,651
Interest expense	447	717	1,402	2,598
Other gain, net	300	67	716	198

Earnings before income taxes and minority interest	12,232	16,199	20,215	29,009
Income taxes	49	3,260	1,820	6,694
Minority interest	52	39	107	88

Earnings from continuing operations	12,131	12,900	18,288	22,227
(Loss) earnings from discontinued operations, net of tax	(12)	1,320	1,506	5,325

Net earnings	$12,119	$14,220	$19,794	$27,552

Basic earnings per share:
Earnings from continuing operations	$.31	$.34	$.46	$.58
Earnings from discontinued operations, net of tax	—	.03	.04	.14

Basic earnings per share	$.31	$.37	$.50	$.72

Diluted earnings per share:
Earnings from continuing operations	$.30	$.33	$.45	$.57
Earnings from discontinued operations, net of tax	—	.03	.04	.14

Diluted earnings per share	$.30	$.36	$.49	$.71

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

			Additional Capital	Retained Earnings			Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock				Treasury Stock

	Shares	Amount			Shares	Amount

Balance, December 25, 2005	40,737	$4,073	$326,950	$112,635	(2,036)	$(20,621)	$(24,715)	$398,322
Net earnings				19,794				19,794
Exercise of stock-based compensation	558	56	8,341					8,397
Tax benefit on stock-based compensation			1,460					1,460
Stock-based compensation expense			4,577					4,577
Deferred compensation plan			1,804					1,804
Foreign currency translation adjustment							17,052	17,052

Balance, September 24, 2006	41,295	$4,129	$343,132	$132,429	(2,036)	$(20,621)	$(7,663)	$451,406

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net earnings	$12,119	$14,220	$19,794	$27,552
Foreign currency translation adjustment	5,922	(2,384)	17,052	(29,344)

Comprehensive income (loss)	$18,041	$11,836	$36,846	$(1,792)

See accompanying notes to the condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollar amounts in thousands)

Nine Months Ended (39 Weeks)	September 26, 2006	September 25, 2005

Cash flows from operating activities:
Net earnings	$19,794	$27,552
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,329	17,643
Provision for losses on accounts receivable	1,599	1,816
Deferred taxes	826	(4,701)
Stock-based compensation	4,577	284
Excess tax benefit on stock compensation	(1,313)	—
Impairment of long-lived assets and goodwill	—	1,078
Gain on sale of discontinued operations	(1,299)	—
Loss on disposal of fixed assets	4	206
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(4,905)	(22,501)
Inventories	(18,096)	(11,285)
Other current assets	10,369	2,421
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(15,010)	(15,844)
Income taxes	(5,846)	(4,101)
Unearned revenues	(3,752)	(3,560)
Restructuring reserve	(8,887)	7,760
Other current and accrued liabilities	(9,189)	382

Net cash used in operating activities	(16,799)	(2,850)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(8,311)	(7,796)
Proceeds from the sale of discontinued operations	31,859	—
Acquisitions, net of cash acquired	—	(1,989)
Other investing activities	174	295

Net cash provided by (used in) investing activities	23,722	(9,490)

Cash flows from financing activities:
Proceeds from stock issuances	8,397	6,887
Excess tax benefit on stock compensation	1,313	—
Net change in short-term debt	3,430	2,664
Proceeds of long-term debt	—	40,000
Repayment of long-term debt	(15,281)	(58,207)

Net cash used in financing activities	(2,141)	(8,656)

Effect of foreign currency rate fluctuations on cash and cash equivalents	3,426	(6,439)

Net increase (decrease) in cash and cash equivalents	8,208	(27,435)
Cash and cash equivalents:
Beginning of period	113,223	102,694

End of period	$121,431	$75,259

See accompanying notes to condensed consolidated financial statements.

Back to Contents

CHECKPOINT SYSTEMS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. This quarterly report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at September 24, 2006 and December 25, 2005 and our results of operations for the thirteen and thirty-nine weeks ended September 24, 2006 and September 25, 2005 and cash flows for the thirty-nine week periods ended September 24, 2006 and September 25, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Certain reclassifications have been made to the 2005 financial statements and related footnotes to conform to the current year presentation.

Restricted Cash

At September 24, 2006, the Company has $2.1 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted until potential working capital adjustments related to the divestiture are resolved. These adjustments should be finalized in the first quarter 2007.

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

The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)

September 24, 2006

Balance at beginning of fiscal year	$5,211
Accruals for warranties issued	2,564
Accruals for pre-existing warranties	856

Total accruals	3,420
Settlement made	(3,382)
Foreign currency translation adjustment	237
Other (1)	(125)

Balance at end of period	$5,361

(1)	The balance of $125 thousand is the amount of warranty claims that were transferred to SATO as part of the BCS divestiture sale on January 29, 2006.

New Accounting Pronouncements and Other Standards

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our results of operations.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

The FASB also issued in September 2006 SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 158 will have on our financial position and results of operations.

Back to Contents

Note 2. STOCK-BASED COMPENSATION

At September 24, 2006, the Company had stock-based employee compensation plans as described below. For the three and nine months ended September 24, 2006, the total compensation expense related to these plans was $1.7 million and $4.6 million ($1.3 million and $3.4 million, net of tax) or $.03 per diluted share and $.08 per diluted share. Prior to December 26, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price.

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

Stock Plans

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan. The Committee at its discretion will determine the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of September 24, 2006, there were 2,056,623 shares available for grant under the 2004 plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of September 24, 2006, there were no shares available for grant under the 1992 Plan.

On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to an officer in connection with his hire. The non-qualified stock options vest over a three-year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of September 24, 2006, there are no shares available for grant under this plan.

During fiscal 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible executives. The number of shares for these units varies based on the performance of the Company’s operating income and operating margin. These units cliff vest at the end of fiscal 2007. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated number of shares to be awarded. The weighted average price for these RSUs was $17.87 per share. For the three and nine months ended September 24, 2006, $0.1 million and $0.3 million was charged to compensation expense. As of September 24, 2006, total unamortized compensation expense for the initial grant was $0.6 million. The maximum RSUs under this initial grant are 154,000 units. These RSUs reduce the shares available to grant under the 2004 Plan.

During fiscal 2006, we expanded the scope of the LTIP. Under the expanded plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $28.89 per share. For the three and nine months ended September 24, 2006, $0.4 million and $0.9 million was charged to compensation expense. As of September 24, 2006, total unamortized compensation expense for this grant was $3.4 million. The maximum RSUs under this grant are 327,629 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Back to Contents

Stock Options

Option activity under the principal option plans as of September 24, 2006 and changes during the nine months ended September 24, 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 25, 2005	3,693,361	$15.68
Granted	312,762	28.60
Exercised	(512,134)	15.12
Forfeited or expired	(162,528)	24.92

Outstanding at September 24, 2006	3,331,461	$16.46	6.81	$7,878

Vested and expected to vest at September 24, 2006	3,266,986	$16.34	6.77	$7,877

Exercisable at September 24, 2006	2,497,316	$14.76	6.19	$7,870

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 24, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 24, 2006 was $5.7 million.

As of September 2006, $3.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

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

Back to Contents

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended, September 24, 2006	Nine months ended, September 25, 2005

Weighted average fair value of grants	$11.59	$4.97
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	41.64%	32.09%
Expected life (in years)	4.54	3.66
Risk-free interest rate	4.55 – 5.07%	3.20 - 4.16%

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended September 25, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

(dollar amounts in thousands, except per share amounts)

	Three months ended, September 25, 2005	Nine months ended, September 25, 2005

Net earnings, as reported	$14,220	$27,552
Less: Stock-based compensation expenses determined under the fair-value method	(1,337)	(2,088)

Pro forma net earnings	$12,883	$25,464

Basic net earnings per share:
As reported	$.37	$.72
Pro forma	$.34	$.67
Diluted net earnings per share:
As reported	$.36	$.71
Pro forma	$.33	$.65

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the nine months ended September 24, 2006 was $8.4 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.5 million for the nine months ended September 24, 2006. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Back to Contents

Restricted Stock Units

In 2006, we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of September 24, 2006 and changes during the nine months ended September 24, 2006 were as follows:

	Number of Shares (in thousands)	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value

Nonvested at December 25, 2005	—		$—
Granted	189,486		$26.64
Vested	—		$—
Forfeited	(2,002)		$28.89

Nonvested at September 24, 2006	187,484	1.71	$26.66

Vested and expected to vest at September 24, 2006	164,804	1.71

Vested at September 24, 2006	—	—

As of September 24, 2006, there was $3.4 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Note 3. INVENTORIES

Inventories consist of the following:

(dollar amounts in thousands)

	September 24, 2006	December 25, 2005

Raw materials	$15,113	$10,643
Work-in-process	6,419	4,351
Finished goods	77,012	64,534

Total	$98,544	$79,528

During the third quarter 2006, we increased our inventory reserve by $4.7 million related to aging customer specific inventory and production issues with new label manufacturing processes.

Back to Contents

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $33.0 million and $33.3 million as of September 24, 2006 and December 25, 2005, respectively.

The following table reflects the components of intangible assets as of September 24, 2006 and December 25, 2005:

(dollar amounts in thousands)

		September 24, 2006		December 25, 2005

	Amortizable Life (years)	Carrying Amount	Gross Accumulated Amortization	Carrying Amount	Gross Accumulated Amortization

Customer lists	20	$31,267	$20,908	$29,093	$18,822
Trade name	30	27,899	13,892	26,106	11,936
Patents, license agreements	5 to 14	39,138	30,887	36,978	28,561
Other	3 to 6	913	511	902	497

Total		$99,217	$66,198	$93,079	$59,816

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2006	$3,258
2007	$3,035
2008	$3,022
2009	$2,675
2010	$2,374

The changes in the carrying amount of goodwill for the nine months ended September 24, 2006, are as follows:

(dollar amounts in thousands)

	Security	Labeling Services	Retail Merchandising	Total

Balance as of December 25, 2005	$101,298	$390	$63,625	$165,313
Additions during the year	15	—	—	15
Translation adjustment	6,580	70	4,529	11,179

Balance as of September 24, 2006	$107,893	$460	$68,154	$176,507

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

Back to Contents

Note 5. LONG-TERM DEBT

Long-term debt at September 24, 2006 and December 25, 2005 consisted of the following:

(dollar amounts in thousands)

	September 24, 2006	December 25, 2005

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$11,835	$25,421
€9.5 million capital lease maturing in 2021	10,033	9,590
€2.7 million capital lease maturing in 2007	565	831
Other capital leases with maturities through 2010	346	430

Total	22,779	36,272
Less current portion	982	918

Total long-term portion	$21,797	$35,354

The Senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of September 24, 2006, we were in compliance with all covenants.

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$12,131	$12,900	$18,288	$22,227

Shares:
Weighted average number of common shares outstanding	39,247	38,134	39,090	37,938
Shares issuable under deferred compensation arrangements	255	143	230	153

Basic weighted average number of common shares outstanding	39,502	38,277	39,320	38,091
Common shares assumed upon exercise of stock options and awards	562	937	955	782
Shares issuable under deferred compensation arrangements	16	16	18	12

Dilutive weighted average number of common shares outstanding	40,080	39,230	40,293	38,885

Basic earnings per share:
Earnings from continuing operations	$.31	$.34	$.46	$.58
Earnings from discontinued operations, net of tax	—	.03	.04	.14

Basic earnings per share	$.31	$.37	$.50	$.72

Diluted earnings per share:
Earnings from continuing operations	$.30	$.33	$.45	$.57
Earnings from discontinued operations, net of tax	—	.03	.04	.14

Diluted earnings per share	$.30	$.36	$.49	$.71

Back to Contents

The Long-term Incentive Plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive potential common shares are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents was as follows:

(share amounts in thousands)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	1,484	358	847	1,161

Note 7. DISCONTINUED OPERATIONS

On January 30, 2006 the Company completed the sale of its global barcode businesses, included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising Segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.3 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. The recorded gain on sale is subject to certain post-closing working capital adjustments to be finalized in the first quarter of 2007.

The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen and thirty-nine weeks ended September 24, 2006 and September 25, 2005 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:

(dollar amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Net revenue	$132	$22,482	$7,672	$73,007

Gross profit	(4)	6,153	1,639	19,695
Research and development	—	93	—	322
Selling, general, & administrative expense	18	3,070	1,369	10,436
Goodwill impairment	—	664	—	664

Operating (loss) income	(22)	2,326	270	8,273
Gain on disposal	—	—	2,756	—

(Loss) earnings from discontinued operations before income taxes	(22)	2,326	3,026	8,273
Income taxes	(10)	1,006	1,520	2,948

(Loss) earnings from discontinued operations, net of tax	$(12)	$1,320	$1,506	$5,325

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirty-nine week periods ended September 24, 2006 and September 25, 2005 were as follows:

(amounts in thousands)

	Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005

Interest	$1,272	$2,676
Income tax payments	$8,235	$13,159

Back to Contents

Note 9. PROVISION FOR RESTRUCTURING

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $3.1 million was recorded in 2006 in connection with these plans. The total employees affected by the restructuring were 742 of which 486 have been terminated. The anticipated total cost is expected to approximate $19 million to $21 million of which $19.0 million has been incurred. These terminations are anticipated to be complete by the end of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/24/06

Severance and other employee-related charges	$10,121	$3,780	$725	$10,347	$486	$3,315

2003 Restructuring Plan

In the first quarter 2006, we reversed $0.4 million of our lease reserve to income as we have obtained a sublease for the property previously reserved.

In the third quarter 2006, we reversed $0.2 million of previous severance accruals under the 2003 plan.

Note 10. EMPLOYEE BENEFIT PLANS

The defined benefit plan components of net periodic benefit cost for the thirteen week and thirty-nine week periods ended September 24, 2006 and September 25, 2005 were as follows:

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Service cost	$345	$338	$1,005	$1,052
Interest cost	889	939	2,602	2,922
Expected return on plan assets	(36)	(1)	(107)	(3)
Amortization of actuarial loss	147	17	425	52
Gain from curtailment	—	(794)	—	(794)
Amortization of transition obligation	30	28	87	88
Amortization of prior service costs	—	1	1	2

Net periodic pension cost	$1,375	$528	$4,013	$3,319

We expect the cash requirements for funding the pension benefits to be approximately $4.1 million during fiscal 2006, including $3.1 million which was funded during the nine months ended September 24, 2006.

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

All-Tag Security S.A., et al

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for January 2007. The original U.S. application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

Note 12. BUSINESS SEGMENTS

(dollar amounts in thousands)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended

	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Business segment net revenue:
Security	$123,891	$146,991	$342,835	$405,924
Labeling Services	23,652	18,128	72,395	55,015
Retail Merchandising	20,256	20,436	59,789	66,639

Total revenues	167,799	185,555	475,019	527,578
Business segment gross profit:
Security	54,936	64,486	145,981	177,953
Labeling Services	7,755	4,942	24,584	17,587
Retail Merchandising	9,274	10,598	28,730	34,625

Total gross profit	71,965	80,026	199,295	230,165
Operating expenses	60,850	63,759	181,932	200,407
Interest (income) expense, net	(817)	135	(2,136)	947
Other gain, net	300	67	716	198

Earnings from continuing operations before income taxes and minority interest	$12,232	$16,199	$20,215	$29,009

Note 13. INCOME TAXES

Income taxes are provided on an interim basis at an estimated effective annual tax rate. Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted statutory tax rates in effect at the balance sheet date. The 2006 effective tax rate is positively impacted by a reduction of valuation allowances and tax reserves of $3.7 million. The reduction of the valuation allowance was due to the reassessment of our plans to rationalize operations, which led to a change in expected future profitability. The release in tax reserves was due to the expiration of statutes of limitations in certain tax jurisdictions.

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

Back to Contents

We continue to evaluate additional changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could affect our ability to recover the value of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.

As a direct result of these detailed plans first initiated in the second quarter of 2005, employee headcount is down by 822 or 20% compared to the end of the first quarter 2005. This was accomplished through restructuring and attrition. We would expect these actions to generate approximately $20 million to $23 million in annual cost savings, with a substantial portion of these cost savings being realized in 2006. Included in the employee headcount reduction are 374 employees who left the company as part of the sale of the disposal group. While the actions we are taking may negatively impact sales and profits in the short term, we believe they will yield a positive, long-term impact on operating margins.

We expect to implement changes in the fourth quarter of 2006 that will streamline our management structure as well as focus our RFID strategy on our core retail customers and our existing library business. As a result, we expect to incur additional restructuring expense in the fourth quarter 2006 related to these actions.

During the second quarter 2006, we settled the class action lawsuit that arose in connection with the antitrust litigation with ID Security Systems Canada, Inc. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.

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

Back to Contents

Analysis of Statement of Operations

Thirteen Weeks Ended September 24, 2006 Compared to Thirteen Weeks Ended September 25, 2005

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change In Dollar Amount

Quarter ended	September 24, 2006 (Fiscal 2006)	September 25, 2005 (Fiscal 2005)	Fiscal 2006 vs. Fiscal 2005

Net Revenues
Security	73.8%	79.2%	(15.7)%
Labeling Services	14.1	9.8	30.5
Retail Merchandising	12.1	11.0	(0.9)

Net revenues	100.0	100.0	(9.6)
Cost of revenues	57.1	56.9	(9.2)

Total gross profit	42.9	43.1	(10.1)
Selling, general, and administrative expenses	32.4	30.1	(2.6)
Research and development	2.9	2.4	9.3
Restructuring	1.0	1.9	(53.9)
Legal settlement	—	—	—

Operating income	6.6	8.8	(31.7)
Interest income	0.7	0.3	N/A
Interest expense	0.3	0.4	(37.7)
Other gain, net	0.2	—	N/A

Earnings before income taxes and minority interest	7.2	8.7	(24.5)
Income taxes	—	1.7	N/A
Minority interest	—	—	33.3

Earnings from continuing operations	7.2	7.0	(6.0)
(Loss) earnings from discontinued operations, net of tax	—	0.7	N/A
Net earnings	7.2%	7.7%	(14.8)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter 2006 compared to the third quarter 2005 decreased by $17.7 million or 9.6% from $185.5 million to $167.8 million. Foreign currency translation had a positive impact on revenues of approximately $3.5 million or 1.9% in 2006 as compared to 2005.

(dollar amounts in millions)
Quarter ended	September 24, 2006 (Fiscal 2006)	September 25, 2005 (Fiscal 2005)	Dollar Amount Change Fiscal 2006 vs. Fiscal 2005	Percentage Change Fiscal 2006 vs. Fiscal 2005

Net Revenues:
Security	$123.9	$147.0	$(23.1)	(15.7)%
Labeling Services	23.7	18.1	5.6	30.5
Retail Merchandising	20.2	20.4	(0.2)	(0.9)

Net Revenues	$167.8	$185.5	$(17.7)	9.6%

Security revenues decreased by $23.1 million or 15.7% in the third quarter 2006 as compared to the third quarter 2005. Foreign currency translation had a positive impact of approximately $2.2 million or 1.5% over prior year’s comparable quarter. The decrease in Security was primarily due to lower EAS revenues of $21.1 million coupled with lower CCTV revenues of $3.3 million. The decline in EAS was primarily due to decreases in the U.S. and Europe of $15.5 million and $6.4 million, respectively partially offset by an increase in Asia Pacific EAS revenues of $1.0 million. The decrease in the U.S. and European EAS revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006, and the effects of restructuring on European sales operations. The Asia Pacific increase is a result of new chain-wide installations in 2006. The decrease in CCTV was a result of slower store roll-outs in 2006 compared to 2005.

Back to Contents

Labeling Services revenues increased by $5.6 million or 30.5% over last year’s comparable quarter. Foreign currency translation had a positive impact of approximately $0.6 million or 3.1% over prior year’s comparable quarter. The increase was primarily due to increased Check-Net® revenues in Europe and Asia Pacific of $2.9 million and $0.4 million, respectively coupled with increased Intelligent Library Systems revenue of $0.9 million. The increase in Check-Net® revenues resulted from the increased focus on expanding our customer base attributable to our integrated apparel source tag labels. The increase in Intelligent Library Systems revenue was attributable to an increase in installation activity in the U.S.

Retail Merchandising revenues decreased by $0.2 million or 0.9% in the third quarter of 2006 compared to prior year’s identical period. Foreign currency translation had a positive impact of approximately $0.7 million or 3.7% over prior year’s comparable quarter. The decrease primarily resulted from the generalized decline of HLS revenues of $2.0 million offset by an increase in our Retail Merchandising Systems revenue of $1.1 million. The HLS decline of $2.0 million is due primarily to the continued transition from hand-held price labeling to automated bar-coding and scanning by retailers. The Retail Merchandising Systems increase was due to higher demand particularly in Europe.

Gross Profit

Gross profit for the third quarter of 2006 was $72.0 million, or 42.9% of revenues, compared to $80.0 million, or 43.1% of revenues, for the third quarter 2005. Foreign currency translation had a positive impact on gross profit of approximately $1.2 million or 1.5% in 2006 as compared to 2005.

Security gross profit, as a percentage of Security revenues, increased to 44.3% in the third quarter of 2006 from 43.9% in the third quarter of 2005. The increase in Security gross profit margin percentage was attributed to improved product margins compared to 2005 partially offset by an increase in inventory reserves of $4.7 million. The improvement in product margins was due to lower margins in 2005 from the large-chain wide roll-outs. The increase in inventory reserves was due to aging customer specific inventory and production issues with new label manufacturing processes.

Labeling Services gross profit, as a percentage of Labeling Services revenues, increased to 32.8% in the third quarter of 2006 from 27.3% in the third quarter of 2005. The increase in Labeling gross profit, as a percentage of Labeling revenues, resulted from higher gross margins in our Intelligent Library System (ILS) product line in the U.S. and improved margins in our CheckNet® business.

The Retail Merchandising gross profit, as a percentage of Retail Merchandising revenues, decreased to 45.8% in the third quarter of 2006 from 51.8% in the third quarter of 2005. This decrease was primarily due to lower margins in Europe resulting from the shift in HLS to franchising.

Field service and installation costs for 2006 and 2005 were 11.2% and 11.8% of net revenues, respectively. The decrease was due primarily to the restructuring initiatives and fewer large account chain wide installations of our EAS products in the third quarter of 2006.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million, or 2.6% over the third quarter 2005. Foreign currency increased selling, general, and administrative expenses by approximately $1.0 million or 1.8% in 2006 as compared to 2005. The selling, general, and administrative expenses decrease was due primarily to reductions associated with our restructuring initiatives, partially offset by stock compensation expense of $1.7 million in the third quarter of 2006 with no such comparable charge in 2005. As a percentage of revenues, selling, general, and administrative expenses increased to 32.4% in the third quarter of 2006 from 30.1% in the third quarter of 2005.

Back to Contents

Research and Development Expenses

Research and development (R&D) costs were $4.9 million, or 2.9% of revenues in the third quarter of 2006, as compared to $4.5 million, or 2.4% in the third quarter of 2005.

Restructuring Expenses

Restructuring expenses were $1.6 million in the third quarter 2006 compared to $3.5 million in the third quarter 2005. Restructuring expenses in 2006 were a result of additional cost reductions initiatives to improve our future operating performance.

Interest Income and Interest Expense

Interest expense decreased, in the third quarter of 2006, $0.3 million due to lower debt levels in 2006 compared to 2005. Interest income increased $0.7 million due to more cash invested and higher interest rates in 2006 compared to 2005.

Income Taxes

The continuing operations effective tax rate for the third quarter 2006 was 0.4%, including a $3.7 million reduction in valuation allowances and tax reserves. The reduction of the valuation allowance was due to the reassessment of our plans to rationalize operations, which led to a change in expected future profitability. The release in tax reserves was due to the expiration of statues of limitations in certain tax jurisdictions. For the third quarter 2005, the continuing operations effective tax rate was 20.1%, including a $1.0 million reduction in tax reserves.

Earnings from Continuing Operations

Earnings from continuing operations for the third quarter 2006 decreased $0.8 million from $12.9 million in 2005 to $12.1 million in 2006.

Earnings from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, for the third quarter 2005 were $1.3 million in 2005 with minimal activity in 2006. The 2005 earnings from discontinued operations were primarily due to the bar-code business being in operation in 2005.

Net Earnings

Net earnings were $12.1 million, or $.30 per diluted share, in the third quarter 2006 compared to a net earnings of $14.2 million, or $.36 per diluted share, in the third quarter 2005. The weighted average number of shares used in the diluted earnings per share computation was 40.1 million and 39.2 million for the third quarters of 2006 and 2005, respectively.

Back to Contents

Thirty-nine Weeks Ended September 24, 2006 Compared to Thirty-nine Weeks Ended September 25, 2005

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues		Percentage Change In Dollar Amount

Thirty-nine weeks ended	September 24, 2006 (Fiscal 2006)	September 25, 2005 (Fiscal 2005)	Fiscal 2006 vs. Fiscal 2005

Net Revenues
Security	72.2%	77.0%	(15.5)%
Labeling Services	15.2	10.4	31.6
Retail Merchandising	12.6	12.6	(10.3)

Net revenues	100.0	100.0	(10.0)
Cost of revenues	58.0	56.4	(7.3)

Total gross profit	42.0	43.6	(13.4)
Selling, general, and administrative expenses	34.4	33.5	(7.4)
Research and development	2.9	2.6	(2.4)
Restructuring expense	0.5	1.9	(74.7)
Legal settlement	0.5	—	N/A

Operating income	3.7	5.6	(41.6)
Interest income	0.7	0.3	N/A
Interest expense	0.3	0.4	(46.0)
Other gain, net	0.1	—	N/A

Earnings before income taxes and minority interest	4.2	5.5	(30.3)
Income taxes	0.4	1.3	N/A
Minority interest	—	—	21.6

Earnings from continuing operations	3.8	4.2	(17.7)
Earnings from discontinued operations, net of tax	0.3	1.0	N/A
Net earnings	4.1%	5.2%	(28.2)%

N/A – Comparative percentages are not meaningful.

Back to Contents

Net Revenues

Revenues for the first nine months of 2006 compared to the same period in 2005 decreased by $52.6 million or 10.0% from $527.6 million to $475.0 million. Foreign currency translation had a negative impact on revenues of approximately $4.8 million or 0.9% in the first nine months of 2006 as compared to the first nine months of 2005.

(dollar amounts in millions)

Thirty-nine weeks ended	September 26, 2006 (Fiscal 2006)	September 25, 2005 (Fiscal 2005)	Dollar Amount Change Fiscal 2006 vs. Fiscal 2005	Percentage Change Fiscal 2006 vs. Fiscal 2005

Net Revenues:
Security	$342.8	$405.9	$(63.1)	(15.5)%
Labeling Services	72.4	55.1	17.3	31.6
Retail Merchandising	59.8	66.6	(6.8)	(10.3)

Net Revenues	$475.0	$527.6	$(52.6)	(10.0)%

Security revenues decreased by $63.1 million or 15.5% in the first nine months of 2006 as compared to the first nine months of 2005. Foreign currency translation had a negative impact of approximately $3.2 million or 0.8% over the first nine months of 2006. The remaining decline in security revenue was attributable to decreases in EAS revenues of $48.1 million and CCTV revenues of $8.6 million. The decrease of EAS revenue was primarily due to decreases in the U.S. and Europe of $33.8 million and $17.2 million, respectively which was partially offset by an increase in Asia Pacific EAS revenues of $3.6 million. The decrease in the U.S. and European EAS revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006 and the effects of the restructuring of European sales operations. The Asia Pacific increase is a result of new chain-wide installations in 2006. The CCTV decline was due primarily to decreases in the U.S. and Europe of $5.3 million and $3.2 million, respectively. The decrease in CCTV was due to fewer large account chain-wide roll-outs this year compared to the prior year.

Labeling Services revenues increased by $17.3 million or 31.6% over last year’s comparable period. Foreign currency translation had a negative impact of approximately $0.7 million or 1.3% over the first nine months of 2006. The increase in revenues was primarily due to an increase in Check-Net® and Intelligent Library System revenues of $13.7 million and $4.4 million, respectively.

Retail Merchandising revenues decreased by $6.8 million or 10.3%. The negative impact of foreign currency translation was approximately $0.9 million or 1.4%. The remaining decrease was primarily resulting from the decline of HLS revenues in Europe of $6.0 million. The transition to an indirect sales model in parts of Europe plus the ongoing transition from hand-held price labeling to automated bar-coding and scanning by retailers contributed to the decline in HLS.

Gross Profit

Gross profit for the first nine months of 2006 was $199.3 million, or 42.0% of revenues, compared to $230.2 million, or 43.6% of revenues, for the first nine months of 2005. Foreign currency translation had a negative impact of approximately $1.5 million or 0.7%.

Security gross profit, as a percentage of Security revenues, decreased to 42.6% in the first nine months of 2006 from 43.8% in the first nine months of 2005. Security gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs, the implementation of a new manufacturing process for our RF labels, and costs to move our systems assembly operations from Puerto Rico to the Dominican Republic coupled with an increase in our inventory reserves. The increase in our inventory reserves were due to aging customer specific inventory and production issues with new label manufacturing processes.

Back to Contents

Labeling gross profit, as a percentage of Labeling revenues, increased to 34.0% in the first nine months of 2006 from 32.0% in the first nine months of 2005. The improved margin was due primarily to higher margins in our library business.

Retail Merchandising gross profit, as a percentage of Retail Merchandising revenues, decreased to 48.1% in the first nine months of 2006 from 52.0% in the first nine months of 2005. This decrease, as a percentage of Retail Merchandise revenues, was due primarily to the transition to an indirect sales model in parts of Europe.

Field service and installation costs for the first nine months of 2006 and 2005 were 10.9% and 11.9% of net revenues, respectively. The decrease was due primarily to cost reductions and fewer large account chain-wide installations of our EAS products in the first nine months of 2006 than in the first nine months of 2005.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $13.1 million, or 7.4% over the first nine months of 2006. Foreign currency translation decreased selling, general, and administrative expenses by approximately $1.6 million. The remaining decrease was due primarily to the impact of our restructuring initiatives coupled with consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility resulting from the repayment of the term loan and refinancing of the revolving credit facility that did not re-occur in 2006. This was offset by stock compensation expense of $4.6 million in 2006 with no such comparable charge in 2005.

Research and Development Expenses

Research and development costs were $13.6 million, or 2.9% of revenues in the first nine months of 2006 and $14.0 million, or 2.6% in the first nine months of 2005.

Restructuring Expenses

Restructuring expenses were $2.5 million, or 0.5% of revenues for the first nine months of 2006, compared to $9.8 million, or 1.9% of revenues for the first nine months of 2005. The decrease was due primarily to the initial cost savings initiatives designed to improve sales productivity and the overhead structure in Europe that took place in 2005, which decreased in 2006.

Litigation Settlement

Litigation expense was $2.3 million for the first nine months of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.

Interest Income

Interest income for the first nine months of 2006 increased $1.9 million from the comparable period in 2005 due primarily to an increase in cash associated with the sale of our bar-code business to SATO.

Interest Expense

Interest expense for the first nine months of 2006 decreased $1.2 million from the comparable period in 2005 due primarily to lower overall debt levels.

Income Taxes

The effective tax rate for the thirty-nine weeks ended September 24, 2006 was 9.0%. For the thirty-nine weeks ended September 25, 2005, the effective tax rate was 23.1%. The 2006 effective tax rate is positively impacted by a reduction of valuation allowances and tax reserves of $3.7 million. The reduction of the valuation allowance was due to the reassessment of our plans to rationalize operations, which led to a change in expected future profitability. The release in tax reserves was due to the expiration of statues of limitations in certain tax jurisdictions. For 2005, the continuing operations effective tax rate included a $1.0 million reduction in tax reserves.

Back to Contents

Earnings from Continuing Operations

Earnings from continuing operations for the first nine months of 2006 decreased $3.9 million from $22.2 million in 2005 to $18.3 million in 2006.

Earnings from Discontinued Operations, Net of Tax

Earnings from discontinued operations, net of tax, for the first nine months of 2006 decreased $3.8 million from $5.3 million in 2005 to $1.5 million in 2006. The 2005 earnings from discontinued operations were primarily due to the bar-code business being in operation in 2005. The 2006 earnings were due primarily to the $1.3 million gain on the sale of the bar-code business.

Net Earnings

Net earnings were $19.8 million, or $0.49 per diluted share, in the first nine months 2006 compared to $27.6 million, or $0.71 per diluted share, in the first nine months 2005. The weighted average number of shares used in the diluted earnings per share computation were 40.3 million and 38.9 million for the first nine months of 2006 and 2005, respectively.

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

As of September 24, 2006, our cash and cash equivalents were $121.4 million compared to $113.2 million as of December 25, 2005. Our operating activities during the first nine months of 2006 used approximately $16.8 million compared to a use of $2.9 million during the first nine months of 2005. In comparison, our 2006 cash from operating activities was impacted negatively by lower net earnings, payment of restructuring liabilities and an increase in inventory levels due to lower than anticipated sales levels partially offset by the receipt of a $10.9 million tax refund. In addition, the 2005 cash from operating activities was negatively impacted by an increase in accounts receivable due to large chain-wide installations without such installations in 2006.

On January 30, 2006, we completed the sale transaction for our barcode systems (BCS) businesses and U.S. hand-held labeling and Turn-O-Matic® businesses for gross cash proceeds of $37 million ($32.1 million net of costs to sell and restricted cash) plus the assumption of $5 million in liabilities.

We continue to reinvest in the Company through spending in technology and process improvement. In the first nine months of 2006, our expenditures in research and development amounted to $13.6 million. We estimate our expenditures in research and development during the remainder of 2006 will be approximately $4.5 million.

Our capital expenditures for the first nine months of 2006 totaled $8.3 million, compared to $7.8 million during the first nine months of 2005. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $3.0 million for the remainder of 2006.

As of September 24, 2006, our working capital was $244.6 million compared to $207.3 million as of December 25, 2005. At the end of the third quarter 2006, our percentage of total debt to total stockholders’ equity decreased to 6.0% from 9.3% as of December 25, 2005. As of September 24, 2006, we had available lines of credit totaling approximately $136.5 million.

In October 2006, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s Common Stock. Shares will be repurchased at the times and amounts determined by management based on its evaluation of market conditions and other factors. Repurchases will be made from time to time in the open market.

Back to Contents

We do not anticipate paying any cash dividends on our common stock in the near future.

Provisions for Restructuring

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses in Europe. These actions included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe. In addition, we have committed to a plan to restructure a portion of our supply chain staff as we transition our manufacturing to lower cost areas. A net charge of $3.1 million was recorded in the nine months ended 2006 in connection with these plans. The total employees affected by the restructuring were 742 of which 486 have been terminated. The anticipated total cost is expected to approximate $19 million to $21 million of which $19.0 million has been incurred. These terminations are anticipated to be complete by the end of 2006. Termination benefits are planned to be paid 1 month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $20 million to $23 million.

Restructuring accrual activity was as follows:

(dollar amounts are in thousands)

	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 9/24/06

Severance and other employee-related charges	$10,121	$3,780	$725	$10,347	$486	$3,315

2003 Restructuring Plan

In the first quarter 2006, we reversed $0.4 million of our lease reserve to income as we have obtained a sublease for the property previously reserved.

In the third quarter 2006, we reversed $0.2 million of previous severance accruals under the 2003 plan.

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

Back to Contents

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of September 24, 2006, we had currency forward exchange contracts totaling approximately $16.7 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

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

New Accounting Pronouncements and Other Standards

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We are currently evaluating the effect that the adoption of EITF 06-3 will have on our results of operations.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

Back to Contents

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

The FASB also issued in September 2006 SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 158 will have on our financial position and results of operations

Back to Contents

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There has been no change in our internal control over financial reporting that occurred during the period ended September 24, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All-Tag Security S.A., et al

The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. The case is now in the discovery phase and trial is set for January 2007. The original U.S. application was filed in March 1988 and is scheduled to expire on March 17, 2007. The Company acquired the patent in 1995 when it acquired Actron AG.

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

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.
Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.
Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.
/s/ W. Craig Burns	November 3, 2006

W. Craig Burns Executive Vice President, Chief Financial Officer and Treasurer

/s/ Raymond D. Andrews	November 3, 2006

Raymond D. Andrews Vice President and Chief Accounting Officer

Back to Contents

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002