Form 10-K
period 2006-12-31
CHECKPOINT SYSTEMS INC
filed 2007-03-30
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File No. 1-11257
CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

Pennsylvania	22-1895850
(State of Incorporation)	(IRS Employer Identification No.)

101 Wolf Drive, PO Box 188, Thorofare, New Jersey	08086
(Address of principal executive offices)	(Zip Code)
856-848-1800
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class to be so registered	each class is to be registered

Common Stock Purchase Rights	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10 Per Share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐            No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐            No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     As of June 25, 2006, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $819,895,000.
     As of March 26, 2007, there were 39,374,189 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

RESTATEMENT
Overview
Checkpoint Systems, Inc. (the “Company”) is restating herein its historical financial data for the quarters ended March 26, 2006, June 25, 2006 and September 24, 2006, the year ended December 25, 2005 including the quarters ended March 27, 2005, June 26, 2005, September 25, 2005 and December 25, 2005, the year ended December 26, 2004 and other selected financial data for the year ended December 28, 2003 and December 29, 2002. The restatement is the result of the combined effect of financial statement errors attributable to (i) the overstatement of revenue due to the improper activities of certain former employees of the Company’s Japanese sales subsidiary; (ii) errors in the timing of recognition of revenue for certain transactions in the Company’s CheckNet® business; and (iii) income tax adjustments recorded in the fourth quarter of 2005 relating to prior years. The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 1 and 22 to the consolidated financial statements. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.
The restatement has the following impact on Net Income and Diluted Earnings Per Common Share (EPS) by period:
Increase (Decrease) by Periods

	Net Income	Diluted EPS
(dollar amounts in thousands, except per share information)	Adjustment	Adjustment

Cumulative adjustment as of December 31, 2001	42	N/A
2002	(318)	(0.01)
2003	(308)	(0.01)
2004	1,567	0.04
2005
1Q05	(249)	(0.01)
2Q05	(281)	(0.01)
3Q05	173	0.00
4Q05	(2,527)	(0.06)

Year	(2,884)	(0.07)

2006
1Q06	(882)	(0.02)
2Q06	(571)	(0.01)
3Q06	(419)	(0.01)

Nine months ending September 24, 2006	(1,872)	(0.05)

Total	(3,773)	(0.10)

For additional information relating to the effect of the restatement, see the following items:

CHECKPOINT SYSTEMS, INC.
FORM 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Specific forward-looking statements are identified by words such as “believe,” “expect,” “will,” “intend,” “anticipate,” “estimate,” “project,” “plan” or similar expressions. Forward-looking statements may involve risks and uncertainties that could cause actual results to differ materially from our historical and anticipated results. Such risks and uncertainties include the detection by our Audit Committee’s investigation of all principal improper activities of personnel of Checkpoint Systems Japan Co. Ltd., our Japanese sales subsidiary, or other employees of the Company; the effectiveness of our disclosure controls and procedures, our internal control over financial reporting and their conformity to applicable requirements; the risk that we could, in the future, identify one or more additional material weakness in our internal control over financial reporting; the impact of the investigation on the Company’s business operations, its relationships with business partners, employee relations and its pipeline; and anticipated costs and expenses of the investigation and related activities. Actual results of the Company may differ materially from those indicated by these forward-looking statements as a result of various risks and uncertainties, including additional unanticipated accounting issues or audit issues; inability of the Company or our independent registered public accounting firm to confirm financial information or data; unanticipated accounting or financial reporting issues that require additional efforts, procedures, review or investigation; our ability to address fully any remaining issues with respect to our internal control over financial reporting; the detection of wrongdoing or improper activities not detected and covered by the investigation; the impact upon operations of investigations, legal compliance matters or internal controls review, improvement and remediation; difficulties in controlling expenses, including costs of investigations, legal compliance matters or internal controls review, improvement and remediation; impact of changes in management or staff levels; and other risks and uncertainties discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” We disclaim any obligation to update or revise any forward-looking statements made herein.
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
In January 2006, we completed the sale of our barcode systems business to SATO, a global leader in barcode printing, labeling, and Electronic Product Code (EPC)/Radio Frequency Identification (RFID) solutions.
In November 2006, we acquired ADS Worldwide (ADS). Based in Hull, England, ADS is an established supplier of tags, labels and trim to apparel manufacturers, retailers and brands around the world. ADS provides us with new technological and production capabilities and is in line with our strategy to grow our CheckNet® service bureau business to create increased value for our customers and stockholders.
Products and Offerings
Our products and services are organized into three operating segments: security, labeling services, and retail merchandising. Each segment offers an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and their respective products and services are described below.
SECURITY
Our largest business is retail security. Our Company’s diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. Our products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities through impulse buying. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS installations. EAS revenues accounted for 56%, 58%, and 55% of our 2006, 2005, and 2004 total revenues, respectively. Systems for closed-circuit television (CCTV), fire and intrusion, and access control also fall within the security business segment. For 2006, 2005, and 2004, the CCTV business represented 17%, 17%, and 20% of our revenues, respectively. No other product group in this segment accounted for as much as 10% of our revenues.
These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to premier retailers around the world. Retail security represented approximately 73% of total revenues in 2006.
Electronic Article Surveillance
EAS systems have been designed to act as a deterrent to control the problem of merchandise theft in retail stores and libraries. Our diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.
We offer a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. Our EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon our tags and labels. We also market an extensive line of reusable security tags that protect apparel items as well as entertainment products. Under our source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing radio frequencies (RF), signal strengths, and other factors.
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

Our fire and intrusion systems provide life safety and property protection, completing the line of loss prevention solutions. In addition to the system installations, we offer a U.S.-based 24-hour Central Station Monitoring Service.
Access Control Systems
In 2005 we signed an agreement to divest our Access Control business to better position us for future growth in our core business segments. This business, which represented less than 1% of our revenues, was divested on December 31, 2005.
LABELING SERVICES
Labeling services is our second largest business, generating approximately 15% of our revenues in 2006. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a RFID circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. We support these objectives with our high-quality tag and label production, a global service bureau network of e-commerce-enabled capabilities (Check-Net®), and EAS and RFID technologies. Increasingly, the market is moving toward more sophisticated tag solutions that incorporate RFID components and that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers. Check-Net® revenues represented 13%, 9%, and 9% of our total revenues for 2006, 2005, and 2004, respectively. No other product in this segment represented more than 10% of revenues.
Check-Net® (Service Bureau)
We operate a global service bureau network of more than 30 locations worldwide which supplies customers with customized retail apparel tags and labels, typically to the location where the retail goods are manufactured. A service bureau imprints variable pricing and article identification data and barcoding information onto price and apparel branding tags.
Check-Net’s® web-enabled capabilities provide on-time, on-demand printing of custom labels with variable data. Our Check-Net® service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers of this caliber in the world. CheckNet’s® printing capacity and service bureau network expanded in November 2006 with the acquisition of ADS.
In addition to our own label integration and service bureau capabilities, we have strategic working relationships with other label integrators.
Intelligent Library Systems
We have established a product line of sophisticated RFID-based intelligent library solutions that offer strong features and benefits compared to competitive offerings. Our Intelligent Library System®, which was released in 1999, is currently installed in more than 125 libraries in the U.S..
RFID Tags and Labels
The company has a RFID initiative aimed at positioning Checkpoint as a quality producer of RFID tags and labels, leveraging its high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers and our existing library business.

RETAIL MERCHANDISING
Retail merchandising includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our HLS products are serving a declining market. Retail merchandising, which is focused on European and Asian markets, represents approximately 12% of our business, with no product group in this segment accounting for as much as 10% of our revenues.
Hand-held Labeling Systems
Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to decline. Our HLS products currently have a majority market share in Europe.
Retail Display Systems
Retail display systems include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself (DIY), where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, and customer queuing systems. These systems are no longer sold in the U.S. as a result of the divesture to SATO in January 2006.
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
To improve profitability, we initiated an evaluation of our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value, and customer focus. This evaluation resulted in the exiting of underperforming businesses, including BCS and Access Control, and other actions designed to improve sales productivity, reconfigure our manufacturing and supply chain, and rationalize our overhead structure.
Principal Markets and Marketing Strategy
Through our security business segment, we market EAS and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (apparel), libraries, and consumer product manufacturers through our source tagging program.
We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments. Some of our diverse worldwide customers include: Barnes & Noble, Best Buy, Circuit City Stores, CVS/pharmacy, Esprit, GAP/Old Navy, Home Depot, Kohl’s Department Stores, Linens ‘n Things, Sears, Target Corporation, Walgreen Co., and Winn Dixie, Inc. in the U.S.; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q in the United Kingdom; Alcampo, Carrefour, El Corte Inglés, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarché in France; Metro Group in Germany; Woolworths in Australia; Don Quixote in Japan; and Ahold throughout Europe.

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
We are focused on providing our customers with a wide variety of integrated solutions to help them “Sell More and Lose Less.” Our ongoing marketing strategy includes the following:
•	open new, and expand, existing retail accounts with new products that will increase penetration through integrated value-added solutions for labeling, security, and merchandising;

•	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

•	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

•	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

•	assist retailers in understanding the benefits and implementation of the new Electronic Product Code (EPC) using RFID technology.
We market our products primarily:
•	by providing total loss prevention solutions to the retailer;

•	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

•	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

•	through direct sales efforts and targeted trade show participation;

•	through superior service and support capabilities; and

•	by emphasizing source tagging benefits.
We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:
•	increase installation of EAS equipment on a chain-wide basis with leading retailers around the world;

•	offer integrated tag solutions, including custom tag conversion that addresses the needs of branding, tracking, and loss prevention;

•	assist retailers in promoting source tagging with vendors;

•	broaden penetration of existing accounts by promoting our in-house printing, global service bureau network (Check-Net®), and labeling solution capabilities;

•	support manufacturers and suppliers to speed implementation;

•	expand RF tag technologies and products to accommodate the needs of the packaging industry; and

•	develop compatibility with EPC/RFID technologies.

Manufacturing, Raw Materials, and Inventory
Electronic Article Surveillance
We manufacture our EAS products in facilities located in Puerto Rico, Japan, Germany, the Dominican Republic, Malaysia, and the Netherlands. Our manufacturing strategy for EAS products is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent economically beneficial. This integration and in-house capability provides significant control over costs, quality, and responsiveness to market demand, which we believe results in a distinct competitive advantage.
We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in the Dominican Republic for the majority of our sensor product lines. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico, Japan, Germany, and the Netherlands. We sold approximately 3.5 billion disposable tags in 2006 and have the capacity to produce more than 5 billion disposable tags per year. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; and aluminum foil, resins, paper, and ferric chloride solutions for our disposable tags. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.
CCTV, Fire and Intrusion Systems
We are primarily an integrator of CCTV, fire and intrusion components manufactured by others. In the U.S., we use in-house capabilities to assemble products such as the pan/tilt/zoom dome camera and other products such as the Advanced Public View (APV) CCTV system. The software component of the system is added during product assembly at our operational facilities.
Labeling Services and Retail Merchandising
We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the U.S., and Malaysia. Local production facilities are also situated in Hong Kong. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. Our facilities in the Netherlands and in the U.S. manufacture labels and tags for laser overprinting, thermal labels. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market. With the acquisition of ADS in November 2006, we acquired label manufacturing facilities in the UK, Hong Kong, China, and Turkey.
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
Electronic Article Surveillance
We sell our EAS systems principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, we market our EAS products through our own sales personnel and independent representatives. During 2006, 93% of total U.S. EAS revenues were generated by our own sales personnel.
Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 16 European countries and in Argentina, Australia, Brazil, Canada, Dominican Republic, Hong Kong, India, Japan, Malaysia, China, Mexico, Turkey and New Zealand.

Foreign distributors sell our products to both the retail and library markets. Pursuant to written distribution agreements, we generally appoint an independent distributor as an exclusive distributor for a specified term and for a specified territory.
CCTV, Fire and Intrusion Systems
We market CCTV systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.
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
BACKLOG
Our backlog of orders was approximately $54.9 million at December 31, 2006 compared to approximately $52.2 million at December 25, 2005. We anticipate that substantially all of the backlog at the end of 2006 will be delivered during 2007. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.
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
Patents & Licensing
On October 1, 1995, we acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. for which we pay annual royalties.
We also license technologies relating to RFID applications, EAS Products, certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by us to be material.
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
SEASONALITY
Our business is subject to seasonal influences, which generally causes us to realize higher levels of sales and income in the second half of the year. Our business’ seasonality substantially follows the retail cycle of our customers, which generally has revenues weighted towards the last half of the calendar year in preparation for the holiday season.

COMPETITION
Electronic Article Surveillance
Currently, EAS systems are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd., through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and engineered products and services. Tyco’s 2006 revenues were approximately $41.0 billion.
Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc., principally in the retail market, and 3M Company, principally in the library market. Within our international markets, mainly Europe, NEDAP and Tyco are our most significant competitors.
We believe that our product line offers a more diverse range of products than our competition with a variety of disposable and reusable tags and labels, integrated scan/deactivation capabilities, and RF source tagging embedded into products or packaging. As a result, we compete in marketing our products primarily on the basis of their versatility, reliability, affordability, accuracy, and integration into operations. This combination provides many system solutions and allows for protection against a variety of retail merchandise theft. Furthermore, we believe that our manufacturing know-how and efficiencies relating to disposable tags give us a cost advantage over our competitors.
CCTV, Fire and Intrusion Systems
Our CCTV, fire and intrusion products, which are sold domestically through our Checkpoint Security Systems Group subsidiary and internationally through our international sales subsidiaries, compete primarily with similar products offered by Pelco and Tyco. We compete based on our superior service and believe that our offerings provide our retail and non-retail customers with distinctive system features.
Global Labeling Services
We sell our labeling services, including tags and labels, to the retail market. Major competitors for our label products are Avery Dennison and Paxar. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.
Retail Merchandising
We face no single competitor across our entire retail merchandising product range or across all international markets. HL Display is our largest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey, Hallo, Paxar, and Prix.
OTHER MATTERS
Research and Development
We spent approximately $19.4 million, $19.1 million, and $28.5 million, in research and development activities during 2006, 2005, and 2004, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. We believe that our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.
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

Employees
As of December 31, 2006, we had 3,213 employees, including six executive officers, 90 employees engaged in research and development activities, and 535 employees engaged in sales and marketing activities. In the United States, 10 of our employees are represented by a union. In Europe, we believe that approximately 500 of our employees are represented by various unions or work councils.
Financial Information About Geographic and Business Segments
We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 31, 2006, and long-lived assets as of December 31, 2006, December 25, 2005, and December 26, 2004, is provided in Note 20 to the Consolidated Financial Statements.
Available Information
Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.
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
Executive Officers of the Company
The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

		Tenure
		with	Position with the Company and
Name	Age	Company	Date of Election to Position on

George W. Off	60	4 years	Chairman of the Board Directors, President and Chief Executive Officer since June 2002
W. Craig Burns	47	11 years	Executive Vice President, Chief Financial Officer and Treasurer since March 2001
John E. Davies, Jr.	49	15 years	President, Intelligent Labeling Solutions since March 2006
Per H. Levin	49	12 years	Worldwide President, SMMS since March 2006
John R. Van Zile	54	3 years	Senior Vice President, General Counsel and Secretary since June 2003
Raymond Andrews	54	1 year	Vice President, Chief Accounting Officer since August 2005

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

Mr. Davies was appointed President, Intelligent Label Solutions in March 2006. Mr. Davies was President, Asia Pacific and Latin America from June 2004 until March 2006, Executive Vice President, General Manager, Americas and Asia Pacific from March 2003 until June 2004, Executive Vice President, Sales and Marketing USA, Americas, Asia Pacific from August 2002 until March 2003, Executive Vice President, Worldwide Operations from March 2002 to August 2002 and Senior Vice President, Worldwide Operations from March 2001 to March 2002. He was Vice President, Research and Development from August 1998 to March 2001 and Senior Director, Worldwide Systems Engineering from October 1996 to August 1998. Since joining the Company in October 1992, Mr. Davies held various engineering positions until October 1996.
Mr. Levin was appointed President, Shrink Management and Merchandising Solutions in March 2006. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.
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
Mr. Andrews has been Vice President, Chief Accounting Officer since August 2005. He previously served as Controller of INVISTA S.a’r.l., a subsidiary of Koch Industries, where he oversaw the company’s accounting operations in North and South America, Europe and Asia. Prior to the acquisition by Koch Industries, Mr. Andrews was Director of Accounting Operations of INVISTA Inc. From 1998 to 2002, Mr. Andrews served as Controller for DuPont Pharmaceuticals Company and then Bristol-Myers Squibb Pharma Company, a subsidiary of Bristol-Myers Squibb, when that company acquired DuPont Pharmaceuticals in 2001. Prior to being appointed Controller, he held positions of increasing responsibility at DuPont Merck Pharmaceutical Company and the DuPont Company. Mr. Andrews is a Certified Public Accountant.
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

Our revenues are dependent on our ability to maintain and increase our system installation base. The system installation base leads to additional revenues, which we term as “recurring revenues,” through the sale of tags and maintenance services. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing.

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

(13)	the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; and

We are in the process of taking actions to rationalize our field service, improve our sales productivity, reduce our general and administrative expenses, and reconfigure our manufacturing and supply chain operations. While we will monitor the progress, our ability to execute the changes to these areas could have an impact on future revenues and profits.

(14)	material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, and other aspects of our business.

The maintenance of an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. In March 2007, we restated our consolidated financial statements for the years ended 2004 and 2005, and the four quarterly periods in 2005 and the first three quarters in 2006. We identified a material weakness in our internal control over financial reporting that is described in Item 9A of this report. As a result of this material weakness, management’s assessment concluded that our internal control over financial reporting was ineffective. The material weakness has not been fully addressed. It is also possible that additional material weaknesses will be identified in the future. Until we complete the remediation of the material weakness, we risk material misstatements to the annual or interim financial statements that are not prevented or detected on a timely basis. The current material weakness or any future weaknesses or internal control deficiencies could hurt confidence in our business and consolidated financial statements, impacting our ability to do business with customers, investors, securities analysts, investors and others.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 31, 2006, we owned or leased approximately 2.1 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. Our principal manufacturing facilities are located in the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, the UK and the USA. We believe our current manufacturing capacity will support our needs for the foreseeable future.
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
Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.
On June 22, 2006, the Company settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.
All-Tag Security S.A., et al
The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007 a jury found in favor of the defendants. This decision is not expected to significantly impact revenue or margins since the original patent was scheduled to expire in March 2008.
Item 4. SUBMISSION OF MATTERS TO VOTE OF STOCKHOLDERS
No matter was submitted during the fourth quarter of 2006 to a vote of stockholders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

	Market Price Per Share
	High	Low

Fiscal year ended December 31, 2006
First Quarter	$29.91	$24.13
Second Quarter	$27.55	$19.63
Third Quarter	$22.28	$15.37
Fourth Quarter	$20.60	$16.41
Fiscal year ended December 25, 2005
First Quarter	$19.35	$15.14
Second Quarter	$18.11	$15.49
Third Quarter	$23.83	$16.91
Fourth Quarter	$25.43	$21.40

Holders of Record
As of March 26, 2007, there were 817 holders of record of our common stock.
Dividends
We have never paid a cash dividend on our common stock (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future. We have retained, and expect to continue to retain, our earnings for reinvestment back into the business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including our earnings, our financial condition and business requirements (including working capital needs), and other factors.
Issuer Purchases of Equity Securities
There have been no repurchases of our common stock since 1998.
Recent Sales of Unregistered Securities
There has been no sale of unregistered securities in fiscal 2006, 2005 or 2004.

Equity Compensation Plans
The following table sets forth our shares authorized for issuance under our equity compensation plans at December 31, 2006:

			Equity
	Equity		compensation
	compensation		plans not
	plans approved		approved by
	by shareholders		shareholders		Total

Number of securities to be issued upon exercise of outstanding options	3,021,183	(1)	133,334	(2)	3,154,517
Weighted average exercise price of outstanding options	$16.22		$17.74		$16.28
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected above)	2,266,442		—		2,266,442

(1)	Includes Stock Options and performance based restricted stock units.

(2)	Inducement options granted to the former President of North America in connection with his hire in fiscal 2004.
On July 1, 2004, we adopted a stand-alone inducement stock option plan, which authorized the issuance of options to purchase up to 200,000 shares of our common stock to the former President of North America in connection with his hire. Prior to the President of North America leaving only two-thirds of this grant had vested. As of December 31, 2006, there are no options available for grant under this plan.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 31, 2001 and ending on December 29, 2006, with the cumulative total return on the Center for Research in Security Prices Index (“CRSP Index”) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

			NASDAQ
			Electronic
	Checkpoint	NYSE/AMEX/NASDAQ	Components And
Year	Systems, Inc.	Stock Market Index	Accessories Index
2001	100	100	100
2002	77.2	79.4	53.5
2003	141.1	104.6	103.0
2004	134.7	117.5	81.5
2005	184.0	124.7	80.7
2006	150.7	144.6	88.8
The foregoing Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. SELECTED FINANCIAL DATA
The consolidated financial information below has been restated, which is more fully described in Note 1 to Consolidated Financial Statements of this Annual Report. The data from our Consolidated Statement of Operations and Consolidated Balance Sheets for the fiscal year ended December 28, 2003 and December 29, 2002 and the Consolidated Balance Sheets for the fiscal year ended December 26, 2004 have been restated as set forth in this Annual Report, but such restated data have not been audited and are derived from the Company’s books and records. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis — Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report to fully understand factors that may affect the comparability of the information presented below. We have not amended any other previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
(dollar amounts are in thousands except per share amounts)

	Dec. 31,		Dec. 25,		Dec. 26,		Dec. 28,		Dec. 29,
Year ended	2006		2005		2004		2003		2002

			(As Restated)		(As Restated )		(As Restated)		(As Restated)
STATEMENT OF OPERATIONS DATA
Net revenues	$687,775		$717,992		$670,453		$615,998		$535,804
Earnings from continuing operations before income taxes	$41,975		$40,127		$21,031		$29,443		$22,801
Income taxes	$6,987		$11,661		$2,064		$10,069		$10,533
Earnings from continuing operations	$35,019		$28,413		$18,823		$19,186		$12,123
Discontinued operations, net of tax	$903		$8,108		$(37,448)		$9,659		$9,596
Cumulative effect of change in accounting principle, net of tax	$—		$—		$—		$—		$(72,861)
Net earnings (loss)	$35,922	(1)	$36,521	(2)	$(18,625	)(3)	$28,845	(4)	$(51,142	)(5)
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$.89		$.75		$.51		$.58		$.37
Diluted	$.87		$.72		$.50		$.57		$.37
Net earnings (loss) per share:
Basic	$.91		$.96		$(.51)		$.87		$(1.58)
Diluted	$.89		$.93		$(.50)		$.85		$(1.56)
Depreciation and amortization	$19,504		$22,539		$26,316		$31,281		$30,932

(1)	Includes a $7.0 million ($4.8 million, net of tax) restructuring charge, a $2.3 million ($1.5 million, net of tax) litigation settlement charge, and a $1.8 million ($1.1 million, net of tax) gain from the settlement of a capital lease. Also included in discontinued operations is a $2.8 million ($1.4 million, net of tax) gain on the divestment of our bar-code business.

(2)	Includes a $12.6 million ($8.5 million, net of tax) restructuring charge, a $1.4 million ($1.4 million, net of tax) asset impairment charge, $2.0 million of additional tax expense related to our tax restructuring and dividend repatriation under the American Jobs Creation Act, and a $0.7 million ($0.7 million, net of tax) goodwill impairment charge.

(3)	Includes a $34.7 million ($34.7 million, net of tax) goodwill impairment, a $20.0 million ($13.0 million, net of tax) litigation settlement, $16.7 million ($10.3 million, net of tax) asset impairment, and a $3.0 million ($2.0 million, net of tax) restructuring charge reversal.

(4)	Includes a $7.5 million ($5.0 million, net of tax) restructuring charge, a $1.5 million ($1.0 million, net of tax) asset impairment, and a $0.3 million ($0.2 million, net of tax) restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.

(5)	Includes a non-cash reduction in net earnings of $72.9 million resulting from the adoption of Statement of Financial Accounting Standards No. 142, (SFAS 142) “Goodwill and Other Intangible Assets,” a $1.5 million restructuring charge (net of tax), a $0.3 million asset impairment (net of tax), and a $1.7 million restructuring charge reversal (net of tax), as a result of changes in estimates.

SELECTED FINANCIAL DATA (continued)
(dollar amounts are in thousands)

	Dec. 31,	Dec. 25,	Dec. 26,	Dec. 28,	Dec. 29,
	2006	2005	2004	2003	2002

		(As Restated)	(As Restated)	(As Restated)	(As Restated)
AT YEAR END
Working capital	$254,024	$208,255	$168,382	$77,172	$108,855
Total debt	$16,534	$39,745	$73,998	$146,507	$209,974
Stockholders’ equity	$473,581	$396,420	$379,645	$322,660	$221,447
Total assets	$781,191	$739,245	$769,685	$773,087	$680,479
FOR THE YEAR ENDED
Capital expenditures	$11,520	$10,846	$11,342	$12,714	$7,449
Cash provided by operating activities	$22,386	$44,618	$23,280	$101,796	$110,059
Cash provided by (used in) investing activities	$7,963	$(8,521)	$(10,338)	$(11,698)	$(7,018)
Cash used in financing activities	$(6,945)	$(18,283)	$(24,503)	$(39,197)	$(95,524)
RATIOS
Return on net sales (a)	5.22%	5.09%	(2.78%)	4.68%	(9.54%)
Return on average equity (b)	8.26%	9.41%	(5.30%)	10.60%	(22.15%)
Return on average assets (c)	4.73%	4.84%	(2.41%)	3.97%	(7.14%)
Current ratio (d)	2.31	1.99	1.72	1.26	1.57
Percent of total debt to capital (e)	3.37%	9.11%	16.31%	31.23%	48.67%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.
(amounts are in thousands, except employee data)

	Dec. 31,	Dec. 25,	Dec. 26,		Dec. 28,		Dec. 29,
	2006	2005	2004		2003		2002

Other Information
Weighted average number of shares
Outstanding – diluted	40,233	39,075	37,604	(1)	33,747	(2)	32,785	(3)
Number of employees	3,213	3,955	4,260		4,042		3,930
Backlog	$54,899	$52,234	$63,026		$52,703		$38,955

(1)	Excludes 2,187 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

(2)	Excludes 6,189 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

(3)	Excludes 6,528 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”
Restatement of Financial Statements
In this Annual Report on Form 10-K, we are restating herein our historical financial data for the quarters ended March 26, 2006, June 25, 2006 and September 24, 2006, the year ended December 25, 2005 including the quarters ended March 27, 2005, June 26, 2005, September 25, 2005 and December 25, 2005, the year ended December 26, 2004. The restatement is the result of the combined effect of financial statement errors attributable to (i) the overstatement of revenue due to the improper activities of certain former employees of the Company’s Japanese sales subsidiary; (ii) errors in the timing of recognition of revenue for certain transactions in the Company’s CheckNet® business; and (iii) income tax adjustments recorded in the fourth quarter of 2005 relating to prior years. The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
During the fourth quarter of 2006, the Company’s Audit Committee initiated an independent investigation with respect to the Company’s Japanese sales subsidiary. Based on this investigation, it was determined that improper activities by certain employees of the subsidiary affected the financial reporting of the subsidiary and that the improper activities were contained within the Japanese sales subsidiary. As a result of the investigation, the employment of both the Chairman and the President of the Japanese sales subsidiary have been terminated. During the fourth quarter of 2006, the subsidiary dismissed its Controller and the General Manager of its RFID Business.
For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Notes 1 and 22 to the consolidated financial statements. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.
Overview
Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (CheckNet®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications of these products include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.
Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions. We also intend to pursue acquisitions to extend our product offerings to our customers.
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

To respond to the lower revenue base resulting from the sale of the disposal group and improve our operating margins, we initiated actions in 2005 to rationalize the selling, general, and administrative structure that is not part of the disposal group. This major cost savings initiative, which continued into 2006, was focused on our European region where the BCS businesses were highly integrated into 14 countries. The European cost reduction initiatives focused on improving sales productivity by making better use of indirect sales channels and streamlining our field service operations. We also centralized accounting, customer service, and distribution operations in certain regions of Europe.
A second cost savings initiative focused on the global supply chain, where we have been evaluating improvements to manufacturing operations, supply chain operations, and sourcing of materials. As a result, we closed our UK labeling plant and consolidated those operations into our main Service Bureau in Terborg, Netherlands in 2005, and we moved our EAS electronics manufacturing from Puerto Rico to the Dominican Republic at the end of 2006. We continue to evaluate additional changes in our supply chain to improve manufacturing utilization, and optimize freight and delivery time. These changes to our supply chain could affect our ability to recover the value of certain fixed assets within our manufacturing facilities, which may result in a future impairment as the evaluation is finalized and plans are approved.
In the fourth quarter of 2006, we implemented changes to streamline our management structure, as well as focus our RFID strategy on our core retail customers and our existing library business. We continue to evaluate actions focused on improving our cost structure and the operating performance of the Company.
As a direct result of these detailed plans first initiated in the second quarter of 2005, employee headcount, excluding the acquisition of ADS, was reduced by 1,222 or 29% compared to the end of the first quarter 2005. This was accomplished through restructuring and attrition. Included in the employee headcount reduction are 374 employees who left the company as part of the sale of the disposal group. We realized approximately $15 million in cost savings in 2006 from these restructuring efforts. We expect to realize an additional $7 million of savings in product cost, field service costs, and selling, general and administrative expenses in 2007, and have plans to redeploy a portion of the savings to select market and sourcing opportunities. While some of the actions had a negative impact on sales and profits in the short term, we believe they will yield a positive, long-term impact on operating margins.
Net revenue for fiscal year 2006 was $687.8 million, a 4.2% decrease from fiscal year 2005. Foreign currency translation had a positive impact on revenue of approximately 0.1%. The decrease in revenues can be primarily attributed to large account chain-wide installations in the U.S. and Europe during 2005 that did not continue in 2006, the disruptive effect of the restructuring of European sales operations, and the planned move to indirect sales channels in certain markets. The decline was partially offset by growth in our CheckNet® service bureau business.
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
Critical Accounting Estimates
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

Note 1 of the notes to the consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations.
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
We believe the following accounting policy is critical to the preparation of our consolidated financial statements:
Revenue Recognition. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements.
We believe the following judgments and estimates have a significant effect on our consolidated financial statements:
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.3 million to our reserve.
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

Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the present value of projected future cash flows of each reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the present value of the projected future cash flows, then the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The fair value of goodwill is based upon our estimate of future discounted cash flows and other factors. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods. It is possible that future declines in retail merchandising revenues may lead to future impairments of the goodwill associated with this segment. (See Notes 1 and 5 of the Consolidated Financial Statements.)
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period.
Pension Plans. We have various unfunded pension plans outside the U.S.. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in discount rates of 0.25% would have a $0.2 million effect on pension expense.
Stock Compensation. Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method, are included in note 1 of our consolidated financial statement footnotes.

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.1 million effect on stock compensation expense. See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on share-based compensation.
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements, other potential restructuring requirements, fund potential acquisitions, and product development requirements.
Our operating activities during fiscal 2006 generated cash of approximately $22.4 million compared to approximately $44.6 million during 2005. In 2006, the cash from operating activities was negatively impacted compared to 2005 by decreases in accounts payable, other current liabilities and restructuring payments. The decrease in accounts payable was due primarily to the timing of payments as our current fiscal year ended on December 31, 2006 compared to December 25, 2005 in the prior year. The other current liabilities decrease compared to prior year was due to lower bonus accruals in 2006 coupled with the payment of the 2005 bonus. The negative impact on cash resulting from the decrease in liabilities was partially offset by a decrease in other current assets, that was due primarily to the receipt of a $13.1 million tax refund in 2006. Our percentage of total debt to stockholders’ equity in 2006 decreased to 3.5% from 10.0%.
We continue to reinvest in the Company through our investment in our technology and process improvement. In 2006, our investment in research and development amounted to $19.4 million as compared to $19.1 million in 2005. These amounts are reflected in the cash generated from operations as we expense our research and development as it is incurred. In 2007, we anticipate spending of approximately $18.0 million on research and development.
Our capital expenditures during fiscal 2006 totaled $11.5 million, compared to $10.8 million during fiscal 2005. We anticipate capital expenditures to be used primarily to upgrade technology and improve our production capabilities to approximate $15.0 million in 2007.
We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2006, we made payments to employees covered under these plans of $3.6 million. Our funding expectation for 2007 is $3.9 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The contractual obligation table details our anticipated funding requirements related to pension obligations for the next 10 years.
The Company has a full-recourse factoring arrangement with Mitsubishi UFJ Factoring Co., Ltd. The arrangements were secured by trade receivables. The Company received 99.7% of the face amount of receivables that it desired to sell and Mitsubishi UFJ Factoring Co., Ltd. agreed, at its discretion, to buy. As of December 31, 2006 and December 25, 2005, the face amount of receivables sold and not yet collected was $0.8 million and $2.6 million, respectively. These receivables were recorded in accounts receivable on our consolidated balance sheets.
In November 2006, we cancelled a capital lease for one of our buildings with an outstanding amount owed of $10.3 million. This building was sublet to a third party tenant. The Company and the tenant reached a cancellation settlement which resulted in sublease income of $10.2 million. We recorded a $8.0 million impairment on this building as a result of the transaction. Additionally, we incurred a loss on the retirement of the capital lease of $0.2 million and an additional interest expense charge of $0.2 million. The sublease income, loss on the settlement of the capital lease, and the impairment were recorded in other operating income on our consolidated statement of operations.
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility. In connection with the new credit facility, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. On December 31, 2006, we had ¥1.1 billion ($9.1 million) outstanding under this facility. Our available line of credit under this agreement is $139.3 million.
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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At December 31, 2006, we were in compliance with all of our debt covenants.
We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.
Management believes that our anticipated cash needs for the foreseeable future can be funded from cash and cash equivalents on hand, the availability of cash under the $150.0 million revolving credit facility, and cash generated from future operations.
Quarterly Liquidity Analysis
The restatement of our financial statements did not materially impact our cash position for either the full fiscal years 2006 and 2005 or the interim periods. Restatement adjustments increased our outstanding short-term debt by $1.4 million, $1.3 million and $0.6 million for the fiscal year 2006 quarters ended March 26, 2006, June 25, 2006 and September 24, 2006, respectively, and by $0.3 million, $0.7 million, and $2.1 million for the fiscal year 2005 quarters ended March 27, 2005, June 26, 2005 and September 25, 2005, respectively. These increases were primarily the result of the factoring adjustments for our Japan subsidiary.
Off-Balance Sheet Arrangements
We do not utilize any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Our primary off-balance arrangements are operating leases. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $36.8 million as of December 31, 2006. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.
Contractual Obligations
Our contractual obligations and commercial commitments at December 31, 2006 are summarized below:

		Due in less	Due in	Due in	Due after
Contractual Obligation	Total	than 1 year	1-3 years	3-5 years	5 years

	(dollar amounts in thousands)
Long-term debt(1)	$9,433	$115	$231	$9,087	$—
Capital leases(2)	1,779	1,059	706	14	—
Operating leases	36,800	12,917	15,440	7,186	1,257
Pension obligations(3)	48,503	3,865	8,093	8,916	27,629
Inventory purchase commitments(4)	7,366	7,366	—	—	—

Total contractual cash obligations	$103,881	$25,322	$24,470	$25,203	$28,886

		Due in less	Due in	Due in	Due after
Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years

	(dollar amounts in thousands)
Standby letters of credit	$1,620	$1,620	$—	$—	$—
Surety bonds	1,522	766	756	—	—

Total commercial commitments	$3,142	$2,386	$756	$—	$—

(1)	Includes interest payments through maturity of $366.

(2)	Includes interest payments through maturity of $124.

(3)	Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2006 and include benefits attributable to estimated future employee service of current employees.

(4)	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2006 was $5.4 million, excluding a curtailment gain of $0.3 million, a settlement loss of $0.7 million and a special termination benefit charge of $0.2 million. Our pension expense for 2005 was $5.4 million, excluding a curtailment gain of $0.7 million.
We review our pension assumptions annually. Our assumptions for the year-end December 31, 2006 were a discount rate of 4.50%, an expected return of 3.80% and an expected rate of increase in future compensation of 2.50%. In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 4.50% for 2006 and 4.25% for 2005. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of a long-term rate of return on plan assets of 3.80% for 2006 and 3.75% for 2005.
As of December 31, 2006, we have adopted the recognition provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)” and as a result, we recognized the previously unrecognized actuarial losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for actuarial losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary component of the actuarial loss is attributable to changes in the discount rate as the bond yields have decreased. Unrecognized actuarial losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 14 years. The impact of recognizing the actuarial losses on 2006, 2005 and 2004 pension expense are $0.7 million, $0.2 million, and $0.1 million, respectively. The total projected amortization for these losses in 2007 is approximately $0.6 million.
Exposure to Foreign Currency
We manufacture products in the U.S., the Caribbean, Europe, and the Asia Pacific regions for both the local marketplace, as well as for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.
As of December 31, 2006, we had currency forward exchange contracts totaling approximately $15.9 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
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

Provision for Restructuring
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During fourth quarter 2006, we continued to review the results of the overall initiatives and added an additional reduction focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
A net charge of $7.8 million was recorded in 2006 in connection with the 2005 Restructuring Plan. Included in the net charge was $7.2 million related to severance and a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries. Also included in the net charge was a $0.3 million pension curtailment gain related to employees previously terminated according to the restructuring plan in certain countries and an expense of $0.2 million for a special termination benefit provided to one employee according to the employee’s termination agreement.
The total restructuring charge for fiscal 2005 was $13.6 million. This included $16.0 million, net of reversals, for severance and other related charges offset in part by a $0.7 million pension curtailment gain resulting from the termination of certain employees in Europe and a gain on sale of a building of $1.7 million.
The total employees affected by the restructuring were 763, of which 671 have been terminated. Of the remaining 92 employees who have not yet been terminated, 73 employees were related to 2006 additions to the restructuring plan and 19 employees were notified in 2005. These terminations are expected to be completed by the end of the second quarter of 2007. The anticipated total cost is expected to approximate $24 million to $26 million of which $24.0 million has been incurred and $17.0 million has been paid. Termination benefits are planned to be paid 1 month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $22 million to $24 million.
Restructuring accrual activity was as follows:
Fiscal 2006
(dollar amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	12/31/06
Severance and other employee-related charges	$10,121	$9,140	$(1,225)	$(11,989)	$739	$6,786

Included in the 2006 restructuring liability is a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries.
Fiscal 2005
(dollar amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	12/25/05
Severance and other employee-related charges	$—	$16,911	$(957)	$(5,357)	$(476)	$10,121

2003 Restructuring Plan
During 2006, we reversed $0.8 million related to the 2003 plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.
During 2005, we reversed $1.0 million of previously accrued severance related to the 2003 plan.
Goodwill and Asset Impairments
In September 2005, we classified our barcode labeling businesses and U.S. Hand-held labeling and Turn-O-Matic® businesses as held for sale. In accordance with SFAS 142 “Goodwill and Other Intangible Assets”, we allocated goodwill of the reporting units in the Labeling Services and Retail Merchandising Segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments effected by the disposal group and determined that there was a $0.7 million impairment in the U.S. barcode labeling disposal group in our Labeling Services Segment. This impairment was recorded in discontinued operations on the consolidated statement of operations in the third quarter 2005.
In 2005, we recorded a $1.4 million impairment related to fixed assets in our supply chain. The charge consisted of $1.0 million related to the write down of our manufacturing facility in Japan and $0.4 million related to assets in our Puerto Rico manufacturing facility. These impairments were recorded in asset impairments on the consolidated statement of operations.
In 2004, in accordance with the provisions of SFAS 142, we performed an impairment test which indicated the book value of our U.S. and European labeling services reporting units exceeded their estimated fair values and goodwill impairment had occurred. In addition, as a result of the goodwill analysis we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144. We concluded the book values of certain asset groupings within these two reporting units were higher than their expected undiscounted future cash flows and determined the long-lived assets were not fully recoverable. Accordingly, we have recognized a non-cash impairment charge of $51.4 million ($45.0 million, net of tax) in the fourth quarter 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairment, intangible asset impairments, and fixed asset impairments, respectively. The fair value of the long-lived assets was estimated using the value of similar assets and a discounted cash flow technique. These 2004 charges were recorded to asset impairments ($2.0 million) and discontinued operations ($49.4 million or $43.8 million, net of tax) on the consolidated statement of operations.
Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)
Net Revenues
Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags and service revenues. For fiscal 2006, 2005, and 2004, approximately 45%, 43%, and 41%, respectively, of our net revenues were attributable to sales of disposable tags, custom and stock labels, and service to our installed base of customers.
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

				Percentage Change
	Percentage of Total Revenues			In Dollar Amount
	December 31,	December 25,	December 26,	Fiscal 2006	Fiscal 2005
	2006	2005	2004	vs.	vs.
Year ended	(Fiscal 2006)	(Fiscal 2005)	(Fiscal 2004)	Fiscal 2005	Fiscal 2004
		(As Restated)	(As Restated)
Net revenues
Security	72.7%	76.7%	75.8%	(9.2)%	8.3%
Labeling services	14.9	10.6	9.8	34.5	15.8
Retail merchandising	12.4	12.7	14.4	(6.4)	(5.3)

Net revenues	100.0	100.0	100.0	(4.2)	7.1
Cost of revenues	57.6	56.6	53.8	(2.6)	12.6

Total gross profit	42.4	43.4	46.2	(6.4)	0.7
Selling, general, and administrative expenses	33.0	33.1	35.2	(4.5)	0.8
Research and development	2.8	2.7	4.2	1.6	(33.0)
Asset impairments	—	0.2	0.3	N/A	(29.1)
Restructuring expenses	1.0	1.7	(0.4)	(44.3)	N/A
Litigation settlement	0.3	—	3.0	N/A	N/A
Other operating income	0.2	—	—	N/A	N/A

Operating income	5.5	5.7	3.9	6.7	55.5
Interest income	0.7	0.3	0.2	N/A	49.2
Interest expense	0.3	0.4	1.0	(24.7)	(59.1)
Other gain (loss), net	0.2	—	—	N/A	N/A

Earnings from continuing operations before income taxes and minority interest	6.1	5.6	3.1	4.6	90.8
Income taxes	1.0	1.6	0.3	(40.1)	N/A
Minority interest	—	—	—	N/A	63.2

Earnings from continuing operations	5.1	4.0	2.8	23.2	50.9
Earnings (loss) from discontinued operations, net of tax	0.1	1.1	(5.6)	(88.9)	N/A

Net earnings (loss)	5.2%	5.1%	(2.8)%	(1.6)%	N/A %

N/A – Comparative percentages are not meaningful.

Fiscal 2006 compared to Fiscal 2005
Net Revenues
During 2006, revenues decreased by $30.2 million or 4.2% from $718.0 million to $687.8 million. Foreign currency translation had a positive impact on revenues of $1.0 million for the full year of 2006.
(dollar amounts in millions)

			Dollar Amount	Percentage
	December 31,	December 25,	Change Fiscal	Change
	2006	2005	2006	Fiscal 2006
Year ended	(Fiscal 2006)	(Fiscal 2005)	vs. Fiscal 2005	vs. Fiscal 2005
		(As Restated)
Net revenues:
Security	$499.8	$550.4	$(50.6)	(9.2)%
Labeling Services	102.6	76.3	26.3	34.5
Retail Merchandising	85.4	91.3	(5.9)	(6.4)

Net revenues	$687.8	$718.0	$(30.2)	(4.2)%

Security revenues decreased by $50.6 million or 9.2% in 2006 compared to 2005. The positive impact of foreign currency translation was approximately $0.1 million. The decline in security revenue was attributable to decreases in EAS revenues of $36.8 million and CCTV revenues of $8.7 million. The decrease of EAS revenue was primarily due to decreases in the U.S. and Europe of $32.2 million and $11.6 million, respectively, which was partially offset by an increase in Asia Pacific EAS revenues of $6.8 million. The decrease in U.S. revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006. The decrease in Europe revenues was due primarily to large chain-wide installations during 2005 without such comparables in 2006, the effects of the restructuring of European sales operations, and the planned move to indirect sales channels in certain markets. The Asia Pacific increase is a result of new chain-wide installations in 2006 and the growth of source tagging. The CCTV decline was due primarily to decreases in the U.S. and Europe of $5.6 million and $4.5 million, respectively. The decrease in U.S. CCTV was due to fewer large account chain-wide roll-outs this year compared to the prior year. The decrease of CCTV in Europe was due primarily to the planned exit from this business in the United Kingdom.
Labeling services revenues increased by $26.3 million or 34.5% over last year. The positive impact of foreign currency translation was approximately $0.4 million. The increase in revenues was primarily due to an increase in Check-Net® and Intelligent Library System revenues of $22.9 million and $3.0 million, respectively. The increase in Check-Net® revenues resulted from the expansion of our customer base using our integrated apparel source tag labels. The increase in Intelligent Library Systems revenue was attributable to an increase in installation activity in the U.S.
Retail merchandising revenues decreased by $5.9 million or 6.4% in 2006 compared to 2005. The positive impact of foreign currency translation was approximately $0.5 million. The remaining decrease resulted primarily from the decline of HLS revenues in Europe of $7.4 million, partially offset by an increase in RMS of $1.4 million. The decline in HLS was due primarily to the transition to an indirect sales model in parts of Europe. In addition, the ongoing transition from hand-held price labeling to automated bar-coding and scanning by retailers contributed to the decline in HLS. The increase in RMS was primarily attributable to new large customer orders during the fourth quarter in Europe.
Gross Profit
During 2006, gross profit decreased by $19.8 million or 6.4% from $311.5 million to $291.7 million. The benefit of foreign currency translation on gross profit was approximately $0.3 million. The gross profit, as a percentage of net revenues, decreased from 43.4% to 42.4%.
Security gross profit decreased from 43.5% in 2005 to 43.1% in 2006. Security gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs, the cost associated with a new manufacturing process for our RF labels, and costs to move our systems assembly operations from Puerto Rico to the Dominican Republic, coupled with an increase in our inventory reserves. The increase in our inventory reserves were due to aging customer specific inventory and production issues with new label manufacturing processes.

Labeling services gross profit increased from 31.5% in 2005 to 33.6% in 2006. The improved margin was due primarily to higher margins in our library business.
Retail merchandising gross profit decreased to 48.8% in 2006 from 52.9% in 2005. This decrease, as a percentage of Retail Merchandise revenues, was due primarily to the transition to an indirect sales model in parts of Europe. The reduction in gross profit was substantially offset by the a reduction in selling, general and administrative expenses.
For fiscal years 2006 and 2005, field service and installation costs were 10.6% and 11.6% of net revenues, respectively. The decrease was due primarily to cost reductions and fewer large account chain-wide installations of our EAS products in 2006 than in 2005.
Selling, General, and Administrative Expenses
During 2006, selling, general, and administrative expenses decreased $10.7 million or 4.5% over 2005. Foreign currency translation increased selling, general, and administrative expenses by approximately $0.4 million. The remaining decrease was due primarily to the impact of our restructuring initiatives, coupled with 2005 expenses which did not repeat in 2006. These 2005 expenses included consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility, resulting from the repayment of the term loan and refinancing of the revolving credit facility. The decreases were offset by stock compensation expense of $5.7 million in 2006 with no such comparable charge in 2005. As a percentage of revenues, selling, general, and administrative expenses decreased to 33.0% in fiscal 2006 from 33.1% in 2005.
Asset Impairments
In 2005, we recorded a $1.4 million impairment of fixed assets associated with our supply chain in Puerto Rico and Japan. For details refer to the “Goodwill and Asset Impairments” section.
Restructuring Expenses
Restructuring expenses were $7.0 million in 2006 compared to $12.6 million in 2005. The current and the prior year expense are detailed in the “Provisions for Restructuring” section.
Litigation Settlement
Litigation expense was $2.3 million for 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.
Other Operating Income
Other operating income increased due to the settlement of a sublease with our tenant in a building under a capital lease and the subsequent cancellation of that lease. The net impact of the sublease income and impairment of the asset was $2.0 million.
Interest Income and Interest Expense
Interest expense for 2006 decreased by $0.7 million compared to 2005 due primarily to lower debt levels. Interest income in 2006 increased by $2.6 million compared to 2005 due primarily to an increase in cash associated with the sale of our bar-coding business to SATO.
Other Gain (Loss), net
Other gain (loss), net increased due primarily to transition services from the sale of our BCS business to SATO.
Income Taxes
The tax rate on 2006 continuing operations was 16.6%. The 2006 effective tax rate is positively impacted by a reduction of valuation allowances and tax reserves of $2.0 million. In addition, the Company recorded a $1.7 million reduction in foreign tax, primarily associated with a change of tax law in Germany. The tax rate on 2005 continuing operations was 29.1%. Included in the 2005 year provision was $2.0 million additional tax cost associated with the repatriation of earnings under the American Jobs Creation Act and a change in tax rates on deferred taxes created by a tax restructuring.
Our net earnings generated by the operations of our Puerto Rico subsidiary were partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005, and are substantially exempt from Puerto Rico’s income taxes.
Earning from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, for 2006 decreased to $0.9 million from $8.1 million in 2005. The 2005 earnings from discontinued operations were primarily due to our operation of the bar-code business in 2005. The 2006 earnings were due primarily to the $1.4 million gain on the sale of the bar-code business.
Net Earnings
Net earnings were $35.9 million, or $0.89 per diluted share, in 2006 compared to net earnings of $36.5 million, or $0.93 per diluted share, in 2005. The weighted average number of shares used in the diluted earnings per share computation was 40.2 million and 39.1 million for fiscal years 2006 and 2005, respectively.
Quarterly Analysis
The comparison of fiscal year 2006 results of operations to fiscal year 2005 results herein is indicative of the quarter over quarter trends for the interim periods. For each of the first three quarters of 2006, revenues decreased when compared to the same quarter in 2005, primarily due to large-account chain wide installations in the U.S. during 2005 that did not continue in 2006. These decreases were partially offset by offset by growth in our CheckNet® service bureau business.
Gross profit in the first and second quarters of 2006 was impacted by manufacturing variances resulting from higher raw material costs, the implementation of a new manufacturing process for our RF-EAS labels, and the cost of moving our system assembly operations from Puerto Rico to the Dominican Republic. Gross profit in the second quarter of 2006 benefited from improved labeling services margins in our CheckNet® service bureau and library businesses. Gross profit in the third quarter of 2006 included the effect of an increase in our inventory reserves due to aging of specific customer inventory and production issues with the new manufacturing process for RF-EAS labels, partially offset by improved margins in our security segment.
For each of the first three quarters of 2006, selling, general and administrative expenses decreased when compared to the same quarter in 2005 due to the improvement in our cost structure resulting from restructuring initiatives, coupled with 2005 expenses associated with consulting activities and the restructuring of our revolving credit facility, that did not recur in 2006. This was partially offset by share-based compensation expense in 2006 with no comparable expense in 2005.
Fiscal 2005 compared to Fiscal 2004
Net Revenues
During 2005, revenues increased by $47.5 million or 7.1% from $670.5 million to $718.0 million. Foreign currency translation had a positive impact on revenues of $4.8 million for the full year of 2005.
(dollar amounts in millions)

			Dollar Amount	Percentage
	December 25,	December 26,	Change Fiscal	Change
	2005	2004	2005	Fiscal 2005
Year ended	(Fiscal 2005)	(Fiscal 2004)	vs. Fiscal 2004	vs. Fiscal 2004
	(As Restated)	(As Restated)
Net revenues:
Security	$550.4	$508.2	$42.2	8.3%
Labeling Services	76.3	65.8	10.4	15.8
Retail Merchandising	91.3	96.4	(5.1)	(5.3)

Net revenues	$718.0	$670.5	$47.5	7.1%

Security revenues increased by $42.2 million or 8.3% in 2005 compared to 2004. The positive impact of foreign currency translation was $3.4 million. The remaining increase was primarily due to growth in the EAS revenues in the U.S. and European markets ($38.3 million and $7.1 million, respectively), partially offset by a decline in the U.S. and International Americas CCTV revenues ($4.8 million and $3.0 million, respectively). The growth in the U.S. and European EAS revenues can be primarily attributed to large account chain-wide installations, whereas the decrease in the CCTV revenues is primarily connected with large one-time installations that took place in fiscal 2004, which did not repeat in fiscal 2005.
Labeling services revenues increased by $10.4 million or 15.8% in 2005 compared to 2004. The positive impact of foreign currency translation was approximately $0.2 million. The remaining increase was primarily due to increased Check-Net® revenues in Europe and U.S. of $6.7 million and $1.0 million, respectively, coupled with an increase in the Intelligent Library Systems (ILS) revenues in the U.S. and Asia Pacific of $2.2 million and $0.4 million, respectively. The increase in Check-Net® revenues resulted from the increased focus on expanding our customer base and it is mainly attributable to the growth of our integrated apparel source tag labels revenues.
Retail merchandising revenues decreased by $5.1 million or 5.3% in 2005 compared to 2004. The positive impact of foreign currency translation was approximately $1.2 million. The net decrease was due primarily to a decline of HLS revenues in Europe of approximately $3.7 million. This decline was due to a difficult retail trading environment and the continued transition by retailers from hand-held price labeling to automated barcoding and scanning.

Gross Profit
During 2005, gross profit increased by $2.1 million or 0.7% from $309.4 million to $311.5 million. The benefit of foreign currency translation on gross profit was approximately $1.7 million. The gross profit, as a percentage of net revenues, decreased from 46.2% to 43.4%.
Security gross profit decreased from 46.3% in 2004 to 43.5% in 2005 and was negatively impacted by increased field service costs resulting from large account chain-wide installations of our EAS products.
Labeling services gross profit decreased from 34.3% in 2004 to 31.5% in 2005. The decrease in gross profit, as a percentage of labeling revenues, resulted primarily from lower gross margins on the labels used in our ILS product line in the U.S..
Retail merchandising gross profit decreased to 52.9% in 2005 from 53.6% in 2004. This decrease, as a percentage of retail merchandising revenues, was mainly due to a shift in sales mix.
For fiscal years 2005 and 2004, field service and installation costs were 11.6% and 10.2% of net revenues, respectively. The increase was due primarily to an increase in fees from subcontractors, as a result of installation activities related to large chain-wide installations of our EAS products.
Selling, General, and Administrative Expenses
During 2005, selling, general, and administrative expenses increased $1.9 million or 0.8% over 2004. Foreign currency translation increased selling, general, and administrative expenses by approximately $1.5 million. As a percentage of revenues, selling, general, and administrative expenses decreased to 33.1% in fiscal 2005 from 35.2% in 2004. This decrease resulted primarily from a reduction in sales and marketing expenses as a percentage of revenue.
Research and Development Expenses
Research and development (R&D) costs represented 2.7% of revenues in 2005 and 4.2% in 2004. The decrease in R&D costs primarily resulted from a focused and selective development effort on manufacturing process improvements and application of new technologies.
Asset Impairments
In 2005 we recorded a $1.4 million impairment of fixed assets associated with our supply chain in Puerto Rico and Japan. For details refer to the “Goodwill and Asset Impairments” section.
In 2004 we recorded a $2.0 million impairment of intangible assets and fixed assets associated with our U.S. and European reporting units in our labeling segment, detailed in the “Goodwill and Asset Impairments” section.
Restructuring Expenses
Restructuring expenses were $12.6 million in 2005 compared to a $3.0 million reversal in 2004. The 2005 expense is detailed in the “Provisions for Restructuring” section.
The 2004 reversal was composed of $2.6 million reversal of severance from a shared service initiative and $0.4 million reduction of a lease reserve resulting from obtaining a sublease on a previously reserved property.
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

Interest Income and Interest Expense
Interest expense for 2005 decreased by $4.1 million compared to 2004, due primarily to lower debt levels. Interest income in 2005 increased by $0.8 million compared to 2004.
Other (Loss) Gain, net
Other (loss) gain, net resulted from net foreign currency transaction losses of $0.2 million and gains of $0.2 million for 2005 and 2004, respectively.
Income Taxes
The tax rate on continuing operations was 29.1%. Included in the 2005 provision was $2.0 million of additional tax costs associated with the repatriation of earnings under the Homeland Investment Act and a change in tax rates on deferred taxes created by a tax restructuring. The 2004 tax rate on continuing operations was 9.8%.
Our net earnings generated by the operations of our Puerto Rico subsidiary are partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code until December 31, 2005 and are substantially exempt from Puerto Rico’s income taxes.
Earning from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, for 2005 increased to $8.1 million from a loss of $37.4 million in 2004. The 2005 earnings from discontinued operations, net of tax, include a $0.7 million goodwill impairment in the U.S. barcode labeling segment, whereas the loss from discontinued operations in 2004, net of tax, include impairment of goodwill, intangible assets, and fixed assets of approximately $43.8 million, connected with our U.S. and European barcode systems businesses.
Net Earnings
Net earnings were $36.5 million, or $0.93 per diluted share, in 2005 compared to net losses of $18.6 million, or $0.50 per diluted share, in 2004. The weighted average number of shares used in the diluted earnings per share computation was 39.1 million and 37.6 million for fiscal years 2005 and 2004, respectively.
Quarterly Analysis
The comparison of fiscal year 2005 results of operations to fiscal year 2004 results herein is also indicative of the quarter over quarter trends for the interim periods. For each of the first three quarters of 2005, revenues increased when compared to the same quarter in 2004, primarily due to the increase in large-account chain wide installations in the U.S. in our security segment. This activity resulted in an increase in installation costs that reduced gross profit as a percentage of revenues when compared to the same periods in the prior year.
For the first quarter of 2005, selling, general and administrative expenses increased when compared to the same quarter in 2004 due to the impact of the restructuring of our revolving credit facility and consulting expenses associated with the evaluation of our business. For the second quarter of 2005, selling, general and administrative expenses increased over the same quarter in 2004 due to additional consulting costs, partially offset by a decrease in selling and marketing expenses. For the third quarter of 2005, selling, general and administrative expenses declined when compared to the same quarter in the prior year, due to a reduction in selling and marketing expenses.
Other Matters
Recently Adopted Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 in the first quarter of fiscal 2006 with no material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The Company adopted SFAS No. 123R in the first quarter 2006 using the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The impact on the adoption on the consolidated statement of operations was $5.7 million ($4.2 million, net of tax) or $.10 per diluted share of stock compensation expense in 2006.

In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this guidance in the first quarter of fiscal 2006 with no material impact on our consolidated financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application of an accounting principle” and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 in the first quarter of fiscal 2006.
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. Amounts collected from customer, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 has not had an effect on the Company’s financial position or results of operations.
The FASB issued in September 2006 SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure elements of SFAS No. 158 as of December 31, 2006. The adoption of the measurement elements of SFAS 158 will not have an impact on our financial position and results of operations.

The Company adopted the recognition and disclosure provisions of Statement 158 effective December 31, 2006. The adoption of Statement 158 had the following effect on the Company’s statement of financial position as of December 31, 2006:
(dollar amounts in thousands)

	As of December 31, 2006
		Effect of
	Prior to adoption	adopting
	of Statement 158	Statement 158	After Adoption

Non-current Deferred income tax assets	$29,818	$1,598	$31,416

Total assets	779,593	1,598	781,191

Accrued pensions — current	—	3,730	3,730
Accrued pensions	81,991	611	82,602

Accumulated other comprehensive income	950	(2,743)	(1,793)

Total stockholder’s equity	$476,555	$(2,743)	$473,812

The adoption of Statement 158 did not affect the Company’s statement of operations for the year ended December 31, 2006, or any prior periods. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income.
New Accounting Pronouncements and Other Standards
In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations. We do not expect adoption to have a material impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 31, 2006, all third party borrowings were in the functional currency of the subsidiary borrower.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.1 million liability position as of December 31, 2006 and an offsetting (liability) asset position as of December 25, 2005. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 31, 2006, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $1.9 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.9 million.
Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the U.S..

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
     Checkpoint Systems, Inc.
We have completed integrated audits of Checkpoint Systems, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Checkpoint Systems Inc. and its subsidiaries at December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 of the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Checkpoint Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain effective controls over the financial reporting and close process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006.
The Company did not maintain effective controls over the financial reporting and close process. Specifically, the Company’s controls to monitor the financial position and results of operations of subsidiaries and controls to accurately record non-routine and non-systematic transactions in accordance with accounting principles generally accepted in the United States of America were not effective. This control deficiency contributed to errors resulting in the restatement of the Company’s consolidated financial statements for 2005 and 2004, each of the interim periods in 2005 and the first three quarters of 2006 affecting revenues and cost of revenues. Additionally, this control deficiency could result in a material misstatement in any account and disclosures that would not be prevented or detected.
As a result of the material weakness, management has concluded that the internal control over financial reporting was ineffective as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the COSO. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
As described in Management’s Report on Internal Controls Over Financial Reporting, management has excluded ADS Worldwide from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination in November 2006. We have also excluded ADS Worldwide from our audit of internal control over financial reporting. ADS Worldwide is a wholly-owned subsidiary whose total assets and total revenues represent 2.4% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
In our opinion, management’s assessment that Checkpoint Systems Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Checkpoint Systems Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2007

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 31,	December 25,
	2006	2005
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,394	$113,223
Restricted cash	2,121	—
Accounts receivable, net of allowance of $12,417 and $11,174	160,463	139,480
Inventories	94,562	80,740
Other current assets	36,199	38,746
Deferred income taxes	10,858	12,950
Assets of discontinued operations held for sale	—	34,254

Total Current Assets	447,597	419,393

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,325	4,169
PROPERTY, PLANT, AND EQUIPMENT, net	67,717	72,377
GOODWILL	187,288	165,313
OTHER INTANGIBLES, net	33,143	33,263
DEFERRED INCOME TAXES	31,416	31,509
OTHER ASSETS	9,705	13,221

TOTAL ASSETS	$781,191	$739,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$6,810	$4,391
Accounts payable	49,521	61,485
Accrued compensation and related taxes	27,712	34,547
Other accrued expenses	33,557	27,294
Income taxes	27,811	25,567
Unearned revenues	21,634	23,650
Restructuring reserve	6,786	11,715
Accrued pensions — current	3,730	—
Other current liabilities	16,012	16,031
Liabilities of discontinued operations held for sale	—	6,458

Total Current Liabilities	193,573	211,138

LONG-TERM DEBT, LESS CURRENT MATURITIES	9,724	35,354
ACCRUED PENSIONS	82,602	71,194
OTHER LONG-TERM LIABILITIES	4,125	4,349
DEFERRED INCOME TAXES	16,630	19,588
MINORITY INTEREST	956	1,202
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,315,581 and 40,737,110	4,131	4,073
Additional capital	345,206	326,950
Retained earnings	146,658	110,736
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive loss	(1,793)	(24,718)

TOTAL STOCKHOLDERS’ EQUITY	473,581	396,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$781,191	$739,245

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	December 31,	December 25,	December 26,
Year ended	2006	2005	2004
		(As Restated)	(As Restated)
Net revenues	$687,775	$717,992	$670,453
Cost of revenues	396,084	406,462	360,981

Gross profit	291,691	311,530	309,472
Selling, general, and administrative expenses	226,958	237,654	235,798
Research and development	19,417	19,108	28,525
Asset impairments	—	1,396	1,968
Restructuring expenses	7,007	12,570	(3,016)
Litigation settlement	2,251	—	19,950
Other operating income	2,025	—	—

Operating income	38,083	40,802	26,247
Interest income	4,906	2,338	1,567
Interest expense	2,155	2,862	7,002
Other gain (loss), net	1,141	(151)	219

Earnings from continuing operations before income taxes and minority interest	41,975	40,127	21,031
Income taxes	6,987	11,661	2,064
Minority interest	(31)	53	144

Earnings from continuing operations	35,019	28,413	18,823
Earnings (loss) from discontinued operations, net of tax of $1,059, $3,820, and ($1,692)	903	8,108	(37,448)

Net earnings (loss)	$35,922	$36,521	$(18,625)

Basic Earnings (Loss) Per Share:
Earnings from continuing operations	$.89	$.75	$.51
Earnings (loss) from discontinued operations, net of tax	.02	.21	(1.02)

Basic Earnings (Loss) Per Share	$.91	$.96	$(.51)

Diluted Earnings (Loss) Per Share:
Earnings from continuing operations	$.87	$.72	$.50
Earnings (loss) from discontinued operations, net of tax	.02	.21	(1.00)

Diluted Earnings (Loss) Per Share	$.89	$.93	$(.50)

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollar amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, Dec. 28, 2003 (As Restated)	39,479	$3,948	$282,529	$92,840	4,641	$(47,003)	$(9,654)	$322,660
Net loss (As Restated)				(18,625)				(18,625)
Exercise of stock options and related tax benefit	362	36	4,663					4,699
Net gain on interest rate swap							826	826
Treasury stock issued upon conversion of subordinated debentures			22,311		(2,599)	26,325		48,636
Minimum pension liability adjustment, net of tax							(2,521)	(2,521)
Foreign currency translation adjustment (As Restated)							23,970	23,970

Balance, Dec. 26, 2004 (As Restated)	39,841	3,984	309,503	74,215	2,042	(20,678)	12,621	379,645
Net earnings (As Restated)				36,521				36,521
Exercise of stock options and related tax benefit	871	86	13,448					13,534
Stock compensation expense			788					788
Deferred compensation plan	25	3	3,211		(6)	57		3,271
Minimum pension liability adjustment, net of tax							(3,840)	(3,840)
Foreign currency translation adjustment (As Restated)							(33,499)	(33,499)

Balance, Dec. 25, 2005 (As Restated)	40,737	4,073	326,950	110,736	2,036	(20,621)	(24,718)	396,420
Net earnings (As Restated)				35,922				35,922
Exercise of stock-based compensation	578	58	8,633					8,691
Tax benefit on stock-based compensation			1,836					1,836
Stock-based compensation expense			5,710					5,710
Deferred compensation plan			2,077					2,077
Adoption of SFAS 158, net of tax							(2,743)	(2,743)
Minimum pension liability adjustment, net of tax							(121)	(121)
Foreign currency translation adjustment (As Restated)							25,789	25,789

Balance, Dec. 31, 2006	41,315	$4,131	$345,206	$146,658	2,036	$(20,621)	$(1,793)	$473,581

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)

	December 31,	December 25,	December 26,
Year ended	2006	2005	2004
		(As Restated)	(As Restated)
Net earnings (loss)	$35,922	$36,521	$(18,625)
Net gain on interest rate swap, net of tax	—	—	826
Minimum pension liability, net of tax	(121)	(3,840)	(2,521)
Foreign currency translation adjustment	25,789	(33,499)	23,970

Comprehensive income (loss)	$61,590	$(818)	$3,650

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars amounts in thousands)

	December 31,	December 25,	December 26,
Year ended	2006	2005	2004
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net earnings (loss)	$35,922	$36,521	$(18,625)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	19,504	22,539	26,316
Deferred taxes	281	(4,226)	(7,287)
Stock-based compensation	5,710	788	—
Excess tax benefit on stock compensation	(1,685)	—	—
Provision for losses on accounts receivable	2,442	2,574	1,673
Gain on sublease settlement	(1,777)	—	—
Gain on sale of discontinued operations	(1,299)	—	—
Loss (gain) on disposal of fixed assets	262	(1,627)	139
Impairments of goodwill and long-lived assets	—	2,060	51,444
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(3,977)	(8,228)	(9,682)
Inventories	(8,299)	(5,526)	(6,295)
Other current assets	6,207	(10,929)	3,896
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(18,358)	(1,062)	951
Income taxes	4,904	2,454	(11,227)
Unearned revenues	(3,930)	(1,797)	(1,088)
Restructuring reserve	(5,668)	7,932	(6,138)
Other current and accrued liabilities	(7,853)	3,145	(797)

Net cash provided by operating activities	22,386	44,618	23,280

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(11,520)	(10,846)	(11,342)
Proceeds from the sale of discontinued operations	26,904	—	—
Acquisitions of businesses, net of cash acquired	(7,353)	(2,026)	(155)
Other investing activities	(68)	4,351	1,159

Net cash provided by (used in) investing activities	7,963	(8,521)	(10,338)

Cash flows from financing activities:
Proceeds from stock issuances	8,691	11,356	3,950
Excess tax benefit on stock compensation	1,685	—	—
Proceeds of short-term debt	14,200	—	—
Payment of short-term debt	(9,873)	—	—
Net change in factoring and bank overdrafts	(3,293)	1,612	376
Proceeds of long-term debt	—	51,776	25,000
Payment of long-term debt	(18,355)	(83,027)	(53,829)

Net cash used in financing activities	(6,945)	(18,283)	(24,503)

Effect of foreign currency rate fluctuations on cash and cash equivalents	6,767	(7,285)	3,879

Net increase (decrease) in cash and cash equivalents	30,171	10,529	(7,682)
Cash and cash equivalents:
Beginning of year	113,223	102,694	110,376

End of year	$143,394	$113,223	$102,694

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. RESTATEMENT AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement
Checkpoint Systems, Inc. (the “Company”) is restating herein its historical financial statements for the year ended December 25, 2005 and the year ended December 26, 2004. The restatement is the result of the combined effect of financial statement errors attributable to (i) the overstatement of revenue due to the improper activities of certain former employees of the Company’s Japanese sales subsidiary; (ii) errors in the timing of recognition of revenue for certain transactions in the Company’s CheckNet® business; and (iii) income tax adjustments recorded in the fourth quarter of 2005 relating to prior periods. The Company has not amended its Annual Reports on Form 10-K for December 25, 2005 and December 26, 2004 and accordingly the financial statements and related financial information contained in such reports should not be relied upon. All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.
Description of Restatement Adjustments
Set forth below is a description of the restatement adjustments reflected in the restatement of previously issued financial statements.
Overstatement of revenue and other financial statement errors due to the improper activities of certain former employees of the Company’s Japanese sales subsidiary - During the fourth quarter of 2006, the Company’s Audit Committee initiated an independent investigation with respect to the Company’s Japanese sales subsidiary. Based on this investigation, it was determined that improper activities by certain employees of the subsidiary affected the financial reporting of the subsidiary and that the improper activities were contained within the Japanese sales subsidiary.
The improper activities by certain former employees of the subsidiary included (i) the recognition of revenue upon receipt of orders, prior to shipment of goods or installation of equipment; (ii) the recognition of revenue where orders never existed and goods were never shipped or installed; (iii) the premature recognition of revenue from long-term maintenance contracts; (iv) entering into arrangements with third parties to factor accounts receivable and improperly reporting the transactions as reductions in accounts receivable when the transaction should have been reported as financing. As of December 25, 2005, there was $2.6 million outstanding for these factored receivables; (v) entering into an arrangement to sell, and then repurchase, inventory immediately before and after the year-end of 2002, 2003, and 2005, and improperly reporting the transaction as a reduction of inventory rather than as the incurrence and extinguishment of short-term debt; and (v) recording arbitrary balance sheet adjustments to increase cash and reduce accounts receivable in certain accounting periods in 2004 and 2005 other than year-end.
The Japanese sales subsidiary also failed to correctly account for the costs associated with an agreement with a third party supplier for the development of new products that were subsequently purchased and resold by the sales subsidiary. The sales subsidiary incorrectly recorded product development costs totaling $0.5 million incurred from August 2005 through April 2006 as inventory when the costs should have been recorded as research and development expense, in each of the periods that development costs were incurred. The Japanese sales subsidiary also incorrectly recorded as inventory two transactions involving cash advances totaling $0.4 million that were paid to the supplier the third and fourth quarters of 2005. The funds advanced to the supplier were subsequently recovered through discounts on the purchase of products in the second and third quarters of 2006.
Income tax adjustments recorded in 2004 and the fourth quarter of 2005 that related to prior years – In 2004 and 2005, the Company recorded several adjustments to income tax expense that were determined, at the time, to be corrections of prior period errors that were not material to the financial statements issued for 2005 and prior years. As a result of the restatement of these amounts, income tax expense will increase by $1.6 million in fiscal year 2005 and was reduced by $1.5 million in fiscal year 2004.
Overstatement of revenue due to errors in the timing of recognition of revenue for certain transactions in the Company’s CheckNet® business – In the fourth quarter of 2006, the Company’s CheckNet® business identified errors in revenue recognition in prior periods related to the shipment of certain goods where title to the goods did not pass to the buyer until the goods reached customers in Asia.

The CheckNet® business had incorrectly recorded revenue associated with these transactions at the time of shipment, when recognition should have been deferred until receipt of the goods by the customer. An adjustment has also been recorded to defer a portion of the revenue from certain customers associated with the provision of internet services beyond the time that the customer is billed for the service. As a result of these errors, the Company’s consolidated revenue was overstated by $0.6 million in fiscal year 2005 and $0.3 million in fiscal year 2004.
Other - In conjunction with the restatement, the Company also made other adjustments and changes in classifications to its accounting in various periods for various other errors that were immaterial.
The following table summarized the effects of the adjustments on basic earnings per share, diluted earnings per share, net revenues, gross margin, operating income, income taxes, earnings from continuing operations, and net earnings for the years ended December 25, 2005 and December 26, 2004, respectively, and on retained earnings as of December 29, 2003 (the first day of fiscal 2004).

				December 25, 2005		December 26, 2004
				Basic	Diluted	Basic	Diluted
				EPS	EPS	EPS	EPS

As Previously Reported				$1.03	$1.01	$(.55)	$(.54)
Restatement Adjustments:
CheckNet® Revenue Adjustments				(.01)	(.01)	—	—
Japan Revenue Adjustments				(.01)	(.01)	—	—
Other Japan Adjustments				(.01)	(.01)	—	—
Income Tax Adjustments				(.04)	(.04)	.04	.04
Other Adjustments				(.01)	(.01)	.01	.01

As Restated				$.96	$.93	$(.51)	$(.50)

	Retained	Net Earnings		Earnings from Continuing Operations		Income Taxes
	Earnings as of	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	Dec. 29, 2003	2005	2004	2005	2004	2005	2004

As Previously Reported	$93,422	$39,405	$(20,192)	$31,297	$17,256	$10,970	$3,515
Restatement Adjustments:
CheckNet® Revenue Adjustments	(189)	(276)	(174)	(276)	(174)	(127)	(73)
Japan Revenue Adjustments	—	(408)	(77)	(408)	(77)	(370)	(70)
Other Japan Adjustments	—	(215)	(26)	(215)	(26)	(183)	(19)
Income Tax Adjustments	43	(1,561)	1,518	(1,561)	1,518	1,561	(1,518)
Other Adjustments	(436)	(424)	326	(424)	326	(190)	229

As Restated	$92,840	$36,521	$(18,625)	$28,413	$18,823	$11,661	$2,064

		Operating Income		Gross Profit		Net Revenues
		Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
		2005	2004	2005	2004	2005	2004

As Previously Reported		$43,027	$26,055	$313,437	$309,918	$721,018	$671,558
Restatement Adjustments:
CheckNet® Revenue Adjustments		(403)	(247)	(403)	(247)	(597)	(293)
Japan Revenue Adjustments		(880)	(166)	(880)	(166)	(1,722)	(433)
Other Japan Adjustments		(418)	(23)	(100)	(23)	—	—
Other Adjustments		(524)	628	(524)	(10)	(707)	(379)

As Restated		$40,802	$26,247	$311,530	$309,472	$717,992	$670,453

Comparison of restated financial statements to financial statements as originally reported
The following tables compare our previously reported consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the fiscal years ended December 25, 2005 and December 26, 2004 and the previously reported consolidated balance sheet as of December 25, 2005 to the corresponding financial statements for those years as restated.

Consolidated Balance Sheets
(dollar amounts in thousands)

	December 25, 2005
	As Previously	As
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,223	$113,223
Accounts receivable, net of allowance of $11,174	138,871	139,480
Inventories	79,528	80,740
Other current assets	38,344	38,746
Deferred income taxes	11,747	12,950
Assets of discontinued operations held for sale	34,254	34,254

Total Current Assets	415,967	419,393

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,699	4,169
PROPERTY, PLANT, AND EQUIPMENT, net	72,377	72,377
GOODWILL	165,313	165,313
OTHER INTANGIBLES, net	33,263	33,263
DEFERRED INCOME TAXES	31,509	31,509
OTHER ASSETS	13,240	13,221

TOTAL ASSETS	$736,368	$739,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$1,776	$4,391
Accounts payable	61,006	61,485
Accrued compensation and related taxes	34,547	34,547
Other accrued expenses	27,294	27,294
Income taxes	25,567	25,567
Unearned revenues	22,047	23,650
Restructuring reserve	11,715	11,715
Other current liabilities	16,031	16,031
Liabilities of discontinued operations held for sale	6,458	6,458

Total Current Liabilities	206,441	211,138

LONG-TERM DEBT, LESS CURRENT MATURITIES	35,354	35,354
ACCRUED PENSIONS	71,194	71,194
OTHER LONG-TERM LIABILITIES	4,349	4,349
DEFERRED INCOME TAXES	19,588	19,588
MINORITY INTEREST	1,120	1,202
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 40,737,110	4,073	4,073
Additional capital	326,950	326,950
Retained earnings	112,635	110,736
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive (loss) income	(24,715)	(24,718)

TOTAL STOCKHOLDERS’ EQUITY	398,322	396,420

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,368	$739,245

Consolidated Statements of Operations
For the Years Ended
(dollar amounts in thousands, except per share data)

	December 25, 2005		December 26, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net revenues	$721,018	$717,992	$671,558	$670,453
Cost of revenues	407,581	406,462	361,640	360,981

Gross profit	313,437	311,530	309,918	309,472

Selling, general, and administrative expenses	237,654	237,654	236,436	235,798
Research and development	18,790	19,108	28,525	28,525
Asset impairment	1,396	1,396	1,968	1,968
Restructuring expense	12,570	12,570	(3,016)	(3,016)
Litigation settlement	—	—	19,950	19,950

Operating income	43,027	40,802	26,055	26,247

Interest income	2,338	2,338	1,567	1,567
Interest expense	2,844	2,862	6,980	7,002
Other (loss) gain, net	(151)	(151)	219	219

Earnings from continuing operations before income taxes and minority interest	42,370	40,127	20,861	21,031

Income taxes	10,970	11,661	3,515	2,064
Minority interest	103	53	90	144

Earnings from continuing operations	31,297	28,413	17,256	18,823

Earnings (loss) from discontinued operations, net of tax	8,108	8,108	(37,448)	(37,448)

Net earnings (loss)	$39,405	$36,521	$(20,192)	$(18,625)

Basic Earnings per Share:
Earnings from continuing operations	$.82	$.75	$.47	$.51
Earnings (loss) from discontinued operations, net of tax	.21	.21	(1.02)	(1.02)

Basic Earnings (Loss) per Share	$1.03	$.96	$(.55)	$(.51)

Diluted Earnings per Share:
Earnings from continuing operations	$.80	$.72	$.46	$.50
Earnings (loss) from discontinued operations, net of tax	.21	.21	(1.00)	(1.00)

Diluted Earnings (Loss) per Share	$1.01	$.93	$(.54)	$(.50)

Consolidated Statements Of Stockholders’ Equity
(dollar amounts in thousands)

			Accumulated Other Comprehensive
	Retained Earnings		Income (Loss)		Total Stockholders’ Equity
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Balance, Dec. 28, 2003	$93,422	$92,840	$(9,606)	$(9,654)	$323,290	$322,660
Net loss	(20,192)	(18,625)			(20,192)	(18,625)
Exercise of stock options and related tax benefit					4,699	4,699
Net gain on interest rate swap			826	826	826	826
Treasury stock issued upon conversion of subordinated debentures					48,636	48,636

Minimum pension liability adjustment, net of tax			(2,521)	(2,521)	(2,521)	(2,521)

Foreign currency translation adjustment			24,025	23,970	24,025	23,970

Balance, Dec. 26, 2004	$73,230	$74,215	$12,724	$12,621	$378,763	$379,645
Net earnings	39,405	36,521			39,405	36,521
Exercise of stock options and related tax benefit					13,534	13,534
Stock compensation expense					788	788
Deferred compensation plan					3,271	3,271

Minimum pension liability adjustment, net of tax			(3,840)	(3,840)	(3,840)	(3,840)

Foreign currency translation adjustment			(33,599)	(33,499)	(33,599)	(33,499)

Balance, Dec. 25, 2005	$112,635	$110,736	$(24,715)	$(24,718)	$398,322	$396,420

Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands)

	December 25, 2005		December 26, 2004
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net earnings (loss)	$39,405	$36,521	$(20,192)	$(18,625)
Net gain on interest rate swap, net of tax	—	—	826	826
Minimum pension liability, net of tax	(3,840)	(3,840)	(2,521)	(2,521)
Foreign currency translation adjustment	(33,599)	(33,499)	24,025	23,970

Comprehensive income (loss)	$1,966	$(818)	$2,138	$3,650

Consolidated Statements of Cash Flows
(dollar amounts in thousands)

	Year Ended		Year Ended
	December 25, 2005		December 26, 2004
	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

Cash flows from operating activities:
Net earnings (loss)	$39,405	$36,521	$(20,192)	$(18,625)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	22,730	22,539	26,538	26,316
Deferred taxes	(4,917)	(4,226)	(5,836)	(7,287)
Stock-based compensation	788	788	—	—
Provision for losses on accounts receivable	2,574	2,574	1,673	1,673
(Gain) loss on disposal of fixed assets	(1,627)	(1,627)	139	139
Impairments of goodwill and long-lived assets	2,060	2,060	51,444	51,444
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(8,316)	(8,228)	(8,938)	(9,682)
Inventories	(4,860)	(5,526)	(7,090)	(6,295)
Other current assets	(10,553)	(10,929)	4,210	3,896
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(1,844)	(1,062)	870	951
Income taxes	2,454	2,454	(11,227)	(11,227)
Unearned revenues	(2,791)	(1,797)	(1,381)	(1,088)
Restructuring reserve	7,932	7,932	(6,138)	(6,138)
Other current and accrued liabilities	3,195	3,145	(324)	(797)

Net cash provided by operating activities	46,230	44,618	23,748	23,280

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(10,846)	(10,846)	(11,342)	(11,342)
Acquisitions of businesses, net of cash acquired	(2,026)	(2,026)	(155)	(155)
Other investing activities	4,351	4,351	1,159	1,159

Net cash used in investing activities	(8,521)	(8,521)	(10,338)	(10,338)

Cash flows from financing activities:
Proceeds from stock issuances	11,356	11,356	3,950	3,950
Net change in short-term debt	—	1,612	(92)	376
Proceeds of long-term debt	51,776	51,776	25,000	25,000
Payment of long-term debt	(83,027)	(83,027)	(53,829)	(53,829)

Net cash used in financing activities	(19,895)	(18,283)	(24,971)	(24,503)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(7,285)	(7,285)	3,879	3,879

Net increase (decrease) in cash and cash equivalents	10,529	10,529	(7,682)	(7,682)
Cash and cash equivalents:
Beginning of year	102,694	102,694	110,376	110,376

End of year	$113,223	$113,223	$102,694	$102,694

Nature of Operations
We are a multinational manufacturer and marketer of integrated system solutions for loss prevention, labeling, and merchandising. We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate labeling requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for labeling systems include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We also market closed-circuit television (CCTV) systems primarily to help retailers prevent losses caused by theft of merchandise. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.
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
Fiscal Year
Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2006, 2005, and 2004, are for the 53 weeks ended December 31, 2006 and for the 52 weeks ended December 25, 2005, and December 26, 2004, respectively.
Cash and Cash Equivalents
Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.
Restricted Cash
At December 31, 2006, the Company has $2.1 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted until potential working capital adjustments related to the divestiture are resolved. These adjustments should be finalized in the first quarter 2007.
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
Goodwill
Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We perform our annual assessment as of fiscal month end October each fiscal year. Refer to Note 5.
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
Other Assets
Included in other assets are $1.0 million and $3.3 million of net long-term customer-based receivables at December 31, 2006 and December 25, 2005, respectively.
Deferred Financing Costs
Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 31, 2006 and December 25, 2005 were $0.6 million and $0.7 million, respectively. The financing cost amortization expense was $0.2 million, $1.3 million, and $1.5 million, for 2006, 2005, and 2004, respectively.
Revenue Recognition
We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases using the straight-line method, which approximates the effective interest method. Rental revenue from equipment under operating lease is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and for non-contract work, as services are performed. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions. The following table sets forth the movement in the warranty reserve:

	December 31,	December 25,
	2006	2005
	(dollar amounts in thousands)
Balance at beginning of year	$5,211	$5,171
Accruals for warranties issued	3,909	3,784
Accruals related to pre-existing warranties, including changes in estimate	865	—

Total accruals	4,774	3,784
Settlement made	(4,580)	(3,404)
Divestiture	(236)	—
Foreign currency translation adjustment	330	(340)

Balance at end of year	$5,499	$5,211

Royalty Expense
Royalty expenses related to security products approximated $3.7 million, $4.1 million, and $4.2 million, in 2006, 2005, and 2004, respectively. These expenses are included as part of cost of revenues.
Research and Development Costs
Research and development costs are expensed as incurred.
Stock Options
Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. The impact on the adoption on the consolidated statement of operations was $5.7 million ($4.2 million, net of tax) or $.10 per diluted share of stock compensation expense in 2006.
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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year ended,	Year ended,	Year ended,
	December 31,	December 25,	December 26,
	2006	2005	2004
Weighted average fair value of grants	$11.47	$4.99	$5.34
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.4135	.3209	.261
Expected life (in years)	4.54	3.4	3.2
Risk-free interest rate	4.55 – 5.07%	2.8 – 4.6%	2.9%
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the years ended December 25, 2005, and December 26, 2004, had the Company applied the fair value recognition provisions of SFAS 123, as follows:
(dollar amounts in thousands, except per share amounts)

	Year ended,	Year ended,
	December 25,	December 26,
	2005	2004
	(As Restated)	(As Restated)
Net earnings (loss), as reported	$36,521	$(18,625)
Add: Stock-based compensation recorded under the instrinsic method, net of tax	271	—
Less: Stock-based compensation expenses determined under the fair-value method, net of tax	(2,124)	(2,564)

Pro forma net earnings (loss)	$34,668	$(21,189)

Basic net earnings (loss) per share:
As reported	$.96	$(.51)
Pro forma	$.91	$(.58)
Diluted net earnings (loss) per share:
As reported	$.93	$(.50)
Pro forma	$.88	$(.56)
See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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
Taxes Collected from Customers
Sales taxes collected from customers are excluded from revenues. The obligation is included in other current liabilities until the taxes are remitted to the appropriate taxing authorities.
Foreign Currency Translation and Transactions
Our balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of our foreign subsidiaries are translated into U.S. dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Gains or losses on certain long-term inter-company transactions are excluded from the net earnings (loss) and accumulated in the cumulative translation adjustment as a separate component of consolidated stockholders’ equity. All other foreign currency transaction gains and losses are included in net earnings (loss).

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
We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. We had no interest rate swaps in fiscal years 2006 and 2005. No ineffectiveness occurred during fiscal year 2004.
Recently Adopted Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 in the first quarter of fiscal 2006 with no material impact on our consolidated financial statements.
In March 2005, the FASB issued Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this guidance in the first quarter of fiscal 2006 with no material impact on our consolidated financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application of an accounting principle” and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 in the first quarter of fiscal 2006.
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) issued Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. Amounts collected from customer, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 has not had an effect on the Company’s financial position or results of operations.
The FASB issued in September 2006 SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure elements of SFAS No. 158 in the fourth quarter of fiscal 2006. The adoption of the measurement elements of SFAS 158 will not have an impact on our financial position and results of operations.

The Company adopted the recognition and disclosure provisions of Statement 158 effective December 31, 2006. The adoption of Statement 158 had the following effect on the Company’s statement of financial position as of December 31, 2006:
(dollar amounts in thousands)

	As of December 31, 2006
		Effect of
	Prior to adoption	adopting
	of Statement 158	Statement 158	After adoption

Non-current deferred income tax assets	$29,818	$1,598	$31,416

Total assets	779,593	1,598	781,191

Accrued pensions — current	—	3,730	3,730
Accrued pensions	81,991	611	82,602

Accumulated other comprehensive income	950	(2,743)	(1,793)

Total stockholder’s equity	$476,555	$(2,743)	$473,812

The adoption of Statement 158 did not affect the Company’s statement of operations for the year ended December 31, 2006, or any prior periods. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income.
New Accounting Pronouncements and Other Standards
In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations. We do not expect adoption to have a material impact on the consolidated financial statements.
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
In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.
Note 2. VARIABLE INTEREST ENTITY
On February 3, 2004, we made a $2.5 million minority investment in Goliath Solutions, which is considered a variable interest entity (VIE). On October 6, 2004, Goliath Solutions received an additional investment from a party unrelated to us. As a result of this investment, we reevaluated our status and determined we were no longer the primary beneficiary. Accordingly, we deconsolidated Goliath Solutions on a prospective basis and applied the equity method to the investment in Goliath Solutions and notes receivable. In applying the equity method, our investment in Goliath Solutions was reduced to zero and the notes receivable was reduced to $0.4 million, due to the losses incurred during the year. We do not expect to collect the balance of the receivable investment and therefore an allowance for the entire amount has been made in 2004.

Note 3. INVENTORIES
Inventories consist of the following:
(dollar amounts in thousands)

	December 31,	December 25,
	2006	2005
		(As Restated)
Raw materials	$14,420	$10,643
Work-in-process	4,467	4,351
Finished goods	75,675	65,746

Total	$94,562	$80,740

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT
The major classes are:
(dollar amounts in thousands)

	December 31,	December 25,
	2006	2005
		(As Restated)
Revenue equipment on operating lease
Equipment rented to customers	$29,331	$47,693
Accumulated depreciation	(25,006)	(43,524)

Total revenue equipment on operating lease	$4,325	$4,169

Property, plant, and equipment
Land	$8,011	$8,045
Buildings	46,538	56,441
Machinery and equipment	126,084	108,558
Leasehold improvements	10,684	10,546
Construction in progress	5,389	4,846

	196,706	188,436
Accumulated depreciation	(128,989)	(116,059)

Total property, plant, and equipment	$67,717	$72,377

Property, plant, and equipment under capital lease had gross values of $5.3 million and $15.9 million and accumulated depreciation of $3.5 million and $6.7 million, as of December 31, 2006 and December 25, 2005, respectively.
Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $16.2 million, $17.8 million, and $20.7 million, for 2006, 2005, and 2004, respectively.
In November 2006, we cancelled a capital lease for one of our buildings with an outstanding amount owed of $10.3 million. This building was sublet to a third party tenant. The Company and the tenant reached a cancellation settlement which resulted in sublease income of $10.2 million. We recorded a $8.0 million impairment on this building as a result of the transaction. Additionally, we incurred a loss on the retirement of the capital lease of $0.2 million and an additional interest expense charge of $0.2 million. The sublease income, loss on the settlement of the capital lease, and the impairment were recorded in other operating income on our consolidated statement of operations.
In 2005, we recorded a $1.4 million impairment related to fixed assets in our supply chain. The charge consisted of $1.0 million related to the write down of our manufacturing facility in Japan and $0.4 million related to assets in our Puerto Rico manufacturing facility. These impairments were recorded in asset impairments on the consolidated statement of operations.
In 2004, we recorded a $3.9 million fixed asset impairment (discussed in Note 5).

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $33.1 million, and $33.3 million as of December 31, 2006 and December 25, 2005, respectively.
The following table reflects the components of intangible assets as of December 31, 2006 and December 25, 2005:

		December 31, 2006		December 25, 2005
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
	(dollar amounts in thousands)
Customer lists	20	$32,583	$22,116	$29,093	$18,822
Trade name	30	28,625	13,587	26,106	11,936
Patents, license agreements	5 to 14	40,060	32,761	36,978	28,561
Other	3 to 6	921	582	902	497

Total		$102,189	$69,046	$93,079	$59,816

We recorded $3.2 million, $3.4 million, and $3.9 million of amortization expense for 2006, 2005, and 2004, respectively.
Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts
in thousands)

2007	$3,277
2008	$3,182
2009	$2,832
2010	$2,394
2011	$2,247

The changes in the carrying amount of goodwill are as follows:

		Labeling	Retail
	Security	Services	Merchandising	Total
	(dollar amounts in thousands)
Balance as of December 26, 2004	$114,237	$3,944	$73,124	$191,305
Acquired during the year	760	—	—	760
Impairment	—	(664)	—	(664)
Translation adjustment and other	(13,699)	(1,555)	(9,358)	(24,612)
Discontinued operations	—	(1,335)	(141)	(1,476)

Balance as of December 25, 2005	101,298	390	63,625	165,313
Acquired during the year	—	5,714	—	5,714
Translation adjustment and other	9,433	274	6,554	16,261

Balance as of December 31, 2006	$110,731	$6,378	$70,179	$187,288

In November 2006, the Company purchased ADS Worldwide (ADS), a privately held company, for $7.4 million, net of cash acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $5.7 million, which is non-deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through December 31, 2006 are included in the labeling segment and were not material to the consolidated financial statements.
In September 2005, we classified our barcode labeling businesses and U.S. Hand-held labeling and Turn-O-Matic® businesses as held for sale. We allocated goodwill of the reporting units in the Labeling Services and Retail Merchandising segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments effected by the disposal group and determined that there was a $0.7 million impairment in the U.S. barcode labeling disposal group in our Labeling Services segment. This impairment was recorded in discontinued operations on the consolidated statement of operations.
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

In the fourth quarter of 2004, we performed an assessment of the carrying value of goodwill utilizing a discounted cash flow analysis. This assessment indicated the book value of our U.S. and European labeling services reporting units exceeded their estimated fair value and a goodwill impairment had occurred. In addition, as a result of the goodwill analysis, we assessed whether there had been an impairment of our long-lived assets in accordance with SFAS 144. We concluded the book values of certain asset groupings within these two reporting units were higher than their estimated fair values resulting in an impairment charge. The estimated fair value was determined from prices of similar assets and discounted cash flows. Accordingly, we have recognized non-cash impairment charges of $51.4 million ($45.0 million, net of tax) in 2004. The charges included $34.7 million, $12.8 million, and $3.9 million related to goodwill impairments, intangible asset impairments, and fixed asset impairments, respectively. In developing the discounted cash flow analysis for these segments, we incorporated the 2004 decline, excluding the benefits of foreign exchange, related to the increased economic pressures and difficult market conditions. These factors resulted in lower growth expectations for the reporting units and triggered the impairment. These 2004 charges were recorded to asset impairments ($2.0 million) and discontinued operations ($49.4 million or $43.8 million, net of tax) on the consolidated statement of operations.
We perform our annual assessment as of fiscal month end October each fiscal year. The 2006 and 2005 annual assessments did not result in an additional impairment charge. Future annual assessments could result in additional impairment charges, which would be accounted for as an operating expense. It is possible that future declines in retail merchandising revenues and profitability may lead to future impairments of the goodwill associated with this segment.
Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT
Short-term borrowings and current portion of long-term debt at December 31, 2006 and at December 25, 2005 consisted of the following:
(dollar amounts in thousands)

	December 31,	December 25,
	2006	2005
		(As Restated)
Overdraft facilities and lines of credit with interest rates raging from 1.50% to 1.75%(1)	$5,038	$858
Full recourse factoring liabilities	774	2,615
Current portion of long-term debt	998	918

Total short-term borrowings and current portion of long-term debt	$6,810	$4,391

(1)	The weighted average interest rates for 2006 and 2005 were 1.69% and 1.44%, respectively.
As of December 31, 2006, the ¥1.0 billion ($8.4 million) short-term revolving loan facility had an outstanding balance of ¥600 million ($5.0 million) and availability of ¥400 million ($3.4 million).
The Company has a full-recourse factoring arrangement with Mitsubishi UFJ Factoring Co., Ltd. The arrangements were secured by trade receivables. The Company received 99.7% of the face amount of receivables that it desired to sell and Mitsubishi UFJ Factoring Co., Ltd. agreed, at its discretion, to buy. As of December 31, 2006 and December 25, 2005, the face amount of receivables sold and not yet collected was $0.8 million and $2.6 million, respectively. These receivables were recorded in accounts receivable on our consolidated balance sheets.

Note 7. LONG-TERM DEBT
Long-term debt at December 31, 2006 and December 25, 2005 consisted of the following:

	December 31,	December 25,
	2006	2005
	(dollar amounts in thousands)
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$9,067	$25,421
€9.5 million capital lease maturing in 2021	—	9,590
€2.7 million capital lease maturing in 2007	469	831
Other capital leases with maturities through 2010	1,186	430

Total(1)	10,722	36,272
Less current portion	998	918

Total long-term portion	$9,724	$35,354

(1)	The weighted average interest rates for 2006 and 2005 were 1.8% and 3.16%, respectively.
In November 2006, we cancelled a capital lease for one of our buildings with an outstanding amount owed of $10.3 million. This building was sublet to a third party tenant. The Company and the tenant reached a cancellation settlement which resulted in sublease income of $10.2 million. We recorded a $8.0 million impairment on this building as a result of the transaction. Additionally, we incurred a loss on the retirement of the capital lease of $0.2 million and an additional interest expense charge of $0.2 million. The sublease income, loss on the settlement of the capital lease, and the impairment were recorded in other operating income on our consolidated statement of operations.
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. On December 31, 2006, we had ¥1.1 billion ($9.1 million) outstanding under this facility. Our available line of credit under this agreement is $139.3 million. Our availability under this facility was reduced by letters of credit totaling $1.6 million.
Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the 2005 refinancing, our aggregate fees and expenses were $0.7 million, which are being amortized over the term of the Credit Agreement.
The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of December 31, 2006, we were in compliance with all covenants.
The aggregate maturities on all long-term debt (including current portion) are:

		Capital	Total
	Debt	Leases	Debt
	(dollar amounts in thousands)
2007	$—	$998	$998
2008	—	434	434
2009	—	209	209
2010	9,067	14	9,081
2011	—	—	—
Thereafter	—	—	—

Total	$9,067	$1,655	$10,722

Note 8. STOCK-BASED COMPENSATION
At December 31, 2006, the Company had stock-based employee compensation plans as described below. For the year ended December 31, 2006, the total compensation expense related to these plans was $5.7 million ($4.2 million, net of tax) or $.10 per diluted share. Prior to December 26, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price.
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
Stock Plans
On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available at that time under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. No further awards will be issued under the 1992 plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of December 31, 2006, there were 2,266,442 shares available for grant under the 2004 plan.
Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 31, 2006, there were no shares available for grant under the 1992 Plan.
On July 1, 2004, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 200,000 shares of our common stock, which were granted to an officer in connection with his hire. The non-qualified stock options vest over a three-year period with one-third vesting each anniversary date. Options cannot be exercised more than ten years after the grant date. As of December 31, 2006, there are no shares available for grant under this plan.
During fiscal 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible executives. The number of shares for these units varies based on the Company’s operating income and operating margin. These units cliff vest at the end of fiscal 2007. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated number of shares to be awarded. The weighted average price for these RSUs was $17.87 per share. For the year ended December 31, 2006, $0.1 million was charged to compensation expense. As of December 31, 2006, total unamortized compensation expense for the initial grant was $0.2 million. As of December 31, 2006, the maximum achievable RSUs outstanding under this plan are 136,000 units. These RSUs reduce the shares available to grant under the 2004 Plan.
During fiscal 2006, we expanded the scope of the LTIP. Under the expanded plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $28.89 per share. For fiscal year 2006, $1.1 million was charged to compensation expense. As of December 31, 2006, total unamortized compensation expense for this grant was $2.6 million. As of December 31, 2006, the maximum achievable RSUs outstanding under this plan are 281,969 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Stock Options
Option activity under the principal option plans as of December 31, 2006 and changes during the year then ended were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 25, 2005	3,693,361	$15.68
Granted	320,262	28.33
Exercised	(532,731)	15.08
Forfeited or expired	(326,375)	23.22

Outstanding at December 31, 2006	3,154,517	$16.28	6.03	$15,274

Vested and expected to vest at December 31, 2006	3,059,222	$16.06	5.96	$15,144

Exercisable at December 31, 2006	2,466,100	$14.74	5.38	$14,175

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $5.8 million.
As of December 31, 2006, $2.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.
Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 31, 2006 was $8.7 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.9 million for the year ended December 31, 2006. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units
In 2006, we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.
Nonvested service-based restricted stock units as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

		Weighted-
	Number of	Average Vest	Weighted-
	Shares	Date	Average Grant
	(in thousands)	(in years)	Date Fair Value
Nonvested at December 25, 2005	—		$—
Granted	203,486		$26.32
Vested	—		$—
Forfeited	(5,814)		$28.89

Nonvested at December 31, 2006	197,672	1.37	$26.24

Vested and expected to vest at December 31, 2006	157,881	1.19

Vested at December 31, 2006	—	—

As of December 31, 2006, there was $2.8 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments in 2006, 2005, and 2004, included payments for interest of $2.0 million, $3.7 million, and $6.1 million, and income taxes of $13.6 million, $29.8 million, and $14.6 million, respectively.
Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For 2006, non-cash transfer of a sublease receivable of $10.3 million was transferred to settle our capital lease obligation and excluded from our consolidated cash flow. The net of the transaction was shown as an adjustment to reconcile net earnings to cash provided by operating activities. Additionally, we entered into new capital leases in 2006 of $0.4 million which were excluded from the cash flow as they were non-cash transactions. For 2004, non-cash investing and financing activities included a $47.7 million conversion of subordinated debentures into 2.599 million shares of our common stock and an addition for capital leases of $0.5 million.
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
The Rights are exercisable only as a result of certain actions of an acquiring person. Initially, upon payment of the exercise price (currently $100.00), each Right will be exercisable for one share of common stock. Upon the occurrence of certain events each Right will entitle its holder (other than the acquiring person) to purchase a number of our or an acquiring person’s common shares having a market value of twice the Right’s exercise price. The Rights expire on March 10, 2017.

The components of accumulated other comprehensive income (loss) at December 31, 2006 and at December 25, 2005 are as follows:
(dollar amounts in thousands)

	2006	2005
		(As Restated)
Actuarial losses on pension plans	$(9,225)	$—
Minimum pension liability adjustment, net of tax	—	(6,361)
Foreign currency translation adjustment	7,432	(18,357)

Total	$(1,793)	$(24,718)

Note 11. EARNINGS PER SHARE
For fiscal years 2006, 2005, and 2004, basic earnings (loss) per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	December 31,	December 25,	December 26,
	2006	2005	2004
		(As Restated)	(As Restated)
Basic earnings available to common stockholders:
Net earnings available to common stockholders from continuing operations	$35,019	$28,413	$18,823

Diluted earnings available to common stockholders from continuing operations	$35,019	$28,413	$18,823

Shares:
Weighted average number of common shares outstanding	39,136	38,072	36,823
Shares issuable under deferred compensation agreements	240	157	—

Basic weighted average number of common shares outstanding	39,376	38,229	36,823
Common shares assumed upon exercise of stock options and awards	839	832	781
Shares issuable under deferred compensation arrangements	18	14	—

Dilutive weighted average number of common shares outstanding	40,233	39,075	37,604

Basic Earnings (Loss) per Share:
Earnings from continuing operations	$.89	$.75	$.51
Earnings (loss) from discontinued operations, net of tax	$.02	$.21	$(1.02)

Basic earnings (loss) per share	$.91	$.96	$(.51)

Diluted Earnings (Loss) per Share:
Earnings from continuing operations	$.87	$.72	$.50
Earnings (loss) from discontinued operations, net of tax	$.02	$.21	$(1.00)

Diluted earnings (loss) per share	$.89	$.93	$(.50)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met. Common shares assumed upon conversion of subordinate debentures were excluded from the fiscal 2004 calculation due to being anti-dilutive. These debentures were retired as of the end of 2004 and as a result will not have an effect on future calculations.
The number of anti-dilutive common share equivalents for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 were as follows:

	December 31,	December 25,	December 26,
	2006	2005	2004

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	540,675	422,586	1,214,000

Note 12. DISCONTINUED OPERATIONS
On January 30, 2006 the Company completed the sale of its global barcode businesses, included in our Labeling Services segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.4 million, net of tax), included in discontinued operations in the consolidated statement of operations. The recorded gain on sale is subject to certain post-closing working capital adjustments to be finalized in the first quarter of 2007.
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:
(dollar amounts in thousands)

	December 31,	December 25,	December 26,
	2006	2005	2004

Net revenue	$7,446	$98,118	$107,121

Gross profit	1,433	26,908	27,682
Selling, general, & administrative expense	2,239	13,901	16,909
Research and development	—	415	437
Asset impairment	—	—	14,780
Goodwill impairment	—	664	34,696

Operating (loss) income	(806)	11,928	(39,140)
Gain on disposal	2,768	—	—

Earnings (loss) from discontinued operations before income taxes	1,962	11,928	(39,140)
Income taxes	1,059	3,820	(1,692)

Earnings (loss) from discontinued operations, net of tax	$903	$8,108	$(37,448)

Additionally, the Company made certain reclassifications to its December 25, 2005 consolidated balance sheet to reflect the assets and liabilities of discontinued operations that were classified as held for sale. As of December 25, 2005 the classification was as follows:
(dollar amounts in thousands)

December 25,
2005

Accounts receivables, net	$16,191
Inventories	10,421
Property, plant and equipment, net	3,366
Goodwill	1,476
Other intangibles, net	932
Deferred income taxes	1,551
Other assets	317

Assets of discontinued operations held for disposal	$34,254

Accrued compensation and related taxes	$1,271
Other accrued expenses	233
Accrued pensions	3,861
Deferred income taxes	312
Other liabilities	781

Liabilities of discontinued operations held for disposal	$6,458

Note 13. INCOME TAXES
The domestic and foreign components of earnings (loss) from continuing operations before income taxes and minority interest are:
(dollar amounts in thousands)

	2006	2005	2004
		(As Restated)	(As Restated)
Domestic(1)	$(778)	$24,877	$6,525
Foreign	42,753	15,250	14,506

Total	$41,975	$40,127	$21,031

(1)	The domestic component includes the earnings of our operations in Puerto Rico for 2005 and 2004.

Provision for income taxes – continuing operations:
(dollar amounts in thousands)

	2006	2005	2004
		(As Restated)	(As Restated)
Currently payable
Federal	$(760)	$6,292	$(223)
State	582	921	454
Puerto Rico	(58)	(636)	423
Foreign	7,645	9,310	2,763

Total currently payable	7,409	15,887	3,417
Deferred
Federal	1,315	(1,370)	(1,025)
State	—	—	—
Puerto Rico	(121)	171	(235)
Foreign	(1,616)	(3,027)	(93)

Total deferred	(422)	(4,226)	(1,353)

Total provision	$6,987	$11,661	$2,064

Deferred tax assets/liabilities at December 31, 2006 and December 25, 2005 consist of:
(dollar amounts in thousands)

	December 31,	December 25,
	2006	2005
		(As Restated)
Inventory	$5,475	$5,956
Accounts receivable	2,804	1,968
Net operating loss and foreign tax credit carryforwards	51,782	43,707
Restructuring	268	192
Deferred revenue	665	1,434
Pension	10,748	8,480
Warranty	1,007	904
Deferred compensation	1,358	515
Stock based compensation	1,293	—
Valuation allowance	(34,510)	(26,477)

Deferred tax assets	40,890	36,679

Depreciation	1,529	1,694
Intangibles	12,168	11,306
Other	2,481	1,178
Withholding tax liabilities	1,031	2,124

Deferred tax liabilities	17,209	16,302

Net deferred tax asset	$23,681	$20,377

Net earnings generated by the operations of our Puerto Rico subsidiary were partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code in 2005 and are substantially exempt from Puerto Rico’s income taxes. The tax exemption related to Section 936 expired on December 31, 2005.
In fiscal 2006, we repatriated all of Puerto Rico unremitted earnings resulting in a payment of “tollgate” tax of approximately $1.1 million in the first quarter of 2006. This repatriation had no effect on earnings.

At December 31, 2006, the deferred tax asset related to net operating loss carryforwards is $45.6 million. The deferred tax asset related to foreign net operating losses is $33.4 million which is offset by a valuation allowance of $21.1 million. The tax effect of foreign net operating losses includes $7.8 million which was acquired in connection with the acquisition of ID Systems Group, Actron Group Limited and Meto AG. If the tax benefit of the ID Systems Group, Actron Group Limited and Meto AG foreign net operating losses is realized, it will be applied to the goodwill that was recorded with the acquisitions. Of the total foreign net operating loss carryforwards, $1.4 million has expiration dates ranging from 2008 to 2016 and the remaining portion carries forward indefinitely. The deferred tax asset related to state net operating loss carryforwards is $12.2 million which is offset by a full valuation allowance. The state net operating loss carryforwards have expiration dates ranging from 2007 to 2026. The company has U.S. foreign tax credit carryforwards of $6.1 million with expiration dates ranging from 2012 to 2016. The company expects to fully realize the benefit of the U.S. foreign tax credit carryforwards.
At December 31, 2006, unremitted earnings of subsidiaries outside the United State totaling $56.3 million were deemed to be permanently reinvested. No deferred tax liability has been recognized with regards to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive in 2005 for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the fourth quarter, 2005, the company repatriated $14.0 million under the Act, resulting in additional income tax of $0.4 million.
A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:
(dollar amounts in thousands)

	2006	2005	2004
		(As Restated)	(As Restated)
Tax provision at the statutory Federal income tax rate	$14,692	$14,044	$7,362
Tax exempt earnings of subsidiary in Puerto Rico	—	(1,467)	(1,467)
Non-deductible permanent items	260	485	375
State and local income taxes, net of Federal benefit	186	599	311
Benefit from extraterritorial income	(70)	(619)	(848)
Foreign losses for which no tax benefit recognized	801	626	482
Foreign rate differentials	(6,982)	(3,744)	(3,620)
Research and development credits	—	—	(637)
Tax settlements	—	(452)	783
Potential tax contingencies	(1,528)	179	(577)
Change in valuation allowance	(453)	180	234
Tax restructuring and AJCA repatriation	—	2,039	—
Stock based compensation	308	—	—
Other	(227)	(209)	(334)

Tax provision at the effective tax rate	$6,987	$11,661	$2,064

Note 14. EMPLOYEE BENEFIT PLANS
Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.0 million, $1.2 million, and $1.1 million, in 2006, 2005, and 2004, respectively.
Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.

During fiscal 2005, we initiated a 423(b) Employee Stock Purchase Plan, which was adopted by the shareholders in the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85 percent of the fair market value on the offering date or the exercise date of the offering period, whichever is lower. Our expense for this plan was $0.2 million and $0.2 million for the years ended December 31, 2006 and December 25, 2005, respectively. As of December 31, 2006, there were 179,083 shares authorized and available to be issued. During fiscal year 2006, 45,680 shares were issued under this plan as compared to 25,237 shares in 2005.
We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2006 and 2005 were approximately $0.4 million and $0.3 million, respectively. The match will be expensed ratably over a three year vesting period.
The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $0.1 million for fiscal years 2006 and 2005.
Under our non-qualified Employee Stock Purchase Plan, employees in Canada, Puerto Rico, and the U.S., could contribute up to $80 per week for the purchase of our common stock at fair market value. We would match employee contributions up to a maximum of $20.75 per week. This plan has been replaced with the 423(b) plan described previously. Our contributions under this plan approximated $0.2 million for fiscal year 2004.
Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 11% of the total workforce at December 31, 2006. The benefits accrue according to the length of service, age, and remuneration of the employee.
In September 2006, the Financial Accounting Standards Board issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R). Statement 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. The funded status was previously disclosed in the notes to the Company’s financial statements, but differed from the amount recognized in the statement of financial position.

The amounts recognized in accumulated other comprehensive income at December 31, 2006, consist of:

(dollar amounts in thousands)
Transition obligation	$691
Prior service costs	26
Actuarial losses	13,976

Total	14,693
Deferred tax	(5,468)

Net	$9,225

The amounts included in accumulated other comprehensive income at December 31, 2006, and expected to be recognized in net periodic pension cost during the year ended December 30, 2007, are as follows:

(dollar amounts in thousands)
Transition obligation	$123
Prior service costs	2
Actuarial losses	460

Total	$585

The Company does not expect to have any plan assets returned during the year ended December 30, 2007.
The pension plans included the following net cost components:

	2006	2005	2004
	(dollar amounts in thousands)
Service cost	$1,350	$1,380	$1,308
Interest cost	3,505	3,837	3,861
Expected return on plan assets	(144)	(4)	(4)
Amortization of actuarial loss (gain)	569	32	(38)
Amortization of transition obligation	117	116	115
Amortization of prior service costs	2	2	2

Net periodic pension cost	5,399	5,363	5,244
Settlement loss	736	—	—
Special termination benefit recognized	226	—	—
Curtailment gain	(337)	(664)	—

Total pension expense	$6,024	$4,699	$5,244

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

	December 31,	December 25,
	2006	2005
	(dollar amounts in thousands)
Change in benefit obligation
Net benefit obligation at beginning of year	$83,312	$85,379
Service cost	1,350	1,380
Interest cost	3,505	3,837
Actuarial loss (gain)	(274)	7,230
Gross benefits paid	(3,570)	(3,102)
Plan settlements	(3,849)	—
Curtailment gain	(337)	(641)
Special termination benefits	226	—
Foreign currency exchange rate changes	9,203	(10,771)

Net benefit obligation at end of year	$89,566	$83,312

Change in plan assets
Fair value of plan assets at beginning of year	$3,440	$3,091
Actual return on assets	(202)	194
Employer contributions	7,058	3,638
Gross benefits paid	(3,570)	(3,102)
Plan settlements	(3,849)	—
Foreign currency exchange rate changes	357	(381)

Fair value of plan assets at end of year	$3,234	$3,440

Reconciliation of funded status
Funded status at end of year	$(86,332)	$(79,872)
Unrecognized actuarial loss	—	13,732
Unrecognized transition obligation	—	731
Unrecognized prior service cost	—	25

Net amount recognized at end of year	$(86,332)	$(65,384)

	December 31,	December 25,
	2006	2005
	(dollar amounts in thousands)
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$3,730	$—
Accrued pensions	82,602	65,384

Net amount recognized at end of year	$86,332	$65,384

Other comprehensive income attributable to change in additional minimum liability recognition	$681	$5,625
Accumulated benefit obligation at end of year	$83,768	$77,809

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

	December 31,	December 25,
	2006	2005
	(dollar amounts in thousands)

Projected benefit obligation	$88,682	$83,312
Accumulated benefit obligation	$83,768	$77,809
Fair value of plan assets	$3,234	$3,440

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 31,	December 25,
	2006	2005

Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	4.50%	4.25%
Expected rate of increase in future compensation levels	2.50%	2.50%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	4.25%	5.00%
Expected rate of return on plan assets	3.80%	3.75%
Expected rate of increase in future compensation levels	2.50%	2.50%
Measurement Date:	December 31, 2006	December 31, 2005

(1)	Represents the weighted average rate for all pension plans.
In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 4.50% and 4.25% for 2006 and 2005, respectively.
The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.80% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.
The benefits expected to be paid over the next five years and the five aggregated years after:

(dollar amounts in
thousands)

2007	$3,865
2008	4,002
2009	4,091
2010	4,282
2011	4,634
2012 through 2016	$27,629

Note 15. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
Foreign Exchange Risk Management
We enter into currency forward exchange contracts to hedge short-term receivables denominated in currencies other than the U.S. dollar from our foreign sales subsidiaries. The term of the currency forward exchange contracts is rarely more than one year. Unrealized and realized gains and losses on these contracts are included in other gain, net. Notional amounts of currency forward exchange contracts outstanding at December 31, 2006 were $15.9 million, with various maturity dates ranging through the end of the first quarter 2007. At December 25, 2005, the notional amounts of currency forward exchange contracts outstanding were $16.4 million.
Aggregate foreign currency transaction (loss) gains in 2006, 2005, and 2004, were $(0.4) million, $(0.2) million, and $0.2 million, respectively, and are included in other gain, net on the consolidated statements of operations.
Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 31, 2006.
Fair Values
The following table presents the carrying amounts and fair values of our financial instruments at December 31, 2006 and December 25, 2005:

	December 31, 2006		December 25, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(dollar amounts in thousands)
Long-term debt (including current maturities and excluding capital leases)(1)	$9,067	$9,067	$25,421	$25,421

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.
Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The long-term debt agreement maturity date is in the year 2010.
The carrying value approximates fair value for cash, restricted cash, accounts receivable, and accounts payable.

Note 16. PROVISION FOR RESTRUCTURING
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During fourth quarter 2006, we continued to review the results of the overall initiatives and added an additional reduction focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
A net charge of $7.8 million was recorded in 2006 in connection with the 2005 Restructuring Plan. Included in the net charge was $7.2 million related to severance and a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries. Also included in the net charge was a $0.3 million pension curtailment gain related to employees previously terminated according to the restructuring plan in certain countries and an expense of $0.2 million for a special termination benefit provided to one employee according to the employee’s termination agreement.
The total restructuring charge for fiscal 2005 was $13.6 million. This included $16.0 million, net of reversals, for severance and other related charges offset in part, by a $0.7 million pension curtailment gain resulting from the termination of certain employees in Europe and a gain on sale of a building of $1.7 million.
The total employees affected by the restructuring were 763 of which 671 have been terminated. Of the remaining 92 employees who have not yet been terminated, 73 employees were related to 2006 additions to the restructuring plan and 19 employees were notified in 2005. These terminations are expected to be completed by the end of the second quarter of 2007. The anticipated total cost is expected to approximate $24 million to $26 million of which $24 million has been incurred and $17 million has been paid. Termination benefits are planned to be paid 1 month to 24 months after termination.
Restructuring accrual activity was as follows:
Fiscal 2006
(dollar amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	12/31/06
Severance and other employee-related charges	$10,121	$9,140	$(1,225)	$(11,989)	$739	$6,786

Included in the 2006 restructuring liability is a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries.
Fiscal 2005
(dollar amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	12/25/05
Severance and other employee-related charges	$—	$16,911	$(957)	$(5,357)	$(476)	$10,121

2003 Restructuring Plan
During 2006, we reversed $0.8 million related to the 2003 plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.
During 2005, we reversed $1.0 million of previously accrued severance related to the 2003 plan.
Note 17. COMMITMENTS AND CONTINGENCIES
We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $14.7 million, $17.0 million, and $20.6 million, in 2006, 2005, and 2004, respectively.
Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 31, 2006 are:

	Capital	Operating
	Leases	Leases	Total

	(dollar amounts in thousands)
2007	$1,059	$12,917	$13,976
2008	469	8,947	9,416
2009	237	6,493	6,730
2010	14	4,404	4,418
2011	—	2,782	2,782
Thereafter	—	1,257	1,257

Total minimum lease payments	1,779	$36,800	$38,579
Less: amounts representing interest	124

Present value of minimum lease payments	$1,655

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
All-Tag Security S.A., et al
The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic Electronics Corporation on the ground that the

Company’s Patent is invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007 a jury found in favor of the defendants. This decision is not expected to significantly impact revenue or margins since the original patent was scheduled to expire in March 2008.
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
In November 2006, the Company purchased ADS Worldwide (ADS), a privately held company, for $7.4 million, net of cash acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $5.7 million, which is non-deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through December 31, 2006 are included in the labeling segment and were not material to the consolidated financial statements.

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
The business segment information set forth below is that viewed by the chief operating decision maker:
     (A) Business Segments
(dollar amounts in thousands)

	2006		2005		2004

			(As Restated)		(As Restated)
Business segment net revenue:
Security	$499,835		$550,440		$508,227
Labeling Services	102,525		76,254		65,830
Retail Merchandising	85,415		91,298		96,396

Total	$687,775		$717,992		$670,453

Business segment gross profit:
Security	$215,495		$239,186		$235,224
Labeling Services	34,496		24,021		22,586
Retail Merchandising	41,700		48,323		51,662

Total gross profit	291,691		311,530		309,472
Operating expenses	253,608	(1)	270,728	(2)	283,225	(3)
Interest income (expense), net	2,751		(524)		(5,435)
Other gain (loss), net	1,141		(151)		219

Earnings from continuing operations before income taxes and minority interest	$41,975		$40,127		$21,031

Business segment total assets:
Security	$540,411		$491,730
Labeling Services	102,639		81,323
Retail Merchandising	138,141		131,938

Total	$781,191		$704,991	(4)

(1)	Includes a $7.0 million restructuring charge, a $2.3 million litigation settlement charge, and a $2.0 million gain from the settlement of a capital lease.

(2)	Includes $12.6 million restructuring charge and a $1.4 million impairment charge.

(3)	Includes a $3.0 million restructuring charge reversal, a $20.0 million litigation settlement and a $2.0 million impairment charge.

(4)	Fiscal year 2005 excludes assets held for disposal related to discontinued operations.
     (B) Geographic Information
Operating results are prepared on a “country of domicile” basis, meaning that net revenues and gross profit are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the U.S. to an unaffiliated customer in South America is reported as a sale in the U.S. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of our products imported from other geographic areas. International Americas is defined as all countries in North and South America, excluding the United States and Puerto Rico.
The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2006, 2005, and 2004:

	United States
	and		International	Asia
	Puerto Rico	Europe	Americas	Pacific	Total

	(dollar amounts in thousands)
2006
Net revenues from unaffiliated customers	$237,108	$340,171	$31,048	$79,448	$687,775
Gross profit	102,987	136,534	12,269	39,901	291,691
Long-lived assets	$42,809	$215,907	$5,549	$28,208	$292,473

2005 (As Restated)
Net revenues from unaffiliated customers	$270,174	$346,513	$29,885	$71,420	$717,992
Gross profit	113,460	155,799	9,612	32,659	311,530
Long-lived assets	$44,668	$197,805	$5,669	$26,980	$275,122

2004 (As Restated)
Net revenues from unaffiliated customers	$233,636	$335,515	$31,215	$70,087	$670,453
Gross profit	$112,529	$155,677	$11,055	$30,211	$309,472

Note 21. MINORITY INTEREST
On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash.
In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. The remaining shares held by Mitsubishi represent 15% of the adjusted outstanding shares of Checkpoint Japan.
Our consolidated balance sheets include 100% of the assets and liabilities of Checkpoint Japan. Mitsubishi’s 15% interest in Checkpoint Japan and the earnings there from have been reflected as minority interest on our consolidated balance sheets and consolidated statements of operations, respectively.

Note 22. QUARTERLY INFORMATION (UNAUDITED)
As described in Note 1 of the Notes to the Consolidated Financial Statements, the Company has restated previously issued financial statements. The following quarterly financial data reflect the restatements for the quarters ended September 24, 2006, June 25, 2006, March 26, 2006, September 25, 2005, June 26, 2005, and March 27, 2005. The Company has not amended its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments, and accordingly the financial statements and related financial information contained in such reports should not be relied upon.
The following tables summarize the effects of the adjustments on net revenues, operating income, and net income for the quarters ended September 24, 2006, June 25, 2006, March 26, 2006, September 25, 2005, June 26, 2005, and March 27, 2005.

	Net Income
	Sept. 24,	June 25,	Mar. 26,	Sept. 25,	June 26,	Mar. 27,
	2006	2006	2006	2005	2005	2005

As previously Reported	$12,119	$5,190	$2,485	$14,220	$9,501	$3,831
Restatement Adjustments:
CheckNet® Revenue Adjustments	(135)	113	63	41	(5)	(66)
Japan Revenue Adjustments	(50)	(400)	(350)	(115)	(8)	(141)
Other Japan Adjustments	47	(43)	(244)	(104)	(8)	(29)
Income Tax Adjustments	—	—	—	486	(208)	—
Other Adjustments	(281)	(241)	(351)	(135)	(52)	(13)

As Restated	$11,700	$4,619	$1,603	$14,393	$9,220	$3,582

	Operating Income
	Sept. 24,	June 25,	Mar. 26,	Sept. 25,	June 26,	Mar. 27,
	2006	2006	2006	2005	2005	2005

As previously Reported	$11,115	$6,119	$129	$16,267	$10,931	$2,560
Restatement Adjustments:
CheckNet® Revenue Adjustments	(192)	160	90	58	(8)	(93)
Japan Revenue Adjustments	(101)	(812)	(732)	(247)	(18)	(305)
Other Japan Adjustments	88	(78)	(442)	(198)	(12)	(49)
Other Adjustments	(356)	46	(173)	(179)	(88)	30

As Restated	$10,554	$5,435	$(1,128)	$15,701	$10,805	$2,143

	Net Revenues
	Sept. 24,	June 25,	Mar. 26,	Sept. 25,	June 26,	Mar. 27,
	2006	2006	2006	2005	2005	2005

As previously Reported	$167,799	$165,001	$142,219	$185,555	$185,635	$156,388
Restatement Adjustments:
CheckNet® Revenue Adjustments	(312)	226	193	48	(8)	(104)
Japan Revenue Adjustments	198	(966)	(2,171)	(770)	(107)	(671)
Other Adjustments	(63)	(398)	(248)	(134)	(212)	(105)

As Restated	$167,622	$163,863	$139,993	$184,699	$185,308	$155,508

Comparison of restated financial data to financial data as originally reported
The following tables compare our previously reported consolidated statements of operations, stockholders’ equity, comprehensive income (loss), cash flows, and the consolidated balance sheets for the quarters ended September 24, 2006, June 25, 2006, March 26, 2006, September 25, 2005, June 26, 2005, and March 27, 2005 and the corresponding financial statements for those years as restated. We have also included the results of operations for the quarter ended December 25, 2005 for informational purposes.

CONSOLIDATED BALANCE SHEETS (unaudited)
(dollar amounts in thousands)

	Period Ended		Period Ended
	September 24, 2006		June 25, 2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,431	$121,431	$116,405	$116,405
Restricted cash	2,093	2,093	2,057	2,057
Accounts receivable, net of allowance of $11,176 and $11,670	151,868	148,195	137,604	134,365
Inventories	98,544	100,084	92,708	94,558
Other current assets	30,730	30,428	39,266	39,241
Deferred income taxes	11,584	13,845	12,948	15,001

Total Current Assets	416,250	416,076	400,988	400,100

REVENUE EQUIPMENT ON OPERATING LEASE, net	5,371	4,672	4,822	4,187
PROPERTY, PLANT, AND EQUIPMENT, net	72,568	72,568	72,336	72,336
GOODWILL	176,507	176,507	173,169	173,169
OTHER INTANGIBLES, net	33,019	33,019	33,216	33,216
DEFERRED INCOME TAXES	34,296	34,296	33,256	33,256
OTHER ASSETS	10,077	10,056	11,873	11,853

TOTAL ASSETS	$748,088	$747,194	$729,660	$728,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,270	$5,848	$4,378	$5,671
Accounts payable	47,885	47,871	44,476	44,647
Accrued compensation and related taxes	27,904	27,904	27,789	27,789
Other accrued expenses	29,700	29,712	29,389	29,401
Income taxes	20,971	21,442	25,163	25,619
Unearned revenues	19,520	21,426	19,653	21,127
Restructuring reserve	3,315	3,315	3,332	3,332
Other current liabilities	17,103	17,104	16,567	16,566

Total Current Liabilities	171,668	174,622	170,747	172,625

LONG-TERM DEBT, LESS CURRENT MATURITIES	21,797	21,797	26,831	26,831
ACCRUED PENSIONS	78,117	78,117	76,056	76,056
DEFERRED INCOME TAXES	19,908	19,908	19,923	19,923
OTHER LONG-TERM LIABILITIES	4,139	4,139	4,079	4,079
MINORITY INTEREST	1,053	1,044	1,002	961
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,294,984 and 41,265,294	4,129	4,129	4,126	4,126
Additional capital	343,132	343,132	340,792	340,792
Retained earnings	132,429	128,658	120,310	116,958
Common stock in treasury, at cost, 2,035,912 shares and 2,035,912 shares	(20,621)	(20,621)	(20,621)	(20,621)
Accumulated other comprehensive (loss) income	(7,663)	(7,731)	(13,585)	(13,613)

TOTAL STOCKHOLDERS’ EQUITY	451,406	447,567	431,022	427,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$748,088	$747,194	$729,660	$728,117

CONSOLIDATED BALANCE SHEETS (unaudited)
(dollar amounts in thousands)

	Period Ended
	March 26, 2006
	As
	Previously	As
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,738	$123,738
Restricted cash	2,025	2,025
Accounts receivable, net of allowance of $11,323	131,736	129,478
Inventories	85,722	87,592
Other current assets	38,520	38,915
Deferred income taxes	12,719	14,455
Assets of discontinued operations held for sale	—	—

Total Current Assets	394,460	396,203

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,732	4,175
PROPERTY, PLANT, AND EQUIPMENT, net	71,571	71,571
GOODWILL	167,405	167,405
OTHER INTANGIBLES, net	32,915	32,915
DEFERRED INCOME TAXES	32,246	32,246
OTHER ASSETS	12,797	12,779

TOTAL ASSETS	$716,126	$717,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,768	$6,177
Accounts payable	42,245	42,998
Accrued compensation and related taxes	28,402	28,402
Other accrued expenses	26,417	26,424
Income taxes	23,736	23,957
Unearned revenues	19,095	20,650
Restructuring reserve	7,012	7,012
Accrued pensions — current	—	—
Other current liabilities	18,527	18,528
Liabilities of discontinued operations held for sale	—	—

Total Current Liabilities	170,202	174,148

LONG-TERM DEBT, LESS CURRENT MATURITIES	35,331	35,331
ACCRUED PENSIONS	72,768	72,768
OTHER LONG-TERM LIABILITIES	4,076	4,076
DEFERRED INCOME TAXES	19,865	19,865
MINORITY INTEREST	965	975
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,162,607	4,116	4,116
Additional capital	337,114	337,114
Retained earnings	115,120	112,339
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive (loss) income	(22,810)	(22,817)

TOTAL STOCKHOLDERS’ EQUITY	412,919	410,131

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,126	$717,294

CONSOLIDATED BALANCE SHEETS (unaudited)
(dollar amounts in thousands)

	Period Ended		Period Ended
	September 25, 2005		June 26, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,259	$75,259	$73,797	$73,063
Accounts receivable, net of allowance of $11,814 and $12,022	151,964	152,245	162,207	162,480
Inventories	84,561	85,556	96,784	97,540
Other current assets	26,002	26,236	29,614	29,688
Deferred income taxes	17,812	20,468	18,296	20,243
Assets of discontinued operations held for sale	36,920	36,920	—	—

Total Current Assets	392,518	396,684	380,698	383,014

REVENUE EQUIPMENT ON OPERATING LEASE, net	5,141	4,668	4,718	4,267
PROPERTY, PLANT, AND EQUIPMENT, net	76,586	76,586	84,681	84,681
GOODWILL	167,684	167,684	170,419	170,419
OTHER INTANGIBLES, net	34,702	34,702	36,481	36,481
DEFERRED INCOME TAXES	19,993	19,993	20,435	20,435
OTHER ASSETS	15,643	15,624	15,548	15,532

TOTAL ASSETS	$712,267	$715,941	$712,980	$714,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,566	$6,681	$3,759	$4,495
Accounts payable	41,255	41,352	52,136	51,979
Accrued compensation and related taxes	30,251	30,251	29,621	29,621
Other accrued expenses	32,117	32,117	33,288	33,288
Income taxes	17,546	17,521	16,529	16,524
Unearned revenues	21,857	22,651	25,131	25,897
Restructuring reserve	11,641	11,641	8,650	8,650
Other current liabilities	14,581	14,581	13,604	13,604
Liabilities of discontinued operations held for sale	11,400	11,400	—	—

Total Current Liabilities	185,214	188,195	182,718	184,058

LONG-TERM DEBT, LESS CURRENT MATURITIES	48,981	48,981	63,756	63,756
ACCRUED PENSIONS	66,449	66,449	70,230	70,230
OTHER LONG-TERM LIABILITIES	4,292	4,292	4,195	4,195
DEFERRED INCOME TAXES	17,677	17,677	21,846	21,846
MINORITY INTEREST	1,166	1,286	1,145	1,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 40,430,797 and 39,940,022	4,043	4,043	3,994	3,994
Additional capital	320,904	320,904	313,448	313,448
Retained earnings	100,782	101,410	86,562	87,017
Common stock in treasury, at cost, 2,035,912 shares and 2,041,519 shares	(20,621)	(20,621)	(20,678)	(20,678)
Accumulated other comprehensive (loss) income	(16,620)	(16,675)	(14,236)	(14,300)

TOTAL STOCKHOLDERS’ EQUITY	388,488	389,061	369,090	369,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,267	$715,941	$712,980	$714,829

CONSOLIDATED BALANCE SHEETS (unaudited)
(dollar amounts in thousands)

	Period Ended
	March 27, 2005
	As
	Previously	As
	Reported	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,253	$75,407
Accounts receivable, net of allowance of $12,007	155,084	155,087
Inventories	96,758	97,462
Other current assets	30,178	30,257
Deferred income taxes	17,194	19,320

Total Current Assets	375,467	377,533

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,640	4,203
PROPERTY, PLANT, AND EQUIPMENT, net	88,541	88,541
GOODWILL	184,221	184,221
OTHER INTANGIBLES, net	37,681	37,681
DEFERRED INCOME TAXES	19,160	19,160
OTHER ASSETS	18,516	18,494

TOTAL ASSETS	$728,226	$729,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,108	$5,393
Accounts payable	46,554	46,304
Accrued compensation and related taxes	35,029	35,029
Other accrued expenses	26,143	26,143
Income taxes	17,650	17,666
Unearned revenues	29,007	29,802
Restructuring reserve	3,539	3,539
Other current liabilities	18,600	18,600

Total Current Liabilities	181,630	182,476

LONG-TERM DEBT, LESS CURRENT MATURITIES	71,134	71,134
ACCRUED PENSIONS	74,749	74,749
OTHER LONG-TERM LIABILITIES	6,168	6,168
DEFERRED INCOME TAXES	20,427	20,427
MINORITY INTEREST	1,134	1,236
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 39,875,379	3,987	3,987
Additional capital	310,061	310,061
Retained earnings	77,061	77,797
Common stock in treasury, at cost, 2,041,519 shares	(20,678)	(20,678)
Accumulated other comprehensive (loss) income	2,553	2,476

TOTAL STOCKHOLDERS’ EQUITY	372,984	373,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,226	$729,833

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	13 Weeks Ended
	September 24, 2006		June 25, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net revenues	$167,799	$167,622	$165,001	$163,863
Cost of revenues	95,834	96,026	94,927	94,217

Gross profit	71,965	71,596	70,074	69,646

Selling, general, and administrative expenses	54,373	54,373	56,351	56,351
Research and development	4,865	5,057	4,744	5,000
Restructuring expense	1,612	1,612	609	609
Litigation settlement	—	—	2,251	2,251

Operating income	11,115	10,554	6,119	5,435

Interest income	1,264	1,264	1,149	1,149
Interest expense	447	449	552	555
Other gain, net	300	300	44	44

Earnings from continuing operations before income taxes and minority interest	12,232	11,669	6,760	6,073

Income taxes	49	(127)	1,482	1,417
Minority interest	52	84	33	(18)

Net earnings from continuing operations	12,131	11,712	5,245	4,674

Loss from discontinued operations, net of tax	(12)	(12)	(55)	(55)

Net earnings	$12,119	$11,700	$5,190	$4,619

Basic Earnings per Share:
Earnings from continuing operations	$.31	$.30	$.13	$.12
Earnings from discontinued operations, net of tax	—	—	—	—

Basic Earnings per Share	$.31	$.30	$.13	$.12

Diluted Earnings per Share:
Earnings from continuing operations	$.30	$.29	$.13	$.11
Earnings from discontinued operations, net of tax	—	—	—	—

Diluted Earnings per Share	$.30	$.29	$.13	$.11

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	13 Weeks Ended
	March 25, 2006
	As Previously	As
	Reported	Restated

Net revenues	$142,219	$139,993
Cost of revenues	84,963	83,635

Gross profit	57,256	56,358

Selling, general, and administrative expenses	52,871	52,871
Research and development	4,009	4,368
Restructuring expense	247	247

Operating income	129	(1,128)

Interest income	1,125	1,125
Interest expense	403	414
Other gain, net	372	372

Earnings from continuing operations before income taxes and minority interest	1,223	(45)

Income taxes	289	(24)
Minority interest	22	(51)

Net earnings from continuing operations	912	30

Earnings from discontinued operations, net of tax	1,573	1,573

Net earnings	$2,485	$1,603

Basic Earnings per Share:
Earnings from continuing operations	$.02	$—
Earnings from discontinued operations, net of tax	.04	.04

Basic Earnings per Share	$.06	$.04

Diluted Earnings per Share:
Earnings from continuing operations	$.02	$—
Earnings from discontinued operations, net of tax	.04	.04

Diluted Earnings per Share	$.06	$.04

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	13 Weeks Ended
	December 25, 2005		September 25, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net revenues	$193,440	$192,477	$185,555	$184,699
Cost of revenues	110,168	110,133	105,529	105,109

Gross profit	83,272	82,344	80,026	79,590

Selling, general, and administrative expenses	60,971	60,971	55,811	55,811
Research and development	4,838	5,026	4,450	4,580
Asset impairment	1,396	1,396	—	—
Restructuring expense	2,798	2,798	3,498	3,498

Operating income	13,269	12,153	16,267	15,701

Interest income	687	687	582	582
Interest expense	246	254	717	724
Other (loss) gain, net	(349)	(349)	67	67

Earnings from continuing operations before income taxes and minority interest	13,361	12,237	16,199	15,626

Income taxes	4,276	5,723	3,260	2,515
Minority interest	15	(29)	39	38

Earnings from continuing operations	9,070	6,543	12,900	13,073

Earnings from discontinued operations, net of tax	2,783	2,783	1,320	1,320

Net earnings	$11,853	$9,326	$14,220	$14,393

Basic Earnings per Share:
Earnings from continuing operations	$.24	$.17	$.34	$.34
Earnings from discontinued operations, net of tax	.07	.07	.03	.04

Basic Earnings per Share	$.31	$.24	$.37	$.38

Diluted Earnings per Share:
Earnings from continuing operations	$.23	$.16	$.33	$.33
Earnings from discontinued operations, net of tax	.07	.07	.03	.04

Diluted Earnings per Share	$.30	$.23	$.36	$.37

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	13 Weeks Ended
	June 26, 2005		March 27, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net revenues	$185,635	$185,308	$156,388	$155,508
Cost of revenues	103,621	103,420	88,263	87,800

Gross profit	82,014	81,888	68,125	67,708

Selling, general, and administrative expenses	60,086	60,086	60,786	60,786
Research and development	4,723	4,723	4,779	4,779
Restructuring expense	6,274	6,274	—	—

Operating income	10,931	10,805	2,560	2,143

Interest income	483	483	586	586
Interest expense	908	910	973	974
Other (loss) gain, net	(47)	(47)	178	178

Earnings from continuing operations before income taxes and minority interest	10,459	10,331	2,351	1,933

Income taxes	2,895	3,033	539	390
Minority interest	26	41	23	3

Net earnings from continuing operations	7,538	7,257	1,789	1,540

Earnings from discontinued operations, net of tax	1,963	1,963	2,042	2,042

Net earnings	$9,501	$9,220	$3,831	$3,582

Basic Earnings per Share:
Earnings from continuing operations	$.20	$.19	$.05	$.04
Earnings from discontinued operations, net of tax	.05	.05	.05	.05

Basic Earnings per Share	$.25	$.24	$.10	$.09

Diluted Earnings per Share:
Earnings from continuing operations	$.20	$.19	$.05	$.04
Earnings from discontinued operations, net of tax	.05	.05	.05	.05

Diluted Earnings per Share	$.25	$.24	$.10	$.09

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THREE, SIX AND NINE MONTHS IN 2006 (unaudited)
(dollar amounts in thousands)

			Accumulated Other
	Retained Earnings		Comprehensive Income (Loss)		Total Stockholders’ Equity
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Balance, Dec. 25, 2005	$112,635	$110,736	$(24,715)	$(24,718)	$398,322	$396,420
Net earnings	2,485	1,603			2,485	1,603
Exercise of stock-based compensation					6,489	6,489
Tax benefit on stock-based compensation					1,069	1,069
Stock-based compensation expense					1,472	1,472
Deferred compensation plan					1,177	1,177
Foreign currency translation adjustment			1,905	1,901	1,905	1,901

Balance, March 26, 2006	$115,120	$112,339	$(22,810)	$(22,817)	$412,919	$410,131

Balance, Dec. 25, 2005	$112,635	$110,736	$(24,715)	$(24,718)	$398,322	$396,420
Net earnings	7,675	6,222			7,675	6,222
Exercise of stock-based compensation					7,986	7,986
Tax benefit on stock-based compensation					1,412	1,412
Stock-based compensation expense					2,890	2,890
Deferred compensation plan					1,607	1,607
Foreign currency translation adjustment			11,130	11,105	11,130	11,105

Balance, June 25, 2006	$120,310	$116,958	$(13,585)	$(13,613)	$431,022	$427,642

Balance, Dec. 25, 2005	$112,635	$110,736	$(24,715)	$(24,718)	$398,322	$396,420
Net earnings	19,794	17,922			19,794	17,922
Exercise of stock-based compensation					8,397	8,397
Tax benefit on stock-based compensation					1,460	1,460
Stock-based compensation expense					4,577	4,577
Deferred compensation plan					1,804	1,804
Foreign currency translation adjustment			17,052	16,987	17,052	16,987

Balance, September 24, 2006	$132,429	$128,658	$(7,663)	$(7,731)	$451,406	$447,567

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THREE, SIX, AND NINE MONTHS IN 2005 (unaudited)
(dollar amounts in thousands)

			Accumulated Other
	Retained Earnings		Comprehensive Income (Loss)		Total Stockholders’ Equity
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Balance, Dec. 26, 2004	$73,230	$74,215	$12,724	$12,621	$378,763	$379,645
Net earnings	3,831	3,582			3,831	3,582
Proceeds from the exercise of stock options					364	364
Tax benefit related to stock option					87	87
Non-employee stock compensation expense					110	110
Foreign currency translation adjustment			(10,171)	(10,145)	(10,171)	(10,145)

Balance, March 27, 2005	$77,061	$77,797	$2,553	$2,476	$372,984	$373,643

Balance, Dec. 26, 2004	$73,230	$74,215	$12,724	$12,621	$378,763	$379,645
Net earnings	13,332	12,802			13,332	12,802
Proceeds from the exercise of stock options					1,088	1,088
Tax benefit related to stock option					208	208
Non-employee stock compensation expense					177	177
Deferred compensation plan					2,482	2,482
Foreign currency translation adjustment			(26,960)	(26,921)	(26,960)	(26,921)

Balance, June 26, 2005	$86,562	$87,017	$(14,236)	$(14,300)	$369,090	$369,481

Balance, Dec. 26, 2004	$73,230	$74,215	$12,724	$12,621	$378,763	$379,645
Net earnings	27,552	27,195			27,552	27,195
Proceeds from the exercise of stock options					6,887	6,887
Tax benefit related to stock option					1,312	1,312
Non-employee stock compensation expense					284	284
Deferred compensation plan					3,034	3,034
Foreign currency translation adjustment			(29,344)	(29,296)	(29,344)	(29,296)

Balance, September 25, 2005	$100,782	$101,410	$(16,620)	$(16,675)	$388,488	$389,061

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollar amounts in thousands)

	13 Weeks Ended
	September 24, 2006		June 25, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net earnings	$12,119	$11,700	$5,190	$4,619
Foreign currency translation adjustment	5,922	5,882	9,225	9,204

Comprehensive income	$18,041	$17,522	$14,415	$13,823

	13 Weeks Ended
	March 26, 2006
	As Previously	As
	Reported	Restated

Net earnings	$2,485	$1,603
Foreign currency translation adjustment	1,905	1,901

Comprehensive income	$4,390	$3,504

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollar amounts in thousands)

	13 Weeks Ended
	September 25, 2005		June 26, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Net earnings	$14,220	$14,393	$9,501	$9,220
Foreign currency translation adjustment	(2,385)	(2,375)	(16,789)	(16,776)

Comprehensive income (loss)	$11,835	$12,018	$(7,288)	$(7,556)

	13 Weeks Ended
	March 27, 2005
	As Previously	As
	Reported	Restated

Net earnings	$3,831	$3,582
Foreign currency translation adjustment	(10,171)	(10,145)

Comprehensive loss	$(6,340)	$(6,563)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Nine Months Ended		Six Months Ended
	September 24, 2006		June 25, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Cash flows from operating activities:
Net earnings	$19,794	$17,922	$7,675	$6,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,329	14,183	9,783	9,692
Deferred taxes	826	(199)	—	(833)
Stock-based compensation	4,577	4,577	2,890	2,890
Provision for losses on accounts receivable	1,599	1,599	1,335	1,335
Excess tax benefit on stock compensation	(1,313)	(1,313)	(1,275)	(1,275)
Gain on sale of discontinued operations	(1,299)	(1,299)	(1,299)	(1,299)
Loss on disposal of fixed assets	4	4	4	4
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(4,905)	(594)	6,621	10,499
Inventories	(18,096)	(18,101)	(12,632)	(13,058)
Other current assets	10,369	11,068	343	766
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(15,010)	(15,526)	(17,823)	(18,148)
Income taxes	(5,846)	(5,375)	(1,556)	(1,100)
Unearned revenues	(3,752)	(3,539)	(3,252)	(3,438)
Restructuring reserve	(8,887)	(8,887)	(8,752)	(8,752)
Other current and accrued liabilities	(9,189)	(9,269)	(9,650)	(9,761)

Net cash used in operating activities	(16,799)	(14,749)	(27,588)	(26,256)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(8,311)	(8,311)	(5,420)	(5,420)
Proceeds from the sales of discontinued operations	31,859	31,859	32,058	32,058
Other investing activities	174	174	54	54

Net cash provided by investing activities	23,722	23,722	26,692	26,692

Cash flows from financing activities:
Proceeds from stock issuances	8,397	8,397	7,986	7,986
Excess tax benefit on stock compensation	1,313	1,313	1,275	1,275
Net change in short-term debt	3,430	1,380	2,541	1,208
Increase in overdraft borrowings	—	—	397	397
Repayment of long-term debt	(15,281)	(15,281)	(9,917)	(9,916)

Net cash (used in) provided by financing activities	(2,141)	(4,191)	2,282	950

Effect of foreign currency rate fluctuations on cash and cash equivalents	3,426	3,426	1,796	1,796

Net increase in cash and cash equivalents	8,208	8,208	3,182	3,182
Cash and cash equivalents:
Beginning of year	113,223	113,223	113,223	113,223

End of year	$121,431	$121,431	$116,405	$116,405

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Three Months Ended
	March 26, 2006
	As Previously	As
	Reported	Restated

Cash flows from operating activities:
Net earnings (loss)	$2,485	$1,603
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Revenue equipment under operating lease	—	—
Depreciation and amortization	4,642	4,597
Deferred taxes	—	(534)
Stock-based compensation	1,472	1,472
Provision for losses on accounts receivable	612	612
Excess tax benefit on stock compensation	(969)	(969)
Gain on sale of discontinued operations	(1,299)	(1,299)
Gain on disposal of fixed assets	(4)	(4)
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	8,700	11,577
Inventories	(6,370)	(6,963)
Other current assets	(153)	(148)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(19,002)	(18,731)
Income taxes	(2,504)	(2,283)
Unearned revenues	(3,175)	(3,237)
Restructuring reserve	(4,848)	(4,848)
Other current and accrued liabilities	(11,305)	(11,371)

Net cash used in operating activities	(31,718)	(30,526)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(2,189)	(2,189)
Acquisitions of businesses, net of cash acquired	(31)	(31)
Proceeds from sale of discontinued operations	33,466	33,466

Net cash provided by investing activities	31,246	31,246

Cash flows from financing activities:
Proceeds from stock issuances	6,489	6,489
Excess tax benefit on stock compensation	969	969
Net change in short-term debt	2,979	1,787
Increase in overdraft borrowings	795	795
Payment of long-term debt	(218)	(218)

Net cash provided by financing activities	11,014	9,822

Effect of foreign currency rate fluctuations on cash and cash equivalents	(27)	(27)

Net increase in cash and cash equivalents	10,515	10,515
Cash and cash equivalents:
Beginning of year	113,223	113,223

End of period	$123,738	$123,738

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Nine Months Ended		Six Months Ended
	September 25, 2005		June 26, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Cash flows from operating activities:
Net earnings	$27,552	$27,195	$13,332	$12,802
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	17,643	17,498	12,145	12,050
Deferred taxes	(4,701)	(5,432)	—	(7)
Stock-based compensation	284	284	177	177
Provision for losses on accounts receivable	1,816	1,816	1,153	1,153
Loss on disposal of fixed assets	206	206	37	37
Impairments of goodwill and long-lived assets	1,078	1,078	—	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(22,501)	(22,044)	(13,209)	(12,728)
Inventories	(11,285)	(11,812)	(10,075)	(10,406)
Other current assets	2,421	2,226	(1,699)	(1,726)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(15,844)	(15,469)	(11,391)	(11,282)
Income taxes	(4,101)	(4,126)	(6,780)	(6,784)
Unearned revenues	(3,560)	(3,432)	(708)	(609)
Restructuring reserve	7,760	7,760	4,710	4,710
Other current and accrued liabilities	382	376	(1,007)	(1,012)

Net cash used in operating activities	(2,850)	(3,876)	(13,315)	(13,625)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(7,796)	(7,796)	(6,850)	(6,850)
Acquisitions of businesses, net of cash acquired	(1,989)	(1,989)	(1,976)	(1,976)
Other investing activities	295	295	610	610

Net cash used in investing activities	(9,490)	(9,490)	(8,216)	(8,216)

Cash flows from financing activities:
Proceeds from stock issuances	6,887	6,887	1,088	1,088
Net change in short-term debt	2,664	3,690	1,834	1,387
Proceeds of long-term debt	40,000	40,000	40,000	40,000
Payment of long-term debt	(58,207)	(58,207)	(43,989)	(43,989)

Net cash used in financing activities	(8,656)	(7,630)	(1,067)	(1,514)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,439)	(6,439)	(6,299)	(6,276)

Net decrease in cash and cash equivalents	(27,435)	(27,435)	(28,897)	(29,631)
Cash and cash equivalents:
Beginning of year	102,694	102,694	102,694	102,694

End of period	$75,259	$75,259	$73,797	$73,063

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	Three Months Ended
	March 27, 2005
	As Previously	As
	Reported	Restated

Cash flows from operating activities:
Net earnings (loss)	$3,831	$3,582
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,322	6,275
Deferred taxes	—	(166)
Stock-based compensation	110	110
Provision for losses on accounts receivable	362	362
Loss on disposal of fixed assets	42	42
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(2,370)	(1,599)
Inventories	(6,533)	(6,820)
Other current assets	(1,503)	(1,531)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(17,520)	(17,513)
Income taxes	(2,709)	(2,693)
Unearned revenues	2,091	2,164
Restructuring reserve	(951)	(951)
Other current and accrued liabilities	(6,891)	(6,911)

Net cash used in operating activities	(25,719)	(25,649)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,458)	(3,458)
Other investing activities	235	235

Net cash used in investing activities	(3,223)	(3,223)

Cash flows from financing activities:
Proceeds from stock based compensation	364	364
Net change in short-term debt	3,102	2,169
Proceeds of long-term debt	35,000	35,000
Payment of long-term debt	(32,804)	(32,804)

Net cash provided by financing activities	5,662	4,729

Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,161)	(3,144)

Net decrease in cash and cash equivalents	(26,441)	(27,287)
Cash and cash equivalents:
Beginning of year	102,694	102,694

End of period	$76,253	$75,407

SELECTED QUARTERLY FINANCIAL DATA
QUARTERS (unaudited)
(dollar amounts are in thousands, except per share data)

	First		Second		Third		Fourth		Year

	(As Restated)		(As Restated)		(As Restated)
2006
Net revenues	$139,993		$163,863		$167,622		$216,297		$687,775
Gross profit	$56,358		$69,646		$71,596		$94,091		$291,691
Earnings from continuing operations	30	(1)	4,674	(3)	11,712	(4)	18,603	(5)	35,019
Net earnings	1,603	(2)	4,619	(3)	11,700	(4)	18,000	(5)	35,922
Earnings per share from continuing operations:
Basic	$—		$.12		$.30		$.47		$.89
Diluted	$—		$.11		$.29		$.46		$.87
Net earnings per share:
Basic	$.04		$.12		$.30		$.46		$.91
Diluted	$.04		$.11		$.29		$.45		$.89

(dollar amounts are in thousands, except per share data)

	First	Second		Third		Fourth		Year

	(As Restated)	(As Restated)		(As Restated)		(As Restated)		(As Restated)
2005
Net revenues	$155,508	$185,308		$184,699		$192,477		$717,992
Gross profit	$67,708	$81,888		$79,590		$82,344		$311,530
Earnings from continuing operations	1,540	7,257	(6)	13,073	(7)	6,543		28,413
Net earnings	3,582	9,220	(6)	14,393	(8)	9,326	(9)	36,521
Earnings per share from continuing operations:
Basic	$.04	$.19		$.34		$.17		$.75
Diluted	$.04	$.19		$.33		$.16		$.72
Net earnings per share:
Basic	$.09	$.24		$.38		$.24		$.96
Diluted	$.09	$.24		$.37		$.23		$.93

(1)	Includes a $0.1 million restructuring charge (net of tax).

(2)	Includes a $1.4 million (net of tax) gain from the disposal of our bar-code business.

(3)	Includes a $0.4 million restructuring charge (net of tax) and a $1.5 million litigation settlement charge (net of tax).

(4)	Includes a $1.2 million restructuring charge (net of tax).

(5)	Includes a $3.1 million restructuring charge (net of tax) and $1.1 million (net of tax) gain from the settlement of a capital lease.

(6)	Includes a $4.4 million restructuring charge (net of tax).

(7)	Includes a $2.2 million restructuring charge (net of tax) and a $0.4 million impairment charge (net of tax).

(8)	Includes a $2.2 million restructuring charge (net of tax) and a $1.0 million impairment charge (net of tax).

(9)	Includes a $1.8 million restructuring charge (net of tax) and a $1.0 million impairment charge (net of tax).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no changes or disagreements to report under this item.
Item 9A. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weakness discussed below in Management’s Report on Internal Control Over Financial Reporting.
Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper override. Because of such limitations, there is a risk that internal control over financial reporting may not prevent or detect material misstatements on a timely basis. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management assessed the effectiveness of Checkpoint’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management identified the following material weakness in our internal control over financial reporting as of December 31, 2006:
The Company did not maintain effective controls over the financial reporting and close process. Specifically, the Company’s controls to monitor the financial position and results of operations of subsidiaries, and controls to accurately record non-routine and non-systematic transactions in accordance with accounting principles generally accepted in the United States of America, were not effective. This control deficiency contributed to errors resulting in the restatement of the Company’s consolidated financial statements for 2005 and 2004, each of the interim periods in 2005 and the first three quarters of 2006 affecting revenues and cost of revenue. Additionally, this control deficiency could result in a material misstatement in any account or disclosure that would not be prevented or detected.
As a result of this material weakness, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2006.
The scope of management’s assessment of internal control over financial reporting as of December 31, 2006 excluded ADS Worldwide (ADS), which we acquired in November 2006. ADS represented 2.4% of total assets at December 31, 2006, and generated 0.3% of our total revenue during fiscal year 2006.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, expressing an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2006, which appears in Item 8 of this Annual Report on Form 10-K.
Plan for Remediation of the Material Weakness
To remediate the material weakness described above and to enhance our internal control over financial reporting, management will supplement its financial reporting and close procedures to enhance the focus on complex transaction activity determined to present a relatively higher degree of risk. Management will implement a formal process of detailed reviews of subsidiary financial results, conducted by regional controllers and other qualified personnel. Checkpoint’s internal audit function will expand its substantive testing at the subsidiary level with greater emphasis on such transactions. As part of these efforts, management will expand the training of all key finance personnel in corporate, regional and subsidiary reporting teams in the application of accounting principles generally accepted in the United States of America and the company’s accounting policies and procedures. Management has begun to adopt these measures and expects that the remediation of the material weakness will be completed in 2007.
Notwithstanding the material weakness, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2007, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
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
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2007, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Note that the sections of our Definitive Proxy Statement entitled “Compensation and Stock Option Committee Report on Executive Compensation” pursuant to Regulation S-K Item 402 (a)(9) are not deemed “soliciting material” or “filed” as part of this report.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2007, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2007, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2007, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following consolidated financial statements of Checkpoint Systems, Inc. were included in Item 8.

	Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005	42

	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2006	43

	Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2006	44

	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2006	45

	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	46

	Notes to Consolidated Financial Statements	47-82

2.	The following consolidated financial statements schedules of Checkpoint Systems, Inc. is included.

	Financial Statement Schedule, Schedule II – Valuation and Qualifying Accounts	107

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on March 30, 2007.
CHECKPOINT SYSTEMS, INC.

/s/ George W. Off
President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George W. Off	Chairman of the Board of Directors, President and Chief Executive Officer	March 30, 2007

/s/ W. Craig Burns	Executive Vice President, Chief Financial Officer, Treasurer	March 30, 2007

/s/ Raymond Andrews	Vice President, Chief Accounting Officer	March 30, 2007

/s/ William S. Antle III	Director	March 30, 2007

/s/ George Babich, Jr.	Director	March 30, 2007

David W. Clark, Jr.	Director	March 30, 2007

/s/ Harold Einsmann	Director	March 30, 2007

/s/ R. Keith Elliott	Director	March 30, 2007

/s/ Alan R. Hirsig	Director	March 30, 2007

/s/ Jack W. Partridge	Director	March 30, 2007

/s/ Sally Pearson	Director	March 30, 2007

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2007.

Exhibit 4.1	Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant’s 1996 Form 10-K filed with the SEC on March 17, 1997.

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of March 2, 2007 is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2007.

Exhibit 10.1*	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item (a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

Exhibit 10.3*	Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.

Exhibit 10.4	Credit Agreement dated March 4, 2005, by and among Registrant, Wachovia Bank N.A., as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on March 9, 2005.

Exhibit 10.5*	Employment Agreement with George W. Off is incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 12, 2002.

Exhibit 10.6*	Employment Agreement with W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.7*	Employment Agreement with John E. Davies, Jr. is incorporated herein by reference to Item 6(a), Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.8*	First Amendment to Employment Agreement with John E. Davies, Jr. is incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.9*	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.10*	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.11*	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.12*	Employment Agreement with David C. Donnan is Incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 5, 2004.

Exhibit 10.13*	2004 Omnibus Incentive Compensation Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.

Exhibit 10.14*	423 Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.

Exhibit 10.15*	Amended and Restated Employment Agreement by and between George Off and Checkpoint Systems, Inc. dated December 7, 2005 is hereby incorporated by reference to Item 1.01 of the Registrant’s Form 8-K filed on December 12, 2005.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 24	Power of Attorney, contained in Signature Page.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Allowance For Doubtful Accounts

		Balance at	Additions	Charged to	Deductions
		Beginning	Through	Costs and	(Write-Offs and	Balance at
Year		of Year	Acquisition	Expenses	Recoveries, net)	End of Year

		(dollar amounts in thousands)
2006		$11,823	$—	$2,442	$(1,848)	$12,417

2005		$12,647	$—	$2,573	$(3,397)	$11,823

2004		$12,003	$—	$1,673	$(1,029)	$12,647

Deferred Tax Valuation Allowance

					Release of
			Allowance		allowance on
	Balance at	Additions	Recorded on	Release of	Losses
	Beginning	Through	Current Year	Allowance on	Expired or	Balance at
Year	of Year	Acquisition	Losses	End of Year	Revalued	End of Year

	(dollar amounts in thousands)
2006	$26,477	$—	$801	$(151)	$7,383	$34,510

2005	$31,275	$—	$626	$(384)	$(5,040)	$26,477

2004	$32,650	$—	$779	$—	$(2,154)	$31,275