Form 10-Q
period 2007-04-01
CHECKPOINT SYSTEMS INC
filed 2007-05-10
CIK 215419

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007

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
Yes ☑ No ☐
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 4, 2007, there were 39,433,020 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	April 1,	December 31,
	2007	2006*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,884	$143,394
Restricted cash	2,147	2,121
Accounts receivable, net of allowance of $12,827 and $12,417	152,138	160,463
Inventories	99,291	94,562
Other current assets	36,007	36,199
Deferred income taxes	11,350	10,858

Total Current Assets	453,817	447,597

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,083	4,325
PROPERTY, PLANT, AND EQUIPMENT, net	66,495	67,717
GOODWILL	190,322	187,288
OTHER INTANGIBLES, net	32,662	33,143
DEFERRED INCOME TAXES	31,179	31,416
OTHER ASSETS	9,460	9,705

TOTAL ASSETS	$788,018	$781,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$818	$6,810
Accounts payable	47,262	49,521
Accrued compensation and related taxes	29,952	27,712
Other accrued expenses	32,027	33,557
Income taxes	13,456	27,811
Unearned revenues	21,675	21,634
Restructuring reserve	5,035	6,786
Accrued pensions — current	3,772	3,730
Other current liabilities	16,312	16,012

Total Current Liabilities	170,309	193,573

LONG-TERM DEBT, LESS CURRENT MATURITIES	15,700	9,724
ACCRUED PENSIONS	82,859	82,602
OTHER LONG-TERM LIABILITIES	18,316	4,125
DEFERRED INCOME TAXES	16,343	16,630
MINORITY INTEREST	899	956
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,410,101 and 41,315,581	4,141	4,131
Additional capital	347,834	345,206
Retained earnings	149,915	146,658
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income (loss)	2,323	(1,793)

TOTAL STOCKHOLDERS’ EQUITY	483,592	473,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$788,018	$781,191

*	Taken from the Company’s audited consolidated financial statements at December 31, 2006.
See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	April 1,	March 26,
Quarter ended	2007	2006
Net revenues	$171,202	$139,993
Cost of revenues	100,923	83,635

Gross profit	70,279	56,358

Selling, general, and administrative expenses	59,801	52,871
Research and development	3,988	4,368
Restructuring expense	325	247

Operating income (loss)	6,165	(1,128)

Interest income	1,182	1,125
Interest expense	331	414
Other (loss) gain, net	(524)	372

Earnings (loss) from continuing operations before income taxes and minority interest	6,492	(45)

Income taxes	1,587	(24)
Minority interest	(61)	(51)

Earnings from continuing operations	4,966	30

Earnings from discontinued operations, net of tax	—	1,573

Net earnings	$4,966	$1,603

Basic earnings per share:
Earnings from continuing operations	$.13	$—
Earnings from discontinued operations, net of tax	—	.04

Basic earnings per share	$.13	$.04

Diluted earnings per share:
Earnings from continuing operations	$.12	$—
Earnings from discontinued operations, net of tax	—	.04

Diluted earnings per share	$.12	$.04

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2006	41,315	$4,131	$345,206	$146,658	2,036	$(20,621)	$(1,793)	$473,581
Net income				4,966				4,966
Exercise of stock-based compensation	95	10	1,006					1,016
Tax benefit of stock-based compensation			(100)					(100)
Stock-based compensation expense			1,414					1,414
Deferred compensation plan			308					308
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see Note 2 )				(1,709)				(1,709)
Amortization of pension plan actuarial losses, net of tax							145	145
Foreign currency translation adjustment							3,971	3,971

Balance, April 1, 2007	41,410	$4,141	$347,834	$149,915	2,036	$(20,621)	$2,323	$483,592

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Net earnings	$4,966	$1,603
Amortization of pension plan actuarial losses	145	—
Foreign currency translation adjustment	3,971	1,901

Comprehensive income	$9,082	$3,504

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Cash flows from operating activities:
Net earnings	$4,966	$1,603
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,536	4,597
Deferred taxes	(609)	(534)
Provision for losses on accounts receivable	931	612
Stock-based compensation expense	1,414	1,472
Excess tax benefit on stock based compensation	(5)	(969)
Gain on sale of discontinued operations	—	(1,299)
Gain on disposal of fixed assets	(73)	(4)
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	8,759	11,577
Inventories	(3,824)	(6,963)
Other current assets	461	(148)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(2,672)	(18,731)
Income taxes	(1,275)	(2,283)
Unearned revenues	(165)	(3,237)
Restructuring reserve	(1,778)	(4,848)
Other current and accrued liabilities	(528)	(11,371)

Net cash provided by (used in) operating activities	10,138	(30,526)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(1,971)	(2,189)
Acquisitions, net of cash acquired	(759)	(31)
Proceeds from sale of discontinued operations	—	33,466
Other investing activities	318	—

Net cash (used in) provided by investing activities	(2,412)	31,246

Cash flows from financing activities:
Proceeds from stock issuances	1,016	6,489
Excess tax benefit on stock based compensation	5	969
Payment of short-term debt	(8,803)	(2,900)
Proceeds from short-term debt	2,899	4,687
Increase in overdraft borrowings	—	795
Payment of long-term debt	(226)	(218)
Proceeds from long-term debt	5,967	—

Net cash provided by financing activities	858	9,822

Effect of foreign currency rate fluctuations on cash and cash equivalents	906	(27)

Net increase in cash and cash equivalents	9,490	10,515
Cash and cash equivalents:
Beginning of period	143,394	113,223

End of period	$152,884	$123,738

See accompanying notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF ACCOUNTING
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for the most recent disclosure of the Company’s accounting policies.
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at April 1, 2007 and December 31, 2006 and its results of operations and changes in cash flows for the thirteen-week periods ended April 1, 2007 and March 26, 2006.
As indicated in our 2006 Annual Report on Form 10-K, certain historical financial statements and other selected financial data were restated. For additional information on this restatement, see Note 1 of the Consolidated Financial Statements of our 2006 Annual Report on Form 10-K.
Certain reclassifications have been made to the 2006 financial statements and related footnotes to conform to the current year presentation.
Restricted Cash
At April 1, 2007, the Company has $2.1 million in restricted cash related to the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted for working capital adjustments related to the divestiture. These adjustments should be finalized in the second quarter 2007.
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Balance at beginning of year	$5,499	$5,211
Accruals for warranties issued	1,225	606
Settlement made	(1,251)	(747)
Foreign currency translation adjustment	38	(132)

Balance at end of period	$5,511	$4,938

New Accounting Pronouncements and Other Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectfully. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on income taxes.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position or results of operations.

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
Note 2. INCOME TAXES
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectfully. We recognize interest expense and penalties relating to unrecognized tax benefits as a component of income tax expense.
We conduct business globally and, as a result, Checkpoint Systems, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Germany, Hong Kong, Japan, Netherlands, Puerto Rico, Spain, and the United States. The Company has completed examinations through 2003 for U.S. Federal and with few exceptions, non-U.S. through 2001.
We are currently under audit in the following jurisdictions: Australia 1997-2003, Netherlands 2003-2004, and the United Kingdom 2001 and 2003. It is likely that the examination phase of the Australian audit will conclude in 2007. It is not possible to quantify an estimated range of settlement of issues at this time.
Note 3. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R was $1.4 million ($1.0 million, net of tax) or $.02 per diluted share and $1.5 million ($1.1 million, net of tax) or $.03 per diluted share for the three months ended April 1, 2007 and March 26, 2006, respectively.
The fair value of share-based payment units was estimated using the Black-Scholes option pricing model. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
The following assumptions and weighted average fair values were as follows:

	Three months	Three months
	ended,	ended,
	April 1, 2007	March 26, 2006
Weighted average fair value of grants	$—	$11.80
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	—%	41.64%
Expected life (in years)	—	4.54
Risk-free interest rate	—%	4.55 — 4.68%
In the first quarter of 2007, there were no grants of stock options.

Note 4. INVENTORIES
Inventories consist of the following:
(amounts in thousands)

	April 1,	December 31,
	2007	2006
Raw materials	$16,546	$14,420
Work-in-process	6,084	4,467
Finished goods	76,661	75,675

Total	$99,291	$94,562

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $32.7 million and $33.1 million as April 1, 2007 and December 31, 2006, respectively.
The following table reflects the components of intangible assets as of April 1, 2007 and December 31, 2006:
(amounts in thousands)

		April 1, 2007		December 31, 2006
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Customer lists	20	$32,802	$22,431	$32,583	$22,116
Trade name	30	28,947	13,932	28,625	13,587
Patents, license agreements	5 to 14	40,602	33,627	40,060	32,761
Other	3 to 6	928	627	921	582

Total		$103,279	$70,617	$102,189	$69,046

Estimated amortization expense for each of the five succeeding years is anticipated to be:
(amounts in thousands)

2007	$3,354
2008	$3,283
2009	$2,912
2010	$2,452
2011	$2,332
The changes in the carrying amount of goodwill for the quarter ended April 1, 2007, are as follows:
(amounts in thousands)

		Labeling	Retail
	Security	Services	Merchandising	Total

Balance as of December 31, 2006	$110,731	$6,378	$70,179	$187,288
Acquired during the year	911	—	—	911
Translation adjustment and other	1,179	66	878	2,123

Balance as of April 1, 2007	$112,821	$6,444	$71,057	$190,322

In January 2007, the Company purchased Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through April 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.
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
Note 6. LONG-TERM DEBT
Long-term debt at April 1, 2007 and December 31, 2006 consisted of the following:
(amounts in thousands)

	April 1,	December 31,
	2007	2006
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$15,102	$9,067
€2.7 million capital lease maturing in 2007	356	469
Other capital leases with maturities through 2010	1,060	1,186

Total	16,518	10,722
Less current portion	818	998

Total long-term portion	$15,700	$9,724

During the first quarter of 2007, the senior unsecured revolving credit facility increased by $6.0 million. The proceeds from these borrowings were used to repay the borrowings under our Japanese short-term line of credit.
At December 31, 2006, the Company had a full-recourse factoring arrangement with Mitsubishi UFJ Factoring Co., Ltd., in which the arrangements were secured by trade receivables. As of December 31, 2006, the face amount of receivables sold and not yet collected were $0.8 million. During the first quarter of 2007, the remaining full recourse factoring liability was paid in full.
The senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of April 1, 2007, we were in compliance with all covenants.

Note 7. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	April 1,	March 26,
Quarter ended	2007	2006
Basic earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$4,966	$30

Diluted earnings available to common stockholders from continuing operations	$4,966	$30

Shares:
Weighted average number of common shares outstanding	39,374	38,834
Shares issuable under deferred compensation agreements	288	197

Basic weighted average number of common shares outstanding	39,662	39,031

Common shares assumed upon exercise of stock options and awards	597	1,282
Shares issuable under deferred compensation arrangements	7	15

Dilutive weighted average number of common shares outstanding	40,266	40,328

Basic earnings per share:
Earnings from continuing operations	$.13	$—
Earnings from discontinued operations, net of tax	—	.04

Basic earnings per share	$.13	$.04

Diluted earnings per share:
Earnings from continuing operations	$.12	$—
Earnings from discontinued operations, net of tax	—	.04

Diluted earnings per share	$.12	$.04

The long-term incentive plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive common share equivalents are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:
(share amounts in thousands)

	April 1,	March 26,
	2007	2006
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	540	414

Note 8. DISCONTINUED OPERATIONS
On January 30, 2006 the Company completed the sale of its global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising Segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.4 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. The recorded gain on sale is subject to certain post-closing working capital adjustments to be finalized by the second quarter of 2007.
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen weeks ended April 1, 2007 and March 26, 2006 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:
(amounts in thousands)

	Quarter
	(13 weeks) Ended
	April 1,	March 26,
	2007	2006
Net revenue	$—	$7,452
Gross profit	—	1,683
Selling, general, & administrative expenses	—	1,303
Operating income	—	380
Gain on disposal	—	2,756
Earnings from discontinued operations before income taxes	—	3,136
Income tax	—	1,563
Earnings from discontinued operations, net of tax	$—	$1,573
Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the thirteen-week periods ended April 1, 2007 and March 26, 2006 were as follows:
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Interest	$272	$381
Income tax payments	$2,650	$4,196

Note 10. PROVISION FOR RESTRUCTURING
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter of 2006, we continued to review the results of the overall initiatives and achieved additional reductions focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
A net charge of $0.3 million was recorded in the first quarter of 2007 in connection with the 2005 Restructuring Plan primarily related to employee severance.
The total number of employees affected by the restructuring were 764, of which 749 have been terminated. The remaining terminations are expected to be completed by the end of the second quarter of 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24.0 million has been incurred and $19.0 million has been paid. Termination benefits are planned to be paid 1 month to 24 months after termination.
Restructuring accrual activity was as follows:
Fiscal 2007
(amounts in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	4/1/2007
Severance and other employee-related charges	$6,786	$370	$9	$2,139	$27	$5,035

Note 11. PENSION BENEFITS
The components of net periodic benefit cost for the thirteen-week periods ended April 1, 2007 and March 26, 2006 were as follows:
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Service cost	$339	$323
Interest cost	979	838
Expected return on plan assets	(34)	(35)
Amortization of actuarial loss	114	136
Amortization of transition obligation	30	28
Amortization of prior service costs	1	1

Net periodic pension cost	$1,429	$1,291

We expect the cash requirements for funding the pension benefits to be approximately $4.4 million during fiscal 2007, including $2.0 million which was funded during the quarter ended April 1, 2007.
Note 12. COMMITMENTS AND CONTINGENCIES
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.

Note 13. BUSINESS SEGMENTS
(amounts in thousands)

	April 1,	March 26,
Quarter ended	2007	2006
Business segment net revenue:
Security	$117,065	$99,772
Labeling Services	30,308	20,842
Retail Merchandising	23,829	19,379

Total	$171,202	$139,993

Business segment gross profit:
Security	$49,639	$39,943
Labeling Services	8,958	6,395
Retail Merchandising	11,682	10,020

Total gross profit	70,279	56,358
Operating expenses	(64,114)	(57,486)
Interest income (expense), net	851	711
Other (loss) gain, net	(524)	372

Earnings (loss) from continuing operations before income taxes and minority interest	$6,492	$(45)

We have modified our organization to better fit our customers’ needs and address our competitive business environment by reorganizing the management of our lines of business. We anticipate changing our reporting to conform to our new business structure during fiscal 2007. This is expected to result in a change in our business segments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information Relating to Forward-Looking Statements
This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2006, and our other Securities and Exchange Commission filings.
Critical Accounting Policies and Estimates
There has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 31, 2006.
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
Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions. Revenue growth may also be generated by acquisitions that are targeted to expand our product offerings and customer base.
We are developing new avenues for growth by expanding into new vertical markets, as demonstrated by the Security Systems Group’s (SSG) entry into the financial services sector with technology and physical security solutions. Our library operations are transitioning from a security-based business into Global Patron Services, a new business model focused on interactive patron services, advertising, and community involvement. While these actions are in the early stages, we believe that these business opportunities have the potential to significantly contribute to revenue growth in the future.
We have also modified our organization to better fit our customers’ needs and address our competitive business environment by reorganizing our two primary lines of business from a regional focus to a global one, to more effectively serve our customers who are continually expanding their global presence. To that end, we have established two global business groups: Shrink Management & Merchandising Solutions and iLabels. These two groups will work together to advance our lead in source tagging capabilities, firmly establish Checkpoint as a full shrink management solutions provider, and leverage our RF experience to provide solutions that make sense for our customers today, with a path to RFID-based solutions for the future. We anticipate changing our management reporting to conform to our new business structure during fiscal 2007. This is anticipated to result in a change in our business segments.
Revenue for the first quarter of 2007 was $171.2 million, a 22.3% increase over the comparable periods in 2006. Foreign currency translation had a positive impact on revenue of approximately 5.3%, for the quarter ended April 1, 2007. The remaining increase was due to higher revenues in our EAS ($9.9 million) and CheckNet® ($8.3 million) businesses. The CheckNet® revenue benefited $5.4 million from our acquisition of ADS in November 2006.
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
Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each fiscal year.

Analysis of Statement of Operations
Thirteen Weeks Ended April 1, 2007 Compared to Thirteen Weeks Ended March 26, 2006
The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change in Dollar
	Percentage of Total Revenues		Amount
	April 1,	March 26,
	2007	2006	Fiscal 2007 vs.
	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006
Quarter ended
Net revenues
Security	68.4%	71.3%	17.3%
Labeling services	17.7	14.9	45.4
Retail merchandising	13.9	13.8	23.0

Net revenues	100.0	100.0	22.3
Cost of revenues	58.9	59.7	20.7

Total gross profit	41.1	40.3	24.7
Selling, general and administrative expenses	34.9	37.8	13.1
Research and development	2.3	3.1	(8.7)
Restructuring expense	0.2	0.2	31.6

Operating income (loss)	3.7	(0.8)	N/A
Interest income	0.7	0.8	5.1
Interest expense	0.2	0.3	(20.0)
Other (loss) gain, net	(0.4)	0.3	N/A

Earnings from continuing operations before income taxes and minority interest	3.8	0.0	N/A
Income taxes	0.9	0.0	N/A
Minority interest	—	0.0	19.6

Earnings from continuing operations	2.9	0.0	N/A
Earnings from discontinued operations, net of tax	—	1.1	(100.0)

Net earnings	2.9%	1.1%	N/A %

Net Revenues
Revenues for the first quarter 2007 compared to the first quarter 2006 increased by $31.2 million, or 22.3%, from $140.0 million to $171.2 million. Foreign currency translation had a positive impact on revenues of approximately $7.3 million or 5.3% in the first quarter of 2007 as compared to the first quarter of 2006.
(amounts in millions)

			Dollar
			Amount	Percentage
	April 1,	March 26,	Change	Change
	2007	2006	Fiscal 2007	Fiscal 2007
Quarter ended	(Fiscal 2007)	(Fiscal 2006)	vs. Fiscal 2006	vs. Fiscal 2006
Net Revenues:
Security	$117.1	$99.8	$17.3	17.3%
Labeling Services	30.3	20.8	9.5	45.4
Retail Merchandising	23.8	19.4	4.4	23.0

Net Revenues	$171.2	$140.0	$31.2	22.3%

Security revenues increased by $17.3 million or 17.3% in the first quarter 2007 as compared to the first quarter 2006. Foreign currency translation had a positive impact of approximately $4.0 million. The remaining increase was primarily due to increases in EAS revenues in the U.S. ($3.3 million), Europe ($4.5 million), and Asia Pacific ($1.5 million). In addition, CCTV increased $2.6 million. The U.S. EAS business increase was due primarily to new installation with existing customers. The increase in Europe EAS was due to an overall improvement in the region, led primarily by France. The increase in Asia was due primarily to new business in China and India and continued growth in our Hong Kong and Japan businesses. The CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Labeling services revenues increased by $9.5 million or 45.4%. The positive impact of foreign currency translation was approximately $1.5 million. The remaining increase was primarily due to increases in our CheckNet® business. The CheckNet® business revenue benefited $5.4 million due to the ADS acquisition and continued the strong growth of its base business in the first quarter of 2007.
Retail merchandising revenues increased by $4.4 million or 23.0%. The positive impact of foreign currency translation was approximately $1.8 million. The remaining increase was due primarily to an increase in sales of our retail merchandise solutions in Europe.
Gross Profit
Gross profit for the first quarter 2007 was $70.3 million, or 41.1% of revenues, compared to $56.4 million, or 40.3% of revenues, for the first quarter 2006. Foreign currency translation had a positive impact on gross profit of approximately $2.1 million in the first quarter of 2007.
Security gross profit as a percentage of security revenues increased to 42.4% in the first quarter 2007, from 40.0% in the first quarter 2006. The Security gross profit percentage increase was due primarily to improved margins in our U.S. EAS business.
Labeling services gross profit as a percentage of labeling revenues decreased to 29.6% in the first quarter 2007 from 30.7% in the first quarter 2006. This decrease in labeling gross profit percentage was primarily due to manufacturing inefficiencies and competitive pricing pressures.
The retail merchandising gross profit as a percentage of retail merchandising revenues decreased to 49.0% in the first quarter 2007 from 51.7% in the first quarter of 2006. This decrease was due primarily to continued margin decreases in our HLS business as we converted to an indirect sales model.
Field service and installation costs for the first quarter 2007 and 2006 were 10.3% and 11.5% of net revenues, respectively. This decrease as a percentage of revenue was due to higher revenues, which allowed us to leverage our fixed costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $6.9 million, or 13.1%, over the first quarter 2006. SG&A expenses generated by the recently acquired ADS operations accounted for $2.0 million of the increase over the prior year. Foreign currency translation increased selling, general, and administrative expenses by approximately $2.4 million. The remaining increase was due primarily to $1.6 million of expense incurred related to the restatement of our financial statements, an increase in commissions resulting from higher revenue and increased operational expense in supply chain. Selling, general and administrative expenses decreased, as a percentage of revenues, from 37.8% in 2006 to 34.9% in 2007.
Research and Development Expenses
Research and development (R&D) costs were $4.0 million, or 2.3%, of revenues in the first quarter 2007 and $4.4 million, or 3.1%, in the first quarter 2006.
Restructuring Expense
Restructuring expenses were $0.3 million, or 0.2%, of revenues in the first quarter 2007 and $0.2 million, or 0.2%, in the first quarter 2006.

Interest Income
Interest income for the first quarter 2007 increased $0.1 million from the comparable quarter in 2006.
Interest Expense
Interest expense for the first quarter 2007 decreased $0.1 million from the comparable quarter in 2006.
Income Taxes
Our effective tax rate was 24.4% for the first quarter of 2007 as we continue to benefit from manufacturing in low tax jurisdictions. The prior year tax rate of 53.3% was unusually high due to the loss from continuing operations in the quarter.
Discontinued Operations
For the first quarter 2007 there was no activity in discontinued operations, compared to $1.6 million, or $.04 per diluted share, in the first quarter 2006. In 2006, discontinued operations includes the results of operations through the divestiture of our BCS business on January 30, 2006 and a $1.3 million gain, net of tax, on the divestiture.
Net Earnings
Net earnings were $5.0 million, or $.12 per diluted share, in the first quarter 2007 compared to $1.6 million, or $.04 per diluted share, in the first quarter 2006. The weighted average number of shares used in the diluted earnings per share computation were 40.3 million and 40.3 million for the first quarters of 2007 and 2006, respectively.
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
As of April 1, 2007, our cash and cash equivalents were $152.9 million compared to $143.4 million as of December 31, 2006. Our operating activities during the first quarter of 2007 provided approximately $10.1 million compared to a use of $30.5 million during the first quarter of 2006. In 2007, our cash from operating activities was impacted positively by a decrease in payments for accounts payable and other current and accrued liabilities. The decrease in cash used for other current liabilities and accrued liabilities in 2007 was due to the annual bonus not being paid during the first quarter of fiscal 2007.
We continue to reinvest in the Company through our investment in technology and process improvement. In the first quarter of 2007, our investment in research and development amounted to $4.0 million. We estimate the investment in research and development during the remainder of 2007 will be approximately $14 million.
Our capital expenditures during the first quarter of 2007 totaled $2.0 million, compared to $2.2 million during the first quarter of 2006. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $13 million for the remainder 2007.
In January 2007, the Company purchased Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through April 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.

As of April 1, 2007, our working capital was $283.5 million compared to $254.0 million as of December 31, 2006. At the end of the first quarter 2007, our percentage of total debt to total stockholders’ equity decreased to 3.4% from 3.5% as of December 31, 2006. As of April 1, 2007, we had an available line of credit totaling approximately $133.3 million.
We do not anticipate paying any cash dividends on our common stock in the near future.
Provisions for Restructuring
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter of 2006, we continued to review the results of the overall initiatives and achieved additional reductions focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
A net charge of $0.3 million was recorded in the first quarter of 2007 in connection with the 2005 Restructuring Plan, primarily related to employee severance.
The total number of employees affected by the restructuring were 764, of which 749 have been terminated. The remaining terminations are expected to be completed by the end of the second quarter of 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24.0 million has been incurred and $19.0 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $22 million to $24 million.
Restructuring accrual activity was as follows:
Fiscal 2007
(amounts in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	4/1/2007
Severance and other employee-related charges	$6,786	$370	$9	$2,139	$27	$5,035

Exposure to Foreign Currency
We manufacture products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, and for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.
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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of April 1, 2007, we had currency forward exchange contracts totaling approximately $9.0 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Off-Balance Sheet Arrangements and Contractual Obligations
Our significant contractual obligations and off-balance sheet arrangements have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
For income-tax-related contingencies, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 requires a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 2— Income Taxes, for additional information.
New Accounting Pronouncements and Other Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectfully.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the market risks as disclosed in Item 7a. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 31, 2006.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness discussed below.
As previously reported in the Company’s 2006 Annual Report on Form 10-K, management identified the following material weakness in our internal control over financial reporting as of December 31, 2006:
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
To remediate the material weakness described above and to enhance our internal control over financial reporting, management is in the process of supplementing its financial reporting and close procedures to enhance the focus on complex transaction activity determined to present a relatively higher degree of risk. Management is also in the process of implementing formal procedures of detailed reviews of subsidiary financial results, conducted by regional controllers and other qualified personnel. Checkpoint’s internal audit function will expand its substantive testing at the subsidiary level with greater emphasis on such transactions. As part of these efforts, management will expand the training of all key finance personnel in corporate, regional and subsidiary reporting teams in the application of accounting principles generally accepted in the United States of America and the company’s accounting policies and procedures. Management has begun to adopt these measures and expects that the remediation of the material weakness will be completed in 2007.
Notwithstanding the material weakness, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
Other than the foregoing changes relating to the ongoing remediation of the material weakness, there have been no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Item 1A. RISK FACTORS
There have been no material changes from December 31, 2006 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ W. Craig Burns	May 10, 2007

W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/s/ Raymond Andrews	May 10, 2007

Raymond Andrews
Vice President, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002