Form 10-Q
period 2007-07-01
CHECKPOINT SYSTEMS INC
filed 2007-08-09
CIK 215419

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007

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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 3, 2007, there were 39,679,777 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	July 1,	December 31,
	2007	2006*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,342	$143,394
Restricted cash	2,173	2,121
Accounts receivable, net of allowance of $12,926 and $12,417	160,489	160,463
Inventories	96,971	94,562
Other current assets	42,701	36,199
Deferred income taxes	8,463	10,858

Total Current Assets	472,139	447,597

REVENUE EQUIPMENT ON OPERATING LEASE, net	3,941	4,325
PROPERTY, PLANT, AND EQUIPMENT, net	66,899	67,717
GOODWILL	197,265	187,288
OTHER INTANGIBLES, net	32,835	33,143
DEFERRED INCOME TAXES	32,129	31,416
OTHER ASSETS	8,750	9,705

TOTAL ASSETS	$813,958	$781,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$1,334	$6,810
Accounts payable	49,794	49,521
Accrued compensation and related taxes	26,794	27,712
Other accrued expenses	34,019	33,557
Income taxes	11,389	27,811
Unearned revenues	22,448	21,634
Restructuring reserve	4,576	6,786
Accrued pensions — current	3,825	3,730
Other current liabilities	15,653	16,012

Total Current Liabilities	169,832	193,573

LONG-TERM DEBT, LESS CURRENT MATURITIES	14,960	9,724
ACCRUED PENSIONS	84,391	82,602
OTHER LONG-TERM LIABILITIES	18,412	4,125
DEFERRED INCOME TAXES	16,781	16,630
MINORITY INTEREST	878	956
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 41,565,357 and 41,315,581	4,156	4,131
Additional capital	352,767	345,206
Retained earnings	165,012	146,658
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income	7,390	(1,793)

TOTAL STOCKHOLDERS’ EQUITY	508,704	473,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,958	$781,191

*	Derived from the Company’s audited consolidated financial statements at December 31, 2006.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net revenues	$195,702	$163,863	$366,904	$303,856
Cost of revenues	112,707	94,217	213,630	177,852

Gross profit	82,995	69,646	153,274	126,004

Selling, general, and administrative expenses	59,947	56,351	119,748	109,222
Research and development	4,060	5,000	8,048	9,368
Restructuring expense	329	609	654	856
Litigation settlement	—	2,251	—	2,251

Operating income	18,659	5,435	24,824	4,307

Interest income	1,210	1,149	2,392	2,274
Interest expense	270	555	601	969
Other gain (loss), net	131	44	(393)	416

Earnings before income taxes and minority interest	19,730	6,073	26,222	6,028

Income taxes	5,158	1,417	6,745	1,393
Minority interest	(2)	(18)	(63)	(69)

Earnings from continuing operations	14,574	4,674	19,540	4,704

Earnings (loss) from discontinued operations, net of tax	523	(55)	523	1,518

Net earnings	$15,097	$4,619	$20,063	$6,222

Basic earnings per share:
Earnings from continuing operations	$.37	$.12	$.49	$.12
Earnings from discontinued operations, net of tax	.01	—	.02	.04

Basic earnings per share	$.38	$.12	$.51	$.16

Diluted earnings per share:
Earnings from continuing operations	$.36	$.11	$.48	$.11
Earnings from discontinued operations, net of tax	.01	—	.02	.04

Diluted earnings per share	$.37	$.11	$.50	$.15

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity
Balance, December 31, 2006	41,315	$4,131	$345,206	$146,658	2,036	$(20,621)	$(1,793)	$473,581
Net earnings				20,063				20,063
Exercise of stock-based compensation	250	25	3,303					3,328
Tax benefit of stock-based compensation			246					246
Stock-based compensation expense			3,182					3,182
Deferred compensation plan			830					830
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see note 2)				(1,709)				(1,709)
Amortization of pension plan actuarial losses, net of tax							194	194
Foreign currency translation adjustment							8,989	8,989

Balance, July 1, 2007	41,565	$4,156	$352,767	$165,012	2,036	$(20,621)	$7,390	$508,704

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net earnings	$15,097	$4,619	$20,063	$6,222
Amortization of pension plan actuarial losses, net of tax	49	—	194	—
Foreign currency translation adjustment	5,018	9,204	8,989	11,105

Comprehensive income	$20,164	$13,823	$29,246	$17,327

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	July 1,	June 25,
Six Months Ended (26 Weeks)	2007	2006
Cash flows from operating activities:
Net earnings	$20,063	$6,222
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,851	9,692
Deferred taxes	(811)	(833)
Stock-based compensation	3,182	2,890
Provision for losses on accounts receivable	1,094	1,335
Excess tax benefit on stock compensation	(292)	(1,275)
Gain on sale of discontinued operations	(523)	(1,299)
(Gain)/loss on disposal of fixed assets	(538)	4
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	3,304	10,499
Inventories	(356)	(13,058)
Other current assets	(5,450)	766
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(857)	(18,148)
Income taxes	(458)	(1,100)
Unearned revenues	(26)	(3,438)
Restructuring reserve	(2,302)	(8,752)
Other current and accrued liabilities	(745)	(9,761)

Net cash provided by (used in) operating activities	24,136	(26,256)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(5,461)	(5,420)
Acquisitions, net of cash acquired	(6,677)	—
Cash (outflows)/proceeds from the sale of discontinued operations	(1,313)	32,058
Other investing activities	1,106	54

Net cash (used in) provided by investing activities	(12,345)	26,692

Cash flows from financing activities:
Proceeds from stock issuances upon exercise	3,328	7,986
Excess tax benefit on stock compensation	292	1,275
Proceeds from short-term debt	2,899	7,711
Payment of short-term debt	(8,808)	(6,503)
Increase in overdraft borrowings	591	397
Proceeds from long-term debt	5,967	—
Payment of long-term debt	(386)	(9,916)

Net cash provided by financing activities	3,883	950

Effect of foreign currency rate fluctuations on cash and cash equivalents	2,274	1,796

Net increase in cash and cash equivalents	17,948	3,182
Cash and cash equivalents:
Beginning of period	143,394	113,223

End of period	$161,342	$116,405

See accompanying notes to condensed consolidated financial statements.

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
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at July 1, 2007 and December 31, 2006 and our results of operations for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006 and cash flows for the twenty-six week periods ended July 1, 2007 and June 25, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Certain reclassifications have been made to the 2006 financial statements and related footnotes to conform to the current year presentation.
Restricted Cash
At July 1, 2007, the Company has $2.2 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. This cash is restricted until potential working capital adjustments related to the divestiture are resolved. The restrictions will be removed during the third quarter 2007.
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

July 1,
2007
Balance at beginning of fiscal year	$5,499
Accruals for warranties issued	2,845
Settlement made	(2,600)
Foreign currency translation adjustment	112

Balance at end of period	$5,856

New Accounting Pronouncements and Other Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. Additionally, we reclassified $13.9 million of the unrecognized tax benefits, and interest and penalties from income taxes to other long-term liabilities on our consolidated balance sheet. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectfully.
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

Note 2. INCOME TAXES
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. Additionally, we reclassified $13.9 million of the unrecognized tax benefits, and interest and penalties from income taxes to other long-term liabilities on our consolidated balance sheet. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectively. We recognize interest expense and penalties relating to unrecognized tax benefits as a component of income tax expense.
We conduct business globally and, as a result, Checkpoint Systems, Inc. or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as France, Germany, Hong Kong, Japan, Netherlands, Puerto Rico, Spain, and the United States. The Company has completed examinations through 2003 for U.S. Federal income taxes and with a few exceptions, income tax in jurisdictions other than the U.S. through 2001.
We are currently under audit in the following jurisdictions: Australia 1997-2003, Netherlands 2003-2004, and the United Kingdom 2001 and 2003. It is likely that the examination phase of the Australian audit will conclude in 2007 and will result in a settlement. It is not possible to quantify an estimated range of the expected settlement of issues at this time.
Note 3. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R for the three and six months ended July 1, 2007 was $1.8 million and $3.2 million ($1.2 million and $2.3 million, net of tax) or $.03 per diluted share and $.06 per diluted share. For the three and six months ended June 25, 2006, the total compensation expense was $1.4 million and $2.9 million ($1.0 million and $2.1 million, net of tax) or $.02 per diluted share and $.05 per diluted share. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $0.5 million and $1.4 million for the six months ended July 1, 2007 and June 25, 2006, respectively.
Stock Options
Option activity under the principal option plans as of July 1, 2007 and changes during the six months ended July 1, 2007 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	3,154,517	$16.28	6.03	$15,274
Granted	241,526	23.74
Exercised	(186,965)	16.00
Forfeited or expired	(158,621)	25.83

Outstanding at July 1, 2007	3,050,457	$16.39	6.24	$29,220

Vested and expected to vest at July 1, 2007	2,938,244	$16.10	6.14	$28,905

Exercisable at July 1, 2007	2,493,657	$14.83	5.65	$27,421

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended July 1, 2007 was $0.8 million.
As of July 1, 2007, $3.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.
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

The following assumptions and weighted average fair values were as follows:

	Six months	Six months
	ended,	ended,
	July 1, 2007	June 25, 2006
Weighted average fair value of grants	$8.90	$11.80
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	36.56%	41.64%
Expected life (in years)	4.56	4.54
Risk-free interest rate	4.557%	4.55 – 4.68%
Restricted Stock Units
Nonvested service based restricted stock units as of July 1, 2007 and changes during the six months ended July 1, 2007 were as follows:

			Weighted- Average
	Number of Shares	Weighted-Average	Grant Date Fair
	(in thousands)	Vest Date	Value
Nonvested at December 31, 2006	197,672	1.37	$26.24
Granted	148,812		$24.77
Vested	(28,637)		$28.89
Forfeited	(6,142)		$28.42

Nonvested at July 1, 2007	311,705	1.65	$25.25

Vested and expected to vest at July 1, 2007	196,742	1.54

Vested at July 1, 2007	70,084	—

As of July 1, 2007, there was $4.6 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total conversion value of released restricted stock units for the six months ended July 1, 2007 was $0.6 million.
Note 4. INVENTORIES
Inventories consist of the following:
(amounts in thousands)

	July 1,	December 31,
	2007	2006
Raw materials	$13,654	$14,420
Work-in-process	5,570	4,467
Finished goods	77,747	75,675

Total	$96,971	$94,562

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $32.8 million and $33.1 million as of July 1, 2007 and December 31, 2006, respectively.
The following table reflects the components of intangible assets as of July 1, 2007 and December 31, 2006:
(amounts in thousands)

		July 1, 2007		December 31, 2006
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Customer lists	20	$33,830	$22,970	$32,583	$22,116
Trade name	30	29,341	14,240	28,625	13,587
Patents, license agreements	5 to 14	41,073	34,490	40,060	32,761
Other	3 to 6	930	639	921	582

Total		$105,174	$72,339	$102,189	$69,046

Estimated amortization expense for each of the five succeeding years is anticipated to be:
(amounts in thousands)

2007	$3,393
2008	$3,313
2009	$2,937
2010	$2,474
2011	$2,362
The changes in the carrying amount of goodwill for the six months ended July 1, 2007, are as follows:
(amounts in thousands)

		Labeling	Retail
	Security	Services	Merchandising	Total
Balance as of December 31, 2006	$110,731	$6,378	$70,179	$187,288
Additions during the year	5,344	161	—	5,505
Translation adjustment and other	2,252	187	2,033	4,472

Balance as of July 1, 2007	$118,327	$6,726	$72,212	$197,265

In January 2007, the Company purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through July 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.
In May 2007, the Company purchased the business of SSE Southeast, LLC, for $5.1 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $4.4 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through July 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.
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

Note 6. LONG-TERM DEBT
Long-term debt at July 1, 2007 and December 31, 2006 consisted of the following:
(amounts in thousands)

	July 1,	December 31,
	2007	2006
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$14,446	$9,067
€2.7 million capital lease maturing in 2007	242	469
Other capital leases with maturities through 2010	1,003	1,186

Total	15,691	10,722
Less current portion	731	998

Total long-term portion	$14,960	$9,724

During the first quarter of 2007, the senior unsecured revolving credit facility increased by $6.0 million. The proceeds from these borrowings were used to repay the borrowings under our Japanese short-term line of credit.
At December 31, 2006, the Company had a full recourse factoring arrangement with Mitsubishi UFJ Factoring Co., Ltd., in which the arrangements were secured by trade receivables. As of December 31, 2006, the face amount of receivables sold and not yet collected were $0.8 million. During the first quarter of 2007, the remaining full recourse factoring liability was paid in full.
The senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of July 1, 2007, we were in compliance with all covenants.

Note 7. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$14,574	$4,674	$19,540	$4,704

Shares:
Weighted average number of common shares outstanding	39,456	39,188	39,394	39,011
Shares issuable under deferred compensation arrangements	308	238	298	218

Basic weighted average number of common shares outstanding	39,764	39,426	39,692	39,229
Common shares assumed upon exercise of stock options and awards	927	1,092	762	1,231
Shares issuable under deferred compensation arrangements	13	21	10	18

Dilutive weighted average number of common shares outstanding	40,704	40,539	40,464	40,478

Basic earnings per share:
Earnings from continuing operations	$.37	$.12	$.49	$.12
Earnings from discontinued operations, net of tax	.01	—	.02	.04

Basic earnings per share	$.38	$.12	$.51	$.16

Diluted earnings per share:
Earnings from continuing operations	$.36	$.11	$.48	$.11
Earnings from discontinued operations, net of tax	.01	—	.02	.04

Diluted earnings per share	$.37	$.11	$.50	$.15

The long-term incentive plan restricted stock units have been excluded as the vesting criteria has not been met. Anti-dilutive potential common shares are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	576	643	558	529

Note 8. DISCONTINUED OPERATIONS
On January 30, 2006 the Company completed the sale of its global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising Segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.4 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. The post closing adjustments have been finalized and an additional gain of $0.5 million, net of tax, was recorded in discontinued operations during the second quarter of 2007.
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Net revenues	$—	$88	$—	$7,540

Gross profit	—	(40)	—	1,643

Selling, general, & administrative expenses	—	48	—	1,351

Operating income	—	(88)	—	292

Gain on disposal	796	—	796	2,756

Earnings (loss) from discontinued operations before income taxes	796	(88)	796	3,048

Income taxes	273	(33)	273	1,530

Earnings (loss) from discontinued operations, net of tax	$523	$(55)	$523	$1,518
Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the twenty-six week periods ended July 1, 2007 and June 25, 2006 were as follows:
(amounts in thousands)

	Six Months
	(26 weeks) Ended
	July 1,	June 25,
	2007	2006
Interest	$529	$890
Income tax payments	$4,238	$6,024

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
A net charge of $0.7 million was recorded in the first six months of 2007 in connection with the 2005 Restructuring Plan primarily related to employee severance.
The total number of employees affected by the restructuring were 763, of which 756 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24 million has been incurred and $20 million has been paid. Termination benefits are planned to be paid 1 month to 24 months after termination.
Restructuring accrual activity was as follows:
Fiscal 2007
(amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	7/1/2007
Severance and other employee-related charges	$6,786	$753	$62	$2,982	$81	$4,576

Note 11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for the thirteen week and twenty-six week periods ended July 1, 2007 and June 25, 2006 were as follows:
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Service cost	$348	$337	$687	$660
Interest cost	1,008	875	1,987	1,713
Expected return on plan assets	(36)	(36)	(70)	(71)
Amortization of actuarial loss	117	142	231	278
Amortization of transition obligation	32	29	62	57
Amortization of prior service cost	—	—	1	1

Net periodic pension cost	$1,469	$1,347	$2,898	$2,638

We expect the cash requirements for funding the pension benefits to be approximately $5.2 million during fiscal 2007, including $3.2 million which was funded during the six months ended July 1, 2007.

Note 12. CONTINGENT LIABILITIES AND SETTLEMENTS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Note 13. BUSINESS SEGMENTS
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	July 1,	June 25,	July 1,	June 25,
	2007	2006	2007	2006
Business segment net revenue:
Security	$135,428	$115,509	$252,493	$215,281
Labeling Services	35,855	28,202	66,163	49,044
Retail Merchandising	24,419	20,152	48,248	39,531

Total revenues	195,702	163,863	366,904	303,856

Business segment gross profit:
Security	59,451	49,554	109,090	89,497
Labeling Services	12,606	10,647	21,564	17,042
Retail Merchandising	10,938	9,445	22,620	19,465

Total gross profit	82,995	69,646	153,274	126,004

Operating expenses	64,336	64,211	128,450	121,697
Interest income (expense), net	940	594	1,791	1,305
Other gain (loss), net	131	44	(393)	416

Earnings from continuing operations before income taxes and minority interest	$19,730	$6,073	$26,222	$6,028

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
Overview
Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling, and merchandising. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, security source tagging, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS). Our labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for printed tags and labels include brand identification, automatic identification (auto-ID), retail security, and pricing and promotional labels. We now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.
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
We are developing new avenues for growth by expanding into new vertical markets, as demonstrated by the Security Systems Group’s (SSG) entry into the financial services sector with technology and physical security solutions. Our library operations are transitioning from a security-based business into Library Patron Services, a new business model focused on interactive patron services, advertising, and community involvement. While these actions are in the early stages, we believe that these business opportunities have the potential to significantly contribute to revenue and profit growth in the future.
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
Revenue for the second quarter of 2007 was $195.7 million, a 19.4% increase over the comparable periods in 2006. Foreign currency translation had a positive impact on revenue of approximately 4.6%, for the quarter ended July 1, 2007. The remaining increase was due to higher revenues in our CheckNet® ($8.9 million), CCTV ($8.3 million), and EAS ($6.7 million) businesses. The CheckNet® revenue benefited $6.0 million from our acquisition of ADS in November 2006.
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
Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each fiscal year than in the second half of the year.

Analysis of Statement of Operations
Thirteen Weeks Ended July 1, 2007 Compared to Thirteen Weeks Ended June 25, 2006
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change in
			Dollar
	Percentage of Total Revenues		Amount
	July 1,	June 25,
	2007	2006	Fiscal 2007 vs.
Quarter ended	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006
Net Revenues
Security	69.2%	70.5%	17.2%
Labeling Services	18.3	17.2	27.1
Retail Merchandising	12.5	12.3	21.2

Net revenues	100.0	100.0	19.4
Cost of revenues	57.6	57.5	19.6

Total gross profit	42.4	42.5	19.2

Selling, general, and administrative expenses	30.6	34.4	6.4
Research and development	2.1	3.0	(18.8)
Restructuring expense	0.2	0.4	(46.0)
Legal settlement	—	1.4	N/A

Operating income	9.5	3.3	N/A
Interest income	0.6	0.7	5.3
Interest expense	0.1	0.3	(51.4)
Other gain (loss), net	0.1	—	N/A

Earnings before income taxes and minority interest	10.1	3.7	N/A
Income taxes	2.7	0.9	N/A
Minority interest	—	—	N/A

Earnings from continuing operations	7.4	2.8	N/A
Earnings from discontinued operations, net of tax	0.3	—	N/A

Net earnings	7.7%	2.8%	N/A %

N/A – Comparative percentages are not meaningful.

Net Revenues
Revenues for the second quarter 2007 compared to the second quarter 2006 increased by $31.8 million or 19.4% from $163.9 million to $195.7 million. Foreign currency translation had a positive impact on revenues of approximately $7.5 million or 4.6% in the second quarter of 2007 as compared to the second quarter of 2006.
(amounts in millions)

			Dollar	Percentage
			Amount	Change
	July 1,	June 25,	Change	Fiscal 2007
	2007	2006	Fiscal 2007	vs. Fiscal
Quarter ended	(Fiscal 2007)	(Fiscal 2006)	vs. Fiscal 2006	2006
Net Revenues:
Security	$135.4	$115.5	$19.9	17.2%
Labeling Services	35.9	28.2	7.7	27.1
Retail Merchandising	24.4	20.2	4.2	21.2

Net Revenues	$195.7	$163.9	$31.8	19.4%

Security revenues increased by $19.9 million or 17.2% in the second quarter 2007 as compared to the second quarter 2006. Foreign currency translation had a positive impact of approximately $4.6 million. The remaining revenue growth was primarily due to increases in EAS revenues in Europe ($4.3 million), Asia Pacific ($1.2 million), and International Americas ($1.2 million). In addition, revenue in the CCTV business increased $8.3 million, primarily in the U.S. The increase in Europe EAS was due to large chain-wide roll-outs in Germany and overall improvements in the region primarily led by France. The increase in Asia was due primarily to new business in China and continued growth in our Hong Kong distribution unit. The U.S. CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Labeling services revenues increased by $7.7 million or 27.1%. The positive impact of foreign currency translation was approximately $1.6 million. The remaining revenue growth was primarily due to increases in our CheckNet® business of $8.9 million partially offset by a decrease in our Intelligent Library Systems business of $2.3 million. CheckNet® business revenue benefited $6.0 million due from the ADS acquisition and continued the strong growth of its base business in the second quarter of 2007.
Retail merchandising revenues increased by $4.2 million or 21.2%. The positive impact of foreign currency translation was approximately $1.4 million. The remaining revenue growth was due to an increase in our Retail Merchandising Solutions (RMS) business of $1.9 million coupled with an increase of $0.5 million in our European Hand Held Labeling Systems (HLS) business. The RMS increase was due primarily to an increase in sales of our retail display systems in Europe ($1.1 million) and Asia Pacific ($0.9 million). The European HLS business increase was due primarily to improved results in our indirect sales channel.
Gross Profit
Gross profit for the second quarter 2007 was $83.0 million, or 42.4% of net revenues, compared to $69.6 million, or 42.5% of revenues, for the second quarter 2006. Foreign currency translation had a positive impact on gross profit of approximately $3.0 million in the second quarter of 2007.
Security gross profit for the second quarter of 2007 was $59.5 million, or 43.9% of security revenues, compared to $49.6 million, or 42.9% of security revenues, for the second quarter 2006. Security gross profit percentage increased due primarily to revenue increases in our EAS and CCTV businesses covering our fixed field service costs.
Labeling services gross profit as a percentage of labeling revenues decreased to 35.2% in the second quarter 2007 from 37.8% in the second quarter 2006. This decrease in labeling gross profit percentage was due to the lower margins of the recently acquired ADS business with constant margins in our core CheckNet® business.
Retail merchandising gross profit as a percentage of retail merchandising revenues decreased to 44.8% in the second quarter 2007 from 46.9% in the second quarter of 2006. This decrease was due to increases in revenues in certain countries with lower margins.
Field service and installation costs for the second quarter 2007 and 2006 were 9.9% and 10.2% of net revenues, respectively. This decrease as a percentage of revenue was due to higher revenues, which allowed us to leverage our fixed costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $3.6 million, or 6.4%, over the second quarter 2006. Foreign currency translation increased selling, general, and administrative expenses by approximately $2.0 million. SG&A expenses generated by the recently acquired ADS operations accounted for $2.0 million of the increase over the prior year. This was partially offset by a decrease in management expenses resulting from our restructuring initiatives. Selling, general and administrative expenses decreased, as a percentage of revenues, from 34.4% in 2006 to 30.6% in 2007.
Research and Development Expenses
Research and development costs were $4.1 million, or 2.1% of revenues in the second quarter 2007 and $5.0 million, or 3.0% in the second quarter 2006.
Restructuring Expenses
Restructuring expenses were $0.3 million, or 0.2% of revenues in the second quarter 2007 compared to $0.6 million or 0.4% of revenues in the second quarter 2006.
Litigation Settlement
Litigation expense was $2.3 million in the second quarter of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.
Income Taxes
Our effective tax rates were 26.1% and 23.3% for the second quarters of 2007 and 2006, respectively. The 2007 effective tax rate percentage was higher due to increased earnings in higher tax rate countries in 2007 compared to 2006. We are considering changes in our legal entity structure that, if successful, could result in the release of valuation allowances and have a positive impact on our 2007 income tax expense.
Net Earnings
Net earnings were $15.1 million, or $0.37 per diluted share, in the second quarter of 2007 compared to $4.6 million, or $0.11 per diluted share, in the second quarter of 2006. The weighted average number of shares used in the diluted earnings per share computation were 40.7 million and 40.5 million for the second quarters of 2007 and 2006, respectively.

Twenty-six Weeks Ended July 1, 2007 Compared to Twenty-six Weeks Ended June 25, 2006
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change in Dollar
	Percentage of Total Revenues		Amount
	July 1,	June 25,
	2007	2006	Fiscal 2007 vs.
Twenty-six weeks ended	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006
Net Revenues
Security	68.8%	70.9%	17.3%
Labeling Services	18.0	16.1	34.9
Retail Merchandising	13.2	13.0	22.0

Net revenues	100.0	100.0	20.7
Cost of revenues	58.2	58.5	20.1

Total gross profit	41.8	41.5	21.6
Selling, general, and administrative expenses	32.6	35.9	9.6
Research and development	2.2	3.1	(14.1)
Restructuring expense	0.2	0.3	(23.6)
Legal settlement	—	0.7	N/A

Operating income	6.8	1.5	N/A
Interest income	0.7	0.7	5.2
Interest expense	0.2	0.3	(38.0)
Other (loss) gain, net	(0.1)	0.1	N/A

Earnings before income taxes and minority interest	7.2	2.0	N/A
Income taxes	1.8	0.5	N/A
Minority interest	—	—	(8.7)

Earnings from continuing operations	5.4	1.5	N/A
Earnings from discontinued operations, net of tax	0.1	0.5	N/A

Net earnings	5.5%	2.0%	N/A %

N/A – Comparative percentages are not meaningful.

Net Revenues
Revenues for the first six months of 2007 compared to the same period in 2006 increased by $63.0 million or 20.7% from $303.9 million to $366.9 million. Foreign currency translation had a positive impact on revenues of approximately $14.9 million or 4.9% in the first six months of 2007 as compared to the first six months of 2006.
(amounts in millions)

			Dollar	Percentage
			Amount	Change
	July 1,	June 25,	Change	Fiscal 2007
	2007	2006	Fiscal 2007	Vs. Fiscal
Twenty-six weeks ended	(Fiscal 2007)	(Fiscal 2006)	vs. Fiscal 2006	2006
Net Revenues:
Security	$252.5	$215.3	$37.2	17.3%
Labeling Services	66.2	49.1	17.1	34.9
Retail Merchandising	48.2	39.5	8.7	22.0

Net Revenues	$366.9	$303.9	$63.0	20.7%

Security revenues increased by $37.2 million or 17.3% in the first six months of 2007 as compared to the first six months of 2006. Foreign currency translation had a positive impact of approximately $8.6 million. The remaining growth in revenue was primarily due to increases in EAS revenues in the U.S. ($3.3 million), Europe ($8.7 million), and Asia Pacific ($2.7 million). In addition, the CCTV business increased $10.9 million, primarily in the U.S. The U.S. EAS business increase was due primarily to new installation with existing customers. The increase in Europe EAS was due to an overall improvement in the region, led primarily by France. The increase in Asia was due primarily to new business in China and India and continued growth in our Hong Kong distribution unit and Japan business. The CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Labeling Services revenues increased by $17.1 million or 34.9% over last year’s comparable period. Foreign currency translation had a positive impact of approximately $3.1 million over the first six months of 2007. The remaining revenue growth was primarily due to an increase in our CheckNet® business of $17.2 million partially offset by a decrease in our Intelligent Library Systems business of $3.1 million. CheckNet® business revenue benefited $11.2 million due to the ADS acquisition and continued the strong growth of its base business during the first six months of 2007.
Retail merchandising revenues increased by $8.7 million or 22.0%. The positive impact of foreign currency translation was approximately $3.2 million. The remaining increase was due primarily to increases in sales of our retail display systems in Europe of $3.7 million and Asia Pacific of $0.9 million.
Gross Profit
Gross profit in the first six months of 2007 was $153.3 million, or 41.8% of revenues, compared to $126.0 million, or 41.5% of revenues, in the first six months of 2006. Foreign currency translation had a positive impact of approximately $5.7 million. Gross profit in the first six months of 2007 increased by $27.3 million or 21.6%.
Security gross profit in the first six months of 2007 was $109.1 million, or 43.2% of security revenues, compared to $89.5 million, or 41.6% of security revenues, in the first six months of 2006. The increase in security gross profit percentage was due primarily to improved margins in our U.S. EAS business.
Labeling services gross profit as a percentage of labeling revenues decreased to 32.6% in the first six months of 2007 from 34.7% in the first six months in 2006. This decrease in labeling gross profit percentage was primarily due to manufacturing inefficiencies and competitive pricing pressures and the lower margins of our recently acquired ADS business.
The retail merchandising gross profit as a percentage of retail merchandising revenues decreased to 46.9% in the first six months of 2007 from 49.2% in the first six months of 2006. This decrease was due primarily to continued margin decreases in our HLS business as we converted to an indirect sales model.
Field service and installation costs for the first six months of 2007 and 2006 were 10.1% and 10.8% of net revenues, respectively. This decrease as a percentage of revenue was due to higher revenues, which allowed us to leverage our fixed costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $10.5 million, or 9.6%, over the first six months of 2006. Foreign currency translation increased selling, general, and administrative expenses by approximately $4.4 million. SG&A expenses generated by the recently acquired

ADS operations accounted for $4.0 million of the increase over the prior year. The remaining increase was due primarily to $1.6 million of expense incurred related to the restatement of our financial statements, an increase in operating expenses and commissions resulting from higher revenue. This was partially offset by a decrease in management expense related resulting from our restructuring initiatives. Selling, general and administrative expenses decreased, as a percentage of revenues, from 35.9% in 2006 to 32.6% in 2007.
Research and Development Expenses
Research and development costs were $8.0 million, or 2.2% of revenues in the first six months of 2007 and $9.4 million, or 3.1% in the first six months of 2006.
Restructuring Expenses
Restructuring expenses were $0.7 million, or 0.2% of revenues in the first six months of 2007 compared to $0.9 million or 0.3% of revenues in the first six months of 2006.
Litigation Settlement
Litigation expense was $2.3 million in the first six months of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.
Income Taxes
The effective tax rate for the twenty-six weeks ended July 1, 2007 was 25.7%. For the twenty-six weeks ended June 25, 2006, the effective tax rate was 23.1%. The 2007 effective tax rate percentage was higher due to increased earnings in higher tax rate countries in 2007 compared to 2006. We are considering changes in our legal entity structure that, if successful, could result in the release of valuation allowances and have a positive impact on our 2007 income tax expense.
Net Earnings
Net earnings were $20.1 million, or $0.50 per diluted share, in the first six months 2007 compared to $6.2 million, or $0.15 per diluted share, in the first six months 2006. The weighted average number of shares used in the diluted earnings per share computation were 40.5 million and 40.5 million for the first six months of 2007 and 2006, respectively.
Financial Condition
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, future restructurings associated with the rationalization of the business, acquisitions, and working capital requirements. We believe that cash provided from operating activities and funding available under our current credit agreement should be adequate for the foreseeable future to service debt and meet our anticipated cash requirements.
As of July 1, 2007, our cash and cash equivalents were $161.3 million compared to $143.4 million as of December 31, 2006. Our operating activities during the first half of 2007 provided approximately $24.1 million compared to a use of $26.3 million during the first half of 2006. In 2007, our cash from operating activities was impacted positively compared to the prior year due to improved earnings, a decrease in payments for accounts payable, better inventory management in the current year and reduced payments for restructuring in 2007 compared to 2006.
We continue to reinvest in the Company through spending in technology and process improvement. In the first six months of 2007, our expenditures in research and development amounted to $8.0 million. We estimate our expenditures in research and development during the remainder of 2007 will be approximately $10.0 million.
Our capital expenditures for the first half of 2007 totaled $5.5 million, compared to $5.4 million during the first half of 2006. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $10.0 million for the remainder 2007.
In January 2007, we purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through July 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.
In May 2007, we purchased the business of SSE Southeast, LLC, for $5.1 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $4.4 million. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through July 1, 2007 are included in the Security segment and were not material to the consolidated financial statements.

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
As of July 1, 2007, our working capital was $302.3 million compared to $254.0 million as of December 31, 2006. At the end of the second quarter 2007, our percentage of total debt to total stockholders’ equity decreased to 3.2% from 3.5% as of December 31, 2006. As of July 1, 2007, we had available line of credit totaling approximately $134.3 million.
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
A net charge of $0.7 million was recorded in the first six months of 2007 in connection with the 2005 Restructuring Plan, primarily related to employee severance.
The total number of employees affected by the restructuring were 763, of which 756 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24 million has been incurred and $20 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $22 million to $24 million.
Restructuring accrual activity was as follows:
Fiscal 2007
(amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	7/1/2007
Severance and other employee-related charges	$6,786	$753	$62	$2,982	$81	$4,576

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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of July 1, 2007, we had currency forward exchange contracts totaling approximately $7.8 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
During the second quarter of 2007, the Company entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings.

Changes in the fair value of this foreign currency option contract, which is designated as a non-hedge, are recorded in earnings immediately. The premium paid on the option contract was $73 thousand. The fair market value, as of July 1, 2007, was $20 thousand.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for uncertain tax positions, including accrued interest and penalties, which totaled $4.1 million as of January 1, 2007 and $4.4 million as of July 1, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
New Accounting Pronouncements and Other Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. Additionally, we reclassified $13.9 million of the unrecognized tax benefits, and interest and penalties from income taxes to other long-term liabilities on our consolidated balance sheet. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million respectfully.
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
Item 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2007, the end of the period covered by this report, our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(c), were not effective as a result of the material weakness discussed below.
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
Changes in Internal Control over Financial Reporting
Other than the foregoing changes relating to the ongoing remediation of the material weakness, there have been no changes in the Company’s internal control over financial reporting during the six months ended July 1, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on May 31, 2007. The following matters were acted upon.
ELECTION OF DIRECTORS
William S. Antle, III, R. Keith Elliott and George W. Off were elected to serve three year terms as Class I directors by the following votes:

		Votes
Nominee	Votes For	Withheld

William S. Antle, III	28,912,084	7,550,886
R. Keith Elliott	31,664,533	4,798,437
George W. Off	29,127,372	7,335,598
Continuing as Class II directors for a term expiring in 2008 are David W. Clark, Jr., Harald Einsmann and Jack W. Partridge. Continuing as Class III directors for a term expiring in 2009 are George W. Babich, Jr., Alan R. Hirsig and Sally Pearson.

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

CHECKPOINT SYSTEMS, INC.

/S/ W. Craig Burns	August 9, 2007

W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/S/ Raymond Andrews	August 9, 2007

Raymond Andrews
Vice President, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION
EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002