Form 10-Q
period 2007-09-30
CHECKPOINT SYSTEMS INC
filed 2007-11-08
CIK 215419

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 2, 2007, there were 39,743,126 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollar amounts in thousands)

	September 30,	December 31,
	2007	2006*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,976	$143,394
Restricted cash	—	2,121
Marketable securities	568	—
Accounts receivable, net of allowance of $13,429 and $12,417	174,521	160,463
Inventories	102,599	94,562
Other current assets	64,723	36,199
Deferred income taxes	9,080	10,858

Total Current Assets	522,467	447,597

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,392	4,325
PROPERTY, PLANT, AND EQUIPMENT, net	70,212	67,717
GOODWILL	203,557	187,288
OTHER INTANGIBLES, net	35,999	33,143
DEFERRED INCOME TAXES	31,896	31,416
OTHER ASSETS	8,830	9,705

TOTAL ASSETS	$877,353	$781,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$583	$6,810
Accounts payable	54,739	49,521
Accrued compensation and related taxes	30,064	27,712
Other accrued expenses	37,312	33,557
Income taxes	11,844	27,811
Unearned revenues	31,833	21,634
Restructuring reserve	3,517	6,786
Accrued pensions — current	4,030	3,730
Other current liabilities	16,752	16,012

Total Current Liabilities	190,674	193,573

LONG-TERM DEBT, LESS CURRENT MATURITIES	15,904	9,724
ACCRUED PENSIONS	88,669	82,602
OTHER LONG-TERM LIABILITIES	18,224	4,125
DEFERRED INCOME TAXES	17,229	16,630
MINORITY INTEREST	860	956
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 41,773,468 and 41,315,581	4,177	4,131
Additional capital	358,646	345,206
Retained earnings	179,350	146,658
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income (loss)	24,241	(1,793)

TOTAL STOCKHOLDERS’ EQUITY	545,793	473,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$877,353	$781,191

*	Derived from the Company’s audited consolidated financial statements at December 31, 2006.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollar amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net revenues	$204,589	$167,622	$571,493	$471,478
Cost of revenues	118,941	96,026	332,571	273,878

Gross profit	85,648	71,596	238,922	197,600
Selling, general, and administrative expenses	62,091	54,373	181,839	163,595
Research and development	5,128	5,057	13,176	14,425
Restructuring expense	31	1,612	685	2,468
Litigation settlement	—	—	—	2,251

Operating income	18,398	10,554	43,222	14,861
Interest income	1,688	1,264	4,080	3,538
Interest expense	367	449	968	1,418
Other gain (loss), net	66	300	(327)	716

Earnings before income taxes and minority interest	19,785	11,669	46,007	17,697
Income taxes expense (benefit)	5,484	(127)	12,229	1,266

Minority interest	(46)	84	(109)	15

Earnings from continuing operations	14,347	11,712	33,887	16,416
(Loss) earnings from discontinued operations, net of tax	(9)	(12)	514	1,506

Net earnings	$14,338	$11,700	$34,401	$17,922

Basic earnings per share:
Earnings from continuing operations	$.36	$.30	$.85	$.42
Earnings from discontinued operations, net of tax	—	—	.01	.04

Basic earnings per share	$.36	$.30	$.86	$.46

Diluted earnings per share:
Earnings from continuing operations	$.35	$.29	$.84	$.41
Earnings from discontinued operations, net of tax	—	—	.01	.03

Diluted earnings per share	$.35	$.29	$.85	$.44

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2006	41,315	$4,131	$345,206	$146,658	2,036	$(20,621)	$(1,793)	$473,581
Net earnings				34,401				34,401
Exercise of stock-based compensation	458	46	6,687					6,733
Tax benefit on stock-based compensation			640					640
Stock-based compensation expense			5,035					5,035
Deferred compensation plan			1,078					1,078
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 — see note 2)				(1,709)				(1,709)
Amortization of pension plan actuarial losses, net of tax							291	291
Unrealized gain adjustment on marketable securities, net of tax							152	152
Foreign currency translation adjustment							25,591	25,591

Balance, September 30, 2007	41,773	$4,177	$358,646	$179,350	2,036	$(20,621)	$24,241	$545,793

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 30,	September 24,	September 30,	September 24,
	2007	2006	2007	2006
Net earnings	$14,338	$11,700	$34,401	$17,922
Amortization of pension plan actuarial losses, net of tax	97	—	291	—
Unrealized gain adjustment on marketable securities, net of tax	152	—	152	—
Foreign currency translation adjustment	16,602	5,882	25,591	16,987

Comprehensive income	$31,189	$17,582	$60,435	$34,909

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollar amounts in thousands)

	September 30,	September 24,
Nine Months Ended (39 Weeks)	2007	2006
Cash flows from operating activities:
Net earnings	$34,401	$17,922
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13,586	14,183
Deferred taxes	(43)	(199)
Stock-based compensation	5,035	4,577
Provision for losses on accounts receivable	1,846	1,599
Excess tax benefit on stock compensation	(599)	(1,313)
Gain on sale of discontinued operations	(514)	(1,299)
(Gain)/loss on disposal of fixed assets	(483)	4
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(6,179)	(594)
Inventories	(3,575)	(18,101)
Other current assets	(25,561)	11,068
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	2,391	(15,526)
Income taxes	404	(5,375)
Unearned revenues	7,905	(3,539)
Restructuring reserve	(3,505)	(8,887)
Other current and accrued liabilities	3,690	(9,269)

Net cash provided by (used in) operating activities	28,799	(14,749)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(9,518)	(8,311)
Acquisitions, net of cash acquired	(6,700)	—
Net cash (outflows)/proceeds from the sale of discontinued operations	(1,451)	31,859
Decrease in restricted cash	2,121	—
Other investing activities	1,136	174

Net cash (used in) provided by investing activities	(14,412)	23,722

Cash flows from financing activities:
Proceeds from stock issuances upon exercise	6,772	8,397
Excess tax benefit on stock compensation	599	1,313
Proceeds from short-term debt	2,899	11,597
Payment of short-term debt	(8,848)	(10,217)
Proceeds from long-term debt	5,967	—
Payment of long-term debt	(614)	(15,281)

Net cash provided by (used in) financing activities	6,775	(4,191)

Effect of foreign currency rate fluctuations on cash and cash equivalents	6,420	3,426

Net increase in cash and cash equivalents	27,582	8,208
Cash and cash equivalents:
Beginning of period	143,394	113,223

End of period	$170,976	$121,431

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
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 30, 2007 and December 31, 2006 and our results of operations for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006 and cash flows for the thirty-nine week periods ended September 30, 2007 and September 24, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Certain reclassifications have been made to the 2006 financial statements and related footnotes to conform to the current year presentation.
Restricted Cash
During the third quarter of 2007, the Company was released from restriction on the cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. The cash was released from restriction upon the finalization of working capital adjustments related to the divestiture.
Marketable Securities
At September 30, 2007, the Company has $0.6 million in marketable securities related to common stock received from a customer bankruptcy settlement. Short-term investments classified as available-for-sale securities are recorded at market value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income until realized.
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:

September 30,
(dollar amounts in thousands)	2007
Balance at beginning of fiscal year	$5,499
Accruals for warranties issued	5,110
Settlement made	(4,417)
Foreign currency translation adjustment	336

Balance at end of period	$6,528

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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our financial statements.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.
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
Note 3. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) under SFAS No. 123R for the three and nine months ended September 30, 2007 was $1.9 million and $5.0 million ($1.4 million and $3.7 million, net of tax) or $.03 per diluted share and $.09 per diluted share. For the three and nine months ended September 24, 2006, the total compensation expense was $1.7 million and $4.6 million ($1.3 million and $3.4 million, net of tax) or $.03 per diluted share and $.08 per diluted share. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $1.0 million and $1.5 million for the nine months ended September 30, 2007 and September 24, 2006, respectively.
Stock Options
Option activity under the principal option plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2006	3,154,517	$16.28	6.03	$15,274
Granted	241,526	23.74
Exercised	(362,189)	16.52
Forfeited or expired	(168,592)	25.57

Outstanding at September 30, 2007	2,865,262	$16.34	6.32	$30,547

Vested and expected to vest at September 30, 2007	2,754,715	$16.03	6.22	$30,159

Exercisable at September 30, 2007	2,316,869	$14.65	5.76	$28,365

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2007 was $2.8 million.
As of September 30, 2007, $2.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.
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
The following assumptions and weighted average fair values were as follows:

	September 30,	September 24,
Nine months ended	2007	2006
Weighted average fair value of grants	$8.90	$11.59
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	36.56%	41.64%
Expected life (in years)	4.56	4.54
Risk-free interest rate	4.557%	4.55 — 5.07%
Restricted Stock Units
Nonvested service based restricted stock units as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted-
	Number of	Average Vest	Weighted-
	Shares	Date	Average Grant
	(in thousands)	(in years)	Date Fair Value
Nonvested at December 31, 2006	197,672	1.37	$26.24
Granted	158,812		$24.68
Vested	(29,637)		$28.65
Forfeited	(7,084)		$28.40

Nonvested at September 30, 2007	319,763	1.46	$25.20

Vested and expected to vest at September 30, 2007	203,974	1.34

Vested at September 30, 2007	70,084	—

As of September 30, 2007, there was $4.1 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total conversion value of released restricted stock units for the nine months ended September 30, 2007 was $0.6 million.
Note 4. INVENTORIES
Inventories consist of the following:
(dollar amounts in thousands)

	September 30,	December 31,
	2007	2006
Raw materials	$13,468	$14,420
Work-in-process	5,367	4,467
Finished goods	83,764	75,675

Total	$102,599	$94,562

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $36.0 million and $33.1 million as of September 30, 2007 and December 31, 2006, respectively.
The following table reflects the components of intangible assets as of September 30, 2007 and December 31, 2006:
(dollar amounts in thousands)

		September 30, 2007		December 31, 2006
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Customer lists	20	$37,482	$24,675	$32,583	$22,116
Trade name	30	30,765	15,087	28,625	13,587
Patents, license agreements	5 to 14	42,799	36,400	40,060	32,761
Other	3 to 6	2,026	911	921	582

Total		$113,072	$77,073	$102,189	$69,046

Estimated amortization expense for each of the five succeeding years is anticipated to be:
(dollar amounts in thousands)

2007	$4,048
2008	$3,993
2009	$3,613
2010	$3,117
2011	$2,774
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows:
(dollar amounts in thousands)

		Labeling	Retail
	Security	Services	Merchandising	Total
Balance as of December 31, 2006	$110,731	$6,378	$70,179	$187,288
Additions during the year	5,355	161	—	5,516
Purchase accounting adjustment	—	(2,900)	—	(2,900)
Translation adjustment	7,832	101	5,720	13,653

Balance as of September 30, 2007	$123,918	$3,740	$75,899	$203,557

In January 2007, the Company purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through September 30, 2007 are included in the Security segment and were not material to the consolidated financial statements.
In May 2007, the Company purchased the business of SSE Southeast, LLC, for $5.1 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $4.4 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through September 30, 2007 are included in the Security segment and were not material to the consolidated financial statements.

In the third quarter of 2007, we decreased goodwill $2.9 million due to purchase accounting adjustments. These adjustments increased the fair value of intangible assets acquired in our ADS acquisition from November 2006. As a result, our intangible assets increased $1.9 million and $1.0 million related to customer lists and software, respectively. Additionally, we recorded an adjustment for amortization of $0.5 million in the third quarter 2007 related to these intangibles. During the fourth quarter 2007, we will complete the final purchase accounting adjustments for our ADS acquisition. These adjustments are primarily related to acquired fixed assets.
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
Note 6. LONG-TERM DEBT
Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:
(dollar amounts in thousands)

	September 30,	December 31,
	2007	2006
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$15,490	$9,067
€2.7 million capital lease maturing in 2007	128	469
Other capital leases with maturities through 2010	869	1,186

Total	16,487	10,722
Less current portion	583	998

Total long-term portion	$15,904	$9,724

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
The Senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of September 30, 2007, we were in compliance with all covenants.

Note 7. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2007	2006	2007	2006
Earnings available to common stockholders:
Earnings available to common stockholders from continuing operations	$14,347	$11,712	$33,887	$16,416

Shares:
Weighted average number of common shares outstanding	39,667	39,247	39,485	39,090
Shares issuable under deferred compensation arrangements	319	255	306	230

Basic weighted average number of common shares outstanding	39,986	39,502	39,791	39,320
Common shares assumed upon exercise of stock options and awards	976	562	834	955
Shares issuable under deferred compensation arrangements	11	16	13	18

Dilutive weighted average number of common shares outstanding	40,973	40,080	40,638	40,293

Basic earnings per share:
Earnings from continuing operations	$.36	$.30	$.85	$.42
Earnings from discontinued operations, net of tax	—	—	.01	.04

Basic earnings per share	$.36	$.30	$.86	$.46

Diluted earnings per share:
Earnings from continuing operations	$.35	$.29	$.84	$.41
Earnings from discontinued operations, net of tax	—	—	.01	.03

Diluted earnings per share	$.35	$.29	$.85	$.44

The Long-term Incentive Plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive potential common shares are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents was as follows:
(share amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2007	2006	2007	2006
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	486	1,484	534	847

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
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:
(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2007	2006	2007	2006
Net revenue	$—	$132	$—	$7,672

Gross profit	—	(4)	—	1,639
Research and development	—	—	—	—
Selling, general, & administrative expense	—	18	—	1,369
Goodwill impairment	—	—	—	—

Operating (loss) income	—	(22)	—	270
(Loss) gain on disposal	(9)	—	787	2,756

(Loss) earnings from discontinued operations before income taxes	(9)	(22)	787	3,026
Income taxes	—	(10)	273	1,520

(Loss) earnings from discontinued operations, net of tax	$(9)	$(12)	$514	$1,506

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the thirty-nine week periods ended September 30, 2007 and September 24, 2006 were as follows:
(amounts in thousands)

	Nine Months
	(39 weeks) Ended
	Sept. 30,	Sept. 24,
	2007	2006
Interest	$819	$1,272
Income tax payments	$8,741	$8,235

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
A net charge of $0.7 million was recorded in the first nine months of 2007 in connection with the 2005 Restructuring Plan, primarily related to employee severance.
The total number of employees affected by the restructuring were 761, of which 758 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24 million has been incurred and $21 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
Restructuring accrual activity was as follows:
Fiscal 2007
(dollar amounts are in thousands)

	Accrual at		Charge
	Beginning	Charged to	Reversed to	Cash	Exchange	Accrual at
	of Year	Earnings	Earnings	Payments	Rate Changes	9/30/07
Severance and other employee-related charges	$6,786	$1,007	$(285)	$(4,201)	$210	$3,517

Note 11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for the thirteen week and thirty-nine week periods ended September 30, 2007 and September 24, 2006 were as follows:
(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2007	2006	2007	2006
Service cost	$357	$345	$1,044	$1,005
Interest cost	1,025	889	3,012	2,602
Expected return on plan assets	(36)	(36)	(106)	(107)
Amortization of actuarial loss	119	147	350	425
Amortization of transition obligation	32	30	94	87
Amortization of prior service cost	1	—	2	1

Net periodic pension cost	$1,498	$1,375	$4,396	$4,013

We expect the cash requirements for funding the pension benefits to be approximately $5.8 million during fiscal 2007, including $4.8 million which was funded during the nine months ended September 30, 2007.

Note 12. CONTINGENT LIABILITIES AND SETTLEMENTS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Note 13. BUSINESS SEGMENTS

(dollar amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2007	2006	2007	2006
Business segment net revenue:
Security	$149,254	$123,961	$402,155	$339,241
Labeling Services	33,232	23,403	99,395	72,448
Retail Merchandising	22,103	20,258	69,943	59,789

Total revenues	204,589	167,622	571,493	471,478
Business segment gross profit:
Security	64,982	54,757	174,275	144,254
Labeling Services	9,876	7,567	31,440	24,608
Retail Merchandising	10,790	9,272	33,207	28,738

Total gross profit	85,648	71,596	238,922	197,600
Operating expenses	67,250	61,042	195,700	182,739
Interest income, net	1,321	815	3,112	2,120
Other gain (loss), net	66	300	(327)	716

Earnings from continuing operations before income taxes and minority interest	$19,785	$11,669	$46,007	$17,697

Note 14. SUBSEQUENT EVENT
On November 1, 2007, we acquired the S3 business from Alpha Security Products. The all-cash transaction is valued at approximately $142 million, plus additional performance-based consideration of $8 million if certain financial performance measures are met. The acquisition included all of the assets associated with Alpha’s S3 business, including the Alpha brand, approximately 150 employees, and its Ohio manufacturing facility.

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
On November 1, 2007, we acquired the S3 business from Alpha Security Products. The all-cash transaction is valued at approximately $142 million, subject to post-closing working capital adjustments, plus additional performance-based consideration of $8 million if certain financial performance measures are met. The acquisition included all of the assets associated with Alpha’s S3 business, including the Alpha brand, approximately 150 employees, and its Ohio manufacturing facility. For the full year 2007, Alpha’s S3 business is expected to generate approximately $65 million in revenue.
On October 29, 2007, we announced a global strategic sales and marketing alliance with 3M Library Systems. Under the terms of this alliance, 3M Library Systems will become the exclusive worldwide reseller and service provider for our line of library security and productivity products. We will continue to expand our patron-based marketing services portfolio and continue selling those offerings directly to libraries worldwide. This alliance will be effective January 1, 2008.
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

Revenue for the third quarter of 2007 was $204.6 million, a 22.1% increase over the comparable period in 2006. Foreign currency translation had a positive impact on revenue of approximately 5.0% for the quarter ended September 30, 2007. The remaining increase was due to higher revenues in our CheckNet® ($9.6 million), CCTV ($9.6 million), and EAS ($9.8 million) businesses. The CheckNet® revenue benefited $6.0 million from our acquisition of ADS in November 2006.
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
Net Revenues
Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels, and service revenues.
Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Analysis of Statement of Operations
Thirteen Weeks Ended September 30, 2007 Compared to Thirteen Weeks Ended September 24, 2006
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
	Percentage of Total Revenues		Change
	September 30,	September 24,	In Dollar Amount
	2007	2006	Fiscal 2007 vs.
Quarter ended	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006
Net Revenues
Security	73.0%	74.0%	20.4%
Labeling Services	16.2	14.0	42.0
Retail Merchandising	10.8	12.0	9.1

Net revenues	100.0	100.0	22.1
Cost of revenues	58.1	57.3	23.9

Total gross profit	41.9	42.7	19.6
Selling, general, and administrative expenses	30.3	32.4	14.2
Research and development	2.5	3.0	1.4
Restructuring	—	1.0	N/A

Operating income	9.1	6.3	74.3
Interest income	0.8	0.8	33.5
Interest expense	0.2	0.3	(18.3)
Other gain, net	—	0.2	N/A

Earnings before income taxes and minority interest	9.7	7.0	69.6
Income taxes expense (benefit)	2.7	(0.1)	N/A
Minority interest	—	0.1	N/A

Earnings from continuing operations	7.0	7.0	22.5
(Loss) earnings from discontinued operations, net of tax	—	—	N/A
Net earnings	7.0%	7.0%	22.5%

N/A — Comparative percentages are not meaningful.

Net Revenues
Revenues for the third quarter 2007 compared to the third quarter 2006 increased by $37.0 million or 22.1% from $167.6 million to $204.6 million. Foreign currency translation had a positive impact on revenues of approximately $8.4 million or 5.0% in 2007 as compared to 2006.

(dollar amounts in millions)

			Dollar
			Amount	Percentage
	September 30,	September 24,	Change	Change
	2007	2006	Fiscal 2007	Fiscal 2007
Quarter ended	(Fiscal 2007)	(Fiscal 2006)	vs. Fiscal 2006	vs. Fiscal 2006
Net Revenues:
Security	$149.3	$124.0	$25.3	20.4%
Labeling Services	33.2	23.4	9.8	42.0
Retail Merchandising	22.1	20.2	1.9	9.1

Net Revenues	$204.6	$167.6	$37.0	22.1%

Security revenues increased by $25.3 million or 20.4% in the third quarter 2007 as compared to the third quarter 2006. Foreign currency translation had a positive impact of approximately $5.2 million. The remaining revenue growth was primarily due to increases in EAS revenues of $9.8 million coupled with an increase in CCTV revenue of $9.6 million, which included $2.6 million of revenue from newly acquired businesses serving the financial services sector. The increase in EAS was due to increased revenue of $4.8 million in Europe, $2.5 million in Asia Pacific and $1.5 million in the International Americas. The increase in Europe was due primarily to large chain-wide roll-outs in Spain. The increase in Asia was due primarily to large chain-wide roll-outs in Australia and continued growth in our Hong Kong distribution unit. The International Americas revenue growth was due to large chain-wide roll-outs in Mexico. The CCTV revenue growth was due to better results in our U.S. CCTV business as large chain-wide installations increased in 2007 compared to 2006.
Labeling Services revenues increased by $9.8 million or 42.0%. The positive impact of foreign currency translation was approximately $1.5 million. The remaining revenue growth was primarily due to increases in our CheckNet® business of $9.6 million, partially offset by a decrease in our Intelligent Library Systems business of $1.3 million. CheckNet® business revenue benefited $6.0 million from the ADS acquisition and continued the strong growth of its base business in the third quarter of 2007. Intelligent Library Systems revenues declined due to the transition period for shifting the business strategy to our new Library Patron Services business model.
Retail Merchandising revenues increased by $1.9 million or 9.1%. The positive impact of foreign currency translation was approximately $1.7 million. The remaining revenue growth was due to an increase in our Retail Merchandising Solutions (RMS) business of $0.9 million, partially offset by a decrease of $0.6 million in our Hand Held Labeling Systems (HLS) business. The RMS revenue increase was due primarily to an increase in revenues for our retail display systems in Europe of $0.6 million and Asia Pacific $0.3 million. The HLS revenue decrease was due primarily to lower revenues in our Asia Pacific region.
Gross Profit
Gross profit for the third quarter 2007 was $85.6 million, or 41.9% of net revenues, compared to $71.6 million, or 42.7% of net revenues, for the third quarter 2006. Foreign currency translation had a positive impact on gross profit of approximately $3.4 million in the third quarter of 2007.
Security gross profit for the third quarter 2007 was $65.0 million, or 43.5% of security revenues, compared to $54.8 million, or 44.2% of security revenues, for the third quarter 2006. Security gross profit percentage decreased, as a percentage of security revenue, due to a change in revenue mix.
Labeling Services gross profit as a percentage of labeling revenues decreased to 29.7% in the third quarter 2007 from 32.3% in the third quarter 2006. This decrease in labeling gross profit percentage was due to increased freight costs required to meet the higher demand and pricing pressures in certain regions.
Retail Merchandising gross profit as a percentage of retail merchandising revenues increased to 48.8% in the third quarter 2007 from 45.8% in the third quarter 2006. This increase was due primarily to improved margins in HLS due to lower inventory reserve charges in 2007 compared to 2006, coupled with 2007 positive manufacturing variances resulting from current year efficiencies.
Field service and installation costs for the third quarter 2007 and 2006 were 10.3% and 11.2% of net revenues, respectively. This decrease as a percentage of revenue was due to higher revenues, which allowed us to leverage our fixed costs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased, as a percentage of revenues, from 32.4% in 2006 to 30.3% in 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $2.9 million. SG&A expenses generated by the recently acquired ADS operations accounted for $2.2 million of the increase over the prior year. This decrease, on a percentage of revenue basis, was due primarily to lower management expenses of $1.6 million resulting from our restructuring initiatives. Selling, general, and administrative expenses increased $7.7 million, or 14.2%, over the third quarter 2006 to $62.1 million, compared to $54.4 million in 2006. The increase in dollars was due to foreign currency, the ADS acquisition and increased selling and marketing expenses.
Research and Development Expenses
Research and development costs were $5.1 million, or 2.5% of revenues in the third quarter 2007 and $5.1 million, or 3.0% in the third quarter 2006.
Restructuring Expenses
Restructuring expenses were $1.6 million or 1.0% of revenues in the third quarter 2006, without a comparable charge in 2007.
Income Taxes
Our effective tax rate was 27.7% for the third quarter of 2007. Included in the third quarter 2007 tax rate is a deferred tax charge of $3.8 million primarily associated with a statutory tax rate change in Germany. This charge was partially offset by a $2.9 million deferred tax benefit associated with the release of a valuation allowance for state net operating loss carry-forwards. The prior year income tax rate of negative 1.1% was favorably impacted by the release of valuation allowances and tax reserves totaling $3.7 million.
Net Earnings
Net earnings were $14.3 million, or $0.35 per diluted share, in the third quarter of 2007 compared to $11.7 million, or $0.29 per diluted share, in the third quarter of 2006. The weighted average number of shares used in the diluted earnings per share computation were 41.0 million and 40.1 million for the third quarters of 2007 and 2006, respectively.

Thirty-nine Weeks Ended September 30, 2007 Compared to Thirty-nine Weeks Ended September 24, 2006
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
	Percentage of Total Revenues		Change
	September 30,	September 24,	In Dollar Amount
	2007	2006	Fiscal 2007 vs.
Thirty-nine weeks ended	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006
Net Revenues
Security	70.4%	72.0%	18.5
Labeling Services	17.4	15.3	37.2
Retail Merchandising	12.2	12.7	17.0

Net revenues	100.0	100.0	21.2
Cost of revenues	58.2	58.1	21.4

Total gross profit	41.8	41.9	20.9
Selling, general, and administrative expenses	31.8	34.7	11.2
Research and development	2.3	3.1	(8.7)
Restructuring expense	0.1	0.5	(72.2)
Legal settlement	—	0.5	N/A

Operating income	7.6	3.1	N/A
Interest income	0.7	0.8	15.3
Interest expense	0.2	0.3	(31.7)
Other (loss) gain, net	(0.1)	0.2	N/A

Earnings before income taxes and minority interest	8.0	3.8	N/A
Income taxes expense	2.1	0.3	N/A
Minority interest	—	—

Earnings from continuing operations	5.9	3.5	N/A
Earnings from discontinued operations, net of tax	0.1	0.3	N/A
Net earnings	6.0%	3.8%	N/A %

N/A	— Comparative percentages are not meaningful.

Net Revenues
Revenues for the first nine months of 2007 compared to the same period in 2006 increased by $100.0 million or 21.2% from $471.5 million to $571.5 million. Foreign currency translation had a positive impact on revenues of approximately $23.2 million or 4.9% in the first nine months of 2007 as compared to the first nine months of 2006.
(dollar amounts in millions)

			Dollar
			Amount	Percentage
	September 30,	September 26,	Change	Change
	2007	2006	Fiscal 2007	Fiscal 2007
Thirty-nine weeks ended	(Fiscal 2007)	(Fiscal 2006)	vs. Fiscal 2006	vs. Fiscal 2006
Net Revenues:
Security	$402.2	$339.2	$63.0	18.5%
Labeling Services	99.4	72.5	26.9	37.2
Retail Merchandising	69.9	59.8	10.1	17.0

Net Revenues	$571.5	$471.5	$100.0	21.2%

Security revenues increased by $63.0 million or 18.5% in the first nine months of 2007 as compared to the first nine months of 2006. Foreign currency translation had a positive impact of approximately $13.6 million. The remaining growth in revenue was primarily due to an increase of $26.8 million in EAS revenues and $20.5 million in CCTV. EAS revenue increased $13.7 million in Europe, $5.3 million in Asia Pacific, $4.2 million in the U.S., and $3.5 million in International Americas. In addition, the CCTV business increased $20.5 million, primarily in the U.S. The increase in Europe EAS was due to large chain-wide roll-outs primarily in France and Spain. The increase in Asia was due primarily to a large chain-wide roll-out in Australia and continued growth in our Hong Kong distribution unit. The International Americas revenue increased due to large chain-wide roll-outs primarily in Mexico. The U.S. EAS business increase was due primarily to new installations with existing customers. The CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Labeling Services revenues increased by $26.9 million or 37.2% over last year’s comparable period. Foreign currency translation had a positive impact of approximately $4.6 million over the first nine months of 2007. The remaining revenue growth was primarily due to an increase in our CheckNet® business of $26.7 million partially offset by a decrease in our Intelligent Library Systems business of $4.3 million. CheckNet® business revenue benefited $17.2 million due to the ADS acquisition and continued the strong growth of its base business during the first nine months of 2007. Intelligent Library Systems revenues declined due to the transition period for shifting the business strategy to our new Library Patron Services business model.
Retail Merchandising revenues increased by $10.1 million or 17.0%. The positive impact of foreign currency translation was approximately $5.1 million. The remaining increase was due primarily to increases in sales of our retail display systems in Europe of $4.2 million and Asia Pacific of $1.2 million.
Gross Profit
Gross profit in the first nine months of 2007 was $238.9 million, or 41.8% of net revenues, compared to $197.6 million, or 41.9% of net revenues, in the first nine months of 2006. Foreign currency translation had a positive impact of approximately $9.0 million. Gross profit in the first nine months of 2007 increased by $41.3 million, or 20.9%.
Security gross profit in the first nine months of 2007 was $174.3 million, or 43.3% of security revenues, compared to $144.3 million, or 42.5% of Security revenues, in the first nine months of 2006. The increase in Security gross profit percentage was due primarily to improved margins in our EAS business due to higher volumes which allowed us to leverage fixed field service costs.
Labeling Services gross profit as a percentage of labeling revenues decreased to 31.6% in the first nine months of 2007 from 34.0% in the first nine months in 2006. This decrease in labeling gross profit percentage was primarily due to manufacturing inefficiencies and competitive pricing pressures.

The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues decreased to 47.5% in the first nine months of 2007 from 48.1% in the first nine months of 2006. This decrease was due primarily to margin decreases in our HLS business as we converted to an indirect sales model.
Field service and installation costs for the first nine months of 2007 and 2006 were 10.2% and 11.0% of net revenues, respectively. This decrease as a percentage of revenue was due to higher revenues, which allowed us to leverage our fixed costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses decreased, as a percentage of revenues, from 34.7% in 2006 to 31.8% in 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $7.3 million. SG&A expenses generated by the recently acquired ADS operations accounted for $6.1 million of the increase over the prior year. This decrease, on a percentage of revenue basis, was due primarily to lower management expenses of $3.4 million resulting from our restructuring initiatives and higher revenues allowing better leveraging of our sales and marketing expenses. Selling, general, and administrative expenses increased $18.2 million, or 11.2%, over the first nine months of 2006 to $181.8 million, compared to $163.6 million in 2006. The increase in dollars was due to higher foreign currency translations, ADS operations, and increased sales and marketing expense to support our higher revenue base, which was partially offset by lower management expenses resulting from our restructuring initiatives.
Research and Development Expenses
Research and development costs were $13.2 million, or 2.3% of revenues in the first nine months of 2007 and $14.4 million, or 3.1% in the first nine months of 2006.
Restructuring Expenses
Restructuring expenses were $0.7 million, or 0.1% of revenues in the first nine months of 2007 compared to $2.5 million, or 0.5% of revenues in the first nine months of 2006.
Litigation Settlement
Litigation expense was $2.3 million in the first nine months of 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.
Income Taxes
The effective tax rate for the thirty-nine weeks ended September 30, 2007 was 26.6%. For the thirty-nine weeks ended September 24, 2006, the effective tax rate was 7.2%. Included the first nine months of 2007 tax rate is a deferred tax charge of $3.8 million primarily associated with a statutory tax rate change in Germany. The company has also recorded a $2.9 million deferred tax benefit associated with the release of a valuation allowance for state net operating loss carry-forwards. The prior year income tax was favorably impacted by the release of valuation allowances and tax reserves totaling $3.7 million.
Net Earnings
Net earnings were $34.4 million, or $0.85 per diluted share, in the first nine months of 2007 compared to $17.9 million, or $0.44 per diluted share, in the first nine months of 2006. The weighted average number of shares used in the diluted earnings per share computation were 40.6 million and 40.3 million for the first nine months of 2007 and 2006, respectively.
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
As of September 30, 2007, our cash and cash equivalents were $171.0 million compared to $143.4 million as of December 31, 2006. Our operating activities during the first nine months of 2007 provided approximately $28.8 million compared to a use of $14.7 million during the first nine months of 2006. In 2007, our cash from operating activities was impacted positively compared to the prior year due to improved earnings, a decrease in payments for accounts payable, better inventory management in the current year and reduced payments for restructuring in 2007 compared to 2006. This was partially offset by increased prepaid costs incurred in our CCTV business for contracts not yet completed.

We continue to reinvest in the Company through spending in technology and process improvement. In the first nine months of 2007, our expenditures in research and development amounted to $13.2 million. We estimate our expenditures in research and development during the remainder of 2007 will be approximately $5.0 million.
Our capital expenditures for the first nine months of 2007 totaled $9.5 million, compared to $8.3 million during the first nine months of 2006. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $6.0 million for the remainder of 2007.
In January 2007, we purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.2 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.9 million. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through September 30, 2007 are included in the Security segment and were not material to the consolidated financial statements.
In May 2007, we purchased the business of SSE Southeast, LLC, for $5.1 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $4.4 million. The allocation of the purchase price is expected to be completed during the year 2007. The results from the acquisition date through September 30, 2007 are included in the Security segment and were not material to the consolidated financial statements.
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
On September 14, 2007, the Company received cash of $2.2 million from the release of the escrow account related to the Bar-code divestiture. Prior to the release, the escrow account value was recorded as restricted cash on our consolidated balance sheet.
As of September 30, 2007, our working capital was $331.8 million compared to $254.0 million as of December 31, 2006. At the end of the third quarter of 2007, our percentage of total debt to total stockholders’ equity decreased to 3.0% from 3.5% as of December 31, 2006. As of September 30, 2007, we had an available line of credit totaling approximately $133.3 million.
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
A net charge of $0.7 million was recorded in the first nine months of 2007 in connection with the 2005 Restructuring Plan, primarily related to employee severance.
The total number of employees affected by the restructuring were 761, of which 758 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2007. The anticipated total cost is expected to approximate $24 million to $26 million, of which $24 million has been incurred and $21 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $22 million to $24 million.
Restructuring accrual activity was as follows:
Fiscal 2007
(dollar amounts are in thousands)

Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning of	to	to	Cash	Rate	Accrual
	Year	Earnings	Earnings	Payments	Changes	at 9/30/07
Severance and other employee-related charges	$6,786	$1,007	$(285)	$(4,201)	$210	$3,517

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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of September 30, 2007, we had currency forward exchange contracts totaling approximately $9.3 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
During the second quarter of 2007, the Company entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings.
Changes in the fair value of this foreign currency option contract, which is not designated as a hedge, are recorded in earnings immediately. The premium paid on the option contract was $73 thousand. As of September 30, 2007, the fair market value on this option was zero.

Off-balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $14.7 million as of January 1, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FAS 157 on our financial statements.
In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the market risks as disclosed in Item 7a. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 31, 2006.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Checkpoint Systems, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the end of the period covered by this report, our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(c), were not effective as a result of the material weakness discussed below.
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
Changes in Internal Control over Financial Reporting
Other than the foregoing changes relating to the ongoing remediation of the material weakness, there have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Item 1A. RISK FACTORS
Except as described below, there have been no material changes from December 31, 2006 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The following risk factor, among other possible factors, could cause actual results to differ materially from historical or anticipated results:
•	Our ability to integrate the acquisition of the Alpha S3 business and to achieve our financial and operational goals for Alpha S3.

Item 6. EXHIBITS

Exhibit 2.1	Asset Purchase Agreement by and between Checkpoint Systems, Inc. and Alpha Security Products, Inc., dated November 1, 2007, incorporated by reference to Item 9.01(c) of the Registrant’s Form 8-K, filed with the SEC on November 7, 2007.

Exhibit 2.2	Dutch Assets Sale and Transfer Agreement by and between Checkpoint Meto Benelux B.V., private limited liability organized under the laws of the Netherlands, and Alpha Security Products B.V., a private limited liability organized under the laws of the Netherlands, dated November 1, 2007, incorporated by reference to Item 9.01(c) of the Registrant’s Form 8-K, filed with the SEC on November 7, 2007.

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Item 15(c), Exhibit 3.2 of the Registrant’s 2004 10-K, filed with the SEC on March 11, 2005.

Exhibit 31.1	Rule 13a-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ W. Craig Burns	November 8, 2007

W. Craig Burns
Executive Vice President,
Chief Financial Officer and Treasurer

/s/ Raymond D. Andrews	November 8, 2007

Raymond D. Andrews
Vice President, Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of George W. Off, Chairman of the Board, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification of W. Craig Burns, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002