Form 10-K
period 2007-12-30
CHECKPOINT SYSTEMS INC
filed 2008-02-28
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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
Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of July 1, 2007, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $993,461,124.
As of February 21, 2008, there were 39,864,702 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHECKPOINT SYSTEMS, INC.
FORM 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: changes in our senior management and other matters relating to implementation of our succession plan; our ability to integrate recent acquisitions and to achieve related financial and operational goals; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” We do not undertake to update our forward-looking statements, except as required by applicable securities laws.
Item 1. BUSINESS
Checkpoint Systems, Inc. is a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide.
Retailers and manufacturers have become increasingly focused on identifying and protecting assets that are moving through the supply chain. To address this market opportunity, we have built the necessary infrastructure to be a single source for identification and shrink management solutions worldwide.
We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, source tagging security solutions, secure merchandising solutions using RF and acoustic-magnetic (AM) technology, branding tags and labels for apparel, retail display systems (RDS), and hand-held labeling systems (HLS), primarily in Europe. We are also a leading provider and installer of closed-circuit television (CCTV) systems for the retail environment in the U.S. Our labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for printed tags and labels include brand identification, automatic identification (auto-ID), retail shrink management, and pricing and promotional labels. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.
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
In November 2006, we acquired ADS Worldwide (ADS). Based in Hull, England, ADS is an established supplier of tags, labels and trim to apparel manufacturers, retailers and brands around the world. ADS provides us with new technological and production capabilities and is in line with our strategy to grow our Check-Net® service bureau business to create increased value for our customers and stockholders.
In November 2007, we acquired the Alpha S3 business from Alpha Security Products, Inc. Based in Charlotte, North Carolina, the Alpha S3 business offers a comprehensive line of security solutions designed to protect high-theft merchandise in an open-display retail environment. The Alpha S3 product portfolio combines well with our source tagging program, and is in line with our strategy to provide retailers a comprehensive line of shrink management solutions.
In November 2007, we also acquired SIDEP, an established supplier of EAS systems operating in France and China, and Shanghai Asialco Electronics Co. Ltd. (Asialco), a China based manufacturer of RF-EAS labels. With facilities in Shanghai, China, Asialco significantly increases our label manufacturing capacity in Asia. SIDEP and Asialco will help us meet the growing demand in Asian markets.
Products and Offerings
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 and 2005 have been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements.
Each of these segments offer an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and their respective products and services are described below.
SHRINK MANAGEMENT SOLUTIONS
Our largest business is providing shrink management solutions to retailers. Our Company’s diversified security product lines are designed to help retailers prevent inventory losses caused by theft (both by customers and employees) and reduce selling costs through lower staff requirements. Our products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities through impulse buying. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS systems installations. EAS systems revenues accounted for 38%, 39%, and 41% of our 2007, 2006, and 2005 total revenues, respectively. CCTV, fire and intrusion systems also fall within the shrink management solutions segment. For 2007, 2006, and 2005, the CCTV business represented 18%, 17%, and 17% of our revenues, respectively. No other product group in this segment accounted for as much as 10% of our revenues.
These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to premier retailers around the world. Shrink management solutions represented approximately 57% of total revenues in 2007.

Electronic Article Surveillance
We have designed EAS systems to act as a deterrent to control the problem of merchandise theft in retail stores. Our diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.
We offer a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. Our EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon our tags and labels. We also market an extensive line of reusable security tags that protect apparel items as well as entertainment products. The November 2007 acquisition of the Alpha S3 business expanded our product offering of shrink management solutions to retailers by providing a line of products specifically designed to protect high-theft merchandise in an open-display retail environment. Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing radio frequencies (RF), signal strengths, and other factors.
CCTV, Fire and Intrusion Systems
We offer and install a broad line of closed-circuit television products providing a high-value systems solution package for retail environments. Our video surveillance solutions, including digital video technology, address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance.
Our fire and intrusion systems provide life safety and property protection, completing the line of loss prevention solutions. In addition to the system installations, we offer a U.S.-based 24-hour Central Station Monitoring Service.
In 2007, we expanded our systems solution offering in the U.S. by entering the financial services sector, providing branch banks with physical and electronical security solutions.
INTELLIGENT LABELS
Intelligent labels is our second largest business, generating approximately 31% of our revenues in 2007. We offer a wide variety of EAS-RF and EAS-EM labels that provide security solutions that can be matched to the specific retail requirements. Under our source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a RFID circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. We support these objectives with our high-quality tag and label production, a global service bureau network of e-commerce-enabled capabilities (Check-Net®), and EAS and RFID technologies. The market is beginning to move toward more sophisticated tag solutions that incorporate RFID components and that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers. EAS-RF and EAS-EM label revenues represented 14%, 16% and 16% of our total revenues for 2007, 2006, and 2005, respectively. Check-Net® revenues represented 15%, 13%, and 9% of our total revenues for 2007, 2006, and 2005, respectively. No other product in this segment represented more than 10% of revenues.
Electronic Article Surveillance Labels
We produce EAS-RF and EAS-EM labels that work in combination with our EAS systems to control the problem of merchandise theft in retail stores. Our diversified product line of discrete, disposable labels and one-time-use hard tags are designed to enable retailers to protect a diverse array of easily-pocketed, high shrink merchandise. While EAS labels can be applied in retail stores and distribution centers, an increasing percentage of our customers are taking advantage of our source tagging program. With source tagging, EAS labels and one-time-use hard tags are configured to the merchandise and specific security requirements of the customer and applied at the point of manufacture. Our paper thin EAS labels have characteristics that are easily integrated with high-speed automated application systems. In November, 2007 we expanded our EAS-RF label manufacturing capacity with the acquisition of Asialco. Asialco, which is based in Shanghai, China, provides additional capacity to support the growing Asia market.

Check-Net® (Service Bureau)
We operate a global service bureau network of more than 24 locations worldwide which supplies customers with customized retail apparel tags and labels, typically to the location where the retail goods are manufactured. A service bureau imprints variable pricing and article identification data and barcode information onto price and apparel branding tags. We also offer a product line that integrates our EAS-RF security labels into customized retail apparel tags.
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
Intelligent Library Systems
We have established a product line of sophisticated RFID-based intelligent library solutions that offer strong features and benefits compared to competitive offerings. In October 2007, we announced a global strategic sales and marketing alliance with 3M Library Systems, who will become the exclusive worldwide reseller and service provider for our line of library security and productivity products. We will continue our focus on library patron-based marketing services.
RFID Tags and Labels
The company has a RFID initiative aimed at positioning Checkpoint as a quality producer of RFID tags and labels, leveraging its high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers and our library business.
RETAIL MERCHANDISING
Our retail merchandising business includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our HLS products are serving a declining market. Retail merchandising, which is focused on European and Asian markets, represents approximately 12% of our business, with no product group in this segment accounting for as much as 10% of our revenues.
Hand-held Labeling Systems
Hand-held labeling systems include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to decline. Our HLS products possess a market leading position in several European countries. These systems are no longer sold in the U.S. as a result of the divesture to SATO in January 2006.
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

To achieve these objectives, we plan to work to continually enhance and expand our technologies and products, and provide superior service to our customers. We are focused on providing our customers with a wide variety of integrated shrink management solutions, labeling, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the retailer, manufacturer, and distributor.
To improve profitability, in 2005, we initiated an evaluation of our business lines and operations globally in order to develop a plan to dramatically improve operating margins, shareholder value, and customer focus. This evaluation resulted in the exiting of underperforming businesses in 2006, including BCS and Access Control, and other actions designed to improve sales productivity, reconfigure our manufacturing and supply chain, and rationalize our overhead structure. We have continued to evaluate our sales productivity, manufacturing and supply chain efficiency, and our overhead structure and have taken actions where we have identified specific opportunities to improve profitability.
Principal Markets and Marketing Strategy
Through our Shrink Management Solutions business segment, we market EAS systems, software and other security solutions, and CCTV products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics) and soft goods market (apparel). We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments. Some of our diverse worldwide customers include: Barnes & Noble, Best Buy, Circuit City Stores, CVS/pharmacy, Esprit, GAP/Old Navy, Home Depot, Kohl’s Department Stores, Linens ‘n Things, Sears, Staples, Target Corporation, Walgreen Co., Walmart, and Winn Dixie, Inc. in the U.S.; Safeway and Shoppers Drug Mart/Pharmaprix in Canada; Gigante in Mexico; Pague Menos in Brazil; B&Q in the United Kingdom; Alcampo, Carrefour, El Corte Inglés, and Mercadona in Spain; Carrefour, Casino, FNAC, and Intermarché in France; Metro Group in Germany; Woolworths in Australia; Don Quixote in Japan; and Ahold throughout Europe.
Shoplifting and employee theft are major causes of shrinkage. Data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.
In addition to providing retail security solutions, we provide a wide variety of integrated shrink management solutions, labeling services, and retail merchandising solutions to manufacturers and retailers worldwide. This entails a broadened focus within the entire retail supply chain by providing branding, tracking, and shrink management solutions to retail stores, distribution centers, and consumer product and apparel manufacturers worldwide.
We are focused on providing our customers with a wide variety of integrated solutions to help them “Sell More and Lose Less.” Our ongoing marketing strategy includes the following:
•	open new, and expand existing retail accounts with new products that will increase penetration through integrated value-added solutions for labeling, security, and merchandising;

•	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

•	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

•	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

•	assist retailers in understanding the benefits and implementation of the new Electronic Product Code (EPC) using RFID technology.

We market our products primarily:
•	by providing total loss prevention solutions to the retailer;
•	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

•	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

•	through direct sales efforts and targeted trade show participation;

•	through superior service and support capabilities; and

•	by emphasizing source tagging benefits.
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
Manufacturing, Raw Materials, and Inventory
Electronic Article Surveillance
We manufacture our EAS systems and labels, including Alpha S3 products, in facilities located in Puerto Rico, Japan, China, the U.S. and the Dominican Republic. Our manufacturing strategy for EAS products is to rely primarily on in-house capability for core components and to outsource manufacturing to the extent economically beneficial. We manage the integration of our in-house capability and our outsourced manufacturing in a way that provides significant control over costs, quality, and responsiveness to market demand, which we believe results in a distinct competitive advantage.
We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in the Dominican Republic for the majority of our sensor product lines. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico, Japan, and China. We sold approximately 3.8 billion disposable tags in 2007 and have the capacity to produce approximately 6 billion disposable tags per year. For our Alpha S3 secured merchandising production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions for our disposable tags; and polymer resin for our Alpha S3 products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

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
CheckNet® Service Bureau and Retail Merchandising
We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the U.S., the U.K., and Malaysia. Local production facilities are also situated in Hong Kong, China and Turkey. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. Our facilities in the Netherlands, the U.S., and the U.K. manufacture labels and tags for laser overprinting. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market. With the acquisition of ADS in November 2006, we acquired label manufacturing facilities in the U.K., Hong Kong, China, and Turkey.
DISTRIBUTION
For our major product lines, we principally sell our products to end customers using our direct sales force of more than 475 sales people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, will be broadened and expanded to include more product lines as we focus on improved sales productivity.
Electronic Article Surveillance
We sell our EAS systems, labels, and Alpha S3 products principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, we market our EAS products through our own sales personnel and independent representatives.
Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 15 European countries and in Argentina, Australia, Brazil, Canada, Puerto Rico, Hong Kong, India, Japan, Malaysia, China, Mexico, Turkey and New Zealand.
Foreign distributors sell our products to both the retail and library markets. Pursuant to written distribution agreements, we generally appoint an independent distributor as an exclusive distributor for a specified term and for a specified territory. In October 2007, we announced a global strategic sales and marketing alliance with 3M Library Systems, who will become the exclusive worldwide reseller and service provider for our line of library security and productivity products. We will continue our focus on library patron-based marketing services.
CCTV, Fire and Intrusion Systems
We market CCTV systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.
CheckNet® Service Bureau and Retail Merchandising
We have customers worldwide in the CheckNet® service bureau and retail merchandising businesses. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY (Do-It-Yourself), department stores, and apparel retailers.
Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products or, if the complexity or size of the business demands, a dedicated business specialist.

BACKLOG
Our backlog of orders was approximately $73.5 million at December 30, 2007 compared to approximately $54.9 million at December 31, 2006. We anticipate that substantially all of the backlog at the end of 2007 will be delivered during 2008. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.
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
Patents & Licensing
On October 1, 1995, we acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. for which we pay annual royalties. The Company’s payment obligation terminates on December 31, 2008, after which the Company will hold a royalty free license.
We also license technologies relating to RFID applications, EAS products, certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by us to be material.
CheckNet® Service Bureau and Retail Merchandising
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
COMPETITION
Electronic Article Surveillance
Currently, EAS systems and labels are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (“Tyco”), through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and engineered products and services. Tyco’s 2007 revenues were approximately $18.8 billion.
Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc. in EAS systems and labels, and All-Tag Security in EAS-RF labels, principally in the retail market. Within our international markets, mainly Europe, NEDAP Retail Support and Tyco are our most significant competitors. The largest competitors of the Alpha S3 secured merchandising product line include Clear-vu and Amaray.

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
CCTV, Fire and Intrusion Systems
Our CCTV, fire and intrusion products, which are sold domestically through our Checkpoint Security Systems Group and internationally through our international sales subsidiaries, compete primarily with similar products offered by Pelco and Tyco. We compete based on our superior service and believe that our offerings provide our retail and non-retail customers with distinctive system features.
CheckNet® Service Bureau
We sell our CheckNet® services, including tags and labels, to the retail market. Major competitors for our label products are Avery Dennison Corporation and SML Group. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.
Retail Merchandising
We face no single competitor across our entire retail merchandising product range or across all international markets. HL Display AB is our largest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix.
OTHER MATTERS
Research and Development
We spent approximately $18.2 million, $19.4 million, and $19.1 million, in research and development activities during 2007, 2006, and 2005, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. We believe that our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.
Another important source of new products and technologies has been the acquisition of companies and products. The November 2007 acquisition of the Alpha S3 business has enhanced our ability to introduce new products specifically targeted to high-theft merchandise in an open-display retail environment. We continue to assess acquisitions of related businesses or products consistent with our overall product and marketing strategies.
We continue to develop and expand our product lines with improvements in disposable tag performance, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration.
Employees
As of December 30, 2007, we had 3,930 employees, including six executive officers, 86 employees engaged in research and development activities, and 559 employees engaged in sales and marketing activities. In the United States, 12 of our employees are represented by a union. In Europe, approximately 339 of our employees are represented by various unions or work councils.
Financial Information About Geographic and Business Segments
We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 30, 2007, and long-lived assets as of December 30, 2007, December 31, 2006, and December 25, 2005, is provided in Note 19 to the Consolidated Financial Statements.

Available Information
Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (“SEC”). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.
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
Executive Officers of the Company
The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

		Tenure
		with	Position with the Company and
Name	Age	Company	Date of Election to Position on
Robert P. van der Merwe	55	1 year	President and Chief Executive Officer since December 2007
Raymond D. Andrews	54	2 years	Senior Vice President and Chief Financial Officer since December 2007
John E. Davies, Jr.	50	16 years	Worldwide President, Intelligent Labels since March 2006
Per H. Levin	50	13 years	Worldwide President, SMS since March 2006
Bernard Gremillet	55	4 years	Executive Vice President, Geographies since August 2007
John R. Van Zile	55	4 years	Senior Vice President, General Counsel and Secretary since June 2003
Mr. van der Merwe was appointed President and Chief Executive Officer of the Company on December 27, 2007. Mr. van der Merwe has been a member of the Company’s Board of Directors since October 2007. He previously served as President and Chief Executive Officer of Paxar Corporation, a global leader in providing innovative merchandising systems to retailers and apparel customers. He became Chairman of the Board of Paxar in January 2007, and served in these capacities until Paxar’s sale to Avery Dennison in June 2007. Prior to joining Paxar, Mr. van der Merwe held numerous executive positions with Kimberly-Clark Corporation from 1980 to 1987 and from 1994 to 2005, including the positions of Group President of Kimberly-Clark’s global consumer tissue business and Group President of Europe, Middle East and Africa. Earlier in his career, Mr. van der Merwe held managerial positions in South Africa at Xerox Corporation and Colgate Palmolive.
Mr. Andrews was appointed Senior Vice President and Chief Financial Officer on December 6, 2007. Mr. Andrews was Senior Vice President and Chief Accounting Officer of the Company from August 2005 until December 2007. He previously served as Controller of INVISTA S.a’r.l., a subsidiary of Koch Industries, where he oversaw the company’s accounting operations in North and South America, Europe and Asia. Prior to the acquisition by Koch Industries, Mr. Andrews was Director of Accounting Operations of INVISTA Inc. From 1998 to 2002, Mr. Andrews served as Controller for DuPont Pharmaceuticals Company and then Bristol-Myers Squibb Pharma Company, a subsidiary of Bristol-Myers Squibb, when that company acquired DuPont Pharmaceuticals in 2001. Prior to being appointed Controller, he held positions of increasing responsibility at DuPont Merck Pharmaceutical Company and the DuPont Company. Mr. Andrews is a Certified Public Accountant.
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

Mr. Levin was appointed President, Shrink Management Solutions in March 2006. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.
Mr. Gremillet was appointed Executive Vice President Geographies in August 2007. Prior to that Mr. Gremillet was President, Europe and Latin America from March 2006 to August 2007. Mr. Gremillet was Western Mediterranean Unit Manager from March 2004 until March 2006 and was an independent consultant to Checkpoint from February 2003 to March 2004. Mr. Gremillet was Corporate Director of Engineering and Technology at Repsol YPF, from December 1999 to May 2002 and Senior Vice President Downstream at YPF in 1999. He held a variety of positions, including Vice President Marketing and Development for Oilfield Services from July 1995 to June 1997 and Vice President and General Manager for Latin America from July 1989 to June 1993 during his 22 years with Schlumberger from 1975 to 1997.
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
Item 1A. RISK FACTORS
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

(14)	our ability to integrate the acquisition of the Alpha S3 and SIDEP/Asialco businesses and to achieve our financial and operational goals for these businesses; and

We are in the process of integrating these businesses into Checkpoint operations to take advantage of opportunities with the Alpha S3 business to utilize our existing sales force to grow revenue and with the SIDEP/Asialco business to optimize worldwide manufacturing capabilities and improve the quality and profitability of the acquired product lines. Our ability to execute the integration plans could have an impact on future revenues and profits.

(15)	the failure to effectively maintain and upgrade our information systems could adversely affect our business.

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any disruption or failure of such networks, systems or other technology may disrupt our operations, cause customer dissatisfaction, and loss of customer revenues.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 30, 2007, we owned or leased approximately 2.2 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, Australia, and New Zealand. Our principal manufacturing facilities are located in China, the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.
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
Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.
On June 22, 2006, the Company settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million in fiscal 2006.
As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
No matter was submitted during the fourth quarter of 2007 to a vote of stockholders.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

	Market Price Per Share
	High	Low

Fiscal year ended December 30, 2007
First Quarter	$23.66	$18.43
Second Quarter	$26.48	$21.99
Third Quarter	$29.00	$23.06
Fourth Quarter	$30.25	$21.56
Fiscal year ended December 31, 2006
First Quarter	$29.91	$24.13
Second Quarter	$27.55	$19.63
Third Quarter	$22.28	$15.37
Fourth Quarter	$20.60	$16.41
Holders of Record
As of February 21, 2008, there were 750 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
There has been no sale of unregistered securities in fiscal 2007, 2006 or 2005.
Equity Compensation Plans
The following table sets forth our shares authorized for issuance under our equity compensation plan at December 30, 2007:

		Equity
	Equity	compensation
	compensation	plans not
	plans approved	approved by
	by shareholders	shareholders	Total
| | |
Number of securities to be issued upon exercise of outstanding options	3,135,902 (1)	270,000 (2)	3,405,902
Weighted average exercise price of outstanding options	$17.00	$22.71	$17.45
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected above)	1,625,808	—	1,625,808

(1)	Includes stock options and performance based restricted stock units.

(2)	Inducement options granted to newly elected President and CEO of Checkpoint in connection with his hire in fiscal 2007.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 30, 2002 and ending on December 30, 2007, with the cumulative total return on the Center for Research in Security Prices Index (“CRSP Index”) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

			NASDAQ
			Electronic
	Checkpoint	NYSE/AMEX/NASDAQ	Components And
Year	Systems, Inc.	Stock Market Index	Accessories Index
2002	100.0	100.0	100.0
2003	191.5	132.0	192.5
2004	178.2	148.4	152.0
2005	244.1	157.3	150.8
2006	200.0	182.4	165.8
2007	263.4	193.1	187.6
The foregoing Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five — Year Cumulative Total Returns
Performance Graph for
Checkpoint Systems, Inc.
Produced on 02/18/2008 including data to 12/28/2007

Item 6. SELECTED FINANCIAL DATA
The following tables set forth our selected financial data and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.
(dollar amounts are in thousands except per share amounts)

	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,		Dec. 28,
Year ended	2007	2006	2005	2004		2003

STATEMENT OF OPERATIONS DATA
Net revenues	$834,156	$687,775	$717,992	$670,453		$615,998
Earnings from continuing operations before income taxes	$70,576	$41,975	$40,127	$21,031		$29,443
Income taxes	$12,174	$6,987	$11,661	$2,064		$10,069
Earnings from continuing operations	$58,409	$35,019	$28,413	$18,823		$19,186
Discontinued operations, net of tax	$359	$903	$8,108	$(37,448)		$9,659
Net earnings (loss)	$58,768 (1)	$35,922 (2)	$36,521 (3)	$(18,625	)(4)	$28,845 (5)
Earnings per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$1.46	$.89	$.75	$.51		$.58
Diluted	$1.43	$.87	$.72	$.50		$.57
Earnings (loss) per share:
Basic	$1.47	$.91	$.96	$(.51)		$.87
Diluted	$1.44	$.89	$.93	$(.50)		$.85
Depreciation and amortization	$21,059	$19,504	$22,539	$26,316		$31,281

(1)	Includes a $2.7 million ($2.0 million, net of tax) restructuring charge, a $4.4 million ($2.9 million, net of tax)charge related to the CEO transition, and a $2.6 million ($2.5 million, net of tax) gain from the sale of our Austria subsidiary.

(2)	Includes a $7.0 million ($4.8 million, net of tax) restructuring charge, a $2.3 million ($1.5 million, net of tax) litigation settlement charge, and a $1.8 million ($1.1 million, net of tax) gain from the settlement of a capital lease. Also included in discontinued operations is a $2.8 million ($1.4 million, net of tax) gain on the divestment of our bar-code business.

(3)	Includes a $12.6 million ($8.5 million, net of tax) restructuring charge, a $1.4 million ($1.4 million, net of tax) asset impairment charge, $2.0 million of additional tax expense related to our tax restructuring and dividend repatriation under the American Jobs Creation Act, and a $0.7 million ($0.7 million, net of tax) goodwill impairment charge.

(4)	Includes a $34.7 million ($34.7 million, net of tax) goodwill impairment, a $20.0 million ($13.0 million, net of tax) litigation settlement, $16.7 million ($10.3 million, net of tax) asset impairment, and a $3.0 million ($2.0 million, net of tax) restructuring charge reversal.

(5)	Includes a $7.5 million ($5.0 million, net of tax) restructuring charge, a $1.5 million ($1.0 million, net of tax) asset impairment, and a $0.3 million ($0.2 million, net of tax) restructuring charge reversal related to fourth quarter 2001 and 2002 restructuring programs.

	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,	Dec. 28,
(dollar amounts are in thousands)	2007	2006	2005	2004	2003

AT YEAR END
Working capital	$282,095	$254,024	$208,255	$168,382	$77,172
Total debt	$95,512	$16,534	$39,745	$73,998	$146,507
Stockholders’ equity	$588,328	$473,581	$396,420	$379,645	$322,660
Total assets	$1,031,044	$781,191	$739,245	$769,685	$773,087
FOR THE YEAR ENDED
Capital expenditures	$13,363	$11,520	$10,846	$11,342	$12,714
Cash provided by operating activities	$66,971	$22,386	$44,618	$23,280	$101,796
Cash (used in) provided by investing activities	$(106,151)	$7,963	$(8,521)	$(10,338)	$(11,698)
Cash provided by (used) in financing activities	$7,164	$(6,945)	$(18,283)	$(24,503)	$(39,197)
RATIOS
Return on net sales(a)	7.05%	5.22%	5.09%	(2.78)%	4.68%
Return on average equity(b)	11.07%	8.26%	9.41%	(5.30)%	10.60%
Return on average assets(c)	6.49%	4.73%	4.84%	(2.41)%	3.97%
Current ratio(d)	2.25	2.31	1.99	1.72	1.26
Percent of total debt to capital(e)	13.97%	3.37%	9.11%	16.31%	31.23%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,	Dec. 28,
(amounts are in thousands, except employee data)	2007	2006	2005	2004	2003

Other Information
Weighted average number of shares Outstanding – diluted	40,724	40,233	39,075	37,604 (1)	33,747 (2)
Number of employees	3,930	3,213	3,955	4,260	4,042
Backlog	$73,462	$54,899	$52,234	$63,026	$52,703

(1)	Excludes 2,187 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

(2)	Excludes 6,189 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (Check-Net®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications of these products include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 and 2005 have been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.
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
On November 1, 2007, we acquired the S3 business from Alpha Security Products. The transaction is valued at approximately $142 million, subject to post-closing working capital adjustments, plus additional performance-based consideration of $8 million if certain financial performance measures are met. The acquisition included all of the assets associated with Alpha’s S3 business, including the Alpha brand, approximately 150 employees, and its Ohio manufacturing facility. This acquisition has been accretive to our results in 2007 and has added $11 million in revenue for the two months of operation in 2007. For 2008, the Alpha business is expected to add over $83 million in revenue and be accretive to our earnings.
On November 9, 2007, we acquired SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. SIDEP is an established supplier of EAS systems and employs more than 140 people with the majority located in China. SIDEP will help Checkpoint increase market penetration in emerging Asian markets, especially in China. In addition, SIDEP is the majority owner of Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. Upon closing the acquisition of SIDEP, Checkpoint also acquired the remaining interest in Asialco from its minority shareholders. With facilities in Shanghai, China, Asialco will significantly increase Checkpoint’s label manufacturing capacity to help meet the growing demand in emerging Asian markets. Asialco employs more than 250 people. Combined, the SIDEP/Asialco transactions have a total value of approximately $27.9 million, net of cash acquired. The acquisitions are expected to add approximately $20.0 million of annual revenue and to be neutral to Checkpoint’s earnings in 2008.

Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to RF-EAS, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.
Our strong base of recurring revenue (revenues from the sale of consumables into the installed base of security systems and hand-held labeling tools), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.
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
We believe the following judgments and estimates have a significant effect on our consolidated financial statements:
Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.4 million to our reserve.

Inventory Valuation.  We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If our estimates were to change by 10%, it would cause a change in inventory value of $0.8 million.
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
Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the present value of projected future cash flows of each reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the present value of the projected future cash flows, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The implied fair value of goodwill is dependent upon our estimate of future discounted cash flows and other factors. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods. It is possible that future declines in retail merchandising revenues may lead to future impairments of the goodwill associated with this segment. (See Notes 1 and 5 of the Consolidated Financial Statements.)
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
Pension Plans.  We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in discount rates of 0.25% would have a $0.1 million effect on pension expense.

Stock Compensation.  Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, recognized compensation expense only when we granted options with a discounted exercise price. Pro forma net earnings and earnings per share stated as if we applied the fair value method are included in note 1 of our consolidated financial statement footnotes.
Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.1 million effect on stock compensation expense. (See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on share-based compensation.)
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements and other potential restructuring requirements, fund potential acquisitions, and product development requirements.
As of December 30, 2007, our cash and cash equivalents were $118.3 million compared to $143.4 million as of December 31, 2006. Cash and cash equivalents decreased in 2007 primarily due to $94.5 million in cash payments related to acquisitions partially offset by cash from operating activities. Our operating activities during fiscal 2007 generated cash of approximately $67.0 million compared to approximately $22.4 million during 2006. In 2007, our cash from operating activities was impacted positively compared to the prior year due to improved earnings and better inventory management in the current year compared to 2006. This was partially offset by increased accounts receivable due to higher revenues and higher prepaid costs incurred in our CCTV business for contracts not yet completed. The increase in prepaid costs resulted from more jobs in progress for our CCTV business in the current year compared to the prior year. Our percentage of total debt to stockholders’ equity in 2007 increased to 16.2% from 3.5%. As of December 30, 2007, our working capital was $282.1 million compared to $254.0 million as of December 31, 2006.
We continue to reinvest in the Company through our investment in our technology and process improvement. In 2007, our investment in research and development amounted to $18.2 million, as compared to $19.4 million in 2006. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2008, we anticipate spending of approximately $23 to $25 million on research and development.
Our capital expenditures during fiscal 2007 totaled $13.4 million, compared to $11.5 million during fiscal 2006. We anticipate capital expenditures to be used primarily to upgrade technology and improve our production capabilities to approximately $18.5 million in 2008.
We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2007, we made payments to employees covered under these plans of $6.9 million. Our funding expectation for 2008 is $4.4 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The contractual obligation table details our anticipated funding requirements related to pension obligations for the next 10 years.

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “Seller of the Alpha business”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The contingent payments may be earned if the revenue derived from the S3 business exceeds $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeds $83 million during such period, the Seller will be entitled to the maximum payment of $8 million. The purchase price was funded by $67 million of cash and $75 million of borrowings under our unsecured multi-currency revolving credit facility. The borrowing was composed of $55.0 million under the U.S. portion of our revolver and $20 million (€13.9 million) under the German portion of this revolver.
In November 2007, we purchased SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. Upon closing, we also acquired the remaining interests in a SIDEP subsidiary, Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. The total purchase price for these acquisitions was $27.9 million, net of cash acquired. The purchase agreement was structured with deferred payments to the minority interest owners of Asialco of $9.3 million, which will be paid over a three year period from the date of acquisition.
In May 2007, the Company purchased the business of SSE Southeast, LLC, for $5.1 million plus $1.0 million of liabilities acquired. The transaction was paid in cash.
In January 2007, the Company purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.3 million of liabilities acquired. The transaction was paid in cash.
During the first quarter of 2007, borrowings under our senior unsecured revolving credit facility increased by $6.0 million. The proceeds from these borrowings were used to repay the borrowings under our Japanese short-term line of credit.
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
In November 2006, we cancelled a capital lease for one of our buildings with an outstanding amount owed of $10.3 million. This building was sublet to a third party tenant. The Company and the tenant reached a cancellation settlement which resulted in sublease income of $10.2 million. We recorded an impairment of $8.0 million on this building as a result of the transaction. Additionally, we incurred a loss on the retirement of the capital lease of $0.2 million and an additional interest expense charge of $0.2 million. The sublease income, loss on the settlement of the capital lease, and the impairment were recorded in fiscal 2006 in other operating income on our consolidated statement of operations.
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. At December 30, 2007, we had $91.5 million outstanding under this facility. Our available line of credit under this agreement is $57.3 million. Our availability under this facility was reduced by letters of credit totaling $1.2 million.
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

The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At December 30, 2007, we were in compliance with all of our debt covenants.
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
Off-Balance Sheet Arrangements
We do not utilize any material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Our primary off-balance sheet arrangements are operating leases. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $44.1 million as of December 30, 2007. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.
Contractual Obligations
Our contractual obligations and commercial commitments at December 30, 2007 are summarized below:

Contractual Obligation		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$104,669	$7,956	$96,713	$—	$—
Capital leases (2)	676	385	276	15	—
Operating leases	44,134	12,970	18,359	7,644	5,161
Pension obligations (3)	51,761	4,391	9,451	10,326	27,593
Acquisition obligation (4)	11,403	4,644	6,759	—	—
Inventory purchase commitments (5)	3,240	1,620	1,620	—	—

Total contractual cash obligations	$215,883	$31,966	$133,178	$17,985	$32,754

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1-2 years	2-5 years	5 years

Standby letters of credit	$1,242	$1,242	$—	$—	$—
Surety bonds	1,594	782	812	—	—

Total commercial commitments	$2,836	$2,024	$812	$—	$—

(1)	Includes interest payments through maturity of $9,755.

(2)	Includes interest payments through maturity of $78.

(3)	Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2007 and include benefits attributable to estimated future employee service of current employees.

(4)	The acquisition obligation represents $9.3 million of deferred payments to the minority shareholders of Shanghai Asialco Electronics Co., Ltd., a subsidiary of SIDEP coupled with a $2.1 million deferred payment on a non-compete contract related to the acquisition. Additionally, we have a contingent liability, not reflected in the table, for a maximum of $8 million plus interest related to our acquisition of the Alpha S3 business. This liability is contingent on Alpha revenue exceeding $70 million in our fiscal 2008 with the $8 million maximum being achieved if the Alpha business exceeds $83 million.

(5)	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.
The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.6 million as of December 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2007 was $5.5 million. Included in pension expense in 2007 is a pension settlement of $0.5 million. Our pension expense for 2006 was $6.0 million. Included in the 2006 pension expense was a curtailment gain of $0.3 million, a settlement loss of $0.7 million and a special termination benefit charge of $0.2 million.
We review our pension assumptions annually. Our assumptions for the year ended December 30, 2007, were a discount rate of 5.50%, an expected return of 4.25% and an expected rate of increase in future compensation of 2.50%. In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 5.50% for 2007 and 4.50% for 2006. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of a long-term rate of return on plan assets of 4.25% for 2007 and 3.80% for 2006.
As of December 31, 2006, we have adopted the recognition provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R)” and as a result, we recognized the previously unrecognized actuarial losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for actuarial losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary component of the actuarial loss is attributable to changes in the discount rate as the bond yields have decreased. Unrecognized actuarial losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 13 years. The impact of recognizing the actuarial losses on 2007, 2006, and 2005 pension expense are $0.6 million, $0.7 million, and $0.2 million, respectively. The total projected amortization for these losses in 2008 is approximately $0.1 million.
Exposure to Foreign Currency
We manufacture products in the U.S., the Caribbean, Europe, and the Asia Pacific regions for both the local marketplace, and for export to our foreign subsidiaries. These subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of products in one currency and the sales of products in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.
We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As we reduce our third party foreign currency borrowings, the effect of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries increases.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of December 30, 2007, we had currency forward exchange contracts totaling approximately $13.8 million. The contracts are in various local currencies primarily covering our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
During the second quarter of 2007, the Company entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of this foreign currency option contract, which is not designated as a hedge, are recorded in earnings immediately. The premium paid on the option contract was $73,000. The foreign currency option contract expired on December 28, 2007. The fair market value on this option at the expiration date was zero.

Provision for Restructuring
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan, which we refer to as the 2005 Restructuring Plan, included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter of 2006, we continued to review the results of the overall initiatives and added an additional reduction directed at the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
For the year ended December 30, 2007, a net charge of $2.8 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of $2.0 million of lease termination and related costs and $1.2 million of severance accruals, partially offset by $0.4 million related to settlements on pension liabilities resulting from employees who left due to the restructuring plan. The lease termination costs were $1.9 million of termination costs and $0.1 million of impairment on leasehold improvements. All lease terminations costs were paid as of December 30, 2007.
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
The total restructuring charge for fiscal 2005 was $13.6 million. This included $16.0 million, net of reversals, for severance and other related charges offset in part, by a $0.7 million pension curtailment gain resulting from the termination of certain employees in Europe and a gain on the sale of a building of $1.7 million.
The total number of employees affected by the restructuring was 792, of which 761 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $24 million to $26 million, of which $25 million has been incurred and $22 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $29 million to $31 million.
Restructuring accrual activity was as follows:

Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
(dollar amounts are in thousands)	of Year	Earnings	Earnings	Payments	Changes	12/30/07

Fiscal 2007
Severance and other employee-related charges	$6,786	$2,096	$(881)	$(5,287)	$301	$3,015

Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
(dollar amounts are in thousands)	of Year	Earnings	Earnings	Payments	Changes	12/31/06

Fiscal 2006
Severance and other employee-related charges	$10,121	$9,140	$(1,225)	$(11,989)	$739	$6,786

Included in the 2006 restructuring liability is a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries.
2003 Restructuring Plan
During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 plan.
During 2006, we reversed $0.8 million related to the 2003 plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.
During 2005, we reversed $1.0 million of previously accrued severance related to the 2003 plan.
Acquisition Restructuring
Restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.

Goodwill and Asset Impairments
In September 2005, we classified our barcode labeling businesses and U.S. Hand-held labeling and Turn-O-Matic® businesses as held for sale. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” we allocated goodwill of the reporting units in the Intelligent Labels and Retail Merchandising segments to the businesses to be disposed of and the businesses to be retained based on their relative fair market value. We tested the goodwill of the segments affected by the disposal group and determined that there was a $0.7 million impairment in the U.S. barcode labeling disposal group in our Intelligent Labels segment. This impairment was recorded in discontinued operations on the consolidated statement of operations in the third quarter 2005.
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

				Percentage Change
	Percentage of Total Revenues			In Dollar Amount
	December 30,	December 31,	December 25,	Fiscal 2007	Fiscal 2006
	2007	2006	2005	vs.	vs.
Year ended	(Fiscal 2007)	(Fiscal 2006)	(Fiscal 2005)	Fiscal 2006	Fiscal 2005

Net revenues
Shrink Management Solutions	57.4%	55.8%	59.5%	24.6%	(10.2)%
Intelligent Labels	31.1	31.9	28.0	18.2	9.3
Retail Merchandising	11.5	12.3	12.5	14.1	(6.0)

Net revenues	100.0	100.0	100.0	21.3	(4.2)
Cost of revenues	58.5	57.6	56.6	23.3	(2.6)

Total gross profit	41.5	42.4	43.4	18.6	(6.4)
Selling, general, and administrative expenses	31.3	33.0	33.1	14.9	(4.5)
Research and development	2.2	2.8	2.7	(6.4)	1.6
Asset impairments	—	—	0.2	N/A	N/A
Restructuring expenses	0.3	1.0	1.7	(61.5)	(44.3)
Litigation settlement	—	0.3	—	N/A	N/A
Other operating income	0.3	0.2	—	27.0	N/A

Operating income	8.0	5.5	5.7	75.5	6.7
Interest income	0.7	0.7	0.3	10.9	N/A
Interest expense	0.3	0.3	0.4	8.9	(24.7)
Other gain (loss), net	0.1	0.2	—	(42.0)	N/A

Earnings from continuing operations before income taxes and minority interest	8.5	6.1	5.6	68.1	4.6
Income taxes	1.5	1.0	1.6	74.2	(40.1)
Minority interest	—	—	—	N/A	N/A

Earnings from continuing operations	7.0	5.1	4.0	66.8	23.2
Earnings (loss) from discontinued operations, net of tax	—	0.1	1.1	(60.2)	(88.9)

Net earnings	7.0%	5.2%	5.1%	63.6%	(1.6)%

N/A — Comparative percentages are not meaningful.

Fiscal 2007 compared to Fiscal 2006
Net Revenues
During 2007, revenues increased by $146.4 million, or 21.3%, from $687.8 million to $834.2 million. Foreign currency translation had a positive impact on revenues of $39.4 million for the full year of 2007.
(dollar amounts in millions)

			Dollar Amount	Percentage
			Change	Change
			Fiscal 2007	Fiscal 2007
	December 30,	December 31,	vs.	vs.
Year ended	2007	2006	Fiscal 2006	Fiscal 2006

	(Fiscal 2007)	(Fiscal 2006)
Net revenues:
Shrink Management Solutions	$478.5	$383.9	$94.6	24.6%
Intelligent Labels	259.3	219.4	39.9	18.2
Retail Merchandising	96.4	84.5	11.9	14.1

Net revenues	$834.2	$687.8	$146.4	21.3%

Shrink Management Solutions revenues increased by $94.6 million or 24.6% in 2007 compared to 2006. The positive impact of foreign currency translation was approximately $19.9 million. The increase in revenues was primarily due to an increase in EAS Hardware and CCTV revenues of $29.4 million and $30.5 million, respectively. Shrink Management Solutions revenues also benefited $11.7 million from the Alpha acquisition. EAS Hardware revenue increased $20.7 million in Europe, $5.9 million in Asia Pacific, and $3.9 million in International Americas. The increase in Europe EAS Hardware was due to large chain-wide roll-outs, primarily in France and Spain. The increase in Asia was due primarily to a large chain-wide roll-out in Australia and continued growth in our Hong Kong distribution unit. The International Americas revenue increased due to large chain-wide roll-outs, primarily in Mexico. The CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Intelligent Labels revenues increased by $39.9 million, or 18.2%, over last year. The positive impact of foreign currency translation was approximately $11.4 million. The remaining revenue growth was primarily due to an increase in our CheckNet® business of $30.4 million, partially offset by a decrease in our Library business of $2.6 million. CheckNet® business revenue benefited $22.9 million due to the ADS acquisition and continued the strong growth of its base business during fiscal 2007. Library revenues declined due to the transition period for shifting the business strategy to our new Library Patron Services business model.
Retail Merchandising revenues increased by $11.9 million, or 14.1%, in 2007 compared to 2006. The positive impact of foreign currency translation was approximately $8.0 million. The remaining increase was due primarily to increases in sales of our retail display systems in Europe of $3.1 million and Asia Pacific of $1.2 million.

Gross Profit
During 2007, gross profit increased by $54.3 million, or 18.6%, from $291.7 million to $346.0 million. The benefit of foreign currency translation on gross profit was approximately $15.4 million. Gross profit, as a percentage of net revenues, decreased from 42.4% to 41.5%.
Shrink Management Solutions gross profit increased from 38.9% in 2006 to 39.8% in 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to improved margins in our EAS Hardware business, due to higher volumes which allowed us to leverage fixed field service costs. For fiscal years 2007 and 2006, field service and installation costs were 16.9% and 18.6% of Shrink Management Solutions revenue, respectively.
Intelligent Labels gross profit decreased from 45.9% in 2006 to 42.2% in 2007. This decrease in Intelligent Labels gross profit percentage was primarily due to the increased proportion of the CheckNet® business in the segment with lower margins. CheckNet® margins were further impacted lower than the prior year due to manufacturing inefficiencies and competitive pricing pressures.
Retail Merchandising gross profit decreased from 49.2% in 2006 to 47.9% in 2007. This decrease was due primarily to margin decreases in our retail display business due primarily to pricing pressures.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased $33.9 million, or 14.9%, from $227.0 million in 2006 to $260.9 million in 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $11.5 million. SG&A expenses generated by the recently acquired ADS operations accounted for $10.3 million of the increase over the prior year and SG&A expenses generated by the recently acquired Alpha operations accounted for $2.9 million of the increase over the prior year. In addition, in 2007, $4.4 million of SG&A expenses were recorded related to the CEO transition. The increase was also due to increased sales and marketing expenses to support our higher revenue base, which was partially offset by lower management expenses resulting from our restructuring initiatives.
Research and Development Expenses
Research and development costs were $18.2 million, or 2.2%, of revenues in 2007 and $19.4 million, or 2.8%, in 2006.
Restructuring Expenses
Restructuring expenses were $2.7 million in 2007 compared to $7.0 million in 2006. The current and the prior year expense are detailed in the “Provisions for Restructuring” section.
Litigation Settlement
Litigation expense was $2.3 million for 2006. This was a result of the settlement of a class action suit arising from the anti-trust litigation with ID Security Systems Canada, Inc.
Other Operating Income
In 2007, other operating income of $2.6 million was recorded due to the sale of our Austrian subsidiary. This sale resulted from our plan to move this business to an indirect sales model.
In 2006, other operating income was recorded due to the settlement of a sublease with our tenant in a building under a capital lease and the subsequent cancellation of that lease. The net impact of the sublease income and impairment of the asset was $2.0 million.

Interest Income and Interest Expense
Interest expense for 2007 increased by $0.2 million compared to 2006, primarily due to increased borrowings in 2007 related to the Alpha acquisition. Interest income in 2007 increased by $0.5 million compared to 2006, primarily due to higher monthly cash levels during 2007 compared to 2006.
Other Gain (Loss), net
Other gain (loss), net decreased in 2007 by $0.5 million compared to 2006. Other gain (loss), net was greater in 2006 primarily due to transition services from the sale of our BCS business to SATO.
Income Taxes
The effective rate of tax at December 30, 2007 was 17.2%. At December 31, 2006, the effective tax rate was 16.6%. The 2007 tax rate includes a $1.9 million change in tax reserves, a net valuation allowance benefit of $3.2 million, a $1.0 million tax benefit relating to statutory tax rate changes, and a $0.9 million tax benefit relating to the sale of our Austrian subsidiary. The two main changes to the valuation allowance was a release of $5.4 million relating to state net operating losses and a charge of $2.7 million in connection to our United Kingdom operations. The 2006 effective tax rate was positively impacted by a reduction of valuation allowances and tax reserves of $2.0 million. In addition, the Company recorded a $1.7 million reduction in foreign tax, primarily associated with a change in tax law in Germany.
In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the current and prior years’ financial statements. Without the reduction to our income tax provision our 2007 effective rate would have been 20.3% rather than 17.2%.
Earning from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, for 2007 decreased to $0.4 million from $0.9 million in 2006. The 2006 earnings were primarily due to the $1.4 million gain on the sale of our bar-code business.
Net Earnings
Net earnings were $58.8 million, or $1.44 per diluted share, in 2007, compared to net earnings of $35.9 million, or $0.89 per diluted share, in 2006. The weighted average number of shares used in the diluted earnings per share computation was 40.7 million and 40.2 million for fiscal years 2007 and 2006, respectively.
Fiscal 2006 compared to Fiscal 2005
Net Revenues
During 2006, revenues decreased by $30.2 million or 4.2% from $718.0 million to $687.8 million. Foreign currency translation had a positive impact on revenues of $1.0 million for the full year of 2006.
(dollar amounts in millions)

			Dollar Amount	Percentage
			Change	Change
			Fiscal 2006	Fiscal 2006
	December 31,	December 25,	vs.	vs.
Year ended	2006	2005	Fiscal 2005	Fiscal 2005

	(Fiscal 2006)	(Fiscal 2005)
Net revenues:
Shrink Management Solutions	$383.9	$427.3	$(43.4)	(10.2)%
Intelligent Labels	219.4	200.8	18.6	9.3
Retail Merchandising	84.5	89.9	(5.4)	(6.0)

Net revenues	$687.8	$718.0	$(30.2)	(4.2)%

Shrink Management Solutions revenues decreased by $43.4 million, or 10.2%, in 2006 compared to 2005. The positive impact of foreign currency translation was approximately $0.2 million. The decline in Shrink Management Solutions revenue was attributable to decreases in EAS Hardware revenues of $29.6 million and CCTV revenues of $8.7 million. The decrease of EAS Hardware revenue was primarily due to decreases in the U.S. and Europe of $27.7 million and $7.9 million, respectively, which was partially offset by an increase in Asia Pacific EAS revenues of $5.9 million. The decrease in U.S. revenues can be primarily attributed to large account chain-wide installations during 2005 that did not continue in 2006. The decrease in Europe revenues was due primarily to large chain-wide installations during 2005 without such comparables in 2006, the effects of the restructuring of European sales operations, and the planned move to indirect sales channels in certain markets. The Asia Pacific increase is a result of new chain-wide installations in 2006 and the growth of source tagging. The CCTV decline was due primarily to decreases in the U.S. and Europe of $5.6 million and $4.5 million, respectively. The decrease in U.S. CCTV was due to fewer large account chain-wide roll-outs this year compared to the prior year. The decrease of CCTV in Europe was due primarily to the planned exit from this business in the United Kingdom.

Intelligent Labels revenues increased by $18.6 million, or 9.3%, over last year. The positive impact of foreign currency translation was approximately $0.3 million. The increase in revenues was primarily due to an increase in Check-Net® and Library revenues of $22.9 million and $2.5 million, respectively. The increase in Check-Net® revenues resulted from the expansion of our customer base using our integrated apparel source tag labels. The increase in Intelligent Library Systems revenue was attributable to an increase in installation activity in the U.S.
Retail Merchandising revenues decreased by $5.4 million, or 6.0%, in 2006 compared to 2005. The positive impact of foreign currency translation was approximately $0.6 million. The decrease resulted primarily from the decline of HLS revenues in Europe of $7.4 million, partially offset by an increase in RMS of $1.4 million. The decline in HLS was due primarily to the transition to an indirect sales model in parts of Europe. In addition, the ongoing transition from hand-held price labeling to automated bar-coding and scanning by retailers contributed to the decline in HLS. The increase in RMS was primarily attributable to new large customer orders during the fourth quarter in Europe.
Gross Profit
During 2006, gross profit decreased by $19.8 million, or 6.4%, from $311.5 million to $291.7 million. The benefit of foreign currency translation on gross profit was approximately $0.3 million. The gross profit, as a percentage of net revenues, decreased from 43.4% to 42.4%.
Shrink Management Solutions gross profit decreased from 39.5% in 2005 to 38.9% in 2006. Shrink Management Solutions gross profit percentage was negatively impacted by unfavorable manufacturing variances due to costs to move our systems assembly operations from Puerto Rico to the Dominican Republic coupled with an increase in our inventory reserves. The increase in our inventory reserves were due to aging customer specific inventory. For fiscal years 2006 and 2005, field service and installation costs were 18.6% and 18.8% of Shrink Management Solutions revenues, respectively. The decrease was due primarily to cost reductions and fewer large account chain-wide installations of our EAS products in 2006 than in 2005.
Intelligent Labels gross profit decreased from 47.3% in 2005 to 45.9% in 2006. Intelligent Labels gross profit percentage was negatively impacted by unfavorable manufacturing variances due to higher raw material costs and the cost associated with a new manufacturing process for our RF labels coupled with an increase in our inventory reserves. The increase in our inventory reserves was due to production issues with new label manufacturing processes.
Retail Merchandising gross profit decreased from 53.1% in 2005 to 49.2% in 2006. This decrease, as a percentage of Retail Merchandise revenues, was due primarily to the transition to an indirect sales model in parts of Europe. The reduction in gross profit was substantially offset by a reduction in selling, general and administrative expenses.
Selling, General, and Administrative Expenses
During 2006, selling, general, and administrative expenses decreased $10.7 million, or 4.5%, over 2005. Foreign currency translation increased selling, general, and administrative expenses by approximately $0.4 million. The remaining decrease was due primarily to the impact of our restructuring initiatives, coupled with 2005 expenses which did not repeat in 2006. These 2005 expenses included consulting costs and the write-off of unamortized bank fees associated with the term loan and secured revolving credit facility, resulting from the repayment of the term loan and refinancing of the revolving credit facility. The decreases were offset by stock compensation expense of $5.7 million in 2006 with no such comparable charge in 2005. As a percentage of revenues, selling, general, and administrative expenses decreased to 33.0% in fiscal 2006 from 33.1% in 2005.

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
Interest Income and Interest Expense
Interest expense for 2006 decreased by $0.7 million compared to 2005, primarily due to lower debt levels. Interest income in 2006 increased by $2.6 million compared to 2005, primarily due to an increase in cash associated with the sale of our bar-coding business to SATO.
Other Gain (Loss), net
Other gain (loss), net increased due primarily to transition services from the sale of our BCS business to SATO.
Income Taxes
The tax rate on 2006 continuing operations was 16.6%. The 2006 effective tax rate was positively impacted by a reduction of valuation allowances and tax reserves of $2.0 million. In addition, we recorded a $1.7 million reduction in foreign tax, primarily associated with a change of tax law in Germany. The tax rate on 2005 continuing operations was 29.1%. Included in the 2005 year provision was $2.0 million additional tax cost associated with the repatriation of earnings under the American Jobs Creation Act and a change in tax rates on deferred taxes created by a tax restructuring.
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

Other Matters
Recently Adopted Accounting Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. Additionally, we reclassified $13.9 million of the unrecognized tax benefits, and interest and penalties from income taxes, to other long-term liabilities on our consolidated balance sheet. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million, respectively.
New Accounting Pronouncements and Other Standards
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We expect the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. We will continue to assess the impact on our future financial statements.
In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For Checkpoint, SFAS No. 141R is effective for business combinations occurring after December 30, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial statements.
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 30, 2007, all third party borrowings were in the functional currency of the subsidiary borrower.
We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a zero liability position as of December 30, 2007, and a $0.1 million liability position as of December 31, 2006. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 30, 2007, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $1.2 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.2 million.
Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the U.S.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
Checkpoint Systems, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, and the manner in which it accounts for uncertain tax positions in 2007.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Alpha S-3 and SIDEP from its assessment of internal control over financial reporting as of December 30, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Alpha S-3 and SIDEP from our audit of internal control over financial reporting. Alpha S-3 is a wholly-owned subsidiary whose total assets and total revenues represent 15.6% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007. SIDEP is a wholly-owned subsidiary whose total assets and total revenues represent 4.6% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2008

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,271	$143,394
Restricted cash	—	2,121
Marketable securities	29	—
Accounts receivable, net of allowance of $15,839 and $12,417	221,875	160,463
Inventories	109,329	94,562
Other current assets	42,914	36,199
Deferred income taxes	14,492	10,858

Total Current Assets	506,910	447,597

REVENUE EQUIPMENT ON OPERATING LEASE, net	4,500	4,325
PROPERTY, PLANT, AND EQUIPMENT, net	88,096	67,717
GOODWILL	274,601	187,288
OTHER INTANGIBLES, net	119,294	33,143
DEFERRED INCOME TAXES	28,591	31,416
OTHER ASSETS	9,052	9,705

TOTAL ASSETS	$1,031,044	$781,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$3,756	$6,810
Accounts payable	76,404	49,521
Accrued compensation and related taxes	38,821	27,712
Other accrued expenses	43,469	33,557
Income taxes	4,827	27,811
Unearned revenues	28,576	21,634
Restructuring reserve	4,224	6,786
Accrued pensions — current	4,337	3,730
Other current liabilities	20,401	16,012

Total Current Liabilities	224,815	193,573

LONG-TERM DEBT, LESS CURRENT MATURITIES	91,756	9,724
ACCRUED PENSIONS	80,549	82,602
OTHER LONG-TERM LIABILITIES	31,419	4,125
DEFERRED INCOME TAXES	13,200	16,630
MINORITY INTEREST	977	956
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 41,837,525 and 41,315,581	4,183	4,131
Additional capital	360,684	345,206
Retained earnings	203,717	146,658
Common stock in treasury, at cost, 2,035,912 shares	(20,621)	(20,621)
Accumulated other comprehensive income (loss), net of tax	40,365	(1,793)

TOTAL STOCKHOLDERS’ EQUITY	588,328	473,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,031,044	$781,191

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	December 30,	December 31,	December 25,
Year ended	2007	2006	2005

Net revenues	$834,156	$687,775	$717,992
Cost of revenues	488,184	396,084	406,462

Gross profit	345,972	291,691	311,530
Selling, general, and administrative expenses	260,854	226,958	237,654
Research and development	18,170	19,417	19,108
Asset impairments	—	—	1,396
Restructuring expenses	2,701	7,007	12,570
Litigation settlement	—	2,251	—
Other operating income	2,571	2,025	—

Operating income	66,818	38,083	40,802
Interest income	5,443	4,906	2,338
Interest expense	2,347	2,155	2,862
Other gain (loss), net	662	1,141	(151)

Earnings from continuing operations before income taxes and minority interest	70,576	41,975	40,127
Income taxes	12,174	6,987	11,661
Minority interest, net of tax	(7)	(31)	53

Earnings from continuing operations	58,409	35,019	28,413
Earnings from discontinued operations, net of tax of $351, $1,059, and $3,820	359	903	8,108

Net earnings	$58,768	$35,922	$36,521

Basic Earnings Per Share:
Earnings from continuing operations	$1.46	$.89	$.75
Earnings from discontinued operations, net of tax	.01	.02	.21

Basic Earnings Per Share	$1.47	$.91	$.96

Diluted Earnings Per Share:
Earnings from continuing operations	$1.43	$.87	$.72
Earnings from discontinued operations, net of tax	.01	.02	.21

Diluted Earnings Per Share	$1.44	$.89	$.93

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollar amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 26, 2004	39,841	3,984	309,503	74,215	2,042	(20,678)	12,621	379,645
Net earnings				36,521				36,521
Exercise of stock options and related tax benefit	871	86	13,448					13,534
Stock compensation expense			788					788
Deferred compensation plan	25	3	3,211		(6)	57		3,271
Minimum pension liability adjustment, net of tax							(3,840)	(3,840)
Foreign currency translation adjustment							(33,499)	(33,499)

Balance, December 25, 2005	40,737	4,073	326,950	110,736	2,036	(20,621)	(24,718)	396,420
Net earnings				35,922				35,922
Exercise of stock-based compensation	578	58	8,633					8,691
Tax benefit on stock-based compensation			1,836					1,836
Stock-based compensation expense			5,710					5,710
Deferred compensation plan			2,077					2,077
Adoption of SFAS 158, net of tax							(2,743)	(2,743)
Minimum pension liability adjustment, net of tax							(121)	(121)
Foreign currency translation adjustment							25,789	25,789

Balance, December 31, 2006	41,315	4,131	345,206	146,658	2,036	(20,621)	(1,793)	473,581
Net earnings				58,768				58,768
Exercise of stock-based compensation	522	52	6,670					6,722
Tax benefit on stock-based compensation			881					881
Stock-based compensation expense			6,518					6,518
Deferred compensation plan			1,409					1,409
Cumulative effect of adopting a change in accounting for uncertainties in income taxes (FIN 48)				(1,709)				(1,709)
Amortization of pension plan actuarial losses, net of tax							130	130
Unrealized gain adjustment on marketable securities, net of tax							16	16
Recognized gain on pension, net of tax							6,755	6,755
Foreign currency translation adjustment							35,257	35,257

Balance, December 30, 2007	41,837	$4,183	$360,684	$203,717	2,036	$(20,621)	$40,365	$588,328

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollar amounts in thousands)

	December 30,	December 31,	December 25,
Year ended	2007	2006	2005

Net earnings	$58,768	$35,922	$36,521
Amortization of pension plan actuarial losses, net of tax	130	—	—
Unrealized gain adjustment on marketable securities, net of tax	16	—	—
Recognized gain on pension, net of tax	6,755	—	—
Minimum pension liability adjustment, net of tax	—	(121)	(3,840)
Foreign currency translation adjustment	35,257	25,789	(33,499)

Comprehensive income (loss)	$100,926	$61,590	$(818)

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	December 30,	December 31,	December 25,
Year ended	2007	2006	2005

Cash flows from operating activities:
Net earnings	$58,768	$35,922	$36,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,059	19,504	22,539
Deferred taxes	(7,486)	281	(4,226)
Stock-based compensation	6,518	5,710	788
Excess tax benefit on stock compensation	(755)	(1,685)	—
Provision for losses on accounts receivable	1,846	2,442	2,574
Gain on sublease settlement	—	(1,777)	—
Gain on sale of discontinued operations	(359)	(1,299)	—
Gain on sale of Austria subsidiary	(2,523)	—	—
(Gain) loss on disposal of fixed assets	(193)	262	(1,627)
Impairments of goodwill and long-lived assets	—	—	2,060
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(34,186)	(3,977)	(8,228)
Inventories	2,186	(8,299)	(5,526)
Other current assets	(2,496)	6,207	(10,929)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	17,958	(18,358)	(1,062)
Income taxes	(9,144)	4,904	2,454
Unearned revenues	4,229	(3,930)	(1,797)
Restructuring reserve	(2,958)	(5,668)	7,932
Other current and accrued liabilities	14,507	(7,853)	3,145

Net cash provided by operating activities	66,971	22,386	44,618

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(13,363)	(11,520)	(10,846)
Net cash (outflow) proceeds from the sale of discontinued operations	(2,159)	26,904	—
Acquisitions of businesses, net of cash acquired	(94,522)	(7,353)	(2,026)
Decrease in restricted cash	2,121	—	—
Other investing activities	1,772	(68)	4,351

Net cash (used in) provided by investing activities	(106,151)	7,963	(8,521)

Cash flows from financing activities:
Proceeds from stock issuances	7,174	8,691	11,356
Excess tax benefit on stock compensation	755	1,685	—
Proceeds of short-term debt	2,899	14,200	—
Payment of short-term debt	(8,950)	(9,873)	—
Net change in factoring and bank overdrafts	—	(3,293)	1,612
Proceeds of long-term debt	6,177	—	51,776
Payment of long-term debt	(891)	(18,355)	(83,027)

Net cash provided by (used in) financing activities	7,164	(6,945)	(18,283)

Effect of foreign currency rate fluctuations on cash and cash equivalents	6,893	6,767	(7,285)

Net (decrease) increase in cash and cash equivalents	(25,123)	30,171	10,529
Cash and cash equivalents:
Beginning of year	143,394	113,223	102,694

End of year	$118,271	$143,394	$113,223

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (CheckNet®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications of these products include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Out of Period Adjustments
In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the current and prior years’ financial statements.
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
Fiscal Year
Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2007, 2006, and 2005, are for the 52 weeks ended December 30, 2007, 53 weeks ended December 31, 2006, and for the 52 weeks ended December 25, 2005.
Cash and Cash Equivalents
Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.
Restricted Cash
At December 31, 2006, the Company had $2.1 million in restricted cash related to cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses. During 2007, the Company was released from restriction on the cash received from the divestiture of our barcode businesses and the U.S. hand-held labeling and Turn-O-Matic® businesses upon the finalization of working capital adjustments related to the divestiture.
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
Other Assets
Included in other assets are $1.1 million and $1.0 million of net long-term customer-based receivables at December 30, 2007 and December 31, 2006, respectively.
Deferred Financing Costs
Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 30, 2007 and December 31, 2006 were $0.4 million and $0.6 million, respectively. The financing cost amortization expense was $0.2 million, $0.2 million, and $1.3 million, for 2007, 2006, and 2005, respectively.

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
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions. The following table sets forth the movement in the warranty reserve:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Balance at beginning of year	$5,499	$5,211
Accruals for warranties issued	7,929	3,909
Accruals related to pre-existing warranties, including changes in estimate	—	865

Total accruals	7,929	4,774
Settlement made	(6,155)	(4,580)
Acquisitions / (Divestitures)	309	(236)
Foreign currency translation adjustment	526	330

Balance at end of year	$8,108	$5,499

Royalty Expense
Royalty expenses related to security products approximated $3.7 million, $3.7 million, and $4.1 million, in 2007, 2006, and 2005, respectively. These expenses are included as part of cost of revenues.
Research and Development Costs
Research and development costs are expensed as incurred.
Stock Options
Effective December 26, 2005, we adopted the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) 123R “Share-based Payment”, using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted either after December 25, 2005 or prior to December 26, 2005 but not vested as of that date. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price. The impact on the adoption on the consolidated statement of operations for the year end December 31, 2006, was $5.7 million ($4.2 million, net of tax) or $.10 per diluted share, respectively.

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
The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year ended,	Year ended,	Year ended,
	December 30,	December 31,	December 25,
	2007	2006	2005

Weighted average fair value of grants	$8.88	$11.47	$4.99
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.3659	.4135	.3209
Expected life (in years)	4.56	4.54	3.4
Risk-free interest rate	4.264%	4.55 — 5.07%	2.8 — 4.6%
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the year ended December 25, 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Year ended,
December 25,
(dollar amounts in thousands, except per share amounts)	2005

Net earnings, as reported	$36,521
Add: Stock-based compensation recorded under the instrinsic method, net of tax	271
Less: Stock-based compensation expenses determined under the fair-value method, net of tax	(2,124)

Pro forma net earnings	$34,668

Basic earnings per share:
As reported	$.96
Pro forma	$.91
Diluted earnings per share:
As reported	$.93
Pro forma	$.88
See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
Income Taxes
Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities, using enacted statutory tax rates in effect at the balance sheet date. Changes in enacted tax rates are reflected in the tax provision as they occur. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.
On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 13 for further information related to FIN 48.

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
Accounting for Hedging Activities
We enter into certain foreign exchange forward contracts in order to hedge anticipated rate fluctuations in Western Europe, Canada, Japan and Australia. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.
We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. We had no interest rate swaps in fiscal years 2007, 2006, and 2005.
Recently Adopted Accounting Standards
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.7 million to the January 1, 2007 retained earnings balance. Additionally, we reclassified $13.9 million of the unrecognized tax benefits, and interest and penalties from income taxes to other long-term liabilities on our consolidated balance sheet. As of the adoption date, we had $10.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Also as of the adoption date, we had accrued interest expense and penalties related to the unrecognized tax benefits of $3.8 million and $0.3 million, respectively.
New Accounting Pronouncements and Other Standards
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We expect the impact will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements relating to those notes that currently have components measured at fair value. We will continue to assess the impact on our future financial statements.
In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For Checkpoint, SFAS No. 141R is effective for business combinations occurring after December 30, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial statements.

Note 2. ACQUISITIONS
Alpha Acquisition
On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The contingent payments may be earned if the revenue derived from the S3 business exceeds $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeds $83 million during such period, the Seller will be entitled to the maximum payment of $8 million. If this contingent payment is achieved the amount will increase the goodwill recorded on this acquisition. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility.
The S3 business includes the development, manufacture, distribution, and sale of retail store applied security products requiring removal by store personnel at the cash register.
The purchase price allocation as of the date of acquisition was as follows:
(dollar amounts in thousands)

November 1,
2007
Cash	$67,000
Long-term debt	75,000

Purchase price (1)	142,000

Fair value of net assets acquired:
Accounts receivable	6,986
Inventories	7,007
Other current assets	73
Property, plant, and equipment	9,195
Intangible assets (2)	71,053
Accounts payable	(2,047)
Accrued compensation and related taxes	(810)
Other accrued expenses	(733)

Fair value of the net assets acquired	90,724

Excess cost over net assets acquired	51,276

Adjustment to the realization of deferred tax assets for Checkpoint	(59)
Estimated acquisition costs	568

Goodwill (3)	$51,785

Notes:

(1)	Represents the cash and long-term debt used to finance the acquisition.

(2)	Intangible assets consist of customer relationships ($33.4 million), trade names ($19.4 million), and developed technologies ($18.3 million). The weighted-average useful lives for the customer relationships and developed technologies are approximately 10 years. The intangible assets related to the trade name are deemed to have an indefinite life. The amortization of definite life intangibles are calculated on a straight-line basis.

(3)	Goodwill of $51.8 million was assigned to the Shrink Management Solutions reporting segment. Of that total amount, $51.8 million is expected to be deductible for tax purposes over a 15 year period.
The allocation of the purchase price for the Alpha Acquisition, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, is being finalized and the Company does not expect any material changes to the allocation reflected above. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities. The results of the assets acquired and liabilities assumed in connection with the Alpha Acquisition have been included in the consolidated statement of operations since the closing of the transaction on November 1, 2007, as part of the SMS segment.

The following schedule presents 2007 and 2006 supplemental unaudited pro forma information as if the Alpha Acquisition had occurred on December 26, 2005. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Checkpoint’s future financial condition or operating results will be after giving effect to the Alpha Acquisition and does not reflect actions that may be undertaken by management in integrating these businesses. In addition, this information does not reflect financial and operating benefits Checkpoint expects to realize as a result of the acquisition.

	Pro Forma
	December 30,	December 31,
Year ended	2007	2006

	(unaudited)	(unaudited)
Net revenues	$880,790	$739,033
Earnings from continuing operations	58,225	34,920
Earnings from discontinued operations, net of tax	359	903

Net earnings	$58,584	$35,823

Basic Earnings Per Share:
Earnings from continuing operations	$1.46	$.89
Earnings from discontinued operations, net of tax	.01	.02

Basic Earnings Per Share	$1.47	$.91

Diluted Earnings Per Share:
Earnings from continuing operations	$1.43	$.87
Earnings from discontinued operations, net of tax	.01	.02

Diluted Earnings Per Share	$1.44	$.89

Other Acquisitions in Fiscal 2007
In November 2007, we purchased SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. Upon closing, we also acquired the remaining minority interests in a SIDEP subsidiary, Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. The total purchase price for these acquisitions was $27.9 million, net of cash acquired. The purchase agreement was structured with deferred payments to the minority interest owners of Asialco of $9.3 million. These payments will be paid over a three year period from the date of acquisition and were recorded as a liability on the date of acquisition. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $14.0 million, which is non-deductible for tax purposes. Intangible assets included in this acquisition were $10.7 million. The intangible assets were composed of customer lists ($5.2 million), non-compete agreement ($3.8 million), trademarks ($1.1 million), and technology ($0.6 million). The useful lives were 8 to 13 years for customer lists, 3 years for the non-compete agreement, indefinite for trademarks, and 3 years for technology. The allocation of the purchase price is expected to be finalized during the year 2008. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and Intelligent Labels segment and were not material to the consolidated financial statements.
In May 2007, the Company purchased the business of SSE Southeast, LLC, for $5.1 million plus $1.0 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $1.8 million, which is deductible for tax purposes. We also acquired intangibles of $2.7 million related to customer lists with a useful life of 9 years. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements. The purchase agreement has a working capital adjustment, which will be settled during 2008.

In January 2007, the Company purchased the business of Security Systems Technology, Inc., a privately held company, for $0.8 million plus $0.3 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the final allocation of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.8 million, which is deductible for tax purposes. We also acquired intangibles of $0.2 million related to customer lists with a useful life of 9 years. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.
Pro forma results of operations have not been presented individually or in the aggregate for these acquisitions, described in “Other Acquisitions in Fiscal 2007”, because the effects of these acquisitions were not material to our consolidated financial statements.
Other Acquisitions in Fiscal 2006
In November 2006, the Company purchased ADS Worldwide (ADS), a privately held company, for $7.4 million, net of cash acquired. The transaction was paid in cash. The final allocation of the purchase price resulted in acquired goodwill of $3.4 million, which is non-deductible for tax purposes. We also acquired intangibles of $2.9 million related to customer lists ($1.9 million) and software ($1.0 million). The intangibles have useful lives of 6 years and 4 years, respectively.
Note 3. INVENTORIES
Inventories consist of the following:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Raw materials	$16,352	$14,420
Work-in-process	6,497	4,467
Finished goods	86,480	75,675

Total	$109,329	$94,562

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT
The major classes are:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Revenue equipment on operating lease
Equipment rented to customers	$31,290	$29,331
Accumulated depreciation	(26,790)	(25,006)

Total revenue equipment on operating lease	$4,500	$4,325

Property, plant, and equipment
Land	$8,741	$8,011
Buildings	59,463	46,538
Machinery and equipment	140,982	126,084
Leasehold improvements	11,938	10,684
Construction in progress	4,672	5,389

	225,796	196,706
Accumulated depreciation	(137,700)	(128,989)

Total property, plant, and equipment	$88,096	$67,717

Property, plant, and equipment under capital lease had gross values of $1.7 million and $5.3 million and accumulated depreciation of $0.7 million and $3.5 million, as of December 30, 2007 and December 31, 2006, respectively. Capital leases decreased due to the expiration of a €2.7 million capital lease in December 2007.
Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $15.4 million, $16.2 million, and $17.8 million, for 2007, 2006, and 2005, respectively.

In November 2007, Checkpoint acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, Checkpoint acquired the outstanding debt of Asialco. The Asialco loans have a weighted average interest rate of 7.29% at December 30, 2007, and mature at various times through May 2008. The loans are collateralized by land and buildings with an aggregate carrying value of $6.0 million at December 30, 2007.
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
Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $119.3 million, and $33.1 million as of December 30, 2007 and December 31, 2006, respectively.
The following table reflects the components of intangible assets as of December 30, 2007 and December 31, 2006:

		December 30, 2007		December 31, 2006
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
(dollar amounts in thousands)	(years)	Amount	Amortization	Amount	Amortization

Customer lists	20	$80,104	$26,535	$32,583	$22,116
Trade name	30	52,212	15,695	28,625	13,587
Patents, license agreements	5 to 14	62,716	38,076	40,060	32,761
Other	3 to 6	5,890	1,322	921	582

Total		$200,922	$81,628	$102,189	$69,046

We recorded $5.5 million, $3.2 million, and $3.4 million of amortization expense for 2007, 2006, and 2005, respectively.
Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2008	$11,595
2009	$11,208
2010	$10,453
2011	$8,921
2012	$8,637

Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure we have began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 and 2005 have been reallocated to reflect the segment change.
The changes in the carrying amount of goodwill are as follows:

	Shrink
	Management	Intelligent	Retail
(dollar amounts in thousands)	Solutions	Labels	Merchandising	Total

Balance as of December 25, 2005	$63,429	$38,259	$63,625	$165,313
Acquired during the year	11	5,720	—	5,731
Translation adjustment and other	5,895	3,795	6,554	16,244

Balance as of December 31, 2006	69,335	47,774	70,179	187,288
Acquired during the year	63,584	6,446	—	70,030
Purchase accounting adjustments	—	(2,687)	—	(2,687)
Translation adjustment and other	7,025	4,781	8,164	19,970

Balance as of December 30, 2007	$139,944	$56,314	$78,343	$274,601

During fiscal 2007 and fiscal 2006, we made multiple acquisitions, which impacted goodwill and intangible assets. Please refer to Note 2 of these consolidated financial statements for more information on these acquisitions and their impact.
We perform our annual assessment as of fiscal month end October each fiscal year. The 2007, 2006, and 2005 annual assessments did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense. It is possible that future declines in retail merchandising revenues and profitability may lead to future impairments of the goodwill associated with this segment.
Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT
Short-term borrowings and current portion of long-term debt at December 30, 2007 and at December 31, 2006 consisted of the following:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Overdraft facilities and lines of credit with interest rates ranging from 1.50% to 1.75%(1)	$—	$5,038
Full recourse factoring liabilities	—	774
Current portion of long-term debt	3,756	998

Total short-term borrowings and current portion of long-term debt	$3,756	$6,810

(1)	The weighted average interest rate for 2006 was 1.69%.
At December 31, 2006, the ¥1.0 billion ($8.4 million) short-term revolving loan facility had an outstanding balance of ¥600 million ($5.0 million) and availability of ¥400 million ($3.4 million). During the first quarter of 2007, the senior unsecured revolving credit facility increased by $6.0 million. The proceeds from these borrowings were used to repay the borrowings under our Japanese short-term line of credit.
At December 31, 2006, the Company had a full recourse factoring arrangement with Mitsubishi UFJ Factoring Co., Ltd., in which the arrangements were secured by trade receivables. As of December 31, 2006, the face amount of receivables sold and not yet collected were $0.8 million. During the first quarter of 2007, the remaining full recourse factoring liability was paid in full.
Note 7. LONG-TERM DEBT
Long-term debt at December 30, 2007 and December 31, 2006 consisted of the following:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$91,496	$9,067
Asialco loans maturing in 2008	3,418	—
€2.7 million capital lease maturing in 2007	—	469
Other capital leases with maturities through 2012	598	1,186

Total(1)	95,512	10,722
Less current portion	3,756	998

Total long-term portion	$91,756	$9,724

(1)	The weighted average interest rates for 2007 and 2006 were 4.9% and 1.8%, respectively.
In November 2007, Checkpoint acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, Checkpoint acquired $3.4 million (25 million RMB) of outstanding debt of Asialco. The Asialco loans have a weighted average interest rate of 7.29% at December 30, 2007, and mature at various times through May 2008. The loans are collateralized by land and buildings with an aggregate carrying value of $6.0 million at December 30, 2007.

In November 2007, we acquired the Alpha S3 business. As part of the funding for this acquisition, we borrowed $75.0 million under our unsecured multi-currency revolving credit facility. The borrowing was composed of $55.0 million under the U.S. portion of our revolver and $20.0 million (€13.9 million) under the German portion of this revolver.
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
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999. In connection with the refinancing, we borrowed $60.0 million to repay the outstanding principal, interest and fees and expenses associated with the extinguishment of the previous credit facility. In the first quarter of 2005, we recorded a $1.1 million charge for the unamortized fees from the extinguished credit facility. At December 30, 2007, we had $91.5 million outstanding under this facility. Our available line of credit under this agreement is $57.3 million. Our availability under this facility was reduced by letters of credit totaling $1.2 million.
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
The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of December 30, 2007, we were in compliance with all covenants.
The aggregate maturities on all long-term debt (including current portion) are:

		Capital	Total
(dollar amounts in thousands)	Debt	Leases	Debt

2008	$3,418	$338	$3,756
2009	—	221	221
2010	91,496	24	91,520
2011	—	11	11
2012	—	4	4
Thereafter	—	—	—

Total	$94,914	$598	$95,512

Note 8. STOCK-BASED COMPENSATION
At December 30, 2007, we had stock-based employee compensation plans as described below. For the years ended December 30, 2007, and December 31, 2006, the total compensation expense (included in selling general, and administrative expense) related to these plans was $6.5 million and $5.7 million ($4.6 million and $4.2 million, net of tax) or $.11 and $.10 per diluted share, respectively. Prior to December 26, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company recognized compensation expense only when it granted options with a discounted exercise price.
On December 27, 2007, there was a change of our President and CEO. As a result of this management transition and in accordance with the former CEO’s contract, we recorded a one-time charge of $1.4 million ($1.0 million, net of tax), or $0.02 per diluted share, related to stock compensation costs associated with the former CEO. This charge was recorded in the fourth quarter of 2007.

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
Stock Plans
On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available at that time under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. No further awards will be issued under the 1992 plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of December 30, 2007, there were 1,625,808 shares available for grant under the 2004 plan.
Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 30, 2007, there were no shares available for grant under the 1992 Plan.
On December 27, 2007, we adopted a stand alone inducement stock option plan authorizing the issuance of options to purchase up to 270,000 shares of our common stock, which were granted to the newly elected President and CEO of the Company in connection with his hire. The non-qualified stock options provide for three vesting instances: 60% on December 31, 2010; 20% on December 31, 2011; and 20% on December 31, 2012. The options also have a market condition. The market condition specifies that any unvested tranche will vest immediately as soon as the Company’s stock price exceeds 200% of the December 27, 2007, strike price of $22.71. In addition, there were 230,000 shares issued out of our Omnibus Incentive Compensation Plan with similar vesting and market based criteria as described above.
To determine the fair value of stock options with market conditions we used the Monte Carlo simulation lattice model using the following assumptions: (i) expected volatility of 37.04%, (ii) risk-free rate of 4.1%, (iii) expected term of 10 years, and (iv) an expected dividend yield of zero. The weighted average fair value of the stock options with market conditions was $12.43 per share.
During fiscal 2005, we initiated a Long-Term Incentive Plan (LTIP). Under this plan, restricted stock units (RSUs) were awarded to eligible executives. The number of shares for these units varies based on the Company’s operating income and operating margin. These units cliff vest at the end of fiscal 2007. At December 30, 2007, the Company did not achieve the operating margin required by the plan and as a result no RSUs were earned under this plan. During 2007, $0.4 million of previously recognized compensation cost was reversed related to the 2005 LTIP.
During fiscal 2006, we expanded the scope of the LTIP. Under the expanded plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $28.89 per share. For fiscal year 2007, $0.7 million was charged to compensation expense. As of December 30, 2007, total unamortized compensation expense for this grant was $0.6 million with a weighted average remaining term of 1 year. As of December 30, 2007, 34,996 units vested at a grant price of $28.89 per share in accordance with the former CEO’s retirement plan. The remaining maximum achievable RSUs outstanding under this plan are 214,932 units. These RSUs reduce the shares available to grant under the 2004 Plan.

The LTIP plan was further expanded during fiscal 2007. Under the 2007 LTIP plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s revenue and earnings per share. These units cliff vest at the end of fiscal 2009. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $23.91 per share. For fiscal year 2007, $1.1 million was charged to compensation expense. As of December 30, 2007, total unamortized compensation expense for this grant was $2.1 million with a weighted average remaining term of 2 years. As of December 30, 2007, 20,000 units vested at a grant price of $23.91 per share in accordance with the former CEO’s retirement plan. The remaining maximum achievable RSUs outstanding under this plan are 211,769 units. These RSUs reduce the shares available to grant under the 2004 Plan.
On December 4, 2007, RSUs were awarded to certain key employees of the Company’s Alpha Security Products Division as part of the LTIP plan. The number of shares for these units varies based on the Company’s Alpha product revenues. These units have the potential to vest 33% per year, over a three year period ending at the end of fiscal 2010. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $21.84 per share. For fiscal year 2007, $17,000 was charged to compensation expense. As of December 30, 2007, total unamortized compensation expense for this grant was $0.6 million. As of December 30, 2007, the maximum achievable RSUs outstanding under this plan are 53,200 units. These RSUs reduce the shares available to grant under the 2004 Plan.
Stock Options
Option activity under the principal option plans as of December 30, 2007 and changes during the year then ended were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2006	3,154,517	$16.28	6.03	$15,274
Granted	836,526	23.22
Exercised	(388,966)	16.42
Forfeited or expired	(196,175)	25.30

Outstanding at December 30, 2007	3,405,902	17.45	6.21	28,950

Vested and expected to vest at December 30, 2007	2,925,521	16.50	5.71	27,546

Exercisable at December 30, 2007	2,380,524	15.02	4.98	25,797

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 30, 2007, December 31, 2006, and December 25, 2005, was $3.1 million, $5.8 million, and $7.9 million, respectively.

As of December 30, 2007, $4.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.1 years.
Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 30, 2007 was $7.2 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.7 million and $1.9 million for the fiscal years ended December 30, 2007 and December 31, 2006. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.
Restricted Stock Units
In 2006 and 2007, we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.
Nonvested service-based restricted stock units as of December 30, 2007 and changes during the year ended December 30, 2007 were as follows:

		Weighted-
	Number of	Average Vest	Weighted-
	Shares	Date	Average Grant
	(in thousands)	(in years)	Date Fair Value

Nonvested at December 31, 2006	197,672	1.37	$26.24
Granted	231,312		$24.59
Vested	(29,637)		$28.65
Forfeited	(22,961)		$25.33

Nonvested at December 30, 2007	376,386	1.48	$32.70

Vested and expected to vest at December 30, 2007	184,794	1.20

Vested at December 30, 2007	70,000	—

The total fair value of restricted stock awards vested during 2007 was $0.8 million. Prior to 2007, no restricted stock awards had vested. As of December 30, 2007, there was $3.4 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments in 2007, 2006, and 2005, included payments for interest of $2.1 million, $2.0 million, and $3.7 million, and income taxes of $18.7 million, $13.6 million, and $29.8 million, respectively.
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

Business Acquisitions
(dollar amounts in thousands)

December 30,
2007
Fair value of tangible assets acquired, less cash acquired	$45,883
Goodwill and identified intangible assets	155,239
Liabilities assumed	(31,601)
Borrowings to fund debt	(75,000)

Cash paid for acquisitions	$94,521

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
The components of accumulated other comprehensive income at December 30, 2007 and at December 31, 2006 are as follows:

(dollar amounts in thousands)	2007	2006

Actuarial losses on pension plans, net of tax	$(2,883)	$(9,225)
Unrealized gain adjustment on marketable securities, net of tax	16	—
Foreign currency translation adjustment	43,232	7,432

Total	$40,365	$(1,793)

Note 11. EARNINGS PER SHARE
For fiscal years 2007, 2006, and 2005, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

	December 30,	December 31,	December 25,
(Amounts in thousands, except per share data)	2007	2006	2005

Basic earnings available to common stockholders:
Net earnings available to common stockholders from continuing operations	$58,409	$35,019	$28,413

Diluted earnings available to common stockholders from continuing operations	$58,409	$35,019	$28,413

Shares:
Weighted average number of common shares outstanding	39,550	39,136	38,072
Shares issuable under deferred compensation agreements	311	240	157

Basic weighted average number of common shares Outstanding	39,861	39,376	38,229
Common shares assumed upon exercise of stock options and awards	853	839	832
Shares issuable under deferred compensation arrangements	10	18	14

Dilutive weighted average number of common shares outstanding	40,724	40,233	39,075

Basic Earnings per Share:
Earnings from continuing operations	$1.46	$.89	$.75
Earnings from discontinued operations, net of tax	.01	$.02	$.21

Basic earnings per share	$1.47	$.91	$.96

Diluted Earnings per Share:
Earnings from continuing operations	$1.43	$.87	$.72
Earnings from discontinued operations, net of tax	.01	$.02	$.21

Diluted earnings per share	$1.44	$.89	$.93

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.
The number of anti-dilutive common share equivalents for the years ended December 30, 2007, December 31, 2006, and December 25, 2005 were as follows:

	December 30,	December 31,	December 25,
(Share amounts in thousands)	2007	2006	2005

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	524	541	423
Note 12. DISCONTINUED OPERATIONS
On January 30, 2006, the Company completed the sale of its global barcode businesses included in our Intelligent Labels segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Shrink Management Solutions segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.3 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. During fiscal 2007, the post closing adjustments have been finalized and an additional gain of $0.4 million, net of tax, was recorded in discontinued operations.
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the years ended December 30, 2007, December 31, 2006, and December 25, 2005 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:

	December 30,	December 31,	December 25,
(dollar amounts in thousands)	2007	2006	2005

Net revenue	$—	$7,446	$98,118
Gross profit	—	1,433	26,908
Selling, general, & administrative expense	—	2,239	13,901
Research and development	—	—	415
Asset impairment	—	—	—
Goodwill impairment	—	—	664

Operating (loss) income	—	(806)	11,928
Gain on disposal	710	2,768	—

Earnings from discontinued operations before income taxes	710	1,962	11,928
Income taxes	351	1,059	3,820

Earnings from discontinued operations, net of tax	$359	$903	$8,108

Note 13. INCOME TAXES
The domestic and foreign components of earnings from continuing operations before income taxes and minority interest are:

(dollar amounts in thousands)	2007	2006	2005

Domestic(1)	$4,730	$(778)	$24,877
Foreign	65,846	42,753	15,250

Total	$70,576	$41,975	$40,127

(1)	The domestic component includes the earnings of our operations in Puerto Rico in 2005.

Provision for income taxes — continuing operations:

(dollar amounts in thousands)	2007	2006	2005

Currently payable
Federal	$(1,240)	$(760)	$6,292
State	981	582	921
Puerto Rico	1,058	(58)	(636)
Foreign	18,255	7,645	9,310

Total currently payable	19,054	7,409	15,887
Deferred
Federal	(80)	1,315	(1,370)
State	(5,493)	—	—
Puerto Rico	(9)	(121)	171
Foreign	(1,298)	(1,616)	(3,027)

Total deferred	(6,880)	(422)	(4,226)

Total provision	$12,174	$6,987	$11,661

Deferred tax assets/liabilities at December 30, 2007 and December 31, 2006 consist of:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Inventory	$7,963	$5,475
Accounts receivable	3,305	2,804
Net operating loss and foreign tax credit carryforwards	44,743	51,782
Restructuring	350	268
Deferred revenue	454	665
Pension	6,401	10,748
Warranty	1,529	1,007
Deferred compensation	2,194	1,358
Stock based compensation	2,647	1,293
Valuation allowance	(27,572)	(34,510)

Deferred tax assets	42,014	40,890

Depreciation	(724)	1,529
Intangibles	9,980	12,168
Other	2,658	2,481
Withholding tax liabilities	1,031	1,031

Deferred tax liabilities	12,945	17,209

Net deferred tax asset	$29,069	$23,681

Net earnings generated by the operations of our Puerto Rico subsidiary were partially exempt from Federal income taxes under Section 936 of the Internal Revenue Code in 2005 and are substantially exempt from Puerto Rico’s income taxes. The tax exemption related to Section 936 expired on December 31, 2005.
At December 31, 2007, the deferred tax asset related to net operating loss carryforwards is $38.6 million. The deferred tax asset related to foreign net operating losses is $32.3 million which is offset by a valuation allowance of $25.4 million. In 2007, we completed legal restructuring which enabled the release of a $5.4 million valuation allowance on state net operating losses. The deferred tax asset related to state net operating losses is $6.3 million which is partially offset by a valuation allowance of $0.9 million. The state net operating loss carryforwards have expiration dates ranging from 2008 to 2028.
The tax effect of foreign net operating losses includes $3.8 million which was acquired in connection with the acquisition of ID Systems Group, Actron Group Limited, and Meto AG. If the tax benefit of the ID Systems Group, Actron Group Limited and Meto AG foreign net operating losses is realized, it will be applied to the goodwill that was recorded with the acquisitions. Foreign net operating loss carryforwards of $1.3 million, have expiration dates ranging from 2008 to 2016 and the remaining portion carries forward indefinitely. We have U.S. and U.K. foreign tax credit carryforwards of $5.4 million. The U.S. credits of $5.2 million have expiration dates ranging from 2012 to 2015. The company expects to fully realize the benefit of the U.S. foreign tax credit carryforwards.

At December 31, 2007, unremitted earnings of subsidiaries outside the United States totaling $76 million were deemed to be permanently reinvested. No deferred tax liability has been recognized with regards to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States. Earnings are deemed repatriated from our Japan Manufacturing subsidiary. The total effect on income tax expense is a benefit of $0.8 million.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive in 2005 for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the fourth quarter, 2005, we repatriated $14.0 million under the Act, resulting in additional income tax of $0.4 million.
In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the current and prior years’ financial statements. Without the reduction to our income tax provision our 2007 effective rate would have been 20.3% rather than 17.2%.
A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(dollar amounts in thousands)	2007	2006	2005

Tax provision at the statutory Federal income tax rate	$24,702	$14,692	$14,044
Tax exempt earnings of subsidiary in Puerto Rico	—	—	(1,467)
Non-deductible permanent items	(165)	260	485
State and local income taxes, net of Federal benefit	634	186	599
Benefit from extraterritorial income	—	(70)	(619)
Foreign losses for which no tax benefit recognized	1,348	801	626
Foreign rate differentials	(12,028)	(6,982)	(3,744)
Tax settlements	—	—	(452)
Potential tax contingencies	1,984	(1,528)	179
Change in valuation allowance	(4,527)	(453)	180
Tax restructuring and AJCA repatriation	—	—	2,039
Stock based compensation	384	308	—
Other	(158)	(227)	(209)

Tax provision at the effective tax rate	$12,174	$6,987	$11,661

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	2007

Gross unrecognized tax benefits at January 1, 2007	$10,197
Increases in tax positions for prior years	384
Decreases in tax positions for prior years	—
Increases in tax positions for current year	1,128
Settlements	—
Acquisition Reserves	1,063
Lapse in statute of limitations	(58)

Gross unrecognized tax benefits at December 31, 2007	$12,714

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of $1.7 million to the January 1, 2007, retained earnings opening balance. During fiscal year end December 30, 2007, unrecognized tax benefits of $1.0 million were recorded as part of the purchase accounting for the ADS and SIDEP acquisitions. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.7 million at December 30, 2007. We accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During fiscal year ending December 30, 2007, we accrued $0.6 million for interest and penalties. At December 30, 2007, we had accrued interest and penalties related to unrecognized tax benefits of $4.9 million.
We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $1.0 million to $1.7 million. The examination phase of the Australian audit was favorably concluded in January 2008. As a result, a $1.0 million decrease in Unrecognized Tax Benefits will be reported in the first quarter of 2008.

We are currently under audit in the following jurisdictions: United States 2005 - 2006, various U.S. state jurisdictions, Germany 2002 - 2004, India 2006, Netherlands 2002 - 2004, and the United Kingdom 2001 - 2005.
Note 14. EMPLOYEE BENEFIT PLANS
Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.0 million, $1.0 million, and $1.2 million, in 2007, 2006, and 2005, respectively.
Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.
During fiscal 2005, we initiated a 423(b) Employee Stock Purchase Plan, which was adopted by the shareholders at the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85 percent of the fair market value on the offering date or the exercise date of the offering period, whichever is lower. Our expense for this plan in fiscal 2007, 2006 and 2005 was $0.2 million, $0.2 million, and $0.2 million, respectively. As of December 30, 2007, there were 126,731 shares authorized and available to be issued. During fiscal year 2007, 52,352 shares were issued under this plan as compared to 45,680 shares in 2006 and 25,237 shares in 2005.
We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2007, 2006, and 2005 were approximately $0.4 million, $0.4 million, and $0.3 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.
The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $0.1 million for fiscal years 2007, 2006, and 2005.
Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 12% of the total workforce at December 30, 2007. The benefits accrue according to the length of service, age, and remuneration of the employee.
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

The amounts recognized in accumulated other comprehensive income at December 30, 2007, and December 31, 2006, consist of:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Transition obligation	$633	$691
Prior service costs	26	26
Actuarial losses	5,456	13,976

Total	6,115	14,693
Deferred tax	(3,232)	(5,468)

Net	$2,883	$9,225

The amounts included in accumulated other comprehensive income at December 30, 2007 and expected to be recognized in net periodic pension cost during the years ended December 28, 2008 are as follows:

December 30,
(dollar amounts in thousands)	2007

Transition obligation	$137
Prior service costs	3
Actuarial gain	(43)

Total	$97

The Company does not expect to have any plan assets returned during the year ended December 28, 2008.
The pension plans included the following net cost components:

(dollar amounts in thousands)	2007	2006	2005

Service cost	$1,420	$1,350	$1,380
Interest cost	4,094	3,505	3,837
Expected return on plan assets	(144)	(144)	(4)
Amortization of actuarial loss	477	569	32
Amortization of transition obligation	128	117	116
Amortization of prior service costs	2	2	2

Net periodic pension cost	5,977	5,399	5,363
Settlement (gain) loss	(462)	736	—
Special termination benefit recognized	—	226	—
Curtailment gain	—	(337)	(664)

Total pension expense	$5,515	$6,024	$4,699

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Change in benefit obligation
Net benefit obligation at beginning of year	$89,566	$83,312
Service cost	1,420	1,350
Interest cost	4,094	3,505
Actuarial (gain)	(10,082)	(274)
Gross benefits paid	(6,925)	(3,570)
Plan settlements	(91)	(3,849)
Curtailment gain	—	(337)
Special termination benefits	—	226
Divestment	(1,165)	—
Acquisition	118	—
Foreign currency exchange rate changes	9,405	9,203

Net benefit obligation at end of year	$86,340	$89,566

Change in plan assets
Fair value of plan assets at beginning of year	$3,234	$3,440
Actual return on assets	(613)	(202)
Employer contributions	5,534	7,058
Gross benefits paid	(6,925)	(3,570)
Plan settlements	—	(3,849)
Foreign currency exchange rate changes	224	357

Fair value of plan assets at end of year	$1,454	$3,234

Reconciliation of funded status

Funded status at end of year	$(84,886)	$(86,332)

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$4,337	$3,730
Accrued pensions	80,549	82,602

Net amount recognized at end of year	$84,886	$86,332

Other comprehensive income attributable to change in additional minimum liability recognition	—	$681
Accumulated benefit obligation at end of year	$81,824	$83,768

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Projected benefit obligation	$86,340	$88,682
Accumulated benefit obligation	$81,824	$83,768
Fair value of plan assets	$1,454	$3,234

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 30,	December 31,
	2007	2006

Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	5.50%	4.50%
Expected rate of increase in future compensation levels	2.50%	2.50%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	4.50%	4.25%
Expected rate of return on plan assets	3.80%	3.80%
Expected rate of increase in future compensation levels	2.50%	2.50%
Measurement Date:	December 30,	December 31,
	2007	2006

(1)	Represents the weighted average rate for all pension plans.
In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 5.50% and 4.50% for 2007 and 2006, respectively.
The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.80% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.
The benefits expected to be paid over the next five years and the five aggregated years after:

(dollar amounts in thousands)

2008	$4,391
2009	4,454
2010	4,997
2011	4,802
2012	5,524
2013 through 2017	$27,593
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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of December 30, 2007, we had currency forward exchange contracts totaling approximately $13.8 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
During the second quarter of 2007, the Company entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of this foreign currency option contract, which is not designated as a hedge, are recorded in earnings immediately. The premium paid on the option contract was $73 thousand. The foreign currency option contract expired on December 28, 2007. The fair market value on this option at the expiration date was zero.
Aggregate foreign currency transaction gains (loss) in 2007, 2006, and 2005, were $0.3 million, $(0.4) million, and $(0.2) million, respectively, and are included in other gain, net on the consolidated statements of operations.
Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 30, 2007.
Fair Values
The following table presents the carrying amounts and fair values of our financial instruments at December 30, 2007 and December 31, 2006:

	December 30, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt (including current maturities and excluding capital leases)(1)	$94,914	$94,914	$9,067	$9,067

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.
Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The senior unsecured credit facility maturity date is in the year 2010. The Asialco loans mature at various times through May 2008.
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
For the year ended December 30, 2007, a net charge of $2.8 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of $2.0 million of lease termination and related costs and $1.2 million of severance accruals, partially offset by $0.4 million related to settlements on pension liabilities resulting from employees who left due to the restructuring plan. The lease termination costs were $1.9 million of termination costs and $0.1 million of impairment on leasehold improvements. All lease terminations costs were paid as of December 30, 2007.

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
The total number of employees affected by the restructuring were 792, of which 761 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $24 million to $26 million, of which $25 million has been incurred and $22 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
Restructuring accrual activity was as follows:

Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
(dollar amounts are in thousands)	of Year	Earnings	Earnings	Payments	Changes	12/30/07

Fiscal 2007
Severance and other employee-related charges	$6,786	$2,096	$(881)	$(5,287)	$301	$3,015

Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
(dollar amounts are in thousands)	of Year	Earnings	Earnings	Payments	Changes	12/31/06

Fiscal 2006
Severance and other employee-related charges	$10,121	$9,140	$(1,225)	$(11,989)	$739	$6,786

Included in the 2006 restructuring liability is a $0.7 million litigation settlement accrual related to employees previously terminated according to the restructuring plan in certain countries.
2003 Restructuring Plan
During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 plan.
During 2006, we reversed $0.8 million related to the 2003 plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.
During 2005, we reversed $1.0 million of previously accrued severance related to the 2003 plan.
Acquisition Restructuring
Restructuring Costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.

Note 17. COMMITMENTS AND CONTINGENCIES
We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $26.7 million, $14.7 million, and $17.0 million, in 2007, 2006, and 2005, respectively.
Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 30, 2007 are:

	Capital	Operating
(dollar amounts in thousands)	Leases	Leases	Total

2008	$385	$12,970	$13,355
2009	251	10,629	10,880
2010	25	7,730	7,755
2011	11	4,758	4,769
2012	4	2,886	2,890
Thereafter	—	5,161	5,161

Total minimum lease payments	676	$44,134	$44,810
Less: amounts representing interest	78

Present value of minimum lease payments	$598

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
Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.
On June 22, 2006, the Company settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million in fiscal 2006. As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.
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

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 and 2005 have been conformed to reflect the segment change.
Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:
i	Shrink Management Solutions — includes electronic article surveillance (EAS) systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.

ii	Intelligent Labels — includes electronic article surveillance labels, Check-Net® (service bureau), intelligent library systems, and radio frequency identification (RFID) tags and labels.

iii	Retail Merchandising — includes hand-held labeling systems (HLS) and retail display systems (RDS).
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The business segment information set forth below is that viewed by the chief operating decision maker:
(A) Business Segments

(dollar amounts in thousands)	2007		2006		2005

Business segment net revenue:
Shrink Management Solutions	$478,526		$383,932		$427,321
Intelligent Labels	259,282		219,389		200,786
Retail Merchandising	96,348		84,454		89,885

Total	$834,156		$687,775		$717,992

Business segment gross profit:
Shrink Management Solutions	$190,379		$149,505		$168,820
Intelligent Labels	109,487		100,654		94,963
Retail Merchandising	46,106		41,532		47,747

Total gross profit	345,972		291,691		311,530
Operating expenses	279,154	(1)	253,608	(2)	270,728 (3)
Interest income (expense), net	3,096		2,751		(524)
Other gain (loss), net	662		1,141		(151)

Earnings from continuing operations before income taxes and minority interest	$70,576		$41,975		$40,127

Business segment total assets:
Shrink Management Solutions	$548,071		$346,531
Intelligent Labels	334,865		296,659
Retail Merchandising	148,108		138,001

Total	$1,031,044		$781,191

(1)	Includes a $2.7 million restructuring charge, a $4.4 million charge related to our CEO transition, and a $2.6 million gain from the sale of our Austria subsidiary.

(2)	Includes a $7.0 million restructuring charge, a $2.3 million litigation settlement charge, and a $2.0 million gain from the settlement of a capital lease.

(3)	Includes $12.6 million restructuring charge and a $1.4 million impairment charge.
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

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2007, 2006, and 2005:

	United States
	and		International	Asia
(dollar amounts in thousands)	Puerto Rico	Europe	Americas	Pacific	Total

2007
Net revenues from unaffiliated customers	$275,173	$412,416	$37,164	$109,403	$834,156
Gross profit	124,862	161,457	10,230	49,423	345,972
Long-lived assets	$156,502	$262,377	$8,646	$58,966	$486,491

2006
Net revenues from unaffiliated customers	$237,108	$340,171	$31,048	$79,448	$687,775
Gross profit	102,987	136,534	12,269	39,901	291,691
Long-lived assets	$42,809	$215,907	$5,549	$28,208	$292,473

2005
Net revenues from unaffiliated customers	$270,174	$346,513	$29,885	$71,420	$717,992
Gross profit	113,460	155,799	9,612	32,659	311,530
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

Note 21. QUARTERLY INFORMATION (UNAUDITED)
(dollar amounts in thousands, except per share data)
QUARTERS (unaudited)

	First		Second		Third	Fourth		Year

2007
Net revenues	$171,202		$195,702		$204,589	$262,663		$834,156
Gross profit	70,279		82,995		85,648	107,050		345,972
Earnings from continuing operations	4,966	(1)	14,574	(2)	14,347	24,522	(3)(4)	58,409
Net earnings	4,966	(1)	15,097	(2)	14,338	24,367	(3)(4)	58,768
Earnings per share from continuing operations:
Basic	$.13		$.37		$.36	$.61		$1.46
Diluted	$.12		$.36		$.35	$.60		$1.43
Net earnings per share:
Basic	$.13		$.38		$.36	$.61		$1.47
Diluted	$.12		$.37		$.35	$.59		$1.44

	First		Second		Third		Fourth		Year

2006
Net revenues	$139,993		$163,863		$167,622		$216,297		$687,775
Gross profit	56,358		69,646		71,596		94,091		291,691
Earnings from continuing operations	30	(5)	4,674	(7)	11,712	(8)	18,603	(9)	35,019
Net earnings	1,603	(6)	4,619	(7)	11,700	(8)	18,000	(9)	35,922
Earnings per share from continuing operations:
Basic	$—		$.12		$.30		$.47		$.89
Diluted	$—		$.11		$.29		$.46		$.87
Net earnings per share:
Basic	$.04		$.12		$.30		$.46		$.91
Diluted	$.04		$.11		$.29		$.45		$.89

(1)	Includes a $0.3 million restructuring charge (net of tax).

(2)	Includes a $0.2 million restructuring charge (net of tax).

(3)	Includes a $2.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), and a $2.5 million gain from the sale of our Austria subsidiary (net of tax).

(4)	Includes a $2.1 million out of period adjustment related to income taxes (see Note 1 “ Out of Period Adjustments” for more information).

(5)	Includes a $0.1 million restructuring charge (net of tax).

(6)	Includes a $1.4 million (net of tax) gain from the disposal of our bar-code business.

(7)	Includes a $0.4 million restructuring charge (net of tax) and a $1.5 million litigation settlement charge (net of tax).

(8)	Includes a $1.2 million restructuring charge (net of tax).

(9)	Includes a $3.1 million restructuring charge (net of tax) and $1.1 million (net of tax) gain from the settlement of a capital lease.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no changes or disagreements to report under this item.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 30, 2007.
Management’s Annual Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2007 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2007.
The scope of management’s assessment of internal control over financial reporting as of December 30, 2007 excluded Alpha S-3 and SIDEP, because they were acquired in purchase business combinations in November 2007. Alpha S-3 represented 15.6% of total assets at December 30, 2007, and generated 1.3% of total revenue during fiscal year 2007. SIDEP represented 4.6% of total assets at December 30, 2007, and generated 0.5% of total revenue during fiscal year 2007.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
The following are changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:
During the quarter ended December 30, 2007, management implemented changes to our internal control over financial reporting to remediate a material weakness relating to our financial reporting and close process pursuant to which, as previously reported, our controls were not effective to monitor the financial position and results of operations of subsidiaries and to accurately record non-routine and non-systematic transactions in accordance with accounting principles generally accepted in the United States of America. These remediation efforts, which are now concluded, involved (i) during the fourth quarter ended December 30, 2007, supplementing our financial reporting and close procedures to enhance the focus on complex transaction activity determined to present a relatively higher degree of risk; (ii) during the fourth quarter ended December 30, 2007, implementing formal procedures of detailed reviews of subsidiary financial results, conducted by regional controllers and other qualified personnel; (iii) during the fourth quarter ended December 30, 2007, expanding our internal audit function’s substantive testing at the subsidiary level with greater emphasis on such transactions; and (iv) during the third quarter ended September 30, 2007, expanding the training of all key finance personnel in corporate, regional and subsidiary reporting teams in the application of accounting principles generally accepted in the United States of America and the company’s accounting policies and procedures.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 5, 2008, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

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
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 5, 2008, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Note that the sections of our Definitive Proxy Statement entitled “Compensation and Stock Option Committee Report on Executive Compensation” pursuant to Regulation S-K Item 402 (a)(9) are not deemed “soliciting material” or “filed” as part of this report.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 5, 2008, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 5, 2008, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 5, 2008, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:
1.	The following consolidated financial statements of Checkpoint Systems, Inc. were included in Item 8

Consolidated Balance Sheets as of December 30, 2007 and December 30, 2006

Consolidated Statements of Operations for each of the years in the three-year period ended December 30, 2007

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 30, 2007

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 30, 2007

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 30, 2007

Notes to Consolidated Financial Statements

2.	The following consolidated financial statements schedules of Checkpoint Systems, Inc. is included

Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on February 28, 2008.

CHECKPOINT SYSTEMS, INC.

/s/ Robert P. van der Merwe

President and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ George W. Off	Chairman of the Board of Directors	February 28, 2008

/s/ Robert P. van der Merwe	President and Chief Executive Officer	February 28, 2008

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	February 28, 2008

/s/ William S. Antle, III	Director	February 28, 2008

/s/ George Babich, Jr.	Director	February 28, 2008

David W. Clark, Jr.	Director	February 28, 2008

/s/ Harald Einsmann	Director	February 28, 2008

/s/ R. Keith Elliott	Director	February 28, 2008

/s/ Alan R. Hirsig	Director	February 28, 2008

/s/ Jack W. Partridge	Director	February 28, 2008

/s/ Sally Pearson	Director	February 28, 2008

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference Item 5.03, Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Item 5.03, Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 4.1	Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant’s 1996 Form 10-K filed with the SEC on March 17, 1997.

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of March 2, 2007 is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2007.

Exhibit 10.1*	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item(a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

Exhibit 10.3*	Amended and Restated Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 22, 1996, is incorporated by reference.

Exhibit 10.4	Credit Agreement dated March 4, 2005, by and among Registrant, Wachovia Bank N.A., as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on March 9, 2005.

Exhibit 10.5*	Employment Agreement with George W. Off is incorporated by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on November 12, 2002.

Exhibit 10.6*	Employment Agreement with W. Craig Burns is incorporated herein by reference to Item 6(a), Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.7*	Employment Agreement with John E. Davies, Jr. is incorporated herein by reference to Item 6(a), Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.8*	First Amendment to Employment Agreement with John E. Davies, Jr. is incorporated by reference to Item 6(a), Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.9*	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.10*	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.11*	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.12*	2004 Omnibus Incentive Compensation Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.

Exhibit 10.13*	423 Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.

Exhibit 10.14*	Amended and Restated Employment Agreement by and between George Off and Checkpoint Systems, Inc. dated December 7, 2005 is hereby incorporated by reference to Item 1.01 of the Registrant’s Form 8-K filed on December 12, 2005.

Exhibit 10.15*	Termination Agreement by and between George Off and Checkpoint Systems, Inc. dated December 28, 2007.

Exhibit 10.16*	Employment Agreement by and between Robert P. van der Merwe and Checkpoint Systems, Inc. dated December 27, 2007.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)
Allowance For Doubtful Accounts

	Balance at	Additions	Charged to	Deductions
	Beginning	Through	Costs and	(Write-Offs and	Balance at
Year	of Year	Acquisition	Expenses	Recoveries, net)	End of Year

2007	$12,417	$2,244	$2,330	$(1,152)	$15,839

2006	$11,823	$—	$2,442	$(1,848)	$12,417

2005	$12,647	$—	$2,573	$(3,397)	$11,823

Deferred Tax Valuation Allowance

					Release of
			Allowance	Release of	Allowance on
	Balance at	Additions	Recorded on	Allowance on	Losses
	Beginning	Through	Current Year	Current Year	Expired or	Balance at
Year	of Year	Acquisition	Losses	Utilization	Revalued	End of Year

2007	$34,510	$—	$1,563	$854	$(9,355)	$27,572

2006	$26,477	$—	$801	$(151)	$7,383	$34,510

2005	$31,275	$—	$626	$(384)	$(5,040)	$26,477