Form 10-Q
period 2008-03-30
CHECKPOINT SYSTEMS INC
filed 2008-05-07
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 2, 2008, there were 39,660,711 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	March 30,	December 30,
	2008	2007*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,878	$118,271
Marketable securities	16	29
Accounts receivable, net of allowance of $19,377 and $15,839	207,433	221,875
Inventories	131,356	109,329
Other current assets	39,878	42,914
Deferred income taxes	16,115	14,492

Total Current Assets	485,676	506,910

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,963	4,500
PROPERTY, PLANT, AND EQUIPMENT, net	91,659	88,096
GOODWILL	296,188	274,601
OTHER INTANGIBLES, net	118,878	119,294
DEFERRED INCOME TAXES	29,930	28,591
OTHER ASSETS	7,471	9,052

TOTAL ASSETS	$1,032,765	$1,031,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$2,543	$3,756
Accounts payable	61,263	76,404
Accrued compensation and related taxes	31,469	38,821
Other accrued expenses	45,115	43,469
Income taxes	2,477	4,827
Unearned revenues	29,433	28,576
Restructuring reserve	4,219	4,224
Accrued pensions — current	4,652	4,337
Other current liabilities	19,213	20,401

Total Current Liabilities	200,384	224,815

LONG-TERM DEBT, LESS CURRENT MATURITIES	89,899	91,756
ACCRUED PENSIONS	86,448	80,549
OTHER LONG-TERM LIABILITIES	28,873	31,419
DEFERRED INCOME TAXES	13,715	13,200
MINORITY INTEREST	913	977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 42,346,562 and 41,837,525	4,234	4,183
Additional capital	371,758	360,684
Retained earnings	208,515	203,717
Common stock in treasury, at cost, 2,708,979 and 2,035,912 shares	(37,893)	(20,621)
Accumulated other comprehensive income	65,919	40,365

TOTAL STOCKHOLDERS’ EQUITY	612,533	588,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,032,765	$1,031,044

*	Taken from the Company’s audited consolidated financial statements at December 30, 2007.
See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	March 30,	April 1,
Quarter ended	2008	2007

Net revenues	$209,620	$171,202
Cost of revenues	123,141	100,923

Gross profit	86,479	70,279
Selling, general, and administrative expenses	73,887	59,801
Research and development	5,231	3,988
Restructuring expense	979	325

Operating income	6,382	6,165
Interest income	641	1,182
Interest expense	1,294	331
Other gain (loss), net	(1,164)	(524)

Earnings before income taxes and minority interest	4,565	6,492
Income taxes	(109)	1,587
Minority interest, net of tax	(124)	(61)

Net earnings	$4,798	$4,966

Basic earnings per share	$.12	$.13

Diluted earnings per share	$.12	$.12
See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 30, 2007	41,837	$4,183	$360,684	$203,717	2,036	$(20,621)	$40,365	$588,328
Net earnings				4,798				4,798
Exercise of stock-based compensation	509	51	5,869					5,920
Tax benefit on stock-based compensation			1,658					1,658
Stock-based compensation expense			2,238					2,238
Deferred compensation plan			1,309					1,309
Repurchase of common stock					673	(17,272)		(17,272)
Amortization of pension plan actuarial losses, net of tax							24	24
Change in fair value of derivative hedge, net of tax							(297)	(297)
Unrealized gain adjustment on marketable securities, net of tax							(13)	(13)
Foreign currency translation adjustment							25,840	25,840

Balance, March 30, 2008	42,346	$4,234	$371,758	$208,515	2,709	$(37,893)	$65,919	$612,533

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	March 30,	April 1,
Quarter ended	2008	2007

Net earnings	$4,798	$4,966
Amortization of pension plan actuarial losses, net of tax	24	145
Change in fair value of derivative hedge, net of tax	(297)	—
Unrealized gain adjustment on marketable securities, net of tax	(13)	—
Foreign currency translation adjustment	25,840	3,971

Comprehensive income	$30,352	$9,082

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	March 30,	April 1,
Quarter ended	2008	2007

Cash flows from operating activities:
Net earnings	$4,798	$4,966
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,441	4,536
Deferred taxes	(1,296)	(609)
Provision for losses on accounts receivable	2,483	931
Stock-based compensation	2,238	1,414
Excess tax benefit on stock compensation	(1,626)	(5)
Gain on disposal of fixed assets	(43)	(73)
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	21,758	8,759
Inventories	(14,943)	(3,824)
Other current assets	6,549	461
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(17,960)	(2,672)
Income taxes	(1,370)	(1,275)
Unearned revenues	(1,361)	(165)
Restructuring reserve	(273)	(1,778)
Other current and accrued liabilities	(12,597)	(528)

Net cash (used in) provided by operating activities	(6,202)	10,138

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,823)	(1,971)
Acquisitions of businesses, net of cash acquired	(7,539)	(759)
Other investing activities	36	318

Net cash used in investing activities	(11,326)	(2,412)

Cash flows from financing activities:
Proceeds from stock issuances	5,920	1,016
Excess tax benefit on stock based compensation	1,626	5
Payment of short-term debt	(1,409)	(8,803)
Proceeds from short-term debt	—	2,899
Payment of long-term debt	(26,299)	(226)
Proceeds from long-term debt	21,085	5,967
Purchase of treasury stock	(17,272)	—

Net cash (used in) provided by financing activities	(16,349)	858

Effect of foreign currency rate fluctuations on cash and cash equivalents	6,484	906

Net (decrease) increase in cash and cash equivalents	(27,393)	9,490
Cash and cash equivalents:
Beginning of period	118,271	143,394

End of period	$90,878	$152,884

See accompanying notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF ACCOUNTING
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for the most recent disclosure of the Company’s accounting policies.
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 30, 2008 and December 30, 2007 and its results of operations and changes in cash flows for the thirteen-week periods ended March 30, 2008 and April 1, 2007.
Certain reclassifications have been made to the 2007 financial statements and related footnotes to conform to the current year presentation.
Out of Period Adjustments
During the quarter ended March 30, 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company, these deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007 as well as the three months ended March 31, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.
Stock Repurchase Program
In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to 2 million shares of the Company’s common stock. During the first quarter 2008, we repurchased 0.7 million shares of our common stock at an average cost of $25.63, spending a total of $17.3 million. Prior to the first quarter 2008, no shares were repurchased under this plan. As of March 30, 2008, 1.3 million shares remain available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

March 30,
Quarter ended	2008

Balance at beginning of year	$8,108
Accruals for warranties issued	2,079
Settlement made	(1,750)
Foreign currency translation adjustment	407

Balance at end of period	$8,844

New Accounting Pronouncements and Other Standards
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”) on December 31, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For Checkpoint, SFAS No. 141R is effective for business combinations occurring after December 28, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial statements.
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our financial statements.

Note 2. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R for the three months ended March 30, 2008, and April 1, 2007, was $2.2 million and $1.4 million ($1.4 million and $1.0 million, net of tax) or $.03 per diluted share and $.02 per diluted share, respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $1.9 million and $0.2 million for the three months ended March 30, 2008, and April 1, 2007, respectively.
Stock Options
Option activity under the principal option plans as of March 30, 2008 and changes during the three months ended March 30, 2008 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 30, 2007	3,405,902	$ 17.45	6.21	$ 28,950
Granted	272,981	23.76
Exercised	(481,452)	12.36
Forfeited or expired	(28,753)	24.08

Outstanding at March 30, 2008	3,168,678	$ 18.71	7.13	$ 24,961

Vested and expected to vest at March 30, 2008	2,726,825	$ 17.97	6.71	$ 23,525

Exercisable at March 30, 2008	1,969,025	$ 16.10	5.78	$ 20,686

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 30, 2008 and April 1, 2007, was $6.3 million and $40 thousand, respectively.
As of March 30, 2008, $5.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.9 years.
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
The following assumptions and weighted average fair values were as follows:

	March 30,	April 1,
Three months ended	2008	2007

Weighted average fair value of grants	$8.73	$—
Valuation assumptions:
Expected dividend yield	0.00%	—%
Expected volatility	38.25%	—%
Expected life (in years)	4.89	—
Risk-free interest rate	2.469%	—%

Restricted Stock Units
Nonvested service based restricted stock units as of March 30, 2008 and changes during the three months ended March 30, 2008 were as follows:

		Weighted-
	Number of	Average Vest	Weighted-
	Shares	Date	Average Grant
	(in thousands)	(in years)	Date Fair Value

Nonvested at December 30, 2007	376,386	1.48	$ 32.70
Granted	129,331		$ 23.76
Vested	(26,092)		$ 28.89
Forfeited	(1,412)		$ 25.60

Nonvested at March 30, 2008	478,213	1.39	$ 33.81

Vested and expected to vest at March 30, 2008	303,504	1.14

Vested at March 30, 2008	23	—

The total fair value of restricted stock awards vested during the first three months of 2008 and 2007 was $0.8 million in each period. As of March 30, 2008, there was $4.8 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Note 3. INVENTORIES
Inventories consist of the following:
(amounts in thousands)

	March 30,	December 30,
	2008	2007

Raw materials	$17,539	$16,352
Work-in-process	6,709	6,497
Finished goods	107,108	86,480

Total	$131,356	$109,329

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $118.9 million and $119.3 million as March 30, 2008 and December 30, 2007, respectively.
The following table reflects the components of intangible assets as of March 30, 2008 and December 30, 2007:
(amounts in thousands)

		March 30, 2008		December 30, 2007
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets:
Customer lists	20	$82,932	$30,242	$80,104	$26,535
Trade name	30	33,717	16,890	31,662	15,695
Patents, license agreements	5 to 14	65,267	40,804	62,716	38,076
Other	3 to 6	5,941	1,661	5,890	1,322

Total amortized finite-lived intangible assets		187,857	89,597	180,372	81,628

Indefinite-lived intangible assets:
Trade name		20,618	—	20,550	—

Total identifiable intangible assets		$208,475	$89,597	$200,922	$81,628

We recorded $2.9 million of amortization expense during the first three months of fiscal 2008 and $0.9 million of amortization expense during the first three months of fiscal 2007.
Estimated amortization expense for each of the five succeeding years is anticipated to be:
(amounts in thousands)

2008	$11,732
2009	$11,298
2010	$10,572
2011	$9,231
2012	$8,690

The changes in the carrying amount of goodwill for the quarter ended March 30, 2008, are as follows:
(amounts in thousands)

	Shrink
	Management	Intelligent	Retail
	Solutions	Labels	Merchandising	Total

Balance as of December 30, 2007	$139,944	$56,314	$78,343	$274,601
Acquired during the year	5,893	—	—	5,893
Purchase accounting adjustment	175	71	—	246
Translation adjustments	6,880	3,500	5,068	15,448

Balance as of March 30, 2008	$152,892	$59,885	$83,411	$296,188

In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $5.9 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during the year 2008. The results from the acquisition date through March 30, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.

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
Note 5. LONG-TERM DEBT
Long-term debt at March 30, 2008 and December 30, 2007 consisted of the following:
(amounts in thousands)

	March 30,	December 30,
	2008	2007

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$89,705	$91,496
Asialco loans maturing in 2008	2,136	3,418
Other capital leases with maturities through 2012	601	598

Total	92,442	95,512
Less current portion	2,543	3,756

Total long-term portion	$89,899	$91,756

In November 2007, Checkpoint acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, Checkpoint acquired $3.4 million (25 million RMB) of outstanding debt of Asialco. As of March 30, 2008, the outstanding Asialco loan balance is $2.1 million (15 million RMB) and has a weighted average interest rate of 7.47%. The loan matures in May 2008. The loan is collateralized by land and buildings with an aggregate carrying value of $6.2 million at March 30, 2008.
The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of March 30, 2008, we were in compliance with all covenants.
Note 6. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	March 30,	April 1,
Quarter ended	2008	2007

Basic earnings available to common stockholders	$4,798	$4,966

Diluted earnings available to common stockholders	$4,798	$4,966

Shares:
Weighted average number of common shares outstanding	39,785	39,374
Shares issuable under deferred compensation agreements	349	288

Basic weighted average number of common shares outstanding	40,134	39,662
Common shares assumed upon exercise of stock options and awards	809	597
Shares issuable under deferred compensation arrangements	6	7

Dilutive weighted average number of common shares outstanding	40,949	40,266

Basic earnings per share	$.12	$.13

Diluted earnings per share	$.12	$.12

The long-term incentive plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive common share equivalents are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:
(share amounts in thousands)

	March 30,	April 1,
	2008	2007

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	1,099	540

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the thirteen-week periods ended March 30, 2008 and April 1, 2007 were as follows:
(amounts in thousands)

	March 30,	April 1,
Quarter ended	2008	2007

Interest	$1,218	$272
Income tax payments	$3,917	$2,650

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
A net charge of $1.0 million was recorded in the first quarter of 2008 in connection with the 2005 Restructuring Plan. The charge was composed of $0.9 million of severance accruals and $0.1 million of lease termination costs. All lease terminations costs were paid as of March 30, 2008.
The total number of employees affected by the restructuring were 810, of which 772 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $25 million to $27 million, of which $26 million has been incurred and $24 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
Restructuring accrual activity was as follows:
Fiscal 2008
(amounts in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	3/30/2008

Severance and other employee-related charges	$ 3,015	$ 944	$ (37)	$ (1,151)	$ 169	$ 2,940
Lease termination costs	—	72	—	(72)	—	—
Acquisition restructuring costs	1,209	—	—	(17)	87	1,279

Total	$ 4,224	$ 1,016	$ (37)	$ (1,240)	$ 256	$ 4,219

Acquisition Restructuring
Restructuring costs of $1.3 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance, $0.1 million related to the cost to abandon facilities, and $0.1 million related to foreign currency translation) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.
Note 9. PENSION BENEFITS
The components of net periodic benefit cost for the thirteen-week periods ended March 30, 2008 and April 1, 2007 were as follows:
(amounts in thousands)

	March 30,	April 1,
Quarter ended	2008	2007

Service cost	$277	$339
Interest cost	1,176	979
Expected return on plan assets	(18)	(34)
Amortization of actuarial (gain) loss	(11)	114
Amortization of transition obligation	35	30
Amortization of prior service costs	1	1

Net periodic pension cost	$1,460	$1,429

We expect the cash requirements for funding the pension benefits to be approximately $5.3 million during fiscal 2008, including $1.5 million which was funded during the quarter ended March 30, 2008.

Note 10. FAIR VALUE MEASUREMENT
As discussed in Note 1, we adopted FAS 157 on December 31, 2007, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of FAS 157 was limited to financial assets and liabilities, which primarily relates to our derivative contracts.
We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	-	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The following table represents our liabilities measured at fair value on a recurring basis as of March 30, 2008 and the basis for that measurement:
(amounts in thousands)

		Quoted Prices
	Total Fair	in Active	Significant
	Value	Markets for	Other	Significant
	Measurement	Identical	Observable	Unobservable
	March 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$485	$—	$485	$—
Foreign currency forward exchange contracts	373	—	373	—

Total liabilities	$858	$—	$858	$—

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS No. 133. As of March 30, 2008, the fair value of the interest rate swap agreement was reflected as a $0.5 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia. As of March 30, 2008, the fair value of the forward exchange contracts was reflected as a $0.4 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.

Note 11. COMMITMENTS AND CONTINGENCIES
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Note 12. BUSINESS SEGMENTS
(amounts in thousands)

	March 30,	April 1,
Quarter ended	2008	2007

Business segment net revenue:
Shrink Management Solutions	$126,318	$88,648
Intelligent Labels	59,940	58,786
Retail Merchandising	23,362	23,768

Total	$209,620	$171,202

Business segment gross profit:
Shrink Management Solutions	$48,939	$34,255
Intelligent Labels	25,430	24,366
Retail Merchandising	12,110	11,658

Total gross profit	86,479	70,279
Operating expenses	80,097	64,114
Interest (expense) income, net	(653)	851
Other gain (loss), net	(1,164)	(524)

Earnings before income taxes and minority interest	$4,565	$6,492

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information Relating to Forward-Looking Statements
This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on
Form 10-K for the year ended December 30, 2007, and our other Securities and Exchange Commission filings.
Critical Accounting Policies and Estimates
There has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 30, 2007.
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (Check-Net ®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications of these products include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. The first quarter of fiscal 2007 has been conformed to reflect the segment change. The gross margins for each of the segments are set forth in Note 12 “Business Segments” to the consolidated financial statements.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on our results.
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
On October 29, 2007, we announced a global strategic sales and marketing alliance with 3M Library Systems. Under the terms of this alliance, 3M Library Systems will become the exclusive worldwide reseller and service provider for our line of library security and productivity products. We will continue to expand our patron-based marketing services portfolio and continue selling those offerings directly to libraries worldwide. This alliance became effective January 1, 2008.

On November 1, 2007, we acquired the S3 business from Alpha Security Products. The transaction is valued at approximately $142 million, subject to post-closing working capital adjustments, plus additional performance-based consideration of $8 million if certain financial performance measures are met. The acquisition included all of the assets associated with Alpha’s S3 business, including the Alpha brand, approximately 150 employees, and its Ohio manufacturing facility. For 2008, the Alpha business is expected to add over $83 million in revenue and be accretive to our earnings. This includes S3 revenues through Checkpoint operations in certain countries in Europe and Asia under distribution agreements with Alpha Security Products that preceded the November 1, 2007, acquisition.
On November 9, 2007, we acquired SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. SIDEP is an established supplier of EAS systems and employs more than 140 people, the majority of whom are located in China. SIDEP will help Checkpoint increase market penetration in emerging Asian markets, especially in China. In addition, SIDEP is the majority owner of Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. Upon closing the acquisition of SIDEP, Checkpoint also acquired the remaining interest in Asialco from its minority shareholders. With facilities in Shanghai, China, Asialco will significantly increase Checkpoint’s label manufacturing capacity and help us meet the growing demand in emerging Asian markets. Asialco employs more than 250 people. Combined, the SIDEP/Asialco transactions have a total value of approximately $27.9 million, net of cash acquired. The acquisitions are expected to add approximately $20.0 million of annual revenue and to be neutral to Checkpoint’s earnings in 2008.
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

Analysis of Statement of Operations
Thirteen Weeks Ended March 30, 2008 Compared to Thirteen Weeks Ended April 1, 2007
The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	March 30,	April 1,	Fiscal 2008
	2008	2007	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007

Net revenues
Shrink Management Solutions	60.3%	51.8%	42.5%
Intelligent Labels	28.6	34.3	2.0
Retail Merchandising	11.1	13.9	(1.7)

Net revenues	100.0	100.0	22.4
Cost of revenues	58.7	58.9	22.0

Total gross profit	41.3	41.1	23.1
Selling, general and administrative expenses	35.2	34.9	23.6
Research and development	2.5	2.3	31.2
Restructuring expense	0.5	0.2	N/A

Operating income	3.1	3.7	3.5
Interest income	0.3	0.7	N/A
Interest expense	0.6	0.2	N/A
Other gain (loss), net	(0.6)	(0.4)	N/A

Earnings before income taxes and minority interest	2.2	3.8	(29.7)
Income taxes	—	0.9	N/A
Minority interest	(0.1)	—	N/A

Net earnings	2.3%	2.9%	(3.4)%

N/A — Comparative percentages are not meaningful.
Net Revenues
Revenues for the first quarter 2008 compared to the first quarter 2007 increased by $38.4 million, or 22.4%, from $171.2 million to $209.6 million. Foreign currency translation had a positive impact on revenues of approximately $14.8 million or 8.7% in the first quarter of 2008 as compared to the first quarter of 2007.
(amounts in millions)

			Dollar Amount	Percentage
			Change	Change
	March 30,	April 1,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net Revenues:
Shrink Management Solutions	$126.3	$88.6	$ 37.7	42.5%
Intelligent Labels	59.9	58.8	1.1	2.0
Retail Merchandising	23.4	23.8	(0.4)	(1.7)

Net Revenues	$209.6	$171.2	$ 38.4	22.4%

Shrink Management Solutions revenues increased by $37.7 million or 42.5% in the first quarter 2008 as compared to the first quarter 2007. Foreign currency translation had a positive impact of approximately $8.3 million. The Alpha and SIDEP acquisitions increased revenues for the first quarter 2008 by $16.1 million. The remaining increase was primarily due to increases in CCTV and EAS Hardware revenues of $9.5 million and $4.2 million, respectively. EAS Hardware revenue increased $1.6 million in Europe and $2.2 million in Asia Pacific. The increase in Europe EAS Hardware was due to large chain-wide roll-outs, primarily in Spain and Belgium, which was partially offset by lower revenues in France. The EAS Hardware decline in France was due to large roll-outs in the prior year without comparable size activity in the current year. The increase in Asia Pacific was due primarily to a large chain-wide roll-out in Australia. The CCTV business improved due to increases in the U.S. and Japan of $8.3 million and $1.3 million, respectively. The U.S. CCTV improvements are due to a larger number of installations with existing customers in the first quarter of 2008 compared to the first quarter of 2007, coupled with an increase of $3.2 million from our newly acquired banking businesses. The Japan CCTV increase is due to our continued growth of the business in that market.
Intelligent Labels revenues increased by $1.1 million or 2.0%. The positive impact of foreign currency translation was approximately $3.6 million. Also benefiting revenue was an increase of $1.7 million and $1.7 million for our CheckNet® business and the acquisition of SIDEP, respectively. These increases were partially offset by a decrease in our EAS Labels business of $4.1 million and in our Library business of $1.4 million. Library revenues declined due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. The EAS label revenue decline was due to decreases in the U.S., Germany, and Japan of $1.7 million, $1.0 million, and $0.9 million, respectively.
Retail Merchandising revenues decreased by $0.4 million or 1.7%. The positive impact of foreign currency translation was approximately $2.9 million. The decrease was due primarily to a decrease in sales of our retail display systems in Europe of $2.4 million and a decrease in sales of HLS of $0.9 million. Our retail display systems decline is due to difficult market conditions in our German market.
Gross Profit
Gross profit for the first quarter of 2008 was $86.5 million, or 41.3% of revenues, compared to $70.3 million, or 41.1% of revenues, for the first quarter of 2007. Foreign currency translation had a positive impact on gross profit of approximately $6.0 million in the first quarter of 2008.
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 38.7% in the first quarter 2008, from 38.6% in the first quarter of 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to improved margins in our EAS Hardware business and an increase in Alpha products, partially offset by a decrease in margins in our CCTV business, which continues to be impacted as a result of the increase in volume and pricing pressures.
Intelligent Labels gross profit as a percentage of Intelligent Labels revenues increased to 42.4% in the first quarter from 41.4% in the first quarter 2007. This increase in Intelligent Labels gross profit percentage was primarily due to improved CheckNet® margins as the prior year included manufacturing variances which did not occur in the current year.
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 51.8% in the first quarter 2008 from 49.0% in the first quarter of 2007. This increase in Retail Merchandising gross profit percentage was primarily due to improved margins in our HLS business.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $14.1 million, or 23.6%, over the first quarter of 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $4.9 million. SG&A expenses generated by the recently acquired Alpha and Sidep operations accounted for $5.5 million of the increase over the prior year. The remaining increase was due to $1.4 million of deferred compensation expense related to prior periods from 1999 through 2007, an increase in bad debt provision incurred during the quarter, increased management expense, primarily related to stock compensation, and increased costs related to the participation in trade shows during the first quarter of 2008. SG&A expense in the first quarter of 2007 included $1.6 million of expenses associated with the restatement of our financials.
Research and Development Expenses
Research and development (“R&D”) costs were $5.2 million, or 2.5% of revenues, in the first quarter 2008 and $4.0 million, or 2.3%, in the first quarter 2007. Foreign currency translation increased R&D costs by approximately $0.4 million. R&D expenses generated by the recently acquired Alpha and Sidep operations were $0.7 million.

Restructuring Expense
Restructuring expenses were $1.0 million, or 0.5% of revenues, in the first quarter 2008 and $0.3 million, or 0.2%, in the first quarter 2007.
Interest Income
Interest income for the first quarter 2008 decreased $0.5 million from the comparable quarter in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest Expense
Interest expense for the first quarter of 2008 increased $1.0 million from the comparable quarter in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007.
Other Gain (Loss), net
Other gain (loss), net decreased by $0.6 million from the comparable quarter in 2007. The decrease was due primarily to a foreign exchange loss of $1.2 million in 2008 as compared to a foreign exchange loss of $0.7 million in the first quarter of 2007.
Income Taxes
Our effective tax rate for the first quarter of 2008 was negative 2.4% as compared to 24.4% for the first quarter of 2007. During the first quarter 2008, we recorded a $1.9 million benefit relating to discrete events. Included in the $1.9 million was a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit and a $0.8 million benefit related to restructuring and deferred compensation expenses. The Australian tax audit adjustment was previously disclosed in our 2007 Form 10-K filing.
Net Earnings
Net earnings were $4.8 million, or $.12 per diluted share, in the first quarter of 2008 compared to $5.0 million, or $.12 per diluted share, in the first quarter of 2007. The weighted average number of shares used in the diluted earnings per share computation were 40.9 million and 40.3 million for the first quarters of 2008 and 2007, respectively.
Financial Condition
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations and our available line of credit. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements and other potential restructuring requirements, fund potential acquisitions, and product development requirements.
As of March 30, 2008, our cash and cash equivalents were $90.9 million compared to $118.3 million as of December 30, 2007. Our operating activities during the first quarter of 2008 used $6.2 million in cash compared to an increase of $10.1 million during the first quarter of 2007. In 2008, our cash from operating activities was impacted negatively by an increase in payments for accounts payable, payment of annual bonuses and an increase in inventory. These negative impacts were partially offset by collections of receivables.
During the first quarter of 2008, we utilized our previously approved stock repurchase program in which we are authorized to purchase up to 2 million shares of the Company’s common stock. As of March 30, 2008, we repurchased 0.7 million shares of our common stock at an average cost of $25.63, spending a total of $17.3 million. Prior to the first quarter 2008, no shares were repurchased under this plan. As of March 30, 2008, 1.3 million shares remain available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $5.9 million, which is deductible for tax purposes. The allocation of the purchase price is expected to be completed during fiscal year 2008. The results from the acquisition date through March 30, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.
We continue to reinvest in the Company through our investment in technology and process improvement. In the first quarter of 2008, our investment in research and development amounted to $5.2 million. We anticipate spending of approximately $15 to $20 million on research and development for the remainder of 2008.
Our capital expenditures during the first quarter of 2008 totaled $3.8 million, compared to $2.0 million during the first quarter of 2007. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $14.5 million for the remainder of 2008.
As of March 30, 2008, our working capital was $285.3 million compared to $282.1 million as of December 30, 2007. At the end of the first quarter 2008, our percentage of total debt to total stockholders’ equity decreased to 15.1% from 16.2% as of December 30, 2007. As of March 30, 2008, we had an available line of credit totaling approximately $59.1 million.
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
A net charge of $1.0 million was recorded in the first quarter of 2008 in connection with the 2005 Restructuring Plan. The charge was composed of $0.9 million of severance accruals and $0.1 million of lease termination costs. All lease terminations costs were paid as of March 30, 2008.
The total number of employees affected by the restructuring were 810, of which 772 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $25 million to $27 million, of which $26 million has been incurred and $24 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $32 million to $34 million.
Restructuring accrual activity was as follows:
Fiscal 2008
(amounts in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	3/30/2008

Severance and other employee-related charges	$ 3,015	$ 944	$ (37)	$ (1,151)	$ 169	$ 2,940
Lease termination costs	—	72	—	(72)	—	—
Acquisition restructuring costs	1,209	—	—	(17)	87	1,279

Total	$ 4,224	$ 1,016	$ (37)	$ (1,240)	$ 256	$ 4,219

Acquisition Restructuring
Restructuring costs of $1.3 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance, $0.1 million related to the cost to abandon facilities, and $0.1 million related to foreign currency translation) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 30, 2007. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.4 million as of March 30, 2008, and $17.6 million as of December 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
New Accounting Pronouncements and Other Standards
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”) on December 31, 2007. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For Checkpoint, SFAS No. 141R is effective for business combinations occurring after December 28, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial statements.
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted below, there have been no significant changes to the market risks as disclosed in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 30, 2007.
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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of March 30, 2008, we had currency forward exchange contracts totaling approximately $17.5 million. The contracts are in various local currencies primarily covering our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Interest Rate Swap
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS No. 133. As of March 30, 2008, the fair value of the interest rate swap agreement was reflected as a $0.5 million liability and is included in other current liabilities in the accompanying consolidated balance sheets. A hypothetical 1% increase from prevailing interest rates as of March 30, 2008, would have increased the fair value of the interest rate swap by $0.2 million.
Item 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.
Item 1A. RISK FACTORS
There have been no material changes from December 30, 2007 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to the repurchases of common stock we made during the three months ended March 30, 2008.

				Maximum Number of
			Total Number of	Shares that May Yet Be
	Total Number of	Average Price	Shares Purchased	Purchased Under the
Period	Shares Purchased	Paid per Share	Under the Plan (A)	Program

December 31, 2007 – January 27, 2008	—	$—	—	2,000,000
January 28, 2008 – February 24, 2008	—	—	—	2,000,000
February 25, 2008 – March 30, 2008	673,067	25.63	673,067	1,326,933

Total	673,067	$25.63	673,067	1,326,933

(A)	In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to 2 million shares of the Company’s common stock. During the first quarter 2008, we repurchased 0.7 million shares of our common stock at an average cost of $25.63, spending a total of $17.3 million. Prior to the first quarter 2008, no shares were repurchased under this plan. As of March 30, 2008, 1.3 million shares remain available for purchase under the current program which may be executed from time to time in the open market. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews Raymond D. Andrews	May 7, 2008
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002