Form 10-Q
period 2008-06-29
CHECKPOINT SYSTEMS INC
filed 2008-08-07
CIK 215419

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 1, 2008, there were 38,622,620 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 29,	December 30,
	2008	2007*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,485	$118,271
Marketable securities	—	29
Accounts receivable, net of allowance of $19,612 and $15,839	200,319	221,875
Inventories	127,782	109,329
Other current assets	38,654	42,914
Deferred income taxes	16,157	14,492

Total Current Assets	478,397	506,910

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,888	4,500
PROPERTY, PLANT, AND EQUIPMENT, net	91,747	88,096
GOODWILL	318,526	274,601
OTHER INTANGIBLES, net	121,021	119,294
DEFERRED INCOME TAXES	43,990	28,591
OTHER ASSETS	12,134	9,052

TOTAL ASSETS	$1,068,703	$1,031,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$4,010	$3,756
Accounts payable	62,266	76,404
Accrued compensation and related taxes	30,548	38,821
Other accrued expenses	44,698	43,469
Income taxes	2,653	4,827
Unearned revenues	29,891	28,576
Restructuring reserve	4,658	4,224
Accrued pensions — current	4,652	4,337
Other current liabilities	19,145	20,401

Total Current Liabilities	202,521	224,815

LONG-TERM DEBT, LESS CURRENT MATURITIES	139,892	91,756
ACCRUED PENSIONS	86,834	80,549
OTHER LONG-TERM LIABILITIES	28,844	31,419
DEFERRED INCOME TAXES	13,424	13,200
MINORITY INTEREST	902	977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 42,399,929 and 41,837,525	4,239	4,183
Additional capital	374,517	360,684
Retained earnings	222,871	203,717
Common stock in treasury, at cost, 4,035,912 and 2,035,912 shares	(71,520)	(20,621)
Accumulated other comprehensive income, net of tax	66,179	40,365

TOTAL STOCKHOLDERS’ EQUITY	596,286	588,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,068,703	$1,031,044

*	Derived from the Company’s audited consolidated financial statements at December 30, 2007.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net revenues	$236,200	$195,702	$445,820	$366,904
Cost of revenues	138,259	112,707	261,400	213,630

Gross profit	97,941	82,995	184,420	153,274
Selling, general, and administrative expenses	75,943	59,947	149,830	119,748
Research and development	5,739	4,060	10,970	8,048
Restructuring expense	3,021	329	4,000	654

Operating income	13,238	18,659	19,620	24,824
Interest income	657	1,210	1,298	2,392
Interest expense	1,192	270	2,486	601
Other gain (loss), net	558	131	(606)	(393)

Earnings before income taxes and minority interest	13,261	19,730	17,826	26,222
Income taxes	(1,112)	5,158	(1,221)	6,745
Minority interest, net of tax	17	(2)	(107)	(63)

Earnings from continuing operations	14,356	14,574	19,154	19,540
Earnings from discontinued operations, net of tax	—	523	—	523

Net earnings	$14,356	$15,097	$19,154	$20,063

Basic earnings per share:
Earnings from continuing operations	$.36	$.37	$.48	$.49
Earnings from discontinued operations, net of tax	—	.01	—	.02

Basic earnings per share	$.36	$.38	$.48	$.51

Diluted earnings per share:
Earnings from continuing operations	$.36	$.36	$.47	$.48
Earnings from discontinued operations, net of tax	—	.01	—	.02

Diluted earnings per share	$.36	$.37	$.47	$.50

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 30, 2007	41,837	$4,183	$360,684	$203,717	2,036	$(20,621)	$40,365	$588,328
Net earnings				19,154				19,154
Exercise of stock-based compensation	562	56	6,294					6,350

Tax benefit of stock-based compensation			1,726					1,726
Stock-based compensation expense			3,900					3,900
Deferred compensation plan			1,913					1,913
Repurchase of common stock					2,000	(50,899)		(50,899)
Amortization of pension plan actuarial losses, net of tax							49	49
Change in fair value of derivative hedge							183	183
Unrealized gain adjustment on marketable securities, net of tax							(16)	(16)
Foreign currency translation adjustment							25,598	25,598

Balance, June 29, 2008	42,399	$4,239	$374,517	$222,871	4,036	$(71,520)	$66,179	$596,286

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Net earnings	$14,356	$15,097	$19,154	$20,063
Amortization of pension plan actuarial losses, net of tax	25	49	49	194
Change in fair value of derivative hedge	480	—	183	—
Unrealized gain adjustment on marketable securities, net of tax	(3)	—	(16)	—
Foreign currency translation adjustment	(242)	5,018	25,598	8,989

Comprehensive income	$14,616	$20,164	$44,968	$29,246

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	June 29,	July 1,
Six Months Ended (26 Weeks)	2008	2007

Cash flows from operating activities:
Net earnings	$19,154	$20,063
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,194	8,851
Deferred taxes	(6,006)	(811)
Stock-based compensation	3,900	3,182
Provision for losses on accounts receivable	2,998	1,094
Excess tax benefit on stock compensation	(1,696)	(292)
Gain on sale of discontinued operations	—	(523)
Gain on disposal of fixed assets	(16)	(538)
Asset impairment	401	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	25,485	3,304
Inventories	(11,538)	(356)
Other current assets	7,490	(5,450)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(17,057)	(857)
Income taxes	(1,186)	(458)
Unearned revenues	(2,275)	(26)
Restructuring reserve	180	(2,302)
Other current and accrued liabilities	(15,868)	(745)

Net cash provided by operating activities	19,160	24,136

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(9,018)	(5,461)
Acquisitions of businesses, net of cash acquired	(39,248)	(6,677)
Cash outflows from the sale of discontinued operations	—	(1,313)
Other investing activities	147	1,106

Net cash used in investing activities	(48,119)	(12,345)

Cash flows from financing activities:
Proceeds from stock issuances	6,350	3,328
Excess tax benefit on stock compensation	1,696	292
Proceeds from short-term debt	3,582	2,899
Payment of short-term debt	(3,585)	(8,808)
Increase in overdraft borrowings	—	591
Proceeds from long-term debt	99,491	5,967
Payment of long-term debt	(56,738)	(386)
Purchase of treasury stock	(50,899)	—

Net cash (used in) provided by financing activities	(103)	3,883

Effect of foreign currency rate fluctuations on cash and cash equivalents	6,276	2,274

Net (decrease) increase in cash and cash equivalents	(22,786)	17,948
Cash and cash equivalents:
Beginning of period	118,271	143,394

End of period	$95,485	$161,342

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
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 29, 2008 and December 30, 2007 and our results of operations for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 and cash flows for the twenty-six week periods ended June 29, 2008 and July 1, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Reclassifications have been made to Note 14, Business Segments, to conform the 2007 disclosures to the current year presentation. For more information on this reclassification see Note 19, Business Segments and Geographic Information, on our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Out of Period Adjustments
During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company, these deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general, and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as the six months ended June 29, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.
Stock Repurchase Program
In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to two million shares of the Company’s common stock. During the first six months of 2008, the Company repurchased two million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

June 29,
Quarter ended	2008

Balance at beginning of year	$8,108
Accruals for warranties issued	3,586
Settlement made	(2,878)
Foreign currency translation adjustment	413

Balance at end of period	$9,229

New Accounting Pronouncements and Other Standards
We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS No. 141R will be effective for business combinations occurring after December 28, 2008. We are currently evaluating the potential impact of the adoption of SFAS 141R on our financial statements.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affects our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We are currently evaluating the potential impact of the adoption of FAS 162 on our financial statements.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our financial statements.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our Consolidated Financial Statements.
Note 2. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R for the three and six months ended June 29, 2008 was $1.7 million and $3.9 million ($1.2 million and $2.6 million, net of tax) or $.03 per diluted share and $.07 per diluted share. For the three and six months ended July 1, 2007, the total compensation expense was $1.8 million and $3.2 million ($1.2 million and $2.3 million, net of tax) or $.03 per diluted share and $.06 per diluted share. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $2.2 million and $0.5 million for the six months ended June 29, 2008 and July 1, 2007, respectively.
Stock Options
Option activity under the principal option plans as of June 29, 2008 and changes during the six months ended June 29, 2008 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 30, 2007	3,405,902	$17.45	6.21	$28,950
Granted	275,981	23.75
Exercised	(508,504)	12.54
Forfeited or expired	(39,362)	24.72

Outstanding at June 29, 2008	3,134,017	$18.71	6.87	$11,636

Vested and expected to vest at June 29, 2008	2,729,748	$18.05	6.49	$11,632

Exercisable at June 29, 2008	2,094,377	$16.33	5.65	$11,603

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 29, 2008 and July 1, 2007 was $6.6 million and $0.8 million, respectively.
As of June 29, 2008, $5.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.

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
The following assumptions and weighted average fair values were as follows:

	June 29,	July 1,
Six months ended	2008	2007

Weighted average fair value of grants	$8.73	$8.90
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	38.27%	36.56%
Expected life (in years)	4.89	4.56
Risk-free interest rate	2.483%	4.557%

Restricted Stock Units
Nonvested service-based restricted stock units as of June 29, 2008 and changes during the six months ended June 29, 2008 were as follows:

		Weighted-	Weighted-
	Number of	Average Vest	Average Grant
	Shares	Date	Date Fair
	(in thousands)	(in years)	Value

Nonvested at December 30, 2007	376,386	1.48	$32.70
Granted	129,331		$23.76
Vested	(52,149)		$24.94
Forfeited	(6,192)		$25.65

Nonvested at June 29, 2008	447,376	1.48	$37.64

Vested and expected to vest at June 29, 2008	228,996	1.27

Vested at June 29, 2008	61,250	—

The total fair value of restricted stock awards vested during the first six months of 2008 was $1.3 million as compared to $0.6 million in the first six months of 2007.
As of June 29, 2008, there was $3.9 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Note 3. INVENTORIES
Inventories consist of the following:
(amounts in thousands)

	June 29,	December 30,
	2008	2007

Raw materials	$17,944	$16,352
Work-in-process	5,901	6,497
Finished goods	103,937	86,480

Total	$127,782	$109,329

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $121.0 million and $119.3 million as of June 29, 2008 and December 30, 2007, respectively.
The following table reflects the components of intangible assets as of June 29, 2008 and December 30, 2007:
(amounts in thousands)

		June 29, 2008		December 30, 2007
	Amortizable	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets:
Customer lists	20	$88,239	$32,281	$80,104	$26,535
Trade name	30	33,695	17,077	31,662	15,695
Patents, license agreements	5 to 14	65,290	41,350	62,716	38,076
Other	3 to 6	5,937	2,062	5,890	1,322

Total amortized finite-lived intangible assets		193,161	92,770	180,372	81,628

Indefinite-lived intangible assets:
Trade name		20,630	—	20,550	—

Total identifiable intangible assets		$213,791	$92,770	$200,922	$81,628

Amortization expense for the three and six months ended June 29, 2008 was $3.1 million and $6.0 million. Amortization expense for the three and six months ended July 1, 2007 was $0.8 million and $1.7 million.
Estimated amortization expense for each of the five succeeding years is anticipated to be:
(amounts in thousands)

2008	$12,280
2009	$11,945
2010	$11,115
2011	$9,608
2012	$9,312
The changes in the carrying amount of goodwill for the six months ended June 29, 2008, are as follows:
(amounts in thousands)

	Shrink
	Management	Intelligent	Retail
	Solutions	Labels	Merchandising	Total

Balance as of December 30, 2007	$139,944	$56,314	$78,343	$274,601
Acquired during the year	28,629	—	—	28,629
Purchase accounting adjustment	238	207	—	445
Translation adjustments	6,567	3,331	4,953	14,851

Balance as of June 29, 2008	$175,378	$59,852	$83,296	$318,526

In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc debt. The transaction was paid in cash with $2.2 million remaining to be paid as of June 29, 2008. These amounts are anticipated to be distributed during the third quarter of 2008. Additionally, we acquired $2.2 million in liabilities.
The financial statements reflect the preliminary allocations of the OATSystems, Inc., purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $28.0 million. We are currently in the process of evaluating whether to make an Internal Revenue Code Section 338 election to treat the purchase as an asset acquisition rather than a stock purchase for tax purposes, therefore the amount of goodwill that is expected to be deductible for tax purposes has not yet been determined. If we make the Section 338 election, there could be a significant impact on deferred taxes and goodwill recorded for book purposes as a result of the acquisition. The allocation of the purchase price is expected to be completed during the year 2008. The results from the acquisition date through June 29, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.

In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.6 million, which is deductible for tax purposes. We also acquired intangibles of $5.2 million related to customer lists with a useful life of 10 years. The results from the acquisition date through June 29, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.
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
Note 5. LONG-TERM DEBT
Long-term debt at June 29, 2008 and December 30, 2007 consisted of the following:
(amounts in thousands)

	June 29,	December 30,
	2008	2007

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$139,766	$91,496
Asialco loans maturing in 2008	—	3,418
Other capital leases with maturities through 2012	498	598

Total	140,264	95,512
Less current portion	372	3,756

Total long-term portion	$139,892	$91,756

The senior unsecured credit facility increased by $48.3 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and OATSystems, Inc acquisition.
In November 2007, we acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, we acquired $3.4 million (25 million RMB) of outstanding debt of Asialco. The loan was paid down in May 2008 and was renewed for a 12 month period under the original terms of the loan agreement. As of June 29, 2008, the outstanding Asialco loan balance is $3.6 million (25 million RMB) and has a weighted average interest rate of 7.47%. The loan is collateralized by land and buildings with an aggregate carrying value of $6.2 million at June 29, 2008. The loan matures through May 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.
The senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of June 29, 2008, we were in compliance with all covenants.

Note 6. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Earnings available to common stockholders:
Basic earnings available to common stockholders	$14,356	$14,574	$19,154	$19,540

Diluted earnings available to common stockholders	14,356	14,574	19,154	19,540

Shares:
Weighted average number of common shares outstanding	39,143	39,456	39,481	39,394
Shares issuable under deferred compensation arrangements	399	308	374	298

Basic weighted average number of common shares outstanding	39,542	39,764	39,855	39,692
Common shares assumed upon exercise of stock options and awards	720	927	764	762
Shares issuable under deferred compensation arrangements	12	13	11	10

Dilutive weighted average number of common shares outstanding	40,274	40,704	40,630	40,464

Basic earnings per share:
Earnings from continuing operations	$.36	$.37	$.48	$.49
Earnings from discontinued operations, net of tax	—	.01	—	.02

Basic earnings per share	$.36	$.38	$.48	$.51

Diluted earnings per share:
Earnings from continuing operations	$.36	$.36	$.47	$.48
Earnings from discontinued operations, net of tax	—	.01	—	.02

Diluted earnings per share	$.36	$.37	$.47	$.50

The long-term incentive plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive common share equivalents are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	1,301	576	1,200	558

Note 7. DISCONTINUED OPERATIONS
On January 30, 2006 the Company completed the sale of its global barcode businesses included in our Labeling Services Segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Retail Merchandising Segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.4 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. The post-closing adjustments have been finalized and an additional gain of $0.5 million, net of tax, was recorded in discontinued operations during the second quarter of 2007.

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the twenty-six week periods ended June 29, 2008 and July 1, 2007 were as follows:
(amounts in thousands)

	Six Months
	(26 weeks) Ended
	June 29,	July 1,
	2008	2007

Interest	$2,253	$529
Income tax payments	$6,846	$4,238

Business Acquisitions
(amounts in thousands)

June 29,
2008

Fair value of tangible assets acquired, less cash acquired	$13,603
Goodwill and identified intangible assets	34,252
Liabilities assumed	(8,607)

Cash paid for acquisitions	$39,248

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
A net charge of $4.0 million was recorded in the first six months of 2008 in connection with the 2005 Restructuring Plan. The charge was composed of $3.0 million of severance accruals, $0.1 million of lease termination costs, and an asset impairment of $0.4 million in our Japan manufacturing facility. All lease terminations costs were paid as of June 29, 2008. In addition, we recorded $0.5 million related to consulting in the formulation of our new restructuring plan.
The total number of employees affected by the restructuring were 829, of which 776 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $28 million to $29 million, of which $28 million has been incurred and $25 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination of employment.
Restructuring accrual activity was as follows:
Fiscal 2008
(amounts are in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	6/29/2008

Severance and other employee-related charges	$3,015	$2,987	$(39)	$(2,544)	$174	$3,593
Lease termination costs	—	72	—	(72)	—	—
Acquisition restructuring costs	1,209	—	—	(226)	82	1,065

Total	$4,224	$3,059	$(39)	$(2,842)	$256	$4,658

Note 10. PENSION BENEFITS
The components of net periodic benefit cost for the thirteen week and twenty-six week periods ended June 29, 2008 and July 1, 2007 were as follows:
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Service cost	$290	$348	$567	$687
Interest cost	1,228	1,008	2,404	1,987
Expected return on plan assets	(20)	(36)	(38)	(70)
Amortization of actuarial (gain) loss	(11)	117	(22)	231
Amortization of transition obligation	38	32	73	62
Amortization of prior service cost	—	—	1	1

Net periodic pension cost	$1,525	$1,469	$2,985	$2,898

We expect the cash requirements for funding the pension benefits to be approximately $5.3 million during fiscal 2008, including $2.6 million which was funded during the six months ended June 29, 2008.
Note 11. FAIR VALUE MEASUREMENT
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

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	-	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our financial assets and liabilities measured at fair value as of June 29, 2008 and the basis for that measurement:
(amounts in thousands)

		Quoted Prices
	Total Fair	in Active	Significant
	Value	Markets for	Other	Significant
	Measurement	Identical	Observable	Unobservable
	June 29,	Asset	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$239	$—	$239	$—

Total assets	$239	$—	$239	$—

Foreign currency forward exchange contracts	$189	$—	$189	$—

Total liabilities	$189	$—	$189	$—

During the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted 2008 Euro inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2008 to March 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro denominated forecasted revenues due to changes in exchange rates. As of June 29, 2008, the fair value of these cash flow hedges were reflected as a $0.1 million asset and are included in other current assets in the accompanying consolidated balance sheets. The total notional amount of these hedges is $19.5 million (12.3 million Euros) and the unrealized gain recorded in Other Comprehensive Income was $0.1 million.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS No. 133. As of June 29, 2008, the fair value of the interest rate swap agreement was reflected as a $0.1 million asset and is included in other assets in the accompanying consolidated balance sheets.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of June 29, 2008, we had currency forward exchange contracts with a notional amount totaling approximately $21.2 million. The contracts are in the various local currencies covering primarily our Western European, Canadian, Japanese and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia. As of June 29, 2008, the fair value of the forward exchange contracts was reflected as a $0.2 million liability and is included in other current liabilities in the accompanying consolidated balance sheets.
Note 12. INCOME TAXES
During the first six months of 2008, we recorded a $7.6 million benefit relating to discrete events. Included in the $7.6 million was a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations in the second quarter of 2008 and the related impact on assumptions of future taxable income. Also included was a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit and a $1.7 million tax benefit related to restructuring and deferred compensation expenses. The Australian tax audit adjustment was previously disclosed in our 2007 Form 10-K filing.
Note 13. CONTINGENT LIABILITIES AND SETTLEMENTS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.

Note 14. BUSINESS SEGMENTS
(amounts in thousands)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Business segment net revenue:
Shrink Management Solutions	$136,825	$107,787	$263,143	$196,435
Intelligent Labels	73,347	63,904	133,287	122,690
Retail Merchandising	26,028	24,011	49,390	47,779

Total revenues	236,200	195,702	445,820	366,904

Business segment gross profit:
Shrink Management Solutions	56,444	43,280	105,383	77,535
Intelligent Labels	29,050	28,947	54,480	53,313
Retail Merchandising	12,447	10,768	24,557	22,426

Total gross profit	97,941	82,995	184,420	153,274

Operating expenses	84,703	64,336	164,800	128,450
Interest (expense) income, net	(535)	940	(1,188)	1,791
Other gain (loss), net	558	131	(606)	(393)

Earnings before income taxes and minority interest	$13,261	$19,730	$17,826	$26,222

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
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (Check-Net ®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. The second quarter of fiscal 2007 has been conformed to reflect the segment change. The gross margins for each of the segments are set forth in Note 13 “Business Segments” to the consolidated financial statements.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., material fluctuations in foreign currency exchange rates could have a significant impact on our results.
Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions. Revenue growth may also be generated by acquisitions that are targeted to expand our product offerings and customer base.
During early 2008, we introduced EvolveTM, our new state-of-the-art shrink management platform. Evolve is our next-generation suite of RF and RFID enabled products that provide enhanced system performance and networking capability information in a more aesthetically pleasing format. Our business model relies upon customer commitments for our security product installations to a large number of their stores over a period of several months (large chain-wide installations). This new product will allow our existing customers to upgrade their security offerings and should result in increased installations for the future. The enhanced capabilities of the Evolve platform should also attract interest from new retail customers. As is typical with market introductions of new products in this industry, we expect the EvolveTM roll-out to positively impact our revenues over an 18 month period starting with existing customers.

During June 2008, we acquired OATSystems, Inc., a leader in RFID-based application software and middleware. The addition of OATSystems, Inc. will build on our strategy of helping retailer and suppliers migrate more easily with our EvolveTM Electronic Artricle Surveillance platform to Electronic Product Code (EPC) RFID. As our industry moves to a common EPC standard, we will now be able to offer solutions that enable retailers and their supply chains to gain deeper visibility of their assets and merchandise - further reducing shrink and increasing the bottom-line profits by enhancing on-shelf merchandise availability for consumers.
Additionally, our acquisitions of Alpha S3 and SIDEP in 2007 have expanded our product portfolio. We anticipate that these acquisitions will help us improve our product offering and, coupled with our external global distribution chain, provide a platform for continued growth. In addition to improving our offering of shrink management solutions, the Alpha acquisition adds products for use with acoustic-magnetic (AM) technology, providing the potential to expand our penetration in retail customers that are not using our RF EAS solutions.
In July 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in Checkpoint’s CheckNet® business and to support incremental improvements in its EAS Hardware and Labels businesses. Through this program, the Company expects to incur total after-tax restructuring charges in 2008 of approximately $5 million, or $0.12 per diluted share. Implementation of this plan is expected to be complete in 2010. The plan is expected to result in annualized cost savings of approximately $6 million while positioning the CheckNet® service bureau business for more rapid growth. Through the first six months of 2008, the Company has incurred total charges relating to this program of $0.5 million, or $0.01 per diluted share. In addition to the restructuring expense, the implementation of this program is expected to require operating expenditures of approximately $0.04 to $0.06 per share in the second half of 2008 and includes actions to expand capacity with the objective of driving growth.
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

Analysis of Statement of Operations
Thirteen Weeks Ended June 29, 2008 Compared to Thirteen Weeks Ended July 1, 2007
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	June 29,	July 1,	Fiscal 2008
	2008	2007	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007

Net revenues
Shrink Management Solutions	57.9%	55.1%	26.9%
Intelligent Labels	31.1	32.6	14.8
Retail Merchandising	11.0	12.3	8.4

Net revenues	100.0	100.0	20.7
Cost of revenues	58.5	57.6	22.7

Total gross profit	41.5	42.4	18.0
Selling, general and administrative expenses	32.2	30.6	26.7
Research and development	2.4	2.1	41.4
Restructuring expense	1.3	0.2	N/A

Operating income	5.6	9.5	(29.1)
Interest income	0.3	0.6	N/A
Interest expense	0.5	0.1	N/A
Other gain (loss), net	0.2	0.1	N/A

Earnings before income taxes and minority interest	5.6	10.1	(32.8)
Income taxes	(0.5)	2.7	N/A
Minority interest	—	—	N/A

Earnings from continuing operations	6.1	7.4	(1.5)
Earnings from discontinued operations, net of tax	—	0.3	N/A

Net earnings	6.1%	7.7%	(4.9)%

N/A	— Comparative percentages are not meaningful.

Net Revenues
Revenues for the second quarter 2008 compared to the second quarter 2007 increased by $40.5 million or 20.7% from $195.7 million to $236.2 million. Foreign currency translation had a positive impact on revenues of approximately $18.7 million or 9.6% in the second quarter of 2008 as compared to the second quarter of 2007.
(amounts in millions)

			Dollar
			Amount	Percentage
			Change	Change
	June 29,	July 1,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net revenues:
Shrink Management Solutions	$136.8	$107.8	$29.0	26.9%
Intelligent Labels	73.4	63.9	9.5	14.8
Retail Merchandising	26.0	24.0	2.0	8.4

Net revenues	$236.2	$195.7	$40.5	20.7%

Shrink Management Solutions revenues increased by $29.0 million or 26.9% in the second quarter 2008 as compared to the second quarter 2007. Foreign currency translation had a positive impact of approximately $10.1 million. The Alpha and SIDEP acquisitions increased revenues for the second quarter 2008 by $12.8 million. We anticipate Alpha revenue to continue its growth in the second half of 2008 and meet our previously disclosed annual revenue expectation of over $83 million. The remaining increase was primarily due to increases in CCTV of $4.5 million. The CCTV revenues improved due primarily to increases in the U.S. of $4.3 million. The U.S. CCTV improvements are due primarily to an increase of $3.5 million related to our banking acquisitions and $0.8 million of organic growth. The benefit of the banking acquisition should decrease as the operations become comparable in the second half of 2008. CCTV organic growth has a significant portion of its revenue growth dependent upon new store openings which could be impacted by current U.S. economic trends. EAS hardware remained flat for the second quarter 2008 compared to 2007 with increases in Asia offset by declines in our European market. The EAS hardware increase in Asia was due primarily to large chain-wide roll-outs in New Zealand and Australia of $0.9 million and $0.7 million, respectively. We anticipate the performance for these roll-outs to continue into the second half of 2008, however the 2007 comparable revenues for Australia will be more difficult due to comparable roll-outs during the second half of 2007. The EAS hardware decline in Europe was due primarily to lower revenues in Germany and France, partially offset by an increase in Spain. The EAS decline in Germany and France was due to a large roll-out in 2007 without a comparable roll-out in 2008. The EAS hardware in Germany is anticipated to improve in the second half of 2008 with new chain-wide roll-outs starting in the third quarter of 2008. The increase in Spain was due to large chain-wide roll-outs continuing into the second quarter of 2008. The revenue levels in Spain should continue into the second half of 2008, however these revenue levels will face difficult comparable revenues due to large chain-wide installations which occurred during the second half of 2007.
Intelligent Labels revenues increased by $9.5 million or 14.8% in the second quarter 2008 as compared to the second quarter 2007. The positive impact of foreign currency translation was approximately $5.2 million. Also benefiting revenue was an increase of $3.1 million and $4.1 million for our CheckNet® business, and the acquisition of SIDEP, respectively. These increases were partially offset by declines in EAS Labels and Library of $1.3 million and $1.4 million, respectively. The increase in CheckNet® revenues was due primarily to growth in the U.S. and Asia of $3.3 million and $1.3 million, respectively. These increases were partially offset by a decline of $1.5 million in our CheckNet® Europe business. The increase in the U.S. and Asia CheckNet® businesses was due primarily to an increase in new customers in those regions. The decline in CheckNet® Europe was due primarily to pricing pressures and order delays impacting the second quarter 2008. The decrease in EAS Labels was due primarily to the U.S. business. The decrease in the U.S. was due primarily to delays in orders and increased competition. The decline in our Library business of $1.4 million was due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. We expect this revenue trend to continue in the Library business for the remainder of 2008 due to this transition from direct to indirect sales.
Retail Merchandising revenues increased by $2.0 million or 8.4%. The positive impact of foreign currency translation was approximately $3.5 million. This increase was partially offset by declines in our RMS business in Europe and Asia of $0.9 million and $0.6 million, respectively. The decline in Europe was due primarily to large remodel work in 2007 without comparable business in 2008. The decline in Asia was due primarily to a large order in 2007 without comparable activities in 2008. We anticipate RMS to continue to face difficult revenue comparables for the remainder of 2008 due to the large remodel work performed in 2007.

Gross Profit
Gross profit for the second quarter of 2008 was $97.9 million, or 41.5% of revenues, compared to $83.0 million, or 42.4% of revenues, for the second quarter of 2007. Foreign currency translation had a positive impact on gross profit of approximately $7.5 million in the second quarter of 2008.
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 41.3% in the second quarter 2008, from 40.2% in the second quarter of 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to improved margins in our EAS Hardware business and an increase in Alpha products revenues at higher margin levels, partially offset by a decrease in margins in our CCTV business due primarily to pricing pressures. We anticipate the margins in this segment to improve in the second half of 2008 due to increased projected revenues in our Alpha business representing a larger portion of this segment and continued EAS installation growth.
Intelligent Labels gross profit as a percentage of Intelligent Labels revenues decreased to 39.6% in the second quarter 2008, from 45.3% in the second quarter 2007. This decrease in Intelligent Labels gross profit percentage was due primarily to declines in EAS labels, CheckNet® margins, and our Library business. The EAS labels margins were negatively impacted by manufacturing variances which were primarily attributable to reduced capacity utilization, production issues that resulted in increased scrap and labor inefficiencies, higher energy costs, and an increase in the raw material cost. We have upgraded certain manufacturing equipment in the second quarter and anticipate this upgrade will address the production issues impacting the second quarter margins. The increased energy costs and raw material costs could impact the future margins. The CheckNet® margins were negatively impacted primarily by lower margins in our U.S. business and lower margin in our ADS UK. These margin declines were due primarily to operational inefficiencies and pricing pressures. We anticipate the margins will improve from the current quarter percentage for the remainder of 2008. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to distributor revenues with lower margins. We anticipate the Library margins to continue at their current levels for the remainder of the year due to the transition from the direct to indirect sales model.
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 47.8% in the second quarter 2008, from 44.8% in the second quarter of 2007. This increase in Retail Merchandising gross profit percentage was primarily due to improved margins in our HLS business.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $16.0 million, or 26.7%, over the second quarter of 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $5.7 million. SG&A expenses generated by the recently acquired Alpha and SIDEP operations accounted for $7.4 million of the increase over the prior year. The remaining increase was due to increased management expense and increase sales expense. The increase in management expense is due to additional costs during the transition period due to the change in executive management. The increase in sales expense corresponds to the improvement in revenues over the prior year. We anticipate selling, general and administrative expenses to continue to be impacted by our acquisitions during the remainder of 2008, including our recent acquisition of OATSystems, Inc.
Research and Development Expenses
Research and development (R&D) costs were $5.7 million, or 2.4% of revenues, in the second quarter 2008 and $4.1 million, or 2.1%, in the second quarter 2007. Foreign currency translation increased R&D costs by approximately $0.1 million. R&D expenses generated by the recently acquired Alpha and SIDEP operations were $0.8 million.
Restructuring Expenses
Restructuring expenses were $3.0 million, or 1.3% of revenues, in the second quarter 2008 and $0.3 million, or 0.2%, in the second quarter 2007.
Interest Income
Interest income for the second quarter 2008 decreased $0.6 million from the comparable quarter in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest Expense
Interest expense for the second quarter of 2008 increased $0.9 million from the comparable quarter in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007.

Other Gain (Loss), net
Other gain (loss), net increased by a $0.4 million gain from the comparable quarter in 2007. The increase was due primarily to a foreign exchange gain of $0.5 million in 2008 as compared to a foreign exchange gain of $0.2 million in the second quarter of 2007.
Income Taxes
Our effective tax rate for the second quarter of 2008 was negative 8.4% as compared to 26.1% for the second quarter of 2007. The second quarter effective tax rate was impacted by a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations in the second quarter and the related impact on assumptions of future taxable income.
Net Earnings
Net earnings were $14.4 million, or $.36 per diluted share, in the second quarter of 2008 compared to $15.1 million, or $.37 per diluted share, in the second quarter of 2007. The weighted average number of shares used in the diluted earnings per share computation were 40.3 million and 40.7 million for the second quarters of 2008 and 2007, respectively.

Twenty-six Weeks Ended June 29, 2008 Compared to Twenty-six Weeks Ended July 1, 2007
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	June 29,	July 1,	Fiscal 2008
	2008	2007	vs.
Twenty-six weeks ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007

Net revenues
Shrink Management Solutions	59.0%	53.6%	34.0%
Intelligent Labels	29.9	33.4	8.6
Retail Merchandising	11.1	13.0	3.4

Net revenues	100.0	100.0	21.5
Cost of revenues	58.6	58.2	22.4

Total gross profit	41.4	41.8	20.3
Selling, general and administrative expenses	33.6	32.6	25.1
Research and development	2.5	2.2	36.3
Restructuring expense	0.9	0.2	N/A

Operating income	4.4	6.8	(21.0)
Interest income	0.3	0.7	N/A
Interest expense	0.6	0.2	N/A
Other gain (loss), net	(0.1)	(0.1)	N/A

Earnings before income taxes and minority interest	4.0	7.2	(32.0)
Income taxes	(0.3)	1.8	N/A
Minority interest	—	—	N/A

Earnings from continuing operations	4.3	5.4	(2.0)
Earnings from discontinued operations, net of tax	—	0.1	N/A

Net earnings	4.3%	5.5%	(4.5)%

N/A	— Comparative percentages are not meaningful.

Net Revenues
Revenues for the first six months of 2008 compared to the same period in 2007 increased by $78.9 million or 21.5% from $366.9 million to $445.8 million. Foreign currency translation had a positive impact on revenues of approximately $33.6 million or 9.1% in the first six months of 2008 as compared to the first six months of 2007.
(amounts in millions)

			Dollar
			Amount	Percentage
			Change	Change
	June 29,	July 1,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Twenty-six weeks ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net revenues:
Shrink Management Solutions	$263.1	$196.4	$66.7	34.0%
Intelligent Labels	133.3	122.7	10.6	8.6
Retail Merchandising	49.4	47.8	1.6	3.4

Net revenues	$445.8	$366.9	$78.9	21.5%

Shrink Management Solutions revenues increased by $66.7 million or 34.0% in the first six months of 2008 as compared to the first six months of 2007. Foreign currency translation had a positive impact of approximately $18.3 million. The Alpha and SIDEP acquisitions increased revenues for the first six months of 2008 by $26.8 million. We anticipate Alpha revenue to continue its growth in the second half of 2008 and to meet our previously disclosed annual revenue expectation of over $83 million. The remaining increase was primarily due to increases in CCTV and EAS Hardware revenues of $14.1 million and $4.7 million, respectively. The CCTV business improved due to increases in the U.S. and Japan of $12.6 million and $1.2 million, respectively. The U.S. CCTV improvements are due to a larger number of installations with existing customers in the first six months of 2008 compared to the first six months of 2007, coupled with an increase of $6.6 million from our newly acquired banking businesses. The benefit of the banking acquisitions should decrease as the operations become comparable in the second half of 2008. CCTV organic growth has a significant portion of its revenue growth dependent upon new store openings which could be impacted by current U.S. economic trends. The Japan CCTV increase is due to growth in the first quarter of 2008 in that market with comparable revenue in the second quarter compared to prior year same periods. EAS Hardware revenue increased $4.3 million in Asia Pacific. The increase in Asia Pacific was due primarily to a large chain-wide roll-out in Australia and New Zealand in first six months of 2008. We anticipate the trend to continue in this region as the roll-out will continue into the second half of 2008.
Intelligent Labels revenues increased by $10.6 million, or 8.6% in the first six months of 2008 as compared to the first six months of 2007. The positive impact of foreign currency translation was approximately $8.8 million. Also benefiting revenue were increases of $5.8 million and $4.8 million for the acquisition of SIDEP and our CheckNet® business, respectively. These increases were partially offset by a decrease in our EAS label business and our Library business of $5.4 million and $2.8 million, respectively. The increase in our CheckNet® revenues was due primarily to an increase in revenue in the U.S. business. The U.S. business increase was due to increased volume with existing large customers and an increase in new customer orders. The EAS Label revenue decrease was due to decreases in the U.S., Europe, and Japan of $2.5 million, $1.4 million and $0.8 million, respectively. The decrease in the U.S. was due primarily to delays in orders and increased competition. The Europe decline were primarily in Germany and the UK. The decline in Germany was due to order delays, which we anticipate will be realized in the second half of 2008. The UK decline was due to an overall business performance decline in that country. The decline in Japan is due to increased competition in this country. Library revenues declined due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. We expect this revenue trend to continue in the Library business for the remainder of 2008 due to this transition from direct to indirect sales.
Retail Merchandising revenues increased by $1.6 million or 3.4%. The positive impact of foreign currency translation was approximately $6.4 million. This increase was partially offset by a decrease in our revenues from retail display systems primarily in Europe of $4.0 million and a decrease in revenues of HLS of $0.9 million. Our retail display systems decline is due to large remodel work in the first six months of 2007 without such comparable revenues in 2008. We anticipate RMS to continue to face difficult revenue comparables for the remainder of 2008 due to the large remodel work performed in 2007.

Gross Profit
Gross profit in the first six months of 2008 was $184.4 million, or 41.4% of revenues, compared to $153.3 million, or 41.8% of revenues, in the first six months of 2007. Foreign currency translation had a positive impact of approximately $13.5 million.
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 40.0% in the first six months of 2008, from 39.5% in the first six months of 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to improved margins in our EAS Hardware business and an increase in Alpha products revenues at higher margin levels, partially offset by a decrease in margins in our CCTV business. The improvement in our EAS margins is due primarily to improvements in our manufacturing process compared to the first six months of 2007. Our CCTV business decline in margin was due to inefficiencies related to volume early in 2008 and pricing pressures. We anticipate CCTV margins will maintain the second quarter levels for the remainder of the year.
Intelligent Labels gross profit as a percentage of Intelligent Labels revenues decreased to 40.9% in the first six months of 2008, from 43.5% in the first six months of 2007. This decrease was due primarily to a decrease in EAS label margins and the Library business margins. The decline in EAS label margins was due primarily to manufacturing variances, which were primarily attributable to reduced capacity utilization, production issues that resulted in increased scrap and labor inefficiencies, higher energy costs, and an increase in the raw material cost. We have upgraded certain manufacturing equipment in the second quarter and anticipate this upgrade will address the production issues impacting the second quarter margins. The increased energy costs and raw material costs could impact the future margins. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to distributor revenues with lower margins.
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 49.7% in the first six months of 2008 from 46.9% in the first six months of 2007. This increase in Retail Merchandising gross profit percentage was primarily due to improved margins in our HLS business.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased $30.1 million, or 25.1%, over the first six months of 2007. Foreign currency translation increased selling, general, and administrative expenses by approximately $10.6 million. SG&A expenses generated by the recently acquired Alpha and SIDEP operations accounted for $12.9 million of the increase over the prior year. The remaining increase was due to $1.4 million of deferred compensation expense related to prior periods, an increase in bad debt provision incurred during the six months, increased management expense and increased costs related to the participation in trade shows during the first quarter of 2008. We anticipate selling, general and administrative expenses to continue to be impacted by our acquisitions during the remainder of 2008, including our recent acquisition of OATSystems, Inc.
Research and Development Expenses
Research and development (R&D) costs were $11.0 million, or 2.5% of revenues, in the first six months of 2008 and $8.0 million, or 2.2% of revenues, in the first six months of 2007. Foreign currency translation increased R&D costs by approximately $0.5 million. R&D expenses generated by the recently acquired Alpha and SIDEP operations were $1.5 million.
Restructuring Expenses
Restructuring expenses were $4.0 million, or 0.9% of revenues in the first six months of 2008 compared to $0.7 million or 0.2% of revenues in the first six months of 2007.
Interest Income
Interest income in the first six months of 2008s decreased $1.1 million from the comparable period in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest Expense
Interest expense for the first six months of 2008 increased $1.9 million from the comparable period in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007.

Other Gain (Loss), net
Other gain (loss), net decreased by $0.2 million from the comparable six month period in 2007. The decrease was due to a foreign exchange loss of $0.8 million in 2008 as compared to a foreign exchange loss of $0.5 million in the first six months of 2007.
Income Taxes
The effective tax rate for the twenty-six weeks ended June 29, 2008 was negative 6.8%. For the twenty-six weeks ended July 1, 2007, the effective tax rate was 25.7%. During the first six months of 2008, we recorded a $7.6 million benefit relating to discrete events. Included in the $7.6 million was a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations in the second quarter of 2008 and the related impact on assumptions of future taxable income. Also included was a $1.1 million release of unrecognized tax benefits due to the favorable conclusion of an Australian tax audit and a $1.7 million tax benefit related to restructuring and deferred compensation expenses. The Australian tax audit adjustment was previously disclosed in our 2007 Form 10-K filing.
Net Earnings
Net earnings were $19.2 million, or $0.47 per diluted share, in the first six months 2008 compared to $20.1 million, or $0.50 per diluted share, in the first six months 2007. The weighted average number of shares used in the diluted earnings per share computation were 40.6 million and 40.5 million for the first six months of 2008 and 2007, respectively.
Financial Condition
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements and other potential restructuring requirements, and product development requirements.
As of June 29, 2008, our cash and cash equivalents were $95.5 million compared to $118.3 million as of December 30, 2007. Our operating activities during the first half of 2008 provided approximately $19.2 million compared to $24.1 million during the first half of 2007. In 2008, our cash from operating activities was impacted negatively by an increase in payments for accounts payable, payment of annual bonuses and an increase in inventory. These negative impacts were partially offset by collections of receivables.
In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc debt. The transaction was paid in cash with $2.2 million remaining to be paid as of June 29, 2008. These amounts are anticipated to be distributed during the third quarter of 2008. Additionally, we acquired $2.2 million in liabilities.
In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash.
Our capital expenditures for the first half of 2008 totaled $9.0 million, compared to $5.5 million during the first half of 2007. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $10 million for the remainder of 2008.
The senior unsecured credit facility increased by $48.3 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and OATSystems, Inc acquisition.
During the first quarter of 2008, we utilized our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. As of June 29, 2008, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of June 29, 2008, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

We continue to reinvest in the Company through spending in technology and process improvement. In the first six months of 2008, our expenditures in research and development amounted to $11.0 million. We estimate our expenditures in research and development during the remainder of 2008 will be approximately $13 to $15 million.
As of June 29, 2008, our working capital was $275.9 million compared to $282.1 million as of December 30, 2007. At the end of the second quarter 2008, our percentage of total debt to total stockholders’ equity increased to 24.1% from 16.2% as of December 30, 2007. As of June 29, 2008, we had an available line of credit totaling approximately $9.1 million.
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
A net charge of $4.0 million was recorded in the first six months of 2008 in connection with the 2005 Restructuring Plan. The charge was composed of $3.0 million of severance accruals, $0.1 million of lease termination costs, and an asset impairment of $0.4 million in our Japan manufacturing facility. All lease terminations costs were paid as of June 29, 2008. In addition, we recorded $0.5 million related to consulting in the formulation of our new restructuring plan.
The total number of employees affected by the restructuring were 829, of which 776 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to approximate $28 million to $29 million, of which $28 million has been incurred and $25 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $33 million to $35 million.
Restructuring accrual activity was as follows:
Fiscal 2008
(amounts are in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	6/29/2008

Severance and other employee-related charges	$3,015	$2,987	$(39)	$(2,544)	$174	$3,593
Lease termination costs	—	72	—	(72)	—	—
Acquisition restructuring costs	1,209	—	—	(226)	82	1,065

Total	$4,224	$3,059	$(39)	$(2,842)	$256	$4,658

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 30, 2007. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.9 million as of June 29, 2008, and $17.6 million as of December 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
New Accounting Pronouncements and Other Standards
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We are currently evaluating the potential impact of the adoption of FAS 162 on our financial statements.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our financial statements.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). The FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. Early application of this FSP is prohibited. The adoption of FSP No. EITF 03-6-1 is not anticipated to have a material effect on our Consolidated Financial Statements.

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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of June 29, 2008, we had currency forward exchange contracts with a notional amount totaling approximately $21.2 million. The contracts are in various local currencies primarily covering our Western European, Canadian, Japanese and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Hedging Activity
During the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted 2008 Euro inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2008 to March 2009. The purpose of these cash flow hedges are to eliminate the currency risk associated with Euro denominated forecasted revenues due to changes in exchange rates. As of June 29, 2008, the fair value of these cash flow hedges were reflected as a $0.1 million asset and are included in other current assets in the accompanying consolidated balance sheets. The total notional amount of these hedges is $19.5 million (12.3 million Euros) and the unrealized gain recorded in Other Comprehensive Income was $0.1 million.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS No. 133. As of June 29, 2008, the fair value of the interest rate swap agreement was reflected as a $0.1 million asset and is included in other assets in the accompanying consolidated balance sheets.
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
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the Company’s second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 5, 2008, the Company held its annual meeting of stockholders for the purpose of the election of three directors to three year terms and ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.
The number of votes cast at the meeting was as follow:

		Votes
Election of Directors:	Votes For	Withheld

Harald Einsmann	31,028,241	1,751,743
Jack W. Partridge	31,882,862	897,122
Robert P. van der Merwe	31,880,161	899,823

		Votes	Votes
	Votes For	Against	Abstained

Ratification of appointment of the independent registered public accounting firm	32,757,034	9,560	13,391

Continuing as Class I directors for a term expiring in 2010 are R. Keith Elliott, William S. Antle, III and George W. Off. Continuing as Class III directors for a term expiring in 2009 are George W. Babich, Jr., Alan R. Hirsig and Sally Pearson.
Item 5. OTHER INFORMATION
Issuer Purchases of Equity Securities
The following table presents information related to the repurchases of common stock we made during the six months ended June 29, 2008.

				Maximum Number of
			Total Number of	Shares that May Yet Be
	Total Number of	Average Price	Shares Purchased	Purchased Under the
Period	Shares Purchased	Paid per Share	Under the Plan (A)	Program

December 31, 2007 — January 27, 2008	—	$—	—	2,000,000
January 28, 2008 — February 24, 2008	—	—	—	2,000,000
February 25, 2008 — March 30, 2008	673,067	25.63	673,067	1,326,933
March 31, 2008 — April 27, 2008	—	—	—	1,326,933
April 28, 2008 — May 25, 2008	863,218	25.11	1,536,285	463,715
May 26, 2008 — June 29, 2008	463,715	25.68	2,000,000	—

Total	2,000,000	$25.42	2,000,000	—

(A)	In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to two million shares of the Company’s common stock. During the first six months of 2008, the Company repurchased two million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	August 7, 2008

Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002