Form 10-Q
period 2008-09-28
CHECKPOINT SYSTEMS INC
filed 2008-11-07
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 2008, there were 38,699,370 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, President and Chief Executive Officer
Rule 13a-4(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 28,	December 30,
	2008	2007*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,294	$118,271
Marketable securities	—	29
Accounts receivable, net of allowance of $19,471 and $15,839	208,480	221,875
Inventories	115,528	109,329
Other current assets	44,385	42,914
Deferred income taxes	15,769	14,492

Total Current Assets	477,456	506,910

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,586	4,500
PROPERTY, PLANT, AND EQUIPMENT, net	88,856	88,096
GOODWILL	296,469	274,601
OTHER INTANGIBLES, net	121,333	119,294
DEFERRED INCOME TAXES	42,832	28,591
OTHER ASSETS	13,842	9,052

TOTAL ASSETS	$1,043,374	$1,031,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long term debt	$10,576	$3,756
Accounts payable	57,551	76,404
Accrued compensation and related taxes	31,426	38,821
Other accrued expenses	41,773	43,469
Income taxes	2,195	4,827
Unearned revenues	22,470	28,576
Restructuring reserve	3,674	4,224
Accrued pensions - current	4,304	4,337
Other current liabilities	17,549	20,401

Total Current Liabilities	191,518	224,815

LONG-TERM DEBT, LESS CURRENT MATURITIES	130,835	91,756
ACCRUED PENSIONS	80,614	80,549
OTHER LONG-TERM LIABILITIES	36,739	31,419
DEFERRED INCOME TAXES	14,656	13,200
MINORITY INTEREST	890	977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 42,735,282 and 41,837,525	4,273	4,183
Additional capital	379,900	360,684
Retained earnings	235,647	203,717
Common stock in treasury, at cost, 4,035,912 and 2,035,912 shares	(71,520)	(20,621)
Accumulated other comprehensive income, net of tax	39,822	40,365

TOTAL STOCKHOLDERS’ EQUITY	588,122	588,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,374	$1,031,044

*	Derived from the Company’s audited consolidated financial statements at December 30, 2007.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net revenues	$233,995	$204,589	$679,815	$571,493
Cost of revenues	136,364	118,941	397,764	332,571

Gross profit	97,631	85,648	282,051	238,922
Selling, general, and administrative expenses	73,865	62,091	223,695	181,839
Research and development	5,297	5,128	16,267	13,176
Restructuring expense	848	31	4,848	685
Litigation settlement	467	—	467	—
Other operating income	968	—	968	—

Operating income	18,122	18,398	37,742	43,222
Interest income	677	1,688	1,975	4,080
Interest expense	1,522	367	4,008	968
Other (loss) gain, net	(1,512)	66	(2,118)	(327)

Earnings before income taxes and minority interest	15,765	19,785	33,591	46,007
Income taxes expense	2,999	5,484	1,778	12,229
Minority interest, net of tax	(10)	(46)	(117)	(109)

Earnings from continuing operations	12,776	14,347	31,930	33,887
(Loss) earnings from discontinued operations, net of tax	—	(9)	—	514

Net earnings	$12,776	$14,338	$31,930	$34,401

Basic earnings per share:
Earnings from continuing operations	$.33	$.36	$.81	$.85
Earnings from discontinued operations, net of tax	—	—	—	.01

Basic earnings per share	$.33	$.36	$.81	$.86

Diluted earnings per share:
Earnings from continuing operations	$.32	$.35	$.79	$.84
Earnings from discontinued operations, net of tax	—	—	—	.01

Diluted earnings per share	$.32	$.35	$.79	$.85

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 30, 2007	41,837	$4,183	$360,684	$203,717	2,036	$(20,621)	$40,365	$588,328
Net earnings				31,930				31,930
Exercise of stock-based compensation	898	90	8,916					9,006
Tax benefit of stock-based compensation			2,145					2,145
Stock-based compensation expense			5,874					5,874
Deferred compensation plan			2,281					2,281
Repurchase of common stock					2,000	(50,899)		(50,899)
Amortization of pension plan actuarial losses, net of tax							73	73
Change in realized and unrealized gains on derivative hedges, net of tax							1,314	1,314
Unrealized gain adjustment on marketable securities, net of tax							(16)	(16)
Foreign currency translation adjustment							(1,914)	(1,914)

Balance, September 28, 2008	42,735	$4,273	$379,900	$235,647	4,036	$(71,520)	$39,822	$588,122

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Net earnings	$12,776	$14,338	$31,930	$34,401
Amortization of pension plan actuarial losses, net of tax	24	97	73	291
Change in realized and unrealized gains on derivative hedges, net of tax	1,131	—	1,314	—
Unrealized gain adjustment on marketable securities, net of tax	—	152	(16)	152
Foreign currency translation adjustment	(27,512)	16,602	(1,914)	25,591

Comprehensive income	$(13,581)	$31,189	$31,387	$60,435

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	September 28,	September 30,
Nine Months Ended (39 Weeks)	2008	2007

Cash flows from operating activities:
Net earnings	$31,930	$34,401
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	22,924	13,586
Deferred taxes	(6,485)	(43)
Stock-based compensation	5,874	5,035
Provision for losses on accounts receivable	4,818	1,846
Excess tax benefit on stock compensation	(2,176)	(599)
Gain on sale of discontinued operations	—	(514)
Gain on sale of Czech Republic subsidiary	(968)	—
Gain on disposal of fixed assets	(20)	(483)
Asset impairment	401	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	1,281	(6,179)
Inventories	(4,077)	(3,575)
Other current assets	2,825	(25,561)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(19,500)	2,391
Income taxes	(154)	404
Unearned revenues	(459)	7,905
Restructuring reserve	(538)	(3,505)
Other current and accrued liabilities	(8,678)	3,690

Net cash provided by operating activities	26,998	28,799

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(12,287)	(9,518)
Acquisitions of businesses, net of cash acquired	(41,437)	(6,700)
Cash outflows from the sale of discontinued operations	—	(1,451)
Decrease in restricted cash	—	2,121
Other investing activities	142	1,136

Net cash used in investing activities	(53,582)	(14,412)

Cash flows from financing activities:
Proceeds from stock issuances	9,006	6,772
Excess tax benefit on stock compensation	2,176	599
Proceeds from short-term debt	9,951	2,899
Payment of short-term debt	(3,598)	(8,848)
Increase in overdraft borrowings	—	—
Proceeds from long-term debt	99,491	5,967
Payment of long-term debt	(66,034)	(614)
Purchase of treasury stock	(50,899)	—

Net cash provided by financing activities	93	6,775

Effect of foreign currency rate fluctuations on cash and cash equivalents	1,514	6,420

Net (decrease) increase in cash and cash equivalents	(24,977)	27,582
Cash and cash equivalents:
Beginning of period	118,271	143,394

End of period	$93,294	$170,976

See accompanying notes to the condensed consolidated financial statements.

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
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 28, 2008 and December 30, 2007 and our results of operations for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 and cash flows for the thirty-nine week periods ended September 28, 2008 and September 30, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Reclassifications have been made to Note 14, Business Segments, to conform the 2007 disclosures to the current year presentation. For more information on this reclassification see Note 19, Business Segments and Geographic Information, on our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Out of Period Adjustments
During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company, these deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as the nine months ended September 28, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.
Stock Repurchase Program
In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to 2 million shares of the Company’s common stock. During the first six months of 2008, the Company repurchased 2 million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

September 28,
Quarter ended	2008

Balance at beginning of year	$8,108
Accruals for warranties issued	4,914
Settlement made	(4,307)
Foreign currency translation adjustment	(45)

Balance at end of period	$8,670

New Accounting Pronouncements and Other Standards
We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, which deferred the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our financial statements.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on our Consolidated Financial Statements.
Note 2. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) under SFAS No. 123R for the three and nine months ended September 28, 2008 was $2.0 million and $5.9 million ($1.5 million and $4.1 million, net of tax) or $.04 per diluted share and $.10 per diluted share. For the three and nine months ended September 30, 2007, the total compensation expense was $1.9 million and $5.0 million ($1.4 million and $3.7 million, net of tax) or $.03 per diluted share and $.09 per diluted share. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $3.0 million and $1.0 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Stock Options
Option activity under the principal option plans as of September 28, 2008 and changes during the nine months ended September 28, 2008 were as follows:

			Weighted -
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 30, 2007	3,405,902	$17.45	6.21	$28,950
Granted	275,981	23.75
Exercised	(687,504)	12.42
Forfeited or expired	(135,266)	22.66

Outstanding at September 28, 2008	2,859,113	$19.02	6.77	$6,577

Vested and expected to vest at September 28, 2008	2,592,061	$18.59	6.53	$6,576

Exercisable at September 28, 2008	1,844,634	$16.56	5.49	$6,568

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 28, 2008 and September 30, 2007 was $8.2 million and $2.8 million, respectively.
As of September 28, 2008, $5.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of share-based payment units was estimated using the Black-Scholes option pricing model. The table below presents the weighted-average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
The following assumptions and weighted-average fair values were as follows:

	September 28,	September 30,
Nine months ended	2008	2007

Weighted-average fair value of grants	$8.73	$8.90
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	38.27%	36.56%
Expected life (in years)	4.89	4.56
Risk-free interest rate	2.483%	4.557%

Restricted Stock Units
Nonvested service based restricted stock units as of September 28, 2008 and changes during the nine months ended September 28, 2008 were as follows:

		Weighted-	Weighted-
	Number of	Average Vest	Average Grant
	Shares	Date	Date Fair
	(in thousands)	(in years)	Value

Nonvested at December 30, 2007	376,386	1.48	$32.70
Granted	206,353		$22.95
Vested	(79,649)		$23.68
Forfeited	(8,762)		$25.96

Nonvested at September 28, 2008	494,328	1.24	$38.75

Vested and expected to vest at September 28, 2008	293,024	1.08

Vested at September 28, 2008	52,500	—

The total fair value of restricted stock awards vested during the first nine months of 2008 was $1.9 million as compared to $0.6 million in the first nine months of 2007.
As of September 28, 2008, there was $4.2 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 3. INVENTORIES
Inventories consist of the following:
(amounts in thousands)

	September 28,	December 30,
	2008	2007

Raw materials	$16,569	$16,352
Work-in-process	5,680	6,497
Finished goods	93,279	86,480

Total	$115,528	$109,329

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $121.3 million and $119.3 million as of September 28, 2008 and December 30, 2007, respectively.
The following table reflects the components of intangible assets as of September 28, 2008 and December 30, 2007:
(dollar amounts in thousands)

		September 28, 2008		December 30, 2007
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets:
Customer lists	20	$85,270	$30,795	$80,104	$26,535
Trade name	30	31,389	16,114	31,662	15,695
Patents, license agreements	5 to 14	62,432	40,662	62,716	38,076
Other	3 to 6	9,964	2,707	5,890	1,322

Total amortized finite-lived intangible assets		189,055	90,278	180,372	81,628

Indefinite-lived intangible assets:
Trade name		22,556	—	20,550	—

Total identifiable intangible assets		$211,611	$90,278	$200,922	$81,628

Amortization expense for the three and nine months ended September 28, 2008 was $3.3 million and $9.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $1.4 million and $3.0 million, respectively.
Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)

2008	$12,818
2009	$13,024
2010	$12,261
2011	$10,691
2012	$9,878

The changes in the carrying amount of goodwill for the nine months ended September 28, 2008, are as follows:
(amounts in thousands)

	Shrink
	Management	Intelligent	Retail
	Solutions	Labels	Merchandising	Total

Balance as of December 30, 2007	$139,944	$56,314	$78,343	$274,601
Acquired during the year	23,546	—	—	23,546
Purchase accounting adjustment	261	(5)	—	256
Translation adjustments	(502)	(514)	(918)	(1,934)

Balance as of September 28, 2008	$163,249	$55,795	$77,425	$296,469

In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc. debt. The transaction was paid in cash. Additionally, we acquired $3.2 million in liabilities.
The financial statements reflect the preliminary allocations of the OATSystems, Inc. purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $22.9 million. We are currently in the process of evaluating whether to make an Internal Revenue Code Section 338 election to treat the purchase as an asset acquisition rather than a stock purchase for tax purposes; therefore, the amount of goodwill that is expected to be deductible for tax purposes has not yet been determined. If we make the Section 338 election, there could be a significant impact on deferred taxes and goodwill recorded for book purposes as a result of the acquisition. The allocation of the purchase price is expected to be completed during fiscal year 2008. The results from the acquisition date through September 28, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.

In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $0.7 million, which is deductible for tax purposes. We also acquired intangibles of $5.2 million related to customer lists with a useful life of 10 years. The results from the acquisition date through September 28, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.
Pursuant to SFAS 142 “Goodwill and Other Intangible Assets,” we perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.
Note 5. LONG-TERM DEBT
Long-term debt at September 28, 2008 and December 30, 2007 consisted of the following:
(amounts in thousands)

	September 28,	December 30,
	2008	2007

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$130,782	$91,496
Asialco loans maturing in 2008	—	3,418
Other capital leases with maturities through 2012	382	598

Total	131,164	95,512
Less current portion	329	3,756

Total long-term portion	$130,835	$91,756

The senior unsecured credit facility increased by $39.3 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and the OATSystems, Inc. acquisition.
In November 2007, we acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, we acquired $3.4 million (25 million RMB) of outstanding debt of Asialco. The loan was paid down in May 2008 and was renewed for a 12 month period under the original terms of the loan agreement. As of September 28, 2008, the outstanding Asialco loan balance is $3.6 million (25 million RMB) and has a weighted average interest rate of 7.20%. The loan is collateralized by land and buildings with an aggregate carrying value of $6.1 million at September 28, 2008. The loan matures in May 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.
At September 28, 2008, our existing Japanese local line of credit equaled ¥800 million ($7.6 million) and had an outstanding balance of ¥700 million ($6.6 million) and availability of ¥100 million ($0.9 million). The line of credit expires in March 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.
The senior unsecured credit facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of September 28, 2008, we were in compliance with all covenants.

Note 6. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Earnings available to common stockholders:
Basic earnings available to common stockholders	$12,776	$14,347	$31,930	$33,887

Diluted earnings available to common stockholders	12,776	14,347	31,930	33,887

Shares:
Weighted-average number of common shares outstanding	38,617	39,667	39,193	39,485
Shares issuable under deferred compensation arrangements	316	319	343	306

Basic weighted average number of common shares outstanding	38,933	39,986	39,536	39,791
Common shares assumed upon exercise of stock options and awards	439	976	656	834
Shares issuable under deferred compensation arrangements	11	11	12	13

Dilutive weighted-average number of common shares outstanding	39,383	40,973	40,204	40,638

Basic earnings per share:
Earnings from continuing operations	$.33	$.36	$.81	$.85
Earnings from discontinued operations, net of tax	—	—	—	.01

Basic earnings per share	$.33	$.36	$.81	$.86

Diluted earnings per share:
Earnings from continuing operations	$.32	$.35	$.79	$.84
Earnings from discontinued operations, net of tax	—	—	—	.01

Diluted earnings per share	$.32	$.35	$.79	$.85

The Long-term Incentive Plan restricted stock units have been excluded due to the performance of vesting criteria not being met. Anti-dilutive potential common shares are not included in our earnings per share calculation. The number of anti-dilutive common share equivalents was as follows:
(share amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS:	1,359	486	1,253	534

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

Note 8. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the thirty-nine week periods ended September 28, 2008 and September 30, 2007 were as follows:
(amounts in thousands)

	Nine Months
	(39 weeks) Ended
	September 28,	September 30,
	2008	2007

Interest	$3,736	$819
Income tax payments	$10,799	$8,741

Note 9. PROVISION FOR RESTRUCTURING
Provisions for Restructuring
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. The 2005 Restructuring Plan included the implementation of a cost reduction initiative designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas.
A net charge of $4.8 million was recorded in the first nine months of 2008 related to restructuring. The charge was composed of $3.6 million of severance accruals in connection with the 2005 Restructuring Plan. Also included in the charge was $0.3 million of additional restructuring expense related to the consolidation of our SIDEP entities in France, $0.1 million of lease termination costs, and an asset impairment of $0.4 million in our Japan manufacturing facility. The charge was partially offset by a $0.3 million release related to the 2004 Restructuring Plan. In addition, we recorded $0.7 million related to consulting expenses associated with the formulation of our new restructuring plan.
The total number of employees affected by the restructuring is 827, of which 778 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to be approximately $29 million to $30 million, of which $29 million has been incurred and $26 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination of employment.
Restructuring accrual activity was as follows:
Fiscal 2008
(amounts are in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	9/28/2008

Severance and other employee-related charges	$3,015	$3,694	$(173)	$(3,554)	$(4)	$2,978
Lease termination costs	—	71	—	(71)	—	—
Acquisition restructuring costs	1,209	—	—	(525)	12	696

Total	$4,224	$3,765	$(173)	$(4,150)	$8	$3,674

Note 10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for the thirteen week and thirty-nine week periods ended September 28, 2008 and September 30, 2007 were as follows:
(amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Service cost	$277	$357	$844	$1,044
Interest cost	1,183	1,025	3,587	3,012
Expected return on plan assets	(18)	(36)	(56)	(106)
Amortization of actuarial (gain) loss	(12)	119	(34)	350
Amortization of transition obligation	34	32	107	94
Amortization of prior service cost	1	1	2	2

Net periodic pension cost	$1,465	$1,498	$4,450	$4,396

We expect the cash requirements for funding the pension benefits to be approximately $4.9 million during fiscal 2008, including $3.5 million which was funded during the nine months ended September 28, 2008.
Note 11. FAIR VALUE MEASUREMENT
As discussed in Note 1, we adopted FAS 157 on December 31, 2007, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of FAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts.
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

The following table represents our financial assets and liabilities measured at fair value as of September 28, 2008 and the basis for that measurement:
(amounts in thousands)

		Quoted Prices
	Total Fair	in Active	Significant
	Value	Markets for	Other	Significant
	Measurement	Identical	Observable	Unobservable
	September 28,	Asset	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$1,445	$—	$1,445	$—

Total assets	$1,445	$—	$1,445	$—

Foreign currency forward exchange contracts	$11	$—	$11	$—

Total liabilities	$11	$—	$11	$—

During 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted 2008 Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2008 to June 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of September 28, 2008, the fair value of these cash flow hedges were reflected as a $1.4 million asset and are included in other current assets in the accompanying consolidated balance sheets. The total notional amount of these hedges is $18.8 million (12.3 million Euros) and the unrealized gain recorded in other comprehensive income was $1.4 million. During the three and nine months ended September 28, 2008, a $73 thousand benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. As of September 28, 2008, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months is approximately $1.4 million.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of September 28, 2008, the fair value of the interest rate swap agreement was reflected as a $0.1 million asset and is included in other assets in the accompanying consolidated balance sheets.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia. As of September 28, 2008, the fair value of the forward exchange contracts was reflected as an $11 thousand liability and is included in other current liabilities in the accompanying balance sheets.
Note 12. INCOME TAXES
The effective tax rate on continuing operations for the thirty-nine weeks ended September 28, 2008 was 5.3%. During the first nine months of 2008, we recorded a 16.0% benefit primarily associated with a valuation allowance release, settlement of a tax audit, deferred compensation adjustments, and ongoing organizational restructuring. A $4.8 million benefit was recorded relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations and the related impact of assumptions of future taxable income. A $1.1 million benefit was recorded relating to the release of unrecognized tax benefits associated with the favorable settlement of an Australian tax audit. The Australian tax audit adjustment was previously disclosed in our fiscal year 2007 Form 10-K filing. In addition, we recorded a $2.1 million benefit associated with deferred compensation adjustments and ongoing organizational restructuring activities.
Note 13. CONTINGENT LIABILITIES AND SETTLEMENTS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes it is remotely possible that the ultimate resolution of such matters will have a material adverse effect on our consolidated results of operations and/or financial condition.

Note 14. BUSINESS SEGMENTS
(amounts in thousands)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Business segment net revenue:
Shrink Management Solutions	$148,894	$118,953	$412,037	$315,388
Intelligent Labels	62,192	63,615	195,479	186,305
Retail Merchandising	22,909	22,021	72,299	69,800

Total revenues	233,995	204,589	679,815	571,493

Business segment gross profit:
Shrink Management Solutions	62,001	49,139	167,384	126,675
Intelligent Labels	24,053	25,680	78,533	78,992
Retail Merchandising	11,577	10,829	36,134	33,255

Total gross profit	97,631	85,648	282,051	238,922

Operating expenses	79,509	67,250	244,309	195,700
Interest (expense) income, net	(845)	1,321	(2,033)	3,112
Other (loss) gain, net	(1,512)	66	(2,118)	(327)

Earnings before income taxes and minority interest	$15,765	$19,785	$33,591	$46,007

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
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (CheckNet®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. The third quarter of fiscal 2007 has been conformed to reflect the segment change. The gross margins for each of the segments are set forth in Note 14 “Business Segments” to the consolidated financial statements.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., material fluctuations in foreign currency exchange rates could have a significant impact on our results.
We believe that some markets we serve are slowing as a result of the unprecedented credit crisis and projected softening of the global economic environment. In response to anticipated market conditions, we will continue to be focused on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We are also moving forward with initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that the strength of our core business and our ability to generate positive cash flow will sustain Checkpoint through this challenging period.
Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions. Revenue growth may also be generated by acquisitions that are targeted to expand our product offerings and customer base.

During early 2008, we introduced EvolveTM, our new state-of-the-art shrink management platform. Evolve™ is our next-generation suite of RF and RFID enabled products that provide enhanced system performance and networking capability information in a more aesthetically pleasing format. Our business model relies upon customer commitments for our security product installations to a large number of their stores over a period of several months (large chain-wide installations). This new product will allow our existing customers to upgrade their security offerings and should result in increased installations for the future. The enhanced capabilities of the Evolve™ platform should also attract interest from new retail customers. As is typical with market introductions of new products in this industry, we expect the EvolveTM roll-out to positively impact our revenues over an 18-month period starting with existing customers.
During June 2008, we acquired OATSystems, Inc., a leader in RFID-based application software and middleware. The addition of OATSystems, Inc. will build on our strategy of helping retailer and suppliers migrate more easily with our Evolve™ Electronic Article Surveillance platform to Electronic Product Code (EPC) RFID. As our industry moves to a common EPC standard, we will now be able to offer solutions that enable retailers and their supply chains to gain deeper visibility of their assets and merchandise- further reducing shrink and increasing the bottom-line profits by enhancing on-shelf merchandise availability for consumers.
Additionally, our acquisitions of Alpha S3 and SIDEP in 2007 have expanded our product portfolio. We anticipate that these acquisitions will help us improve our product offering and, coupled with our external global distribution chain, provide a platform for continued growth. In addition to improving our offering of shrink management solutions, the Alpha S3 acquisition adds products for use with acoustic-magnetic (AM) technology, providing the potential to expand our penetration in retail customers that are not using our RF EAS solutions.
In August 2008, the Company announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our CheckNet® business and to support incremental improvements in its EAS hardware and labels businesses. Following additional analysis of its CheckNet® business, we now expect this program to result in total after-tax restructuring charges of approximately $3 million, or $0.07 per diluted share, of which $2 million, or $0.04 per diluted share, is anticipated to be incurred in 2008. The Company continues to expect implementation of this program to be complete in 2010 and to result in annualized cost savings of approximately $6 million. Through the first nine months of 2008, the Company has incurred total charges relating to this program of $0.7 million, or $0.02 per diluted share. In addition to the restructuring charges, the Company now expects costs to expand capacity that are associated with this program to be approximately $0.03 per diluted share in 2008.
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
Results of Operations
All comparisons are with the prior year period, unless otherwise stated.
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

Analysis of Statement of Operations
Thirteen Weeks Ended September 28, 2008 Compared to Thirteen Weeks Ended September 30, 2007
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	September 28,	September 30,	Fiscal 2008
	2008	2007	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007

Net revenues
Shrink Management Solutions	63.6%	58.1%	25.2%
Intelligent Labels	26.6	31.1	(2.2)
Retail Merchandising	9.8	10.8	4.0

Net revenues	100.0	100.0	14.4
Cost of revenues	58.3	58.1	14.6

Total gross profit	41.7	41.9	14.0
Selling, general and administrative expenses	31.6	30.3	19.0
Research and development	2.3	2.5	3.3
Restructuring expense	0.4	—	N/A
Litigation settlement	0.2	—	N/A
Other operating income	0.5	—	N/A

Operating income	7.7	9.1	(1.5)
Interest income	0.3	0.8	N/A
Interest expense	0.7	0.2	N/A
Other (loss) gain, net	(0.6)	—	N/A

Earnings before income taxes and minority interest	6.7	9.7	(20.3)
Income taxes expense	1.2	2.7	N/A
Minority interest	—	—	N/A

Earnings from continuing operations	5.5	7.0	(11.0)
Earnings from discontinued operations, net of tax	—	—	N/A

Net earnings	5.5%	7.0%	(10.9)%

N/A — Comparative percentages are not meaningful.

Net Revenues
Revenues for the third quarter 2008 compared to the third quarter 2007 increased by $29.4 million or 14.4% from $204.6 million to $234.0 million. Foreign currency translation had a positive impact on revenues of approximately $10.6 million or 5.2% in the third quarter of 2008 as compared to the third quarter of 2007.
(amounts in millions)

			Dollar Amount	Percentage
			Change	Change
	September 28,	September 30,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Quarter ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net Revenues:
Shrink Management Solutions	$148.9	$119.0	$29.9	25.2%
Intelligent Labels	62.2	63.6	(1.4)	(2.2)
Retail Merchandising	22.9	22.0	0.9	4.0

Net Revenues	$234.0	$204.6	$29.4	14.4%

Shrink Management Solutions revenues increased by $29.9 million, or 25.2%, in the third quarter 2008 as compared to the third quarter 2007. Foreign currency translation had a positive impact of approximately $6.5 million. The Alpha, SIDEP, and OATSystems acquisitions increased revenues for the third quarter 2008 by $25.9 million. These increases in revenue were partially offset by declines in SMS hardware and CCTV of $1.8 million and $0.5 million, respectively. The decrease in SMS hardware was due primarily to declines in Europe and Latin America, partially offset by increased revenue in U.S. and Asia. The decline in Europe was primarily attributable to large chain-wide roll-outs in Spain in 2007 that did not occur to the extent in 2008 and a 2008 decline in France revenues due to weak economic conditions in the country. This was partially offset by increases in revenue due to large chain-wide roll-outs in Germany and Belgium. The decline in SMS hardware revenue in Latin America was due primarily to declines in Mexico due to large roll-outs in 2007 without comparable revenue in 2008. The increase in U.S. was due to a large chain-wide roll-out in 2008. The increase in Asia was due to continued roll-outs in New Zealand, partially offset by a decline in Australia and Japan due to difficult comparable revenues in 2007. Our SMS hardware business is dependent upon new store openings which could continue to be impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increase our market share through the innovative products such as EvolveTM. CCTV revenue decreased $0.5 million for the third quarter 2008. This was due primarily to a decline in U.S. CCTV revenues of $1.8 million partially offset by increases in Canada, Denmark, and Japan. The U.S. CCTV business decline was composed of a $5.0 million decline in our U.S. CCTV retail business, partially offset by a $3.2 million increase in our U.S. CCTV banking business. The banking business revenue increase benefited by $2.7 million due to our acquisition in January 2008. We anticipate the impact of this current acquisition to continue into the first quarter 2009. The two prior banking acquisitions from 2007 have become comparable in the third quarter 2008 and the growth has been negatively impacted due to the economic conditions in the banking industry. The $5.0 million decline in our U.S. CCTV retail business resulted from difficult comparables in 2007 coupled with the current economic conditions in the retail industry. CCTV organic growth has a significant portion of its revenue growth dependent upon new store openings which could continue to be impacted by current U.S. economic trends. We anticipate Alpha revenue to continue its growth through the remainder of 2008 and to meet our previously disclosed annual revenue expectation of over $83 million.
Intelligent Labels revenues decreased by $1.4 million, or 2.2%, in the third quarter 2008 as compared to the third quarter 2007. This decrease was due primarily to a $3.9 million decline in EAS labels, coupled with a $1.2 million decline in our Library business. These declines in revenues were partially offset by a positive impact of $2.2 million due to foreign currency translation and $1.0 million increase associated with the SIDEP acquisition. The decrease in EAS label revenue in the third quarter of 2008 was due to general overall volume declines in all regions compared to the third quarter of 2007. The EAS label decline was impacted by current economic conditions, coupled with competitive pricing pressures in certain regions. We anticipate that weak economic conditions could continue to impact our EAS label volumes in future quarters. The decline in our Library business was due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. Our CheckNet® business decreased $0.2 million due to a $4.1 million decline in Europe offset by increases in revenue of $2.7 million and $1.2 million in the U.S. and Asia, respectively. The decline in Europe is due primarily to economic conditions in the region and a shift in revenues to Asia for certain customers previously serviced out of Europe. The U.S. revenue increase is attributable to new customers coupled with growth in existing customers. We anticipate that weak economic conditions could continue to impact our CheckNet® revenues and that growth in new customer orders could partially mitigate this impact.

Retail Merchandising revenues increased by $0.9 million or 4.0%. The positive impact of foreign currency translation was approximately $1.9 million. This increase was partially offset by declines in our RMS business and HLS business of $0.7 million and $0.3 million, respectively. The decline in RMS was due primarily to declines in Europe and Asia of $0.5 million and $0.2 million, respectively due to difficult comparables. We anticipate RMS to continue to face difficult revenue comparables for the remainder of 2008 due to the large remodel work performed in 2007.
Gross Profit
Gross profit for the third quarter of 2008 was $97.6 million, or 41.7% of revenues, compared to $85.6 million, or 41.9% of revenues, for the third quarter of 2007. Foreign currency translation had a positive impact on gross profit of approximately $4.2 million in the third quarter of 2008.
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 41.6% in the third quarter of 2008, from 41.3% in the third quarter of 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to our Alpha business and improved margins in our CCTV business partially offset by a decline in our SMS hardware margins. The increase in margins in CCTV were due primarily to improved project management during the third quarter of 2008 compared to the third quarter of 2007. SMS hardware margins declined due to product mix and higher product cost resulting in lower margins primarily in the U.S. We are currently addressing the margins in the U.S. and anticipate improvement in future quarters.
Intelligent Labels gross profit as a percentage of Intelligent Labels revenues decreased to 38.7% in the third quarter 2008, from 40.4% in the third quarter 2007. The decrease in Intelligent Labels gross profit percentage was due primarily to declines in margins for EAS labels and our Library business, partially offset by improved margins in our CheckNet® business. The EAS labels margins were negatively impacted by manufacturing variances that were primarily attributable to volume declines, production issues resulting in labor inefficiencies and increased scrap, coupled with higher energy costs. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to selling to a distributor with lower margins. We anticipate the Library margins to continue at their current levels for the remainder of the year due to the transition from the direct to indirect sales model. The improvement in the CheckNet® margins was due primarily to higher margins in our U.S. print business and improved margins from our shift of business from Europe to Asia. We anticipate this shift in operations should continue to benefit our CheckNet® margins in future quarters
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 50.5% in the third quarter of 2008, from 49.2% in the third quarter of 2007, with improved margins in both our RMS and HLS business.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses increased $11.8 million, or 19.0%, over the third quarter of 2007. Foreign currency translation increased SG&A expenses by approximately $2.9 million. SG&A expenses generated by the recently acquired Alpha, SIDEP, and OATSystems operations coupled with our banking acquisitions accounted for $8.6 million of the increase over the prior year. The remaining increase was due primarily to increased bad debt expense and management expense. The increased bad debt expense was due primarily to bankruptcies in certain regions. The increase in management expense is due to additional costs during the transition period due to the change in executive management. These expenses increases were partially offset by a reduction in variable compensation expense compared to the prior year third quarter. In light of the current economic condition, we are more closely monitoring the aging of individual customer receivable balances and associated credit risk in an effort to mitigate our exposure to bad debt.

Research and Development Expenses
Research and development (“R&D”) costs were $5.3 million, or 2.3% of revenues, in the third quarter 2008 and $5.1 million, or 2.5%, in the third quarter 2007. R&D expenses generated by the recently acquired Alpha and SIDEP operations were $1.4 million.
Restructuring Expenses
Restructuring expenses were $0.8 million, or 0.4% of revenues, in the third quarter 2008, without a comparable charge in 2007.
Litigation Settlement
Litigation Settlement expenses were $0.5 million, or 0.2% of revenues, in the third quarter of 2008, without a comparable charge in 2007. The litigation was due to a contract settlement with a product manufacturer. This amount was settled in the third quarter of 2008 and we do not anticipate any additional charges related to this issue.
Other Operating Income
Other operating income was $1.0 million in the third quarter 2008, without a comparable charge in 2007. This income relates to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.
Interest Income
Interest income for the third quarter 2008 decreased $1.0 million from the comparable quarter in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest Expense
Interest expense for the third quarter of 2008 increased $1.2 million from the comparable quarter in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007.
Other Gain (Loss), net
Other gain (loss), net was a loss of $1.5 million in the third quarter of 2008 compared to a gain of $0.1 million in the third quarter of 2007. The loss in the third quarter of 2008 was due primarily to losses on foreign currency.
Income Taxes
Our effective tax rate for the third quarter of 2008 was 19.0% as compared to 27.7% for the third quarter of 2007. Included in the third quarter 2007 tax rate was a net deferred tax charge of $0.9 million primarily associated with changes to statutory tax rates and a valuation allowance release associated with state net operating loss carry-forwards.
Net Earnings
Net earnings were $12.8 million, or $.32 per diluted share, in the third quarter of 2008 compared to $14.3 million, or $.35 per diluted share, in the third quarter of 2007. The weighted average number of shares used in the diluted earnings per share computation were 39.4 million and 41.0 million for the third quarters of 2008 and 2007, respectively.

Thirty-nine Weeks Ended September 28, 2008 Compared to Thirty-nine Weeks Ended September 30, 2007
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	September 28,	September 30,	Fiscal 2008
	2008	2007	vs.
Thirty-nine weeks ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007

Net revenues
Shrink Management Solutions	60.6%	55.2%	30.6%
Intelligent Labels	28.8	32.6	4.9
Retail Merchandising	10.6	12.2	3.6

Net revenues	100.0	100.0	19.0
Cost of revenues	58.5	58.2	19.6

Total gross profit	41.5	41.8	18.1
Selling, general and administrative expenses	32.9	31.8	23.0
Research and development	2.4	2.3	23.5
Restructuring expense	0.7	0.1	N/A
Litigation settlement	0.1	—	N/A
Other operating income	0.1	—	N/A

Operating income	5.5	7.6	(12.7)
Interest income	0.3	0.7	N/A
Interest expense	0.6	0.2	N/A
Other gain (loss), net	(0.3)	(0.1)	N/A

Earnings before income taxes and minority interest	4.9	8.0	(27.0)
Income taxes	0.2	2.1	N/A
Minority interest	—	—	N/A

Earnings from continuing operations	4.7	5.9	(5.8)
Earnings from discontinued operations, net of tax	—	0.1	N/A

Net earnings	4.7%	6.0%	(7.2)%

N/A — Comparative percentages are not meaningful.
Net Revenues
Revenues for the first nine months of 2008 compared to the same period in 2007 increased by $108.3 million, or 19.0%, from $571.5 million to $679.8 million. Foreign currency translation had a positive impact on revenues of approximately $44.2 million or 7.7% in the first nine months of 2008 as compared to the first nine months of 2007.
(amounts in millions)

			Dollar
			Amount	Percentage
			Change	Change
	September 28,	September 30,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Thirty-nine weeks ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net Revenues:
Shrink Management Solutions	$412.0	$315.4	$96.6	30.6%
Intelligent Labels	195.5	186.3	9.2	4.9
Retail Merchandising	72.3	69.8	2.5	3.6

Net Revenues	$679.8	$571.5	$108.3	19.0%

Shrink Management Solutions revenues increased by $96.6 million, or 30.6%, in the first nine months of 2008 as compared to the first nine months of 2007. Foreign currency translation had a positive impact of approximately $24.8 million. The Alpha, SIDEP and OATSystems acquisitions increased revenues for the first nine months of 2008 by $58.9 million. The remaining increase was primarily due to a $13.6 million increase in sales of CCTV systems. The CCTV business improved due to increases in the U.S., Japan, and Canada of $10.8 million, $1.5 million, and $0.8 million, respectively. The U.S. CCTV revenue increase was due primarily to an increase of $9.8 million in our U.S. CCTV banking business coupled with an increase of $1.0 million in our U.S. CCTV retail business. The U.S. CCTV banking business benefited $8.5 million due to recent acquisitions, without comparable revenues in 2007, coupled with $1.3 million of comparable business growth. The U.S. CCTV retail business revenue growth was due to large installations with existing customers exceeding comparable prior year revenues during the first nine months. This revenue increase was partially offset by a decline in U.S. CCTV retail business revenue for the third quarter 2008 compared to the third quarter 2007 due to difficult comparables in 2007 coupled with the impact of current economic conditions on this business. The increase in Japan CCTV revenues was due primarily to growth in the first quarter of 2008. As previously disclosed, U.S. CCTV business has a significant portion of its revenue growth dependent upon new store openings which could continue to be impacted by the current decline in U.S. economic activity. SMS hardware revenues excluding the benefit of foreign currency translation and acquisitions decreased $0.4 million for the first nine months ended 2008 compared to 2007. The decrease was due to declines in revenues in Europe and Latin America partially offset by increases in revenues in Asia and the U.S. The decline in Europe was due primarily to general overall business declines in France coupled with a decline in our export business. These declines in Europe revenue were partially offset by an increase in Belgium due to a large chain-wide roll-out in 2008 without comparable revenue in 2007. The decline in Latin America was due primarily to a decline in Mexico attributable to large chain-wide roll-outs in 2007 without comparable revenues in 2008. The increase in Asia was due primarily to large chain-wide roll-outs in New Zealand and Australia without comparables in 2007, partially offset by a decline in Japan revenue attributable to large chain-wide roll-outs in 2007 without comparable revenue in 2008. The U.S. revenue increase was due to a large chain-wide roll-out in 2008 without comparable revenues in 2007. Our SMS hardware business is dependent upon new store openings which could continue to be impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increase our market share through the innovative products such as EvolveTM. We anticipate Alpha revenue to continue its growth through the remainder of 2008 and to meet our previously disclosed annual revenue expectation of over $83 million.
Intelligent Labels revenues increased by $9.2 million, or 4.9% in the first nine months of 2008 as compared to the first nine months of 2007. The positive impact of foreign currency translation was approximately $11.0 million. Also benefiting revenue were increases of $6.7 million and $4.6 million for acquisition of SIDEP and our CheckNet® business, respectively. These increases were partially offset by a decrease in our EAS label business and our Library business of $9.3 million and $4.1 million, respectively. The increase in our CheckNet® revenues was due primarily to an increase in revenue in the U.S. and Asia, partially offset by a decline in our Europe revenues. The U.S. CheckNet® revenue increase was due to increased sales volume with existing large customers and an increase in new customer orders. We anticipate that weak economic conditions could continue to impact our CheckNet® revenues and that our growth in new customer order could partially mitigate this impact. The revenue decline in Europe and growth in Asia is due primarily to a shift in revenues to Asia for certain customers previously serviced from Europe. The EAS label decline was impacted by current economic conditions coupled with competitive pressures in certain regions. We anticipate that weak economic conditions could continue to impact our EAS label volumes in future quarters. Library revenues declined due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. We expect this revenue trend to continue in the Library business for the remainder of 2008 due to the transition from direct sales to selling to a distributor.
Retail Merchandising revenues increased by $2.5 million or 3.6%. The positive impact of foreign currency translation was approximately $8.3 million. This increase was partially offset by a decrease in our revenues from retail display systems of $4.7 million and a decrease in revenues of HLS of $1.1 million. Our retail display systems decline is due to large remodel work in the first nine months of 2007 without such comparable revenues in 2008. We anticipate RMS to continue to face difficult revenue comparables for the remainder of 2008 due to the large remodel work performed in 2007.
Gross Profit
Gross profit in the first nine months of 2008 was $282.1 million, or 41.5% of revenues, compared to $238.9 million, or 41.8% of revenues, in the first nine months of 2007. Foreign currency translation had a positive impact of approximately $17.7 million.
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 40.6% in the first nine months of 2008, from 40.2% in the first nine months of 2007. The increase in Shrink Management Solutions gross profit percentage was due primarily to the inclusion of Alpha products revenues at higher margin levels.

Intelligent Labels gross profit as a percentage of Intelligent Labels revenues decreased to 40.2% in the first nine months of 2008, from 42.4% in the first nine months of 2007. This decrease was due primarily to a decrease in EAS label gross margin percentage and the Library business gross margin percentage for the nine months ended 2008 compared to the nine months ended 2007. These margin percentage declines are partially offset by an increase in the CheckNet® gross margin percentage for the first nine months of 2008 compared to 2007. The decline in EAS label margins was due primarily to manufacturing variances, which were primarily attributable to volume declines and increased production issues resulting in labor inefficiencies and increased scrap, coupled with higher energy costs. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to distributor revenues with lower margins. The margin percentage increase in CheckNet® was due primarily to improvement in margin percentages in Europe coupled with improved margins from our shift of a portion of the business from Europe to Asia.
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 50.0% in the first nine months of 2008 from 47.6% in the first nine months of 2007. This increase in Retail Merchandising gross profit percentage was primarily due to improved margins in our HLS business.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses increased $41.9 million, or 23.0%, over the first nine months of 2007. Foreign currency translation increased SG&A expenses by approximately $13.5 million. SG&A expenses generated by the recently acquired Alpha, SIDEP, and OATSystems operations coupled with our banking acquisitions accounted for $22.7 million of the increase over the prior year. The remaining increase was due to increased management expense, an increase in bad debt provision incurred during the nine months, $1.4 million of deferred compensation expense related to prior periods, and increased costs related to the participation in trade shows during the first quarter of 2008. In light of the current economic condition, we are more closely monitoring the aging of individual customer receivable balances and associated credit risk in an effort to mitigate our exposure to bad debt.
Research and Development Expenses
Research and development (“R&D”) expenses were $16.3 million, or 2.4% of revenues, in the first nine months of 2008 and $13.2 million, or 2.3% of revenues, in the first nine months of 2007. Foreign currency translation increased R&D costs by approximately $0.5 million. R&D expenses generated by the recently acquired Alpha, SIDEP, and OATSystems operations were $2.8 million.
Restructuring Expenses
Restructuring expenses were $4.8 million, or 0.7% of revenues in the first nine months of 2008 compared to $0.7 million or 0.1% of revenues in the first nine months of 2007.
Litigation Settlement
Litigation Settlement expense was $0.5 million in the first nine months of 2008, without a comparable charge in 2007. The litigation was due to a contract settlement with a product manufacturer. This amount was settled in the third quarter of 2008 and we do not anticipate any additional charges related to this issue.
Other Operating Income
Other operating income was $1.0 million, or 0.1% of revenues in the first nine months of 2008, without a comparable charge in 2007. This income relates to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.
Interest Income
Interest income in the first nine months of 2008 decreased $2.1 million from the comparable period in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest Expense
Interest expense for the first nine months of 2008 increased $3.0 million from the comparable period in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007.
Other Gain (Loss), net
Other gain (loss), net was a loss of $2.1 million the nine months ended 2008 compared to a net loss of $0.3 million in the nine months ended 2007. The increase in loss for the nine months ended 2008 was due primarily to losses on foreign currency.
Income Taxes
For the thirty-nine weeks ended September 28, 2008, the effective tax rate was 5.3%. For the thirty-nine weeks ended September 30, 2007, the effective tax rate was 26.6%. During the first nine months of 2008, we recorded a 16.0% benefit primarily associated with a valuation allowance release, settlement of a tax audit, deferred compensation adjustments, and ongoing organizational restructuring. A $4.8 million benefit was recorded relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations and the related impact of assumptions of future taxable income. A $1.1 million benefit was recorded relating to the release of unrecognized tax benefits associated with the favorable settlement of an Australian tax audit. The Australian tax audit adjustment was previously disclosed in our 2007 Form 10-K filing. In addition, we recorded a $2.1 million benefit associated with deferred compensation adjustments and ongoing organizational restructuring activities.
Net Earnings
Net earnings were $31.9 million, or $0.79 per diluted share, in the first nine months of 2008 compared to $34.4 million, or $0.85 per diluted share, in the first nine months of 2007. The weighted average number of shares used in the diluted earnings per share computation were 40.2 million and 40.6 million for the first nine months of 2008 and 2007, respectively.

Financial Condition
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, capital investments, product development costs, potential future restructuring related to the rationalization of the business, acquisitions, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. We believe that cash provided from operating activities and funding available under our current credit agreements should be adequate for the foreseeable future to service debt, meet our capital investment requirements and other potential restructuring requirements, and product development requirements. The recent financial and credit crisis has reduced credit availability and liquidity for some companies; however we believe that the strength of our core business, cash position, access to credit markets, and our ability to generate positive cash flow will sustain Checkpoint through this challenging period. We are working to reduce liquidity risk by accelerating efforts to improve working capital while reducing expenses in areas that will not adversely impact the future potential of our business. Additionally, we have increased our monitoring of counterparty risk.
As of September 28, 2008, our cash and cash equivalents were $93.3 million compared to $118.3 million as of December 30, 2007. Our operating activities during the first nine months of 2008 provided approximately $27.0 million of cash compared to $28.8 million during the first nine months of 2007. In 2008, our cash from operating activities was impacted negatively by an increase in payments for accounts payable and payment of annual bonuses, partially offset by collections of receivables.
In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc debt. The transaction was paid in cash. Additionally, we acquired $3.2 million in liabilities.
In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company, for $7.5 million plus $0.8 million of liabilities acquired. The transaction was paid in cash.
Our capital expenditures for the first nine months of 2008 totaled $12.3 million, compared to $9.5 million during the first nine months of 2007. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $5.0 million for the remainder of 2008.
Long-term debt increased by $35.7 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and OATSystems, Inc acquisition.
In November 2007, we acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, we acquired $3.4 million (25 million RMB) of outstanding debt of Asialco. The loan was paid down in May 2008 and was renewed for a 12 month period under the original terms of the loan agreement. As of September 28, 2008, the outstanding Asialco loan balance is $3.6 million (25 million RMB) and has a weighted average interest rate of 7.20%. The loan is collateralized by land and buildings with an aggregate carrying value of $6.1 million at September 28, 2008. The loan matures in May 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.

At September 28, 2008, our existing Japanese local line of credit equaled ¥800 million ($7.6 million) and had an outstanding balance of ¥700 million ($6.6 million) and availability of ¥100 million ($0.9 million). The line of credit expires in March 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.
During the first quarter of 2008, we utilized our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. During the second quarter of 2008, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of September 28, 2008, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
We continue to reinvest in the Company through spending in technology and process improvement. In the first nine months of 2008, our expenditures in research and development amounted to $16.3 million. We estimate our expenditures in research and development during the remainder of 2008 will be approximately $5 to $7 million.
As of September 28, 2008, our working capital was $285.9 million compared to $282.1 million as of December 30, 2007. At the end of the third quarter of 2008, our percentage of total debt to total stockholders’ equity increased to 24.0% from 16.2% as of December 30, 2007. As of September 28, 2008, we had an available line of credit totaling approximately $15.9 million.
We do not anticipate paying any cash dividends on our common stock in the near future.
Provisions for Restructuring
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. The 2005 Restructuring Plan included the implementation of a cost reduction initiative designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas.
A net charge of $4.8 million was recorded in the first nine months of 2008 related to restructuring. The charge was composed of $3.6 million of severance accruals in connection with the 2005 Restructuring Plan. Also included in the charge was $0.3 million of additional restructuring expense related to the consolidation of our SIDEP entities in France, $0.1 million of lease termination costs, and an asset impairment of $0.4 million in our Japan manufacturing facility. The charge was partially offset by a $0.3 million release related to the 2004 Restructuring Plan. In addition, we recorded $0.7 million related to consulting expenses associated with the formulation of our new restructuring plan.
The total number of employees affected by the restructuring is 827, of which 778 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2008. The anticipated total cost is expected to be approximately $29 million to $30 million, of which $29 million has been incurred and $26 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination of employment Upon completion, the annual savings are anticipated to be approximately $34 million to $35 million.

Restructuring accrual activity was as follows:
Fiscal 2008
(amounts are in thousands)

	Accrual at		Charge
	Beginning of	Charged to	Reversed to	Cash	Exchange	Accrual at
	Year	Earnings	Earnings	Payments	Rate Changes	9/28/2008

Severance and other employee-related charges	$3,015	$3,694	$(173)	$(3,554)	$(4)	$2,978
Lease termination costs	—	71	—	(71)	—	—
Acquisition restructuring costs	1,209	—	—	(525)	12	696

Total	$4,224	$3,765	$(173)	$(4,150)	$8	$3,674

Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 30, 2007. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $18.2 million as of September 28, 2008, and $17.6 million as of December 30, 2007, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
New Accounting Pronouncements and Other Standards
We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, which deferred the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial statements. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 161 on our financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our financial statements.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. The adoption of FSP EITF 03-6-1 is not anticipated to have a material effect on our Consolidated Financial Statements.
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

We have used third-party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As we reduce our third party foreign currency borrowings, the effect of foreign currency fluctuations on our net investments in, and cash flows derived from, our foreign subsidiaries increases.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of September 28, 2008, we had currency forward exchange contracts with a notional amount totaling approximately $14.8 million. The contracts are in various local currencies primarily covering our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Hedging Activity
During 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted 2008 Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2008 to June 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of September 28, 2008, the fair value of these cash flow hedges were reflected as a $1.4 million asset and are included in other current assets in the accompanying consolidated balance sheets. The total notional amount of these hedges is $18.8 million (12.3 million Euros) and the unrealized gain recorded in other comprehensive income was $1.4 million. During the three and nine months ended September 28, 2008, a $73 thousand benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. As of September 28, 2008, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months is approximately $1.4 million.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of September 28, 2008, the fair value of the interest rate swap agreement was reflected as a $0.1 million asset and is included in other assets in the accompanying consolidated balance sheets.
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
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the Company’s third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to the repurchases of common stock we made during the nine months ended
September 28, 2008.

				Maximum Number of
			Total Number of	Shares that May Yet Be
	Total Number of	Average Price	Shares Purchased	Purchased Under the
Period	Shares Purchased	Paid per Share	Under the Plan (A)	Program

December 31, 2007 – January 27, 2008	—	$—	—	2,000,000
January 28, 2008 – February 24, 2008	—	—	—	2,000,000
February 25, 2008 – March 30, 2008	673,067	25.63	673,067	1,326,933
March 31, 2008 – April 27, 2008	—	—	—	1,326,933
April 28, 2008 – May 25, 2008	863,218	25.11	1,536,285	463,715
May 26, 2008 – June 29, 2008	463,715	25.68	2,000,000	—
June 30, 2008 – July 27, 2008	—	—	—	—
July 28, 2008 – August 24, 2008	—	—	—	—
August 25, 2008 – September 28, 2008	—	—	—	—
Total	2,000,000	$25.42	2,000,000	—

(A)	In October 2006, our Board of Directors approved a share repurchase program that allows for the purchase of up to two million shares of the Company’s common stock. During the first nine months of 2008, the Company repurchased two million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	November 6, 2008

Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002