Form 10-K
period 2008-12-28
CHECKPOINT SYSTEMS INC
filed 2009-02-26
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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
Yes ☐ No ☑
As of June 29, 2008, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $102,604,894.
As of February 19, 2009, there were 38,811,078 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHECKPOINT SYSTEMS, INC.
FORM 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: changes in our senior management and other matters relating to implementation of our succession plan; our ability to integrate recent acquisitions and to achieve related financial and operational goals; changes in international business and economic conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; a failure to manage our growth effectively; and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” We do not undertake to update our forward-looking statements, except as required by applicable securities laws.

Item 1.	BUSINESS
Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven end-to-end loss prevention, merchandising and labeling solutions to the retail and apparel industry. We provide solutions to brand, track, and secure goods for retailers, apparel manufacturers and consumer product manufacturers worldwide.
Retailers and manufacturers are increasingly focused on identifying and protecting assets that are moving through the supply chain. On the sales floor, retailers need to make sure that the right merchandise is in stock to satisfy customers and boost sales. To address this market opportunity, we have built the necessary infrastructure to be a single global source for shrink management, and merchandise tracking and visibility and apparel labeling solutions.
We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, source tagging security solutions, secure merchandising solutions using RF and acoustic-magnetic (AM) technology, branding tags and labels for apparel. In Europe, we are a leading provider of retail display systems (RDS) and hand-held labeling systems (HLS). We are also a leading provider and installer of store monitoring solutions, including fire alarms, intrusion alarms and digital video recorders for the retail environment in the U.S. Our labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for printed tags and labels include brand identification, automatic identification (auto-ID), retail shrink management, and pricing and promotional labels. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 30 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.
COMPANY HISTORY
Founded in 1969, we were incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed our common stock to Logistics’ shareholders as a dividend.
Historically, we expanded our business both domestically and internationally through acquisitions, internal growth using wholly-owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995, we completed two key acquisitions which gave us direct access into Western Europe. We acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies engaged in the manufacture, distribution, and sale of EAS systems throughout Europe.

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
In November 2006, we acquired ADS Worldwide (ADS). Based in Hull, England, ADS is an established supplier of tags, labels and trim to apparel manufacturers, retailers and brands around the world. ADS provides us with new technological and production capabilities and is in line with our strategy to grow our Check-Net® apparel labeling business to create increased value for our customers and stockholders.
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
In November 2007, we also acquired SIDEP, an established supplier of EAS systems operating in France and China, and Shanghai Asialco Electronics Co. Ltd. (Asialco), a China-based manufacturer of RF-EAS labels. With facilities in Shanghai, China, Asialco significantly increases our label manufacturing capacity in Asia. SIDEP and Asialco will help us meet the growing demand in Asian markets.
In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector.
During June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. will build on our strategy to help retailers and suppliers with our EvolveTM EAS platform to more easily migrate to EPC RFID. As our industry moves to a common EPC standard, we will be able to offer solutions that enable retailers and their suppliers to gain deeper visibility of assets and merchandise — further reducing shrink and increasing bottom-line profits while enhancing the on-shelf availability of merchandise for consumers.
Products and Offerings
We report results of operations in three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements.
Each of these segments offer an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and their respective products and services are described below.
SHRINK MANAGEMENT SOLUTIONS
Our largest business is providing shrink management and merchandise visibility solutions to retailers. Our diversified line of security products is designed to help retailers prevent inventory losses caused by theft (both by customers and employees), reduce selling costs through lower staff requirements and boost sales by having the right goods available when customers are ready to buy. Our products facilitate the open display of consumer goods, which allows retailers to maximize sales opportunities through impulse buying. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS systems installations. EAS systems revenues accounted for 35%, 38%, and 39% of our 2008, 2007, and 2006 total revenues, respectively. The installation of store monitoring solutions including fire, intrusion and CCTV/digital recording systems (CheckView™) also fall within the shrink management solutions segment. For 2008, 2007, and 2006, the CheckView™ business represented 17%, 18%, and 17% of our revenues, respectively. No other product group in this segment accounted for as much as 10% of our revenues.
These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to premier retailers around the world. Shrink Management Solutions represented approximately 62% of total revenues in 2008.

Electronic Article Surveillance
We have designed EAS systems to act as a deterrent to control the problem of merchandise theft in retail stores. Our diversified product lines are designed to help reduce both customer and employee theft, reduce inventory shrinkage, and enable retailers to capitalize on consumer impulse buying by openly displaying high-margin and high-cost items.
During early 2008, we introduced EvolveTM, our new state-of-the-art shrink management platform. Evolve™ is our next-generation suite of RF and RFID enabled products that provide enhanced system performance and networking capability information in a more aesthetically pleasing format. Our business model relies upon customer commitments for our security product installations to a large number of their stores over a period of several months (large chain-wide installations). This new product will allow our existing customers to upgrade their security offerings and should result in increased installations for the future. The enhanced capabilities of the Evolve™ platform should also attract interest from new retail customers. As is typical with market introductions of new products in this industry, we expect the Evolve TM roll-out to positively impact our revenues over an 18-month period starting with existing customers.
We offer a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. Our EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon our tags and labels. We also market an extensive line of reusable security tags that protect apparel items as well as entertainment products. The November 2007 acquisition of the Alpha S3 business expanded our product offering of shrink management solutions to retailers by providing a line of products specifically designed to protect high-theft merchandise in an open-display retail environment. Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing RF, signal strengths, and other factors.
CheckView™ — CCTV, Fire and Intrusion Systems
We provide complete store monitoring solutions, including fire alarms, intrusion alarms and digital video recording systems for retail environments. Our video surveillance solutions address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of closed circuit television products and services including fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance.
Our fire and intrusion systems provide life safety and property protection, completing the line of loss prevention solutions. In addition to the system installations, we offer a U.S.-based 24-hour Central Station Monitoring Service.
In 2008, we expanded our systems solution offering in the U.S. by entering the financial services sector, providing branch banks with physical and electronic security solutions.
INTELLIGENT LABELS
Intelligent labels is our second largest business, generating approximately 28% of our revenues in 2008. We offer a wide variety of EAS-RF and EAS-EM labels that provide security solutions that can be matched to specific retail requirements. Under our source tagging program, tags can be embedded in products or packaging at the point-of-manufacture. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a RFID circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. We support these objectives with our high-quality tag and label production, a global service bureau network of e-commerce-enabled print capabilities (Check-Net®), and EAS and RFID technologies. The market is beginning to move toward more sophisticated tag solutions that incorporate RFID components and that will automate many aspects of supply chain tracking and facilitate many new merchandising enhancements for suppliers and consumers. EAS-RF and EAS-EM label revenues represented 12%, 14% and 16% of our total revenues for 2008, 2007, and 2006, respectively. Check-Net® revenues represented 15%, 15%, and 13% of our total revenues for 2008, 2007, and 2006, respectively. No other product in this segment represented more than 10% of revenues.

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
Check-Net®
Check-Net® is Checkpoint’s web-enabled apparel labeling solutions platform and network of 25 service bureaus located in 23 countries that supplies customers with customized retail apparel tags and labels, typically to the location where the retail goods are manufactured. Checkpoint’s order entry and data management capabilities provide for on-demand printing of variable pricing and article identification data and barcode information onto price and apparel branding tags. We also offer a product line that integrates our EAS-RF security labels into customized retail apparel tags.
Checkpoint’s web-enabled capabilities provide on-time, on-demand printing of custom labels with variable data. Our Check-Net® service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers of this caliber in the world. Our printing capacity and service bureau network expanded in November 2006 with the acquisition of ADS.
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
RFID Tags and Labels
The company produces RFID tags and labels, leveraging its high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers and our library business.
RETAIL MERCHANDISING
Our retail merchandising business includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our HLS products are serving a declining market. Retail merchandising, which is focused on European and Asian markets, represents approximately 10% of our business, with no product group in this segment accounting for as much as 10% of our revenues.
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

BUSINESS STRATEGY
Our business strategy focuses on providing end-to-end shrink management and merchandise visibility solutions and apparel labeling solutions that help retailers, manufacturers, and distributors identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in certain key hard goods markets (supermarkets, drug stores, mass merchandisers, and music/electronics), expand our market share in the soft goods markets (apparel), and maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base of large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.
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
We continue to evaluate our sales productivity, manufacturing and supply chain efficiency, and our overhead structure and have taken actions where we have identified specific opportunities to improve profitability.
Principal Markets and Marketing Strategy
Through our Shrink Management Solutions business segment, we market EAS systems, software and other security solutions, and CheckView™ products and services primarily to worldwide retailers in the hard goods market and soft goods market. We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments.
Shoplifting and employee theft are major causes of shrinkage. Data collection systems have highlighted the shrinkage problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.
In addition to providing retail security solutions, we provide a wide variety of integrated shrink management and merchandise visibility solutions, labeling solutions, and retail merchandising solutions to manufacturers and retailers worldwide. This entails a broadened focus within the entire retail supply chain by providing branding, tracking, and shrink management solutions to retail stores, distribution centers, and consumer product and apparel manufacturers worldwide.
We are focused on providing our customers with a wide variety of integrated solutions to help them “Sell More and Lose Less.” Our ongoing marketing strategy includes the following:
•	open new, and expand existing retail accounts with new products that will increase penetration through integrated value-added solutions for labeling, security, and merchandising;

•	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

•	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

•	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

•	assist retailers in understanding the benefits and implementation of the new EPC using RFID technology.
We market our products primarily:
•	by providing total loss prevention solutions to the retailer;

•	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

•	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

•	through direct sales efforts and targeted trade show participation;
•	through superior service and support capabilities; and

•	by emphasizing source tagging benefits.

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
We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in the Dominican Republic for the majority of our sensor product lines. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico, Japan, and China. We sold approximately 4 billion disposable tags in 2008 and have the capacity to produce approximately 6 billion disposable tags per year. For our Alpha S3 secured merchandising production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions for our disposable tags; and polymer resin for our Alpha S3 products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.
CheckView™ — CCTV, Fire and Intrusion Systems
We are primarily an integrator of CCTV, fire and intrusion components manufactured by others. In the U.S., we use in-house capabilities to assemble products such as the pan/tilt/zoom dome camera and other products such as the Advanced Public View (APV) CCTV system. The software component of the system is added during product assembly at our operational facilities.
Check-Net® and Retail Merchandising
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

DISTRIBUTION
For our major product lines, we principally sell our products to end customers using our direct sales force of more than 500 sales people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, will be broadened and expanded to include more product lines as we focus on improved sales productivity.
Electronic Article Surveillance
We sell our EAS systems, labels, and Alpha S3 products principally throughout North America, South America, Europe, and the Asia Pacific region. In North America, we market our EAS products through our own sales personnel and independent representatives.
Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 14 European countries and in Argentina, Australia, Brazil, Canada, Puerto Rico, Hong Kong, India, Japan, Malaysia, China, Mexico, and New Zealand.
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
CheckView™ — CCTV, Fire and Intrusion Systems
We market CCTV systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.
Check-Net® and Retail Merchandising
We have customers worldwide in the Check-Net® and retail merchandising businesses. These customers are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY, department stores, and apparel retailers.
Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products or, if the complexity or size of the business demands, a dedicated business specialist.
BACKLOG
Our backlog of orders was approximately $51.8 million at December 28, 2008 compared to approximately $73.5 million at December 30, 2007. We anticipate that substantially all of the backlog at the end of 2008 will be delivered during 2009. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.
TECHNOLOGY
We believe that our patented and proprietary technologies are important to our business and future growth opportunities, and provide us with distinct competitive advantages. We continually evaluate our domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of our revenues are derived from products or technologies which are patented or licensed. There can be no assurance, however, that a competitor could not develop products comparable to ours. Our competitive position is also supported by our extensive manufacturing experience and know-how.
PATENTS & LICENSING
On October 1, 1995, we acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. for which we pay annual royalties. Our payment obligation terminated on December 31, 2008, and since then we have held a royalty free license.
We also license technologies relating to RFID applications, EAS products, certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, but are not considered by us to be material.

Check-Net® and Retail Merchandising
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
COMPETITION
Electronic Article Surveillance
Currently, EAS systems and labels are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its ADT security division. Tyco is a diversified manufacturing and service company with interests in electronics, fire and security, healthcare, plastics and adhesives, and engineered products and services. Tyco’s 2008 revenues were approximately $20.2 billion.
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
CheckView™ — CCTV, Fire and Intrusion Systems
Our CCTV, fire and intrusion products, which are sold domestically through our Checkpoint Security Systems Group, and CCTV products sold internationally through our international sales subsidiaries, compete primarily with similar products offered by Pelco and Tyco. We compete based on our superior service and believe that our offerings provide our retail and non-retail customers with distinctive system features.
Check-Net®
We sell our Check-Net® services, including tags and labels, to the retail market. Major competitors for our label products are Avery Dennison Corporation and SML Group. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.
Retail Merchandising
We face no single competitor across our entire retail merchandising product range or across all international markets. HL Display AB is our largest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix.

OTHER MATTERS
Research and Development
We spent approximately $22.6 million, $18.2 million, and $19.4 million, in research and development activities during 2008, 2007, and 2006, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. We believe that our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.
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
The 2008 acquisition of OATSystems, Inc. will build on our strategy of helping retailers and suppliers migrate more easily with our Evolve™ Electronic Article Surveillance platform to EPC RFID. As our industry moves to a common EPC standard, we will now be able to offer solutions that enable retailers and their supply chains to gain deeper visibility of their assets and merchandise - further reducing shrink and increasing the bottom-line profits by enhancing on-shelf merchandise availability for consumers.
We continue to develop and expand our product lines with improvements in disposable tag performance, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration.
Employees
As of December 28, 2008, we had 3,878 employees, including seven executive officers, 134 employees engaged in research and development activities, and 577 employees engaged in sales and marketing activities. In the United States, 11 of our employees are represented by a union. In Europe, approximately 302 of our employees are represented by various unions or work councils.
Financial Information About Geographic and Business Segments
We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 28, 2008, and long-lived assets as of December 28, 2008, December 30, 2007, and December 31, 2006, is provided in Note 19 to the Consolidated Financial Statements.
Available Information
Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (SEC). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.
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

Executive Officers of the Company
The following table sets forth certain current information concerning the executive officers of the Company, including their ages, position, and tenure as of the date hereof:

		Tenure
		with	Position with the Company and
Name	Age	Company	Date of Election to Position on

Robert P. van der Merwe	56	2 years	Chairman since December 2008, President and Chief Executive Officer since December 2007
Raymond D. Andrews	55	3 years	Senior Vice President and Chief Financial Officer since December 2007
Per H. Levin	51	14 years	President, Shrink Management and Merchandise Visibility Solutions since March 2006
Bernard Gremillet	56	5 years	Executive Vice President, Global Customer Management since August 2007
John R. Van Zile	56	5 years	Senior Vice President, General Counsel and Secretary since June 2003
Farrokh K. Abadi	47	5 years	Senior Vice President, and Chief Innovation Officer since April 2008
Steven Davidson	51	1 year	President, Global Apparel Labeling Solutions since October 2008
Mr. van der Merwe was appointed President and Chief Executive Officer of the Company on December 27, 2007. In December 2008, Mr. van der Merwe was appointed the Company’s Chairman of the Board and has been a member of the Board of Directors since October 2007. He previously served as President and Chief Executive Officer of Paxar Corporation, a global leader in providing innovative merchandising systems to retailers and apparel customers. He became Chairman of the Board of Paxar in January 2007, and served in these capacities until Paxar’s sale to Avery Dennison in June 2007. Prior to joining Paxar, Mr. van der Merwe held numerous executive positions with Kimberly-Clark Corporation from 1980 to 1987 and from 1994 to 2005, including the positions of Group President of Kimberly-Clark’s global consumer tissue business and Group President of Europe, Middle East and Africa. Earlier in his career, Mr. van der Merwe held managerial positions in South Africa at Xerox Corporation and Colgate Palmolive.
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
Mr. Levin was appointed President, Shrink Management and Merchandise Visibility Solutions in March 2006. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.
Mr. Gremillet was appointed Executive Vice President Global Customer Management in January 2009. Previously, he was Executive Vice President Geographies since August 2007. Prior to that Mr. Gremillet was President, Europe and Latin America from March 2006 to August 2007. Mr. Gremillet was Western Mediterranean Unit Manager from March 2004 until March 2006 and was an independent consultant to Checkpoint from February 2003 to March 2004. Mr. Gremillet was Corporate Director of Engineering and Technology at Repsol YPF SA, from December 1999 to May 2002 and Senior Vice President Downstream at YPF SA in 1999. He held a variety of positions, including Vice President Marketing and Development for Oilfield Services from July 1995 to June 1997 and Vice President and General Manager for Latin America from July 1989 to June 1993 during his 22 years with Schlumberger from 1975 to 1997.
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
Mr. Abadi was appointed Senior Vice President and Chief Innovation Officer in October 2008. Mr. Abadi retains responsibility for the Company’s procurement and systems supply chain. He also served as Senior Vice President, Worldwide Operations from April 2006 until October 2008 and Vice President and General Manager, Worldwide Research and Development from November 2004 until April 2006. Prior to joining Checkpoint, Mr. Abadi was Senior Vice President of Global Cross-Industry Practices at Atos Origin from February 2004 until November 2004. Mr. Abadi held various senior management positions with Schlumberger for over eighteen years.

Mr. Davidson joined Checkpoint in 2008 as President, Global Apparel Labeling Solutions. Previously, he spent 16 years with the Braitrim Group, a company providing products and services to global apparel retailers and garment manufacturers. While with the Braitrim Group, Mr. Davidson made a significant contribution to building their $180 million business, including establishing Sales and Marketing and Manufacturing infrastructures throughout Asia. Following the acquisition of Braitrim by the Spotless Group in 2002, Mr. Davidson remained with the larger organization in the capacity of Managing Director, EMEA, for Spotless Retailer Services. Mr. Davidson’s previous experience includes Senior Management positions at TCI Marketing Consultancy, K Shoes Group in the UK, and Unilever.
Item 1A. RISK FACTORS
The risks described below are among those that could materially and adversely affect the Company’s business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.
Current economic conditions could adversely impact our business and results of operations.
Our operations and results depend significantly on global market worldwide economic conditions, which have experienced a recent deterioration. Current economic factors include diminished liquidity and tighter credit conditions, leading to decreased credit availability, as well as declines in economic growth and employment levels. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These conditions may increase the difficulty for us to accurately forecast and plan future business. Customer demand could be impacted by decreased spending by businesses and consumers alike, and competitive pricing pressures could increase. Additionally, the disruption in the credit markets may also adversely affect the availability of financing to support our strategy for future growth through acquisitions. We are unable to predict the length or severity of the current economic conditions. A continuation or further deterioration of these economic factors may have a material and adverse effect on our results of operations, financial condition, and liquidity, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
We have significant foreign operations, which are subject to political, economic and other risks inherent in operating in foreign countries.
We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 30 countries, and our international operations generate approximately 65% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:
•	the difficulty in enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	compliance with a variety of foreign laws and regulations;

•	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

•	the threat of nationalization and expropriation;

•	increased costs and risks of doing business in a number of foreign jurisdictions;

•	changes in enacted tax laws;
•	limitations on repatriation of earnings; and

•	fluctuations in equity and revenues due to changes in foreign currency exchange rates.
Changes in the political or economic environments in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products could have a material adverse effect on our financial condition, results of operations or cash flows.

Volatility in currency exchange rates and interest rates may adversely affect our financial condition, results of operations or cash flows.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates and interest rates. See Part 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our net revenue derived from sales in non-U.S. markets is approximately 65% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, our functional currency.
We monitor these exposures as an integral part of our overall risk management program. In some cases, we enter into contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables, and on projected future billings in non-functional currencies and use third-party borrowings in foreign currencies to hedge a portion of our net investments in, and cash flows derived from, our foreign subsidiaries. Nevertheless, changes in currency exchange rates and interest rates may have a material adverse effect on our financial condition, results of operations, or cash flows.
Our business could be materially adversely affected as a result of lower than anticipated demand by retailers and other customers for our products, particularly in the current economic environment.
Our business is heavily dependent on the retail marketplace. Changes in the economic environment including the liquidity and financial condition of our customers or reductions in retailer spending could adversely affect our revenues and results of operations. If a decreased consumer spending trend develops, retailers could respond by reducing their spending on new store openings and loss prevention budgets. This reduction could directly impact our SMS business, as a reduction in new store openings will lower demand for EAS security and CCTV installations. Additionally, lower loss prevention budgets could reduce the amount retailers will be willing to spend to upgrade existing store technology. Label demand could also be impacted due to lower loss prevention budgets as retailers may reduce the percentage of items covered. Additionally, our label volume increases as more items are sold through the retailer and lower demand decreases the volume related to the items tagged by the retailer. As retail sales volumes decline, label demand may also decline. A decrease in the demand for our products resulting from reduced spending by retailers due to fewer store openings, reduced loss prevention budgets and slower adoption of our new technology could have a material adverse effect on our revenues and results of operations.
Our business could be materially adversely affected as a result of slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion.
Our revenues are dependent on our ability to maintain and increase our system installation base. The SMS system installation base leads to additional revenues, which we term as “recurring revenues,” through the sale of sensor tags and maintenance services. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing, an approach known as source tagging.
The level of commitments for chain-wide installations may decline due to decreased consumer spending that results in reduced spending on loss prevention by our retail customers, our failure to develop new technology that entices the customer to maintain their commitment to our loss prevention products and services, and competing technologies. A reduction in the commitment for chain-wide installations may also impact our ability to expand utilization of our source tagging program. A reduction in commitments to chain-wide installations and utilization of our source tagging program could have an adverse effect on our revenues and results of operations.
The markets we serve are highly competitive and we may be unable to compete effectively if we are unable to provide and market innovative and cost-effective products at competitive prices.
We face competition around the world, including competition from other large, multinational companies and other regional companies. Some of these companies may have substantially greater financial and other resources than the Company. We face competition in several aspects of our business. In the SMS EAS and Alpha S3 businesses and Intelligent Labels EAS business, we compete primarily on the basis of integrated security solutions and diversified, sophisticated, and quality product lines targeted at meeting the loss prevention needs of our retail customers. In our CheckView™ business, we compete primarily on the basis of efficient installation capability that is in place in North America. In the Check-Net® Service Bureau business, we compete primarily on the capability to effectively and quickly deliver retail customer specified labels to manufacturing sites in multiple countries. It is possible that our competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot offer or that will make our products less profitable. It is also possible that our competitors will offer incentive programs or will market and advertise their products in a way that will impact customers’ preferences, and we may not be able to compete effectively.
We may be unable to anticipate the timing and scale of our competitors’ activities and initiatives, or we may be unable to successfully counteract them, which could harm our business. In addition, the cost of responding to our competitors’ activities may affect our financial performance in the relevant period. Our ability to compete also depends on our ability to attract and retain key talent, protect patent and trademark rights, and develop innovative and cost-effective products. A failure to compete effectively could adversely affect our growth and profitability.

Our long term success is largely dependent upon our ability to develop new technologies, and if we are unable to successfully develop those technologies, our business could be materially adversely affected.
Our growth depends on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and to sustain existing products is affected by whether we can:
•	develop and fund technological innovations, such as those related to our next generation EAS product solutions, continued investment in evolving RFID technologies, and other innovative security device, software, and systems initiatives;

•	receive and maintain necessary patent and trademark protection; and
•	successfully anticipate customer needs and preferences.
The failure to develop and launch successful new products could hinder the growth of our business. Research and development for each of our operating segments is complex and uncertain and requires innovation and anticipation of market trends. Also, delay in the development or launch of a new product could compromise our competitive position, particularly if our competitors announce or introduce new products and services in advance of us.
An inability to acquire, protect or maintain our intellectual property and patents could harm our ability to compete or grow.
We have a number of patents that will expire in the next several years. Because our products involve complex technology and chemistry, we rely on protections of our intellectual property and proprietary information to maintain a competitive advantage. The expiration of these patents will reduce the barriers to entry into our existing lines of business and may result in loss of market share and a decrease in our competitive abilities, thus having a potential adverse effect on our financial condition, results of operations and cash flows.
Our business could be materially adversely affected as a result of possible increases in per unit product manufacturing costs as a result of slowing economic conditions or other factors.
Our manufacturing capacity is designed to meet our current and future anticipated demands. If our product demand decreases as a result of economic conditions and other factors, it could increase our cost per unit. If an increase in our cost per unit is passed on to our customers, it may decrease our competitive position, which may have an adverse effect on our revenues and results of operations. If an increase per unit is not passed on to our customers, it may reduce our gross margins, which may have an adverse effect on our results of operations. Our EAS and service bureau label manufacturing has various low price competitors globally. In order for us to maintain and improve our market position, we need to continuously monitor and seek to improve our manufacturing effectiveness while maintaining our high quality standard. If we are unsuccessful in our efforts to improve manufacturing and supply chain effectiveness, then our cost per unit may increase which could have an adverse impact on our results of operations.
If we cannot obtain sufficient quantities of raw materials and component parts required for our manufacturing activities at competitive prices and quality and on a timely basis, our financial condition, results of operations or cash flows may suffer.
We purchase materials and component parts from third parties for use in our manufacturing operations. Our ability to grow earnings will be affected by inflationary and other increases in the cost of component parts and raw materials, including electronic components, circuit boards, aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions. Inflationary and other increases in the costs of raw materials, labor, and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass these cost increases on to customers in the prices for our products and to effect improvements in productivity. We may not be able to fully offset the effects of higher component parts and raw material costs through price increases, productivity improvements or cost reduction programs. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed, or our material or manufacturing costs may increase. A disruption to our supply chain could adversely affect our sales and profitability. Any of these problems could result in the loss of customers and revenue, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial condition, results of operations, or cash flows.

Possible increases in the payment time for receivables as a result of economic conditions or other market factors could have a material effect on our results from operations and anticipated cash from operating activities.
The majority of our customer base is in the retail marketplace. Although we have a rigorous process to administer credit granted to customers and believe our allowance for doubtful accounts is adequate, we have experienced, and in the future may experience, losses as a result of our inability to collect our accounts receivable. During the past several years, various retailers have experienced significant financial difficulties, which in some cases have resulted in bankruptcies, liquidations and store closings. The financial difficulties of a customer could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments occur, our inability to shift sales to other customers or to collect on our trade accounts receivable from a major customer could substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities.
Changes in legislation or governmental regulations, policies or standards applicable to our products may have a significant impact on our ability to compete in our target markets.
We operate in regulated industries. Our U.S. operations are subject to regulation by federal, state, and local governmental agencies with respect to safety of operations and equipment, labor and employment matters, and financial responsibility. Our EAS products are subject to FCC regulation, and our international operations are regulated by the countries in which they operate, including regulation of the Conformité Européene (CE) in Europe. Failure to comply with laws or regulations could result in substantial fines or revocation of our operating permits or licenses. If laws and regulations change and we fail to comply, our financial condition, results of operations, or cash flows could be materially and adversely affected.
Our ability to implement cost reductions in field services, selling, general and administrative expenses, and our manufacturing and supply chain operations may have a significant impact on our business and future revenues and profits.
We are in the process of taking actions to rationalize our field service, improve our sales productivity, reduce our general and administrative expenses, and reconfigure our manufacturing and supply chain operations. Such rationalization actions require management judgment on the development of cost reduction strategies and precision on the execution of those strategies. We may not realize, in full or in part, the anticipated benefits from these initiatives, and other events and circumstances, such as difficulties, delays, or unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits. We also cannot predict whether we will realize improved operating performance as a result of any cost reduction strategies. Further, in the event the market continues to fluctuate, we may not have the appropriate level of resources and personnel to react to the change. We are also subject to the risk of business disruption in connection with our restructuring initiatives, which could have a material adverse effect on our business and future revenues and profits.
Our ability to integrate the acquisitions of the Alpha S3, SIDEP/Asialco, and OATSystems businesses and to achieve our financial and operational goals for these businesses could have an impact on future revenues and profits.
We are in the process of integrating our Alpha S3, SIDEP/Asialco, and OATSystems businesses into our operations. In 2007, we acquired the Alpha S3 business, and we are working to take advantage of the business to utilize our existing sales force to grow revenue. In 2007, we also acquired the SIDEP/Asialco business, and we are attempting to integrate that business to optimize worldwide manufacturing capabilities and improve the quality and profitability of the acquired product lines. In June 2008, we acquired OATSystems, which will facilitate complementary merchandise protection and inventory management applications solutions that will enable retailers and their supply chains to gain deeper inventory visibility.
Various risks, uncertainties and costs are associated with the acquisitions. Effective integration of systems, key business processes, controls, objectives, personnel, management practices, product lines, markets, customers, supply chain operations, and production facilities can be difficult to achieve and the results are uncertain, particularly across our internationally diverse organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Our ability to execute the integration plans could have an impact on future revenues and profits and may adversely affect our financial condition, results of operations or cash flows. There can be no assurance that these acquisitions or others will be successful and contribute to our profitability.

If we fail to manage our growth effectively, our business could be harmed.
Our strategy is to maximize value by achieving growth both organically and through acquisitions. Our ability to effectively manage and control any future growth may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls over financial reporting could cause the trading price of our shares to decline substantially.
An impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth.
Pursuant to accounting principles generally accepted in the United States, we are required to annually assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, the Company is required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions. We assess the potential impairment of goodwill on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable.
Our annual goodwill impairment test resulted in an estimated goodwill impairment charge of $59.6 million in the quarter ended December 28, 2008, primarily related to the Intelligent Labels and Retail Merchandising segments. Although our analysis regarding the fair value of the remaining goodwill indicates that it exceeds its carrying value, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. We expect to finalize the goodwill impairment analysis in the first quarter of 2009 and any adjustment to the estimated impairment will be recorded in that period. We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. As a result of changes in circumstances related to the customer relationship intangible related to the Asialco acquisition, we recorded an impairment charge of $2.6 million in the quarter ended December 28, 2008. Although our analysis regarding the fair value of the remaining assets indicates that it exceeds their carrying value, materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.
The Company’s future results may be affected by various legal and regulatory proceedings.
We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties that may arise out of the conduct of our business, including matters relating to intellectual property, employment, commercial and other matters. Resolution of such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may be required to pay damage awards or settlements, or become subject to damage awards or settlements, that could have a material adverse effect on our results of operations, financial condition, and liquidity.
The failure to effectively maintain and upgrade our information systems could adversely affect our business.
Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any disruption or failure of such networks, systems, or other technology may disrupt our operations, cause customer dissatisfaction, and loss of customer revenues.

As a global business, we have a relatively complex tax structure, and there is a risk that tax authorities will disagree with our tax positions.
Since we conduct operations worldwide through our foreign subsidiaries, we are subject to complex transfer pricing regulations in the countries in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between us and our foreign affiliates be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the tax allocation. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties.
Our tax returns are subject to review by taxing authorities in the jurisdictions in which we operate. Although we believe that we have provided for all tax exposures, the ultimate outcome of a tax review could differ materially from our provisions.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 28, 2008, we owned or leased approximately 2.2 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in China, the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, India, Hong Kong, Bangladesh, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.
Matters related to ID Security Systems Canada Inc. versus Checkpoint Systems, Inc.
On June 22, 2006, we settled the follow-on purported class action suits that were filed in connection with the ID Security Systems Canada Inc. litigation. The purported class action complaints generally alleged a claim of monopolization. The settlement was for $1.45 million in cash and credits for the purchase of 90 million radio frequency label tags. As a result, we recorded a pre-tax charge to earnings of $2.3 million in fiscal 2006.
As a portion of the settlement is in the form of vouchers for the future purchases of tags, the settlement is anticipated to impact revenue and margin over the term of the redemption period for the vouchers.
Matter related to All-Tag Security S.A., et al
The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that the Company’s Patent was invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009 the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. The Company recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. The Company intends to appeal any award of legal fees.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
No matter was submitted during the fourth quarter of 2008 to a vote of stockholders.
PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

	Market Price Per
	Share
	High	Low

Fiscal year ended December 28, 2008
First Quarter	$28.38	$21.49
Second Quarter	$28.10	$20.80
Third Quarter	$23.43	$17.32
Fourth Quarter	$18.99	$9.01
Fiscal year ended December 30, 2007
First Quarter	$23.74	$18.19
Second Quarter	$28.00	$21.70
Third Quarter	$29.91	$22.47
Fourth Quarter	$30.50	$21.24
Holders of Record
As of February 19, 2009, there were 663 holders of record of our common stock.
Dividends
We have never paid a cash dividend on our common stock (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future. We have retained, and expect to continue to retain, our earnings for reinvestment into the business. The declaration and payment of dividends in the future, and their amounts, will be determined by the Board of Directors in light of conditions then existing, including our earnings, our financial condition and business requirements (including working capital needs), and other factors.

Issuer Purchases of Equity Securities
The following table presents information related to the repurchases of common stock we made during the twelve months ended December 28, 2008:

				Maximum Number of
			Total Number of	Shares that May Yet
	Total Number of	Average Price	Shares Purchased	Be Purchased Under
Period	Shares Purchased	Paid per Share	Under the Plan (A)	the Program

December 31, 2007 — January 27, 2008	—	$—	—	2,000,000
January 28, 2008 — February 24, 2008	—	—	—	2,000,000
February 25, 2008 — March 30, 2008	673,067	25.63	673,067	1,326,933
March 31, 2008 — April 27, 2008	—	—	—	1,326,933
April 28, 2008 — May 25, 2008	863,218	25.11	1,536,285	463,715
May 26, 2008 — June 29, 2008	463,715	25.68	2,000,000	—
June 30, 2008 — July 27, 2008	—	—	—	—
July 28, 2008 — August 24, 2008	—	—	—	—
August 25, 2008 — September 28, 2008	—	—	—	—
September 29, 2008 — October 26, 2008	—	—	—	—
October 27, 2008 — November 23, 2008	—	—	—	—
November 24, 2008 — December 28, 2008	—	—	—	—
Total	2,000,000	$25.42	2,000,000	—

(A) In October 2006, our Board of Directors approved a share repurchase program that allowed for the purchase of up to 2 million shares of the Company’s common stock. During the first six months of 2008, the Company repurchased 2 million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
Recent Sales of Unregistered Securities
There has been no sale of unregistered securities in fiscal 2008, 2007 or 2006.
Equity Compensation Plan Information
The following table sets forth our shares authorized for issuance under our equity compensation plan at December 28, 2008:

			Equity
	Equity		compensation
	compensation		plans not
	plans approved		approved by
	by shareholders		shareholders		Total

Number of securities to be issued upon exercise of outstanding options	2,610,326	(1)	270,000	(2)	2,880,326
Weighted average exercise price of outstanding options	$18.45		$22.71		$18.85
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected above)	1,573,746		—		1,573,746

(1)	Includes stock options and performance based restricted stock units.

(2)	Inducement options granted to newly elected President and CEO of Checkpoint in connection with his hire in fiscal 2007.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 28, 2003 and ending on December 28, 2008, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

			NASDAQ
			Electronic
	Checkpoint	NYSE/AMEX/NASDAQ Stock	Components And
Year	Systems, Inc.	Market Index	Accessories Index

2003	100.00	100.00	100.00
2004	95.45	112.29	79.11
2005	130.34	119.19	82.75
2006	106.82	138.24	78.74
2007	137.40	145.43	91.43
2008	52.03	87.10	46.66
This Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008
Notes:
A.	Note: Data complete through last fiscal year.

B.	Note: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

C.	Note: Peer group indices use beginning of period market capitalization weighting.

D.	Note: Data and graph are calculated from CRSP Total Return Index for the NYSE/AMEX/NASDAQ Stock Market (U.S. Companies), Center for Research in Security Prices (CRSP), Graduate School of Business, The University of Chicago.

Item 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected financial data and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.
(dollar amounts are in thousands except per share amounts)

	Dec. 28,		Dec. 30,		Dec. 31,		Dec. 25,		Dec. 26,
Year ended	2008		2007		2006		2005		2004

STATEMENT OF OPERATIONS DATA
Net revenues	$917,082		$834,156		$687,775		$717,992		$670,453
(Loss) earnings from continuing operations before income taxes	$(29,209)		$70,576		$41,975		$40,127		$21,031
Income taxes	$719		$12,174		$6,987		$11,661		$2,064
(Loss) earnings from continuing operations	$(29,805)		$58,409		$35,019		$28,413		$18,823
Discontinued operations, net of tax	$—		$359		$903		$8,108		$(37,448)
Net (loss) earnings	$(29,805	) (1)	$58,768	(2)	$35,922	(3)	$36,521	(4)	$(18,625	) (5)
(Loss) earnings per share from continuing operations:
Basic	$(.76)		$1.46		$.89		$.75		$.51
Diluted	$(.76)		$1.43		$.87		$.72		$.50
(Loss) earnings per share:
Basic	$(.76)		$1.47		$.91		$.96		$(.51)
Diluted	$(.76)		$1.44		$.89		$.93		$(.50)
Depreciation and amortization	$30,788		$21,059		$19,504		$22,539		$26,316

(1)	Includes a $59.6 million goodwill impairment charge ($58.5 million, net of tax), a $6.4 million restructuring charge ($4.6 million, net of tax), a $6.2 million litigation settlement charge ($3.8 million, net of tax), a $3.0 million intangible asset impairment charge ($2.2 million, net of tax), a $1.5 million fixed asset impairment charge ($1.1 million, net of tax), and a $1.0 million gain from the sale of our Czech subsidiary ($1.0 million, net of tax).

(2)	Includes a $2.7 million ($2.0 million, net of tax) restructuring charge, a $4.4 million ($2.9 million, net of tax) charge related to the CEO transition, and a $2.6 million ($2.5 million, net of tax) gain from the sale of our Austrian subsidiary.

(3)	Includes a $7.0 million ($4.8 million, net of tax) restructuring charge, a $2.3 million ($1.5 million, net of tax) litigation settlement charge, and a $1.8 million ($1.1 million, net of tax) gain from the settlement of a capital lease. Also included in discontinued operations is a $2.8 million ($1.4 million, net of tax) gain on the divestment of our barcode business.

(4)	Includes a $12.6 million ($8.5 million, net of tax) restructuring charge, a $1.4 million ($1.4 million, net of tax) asset impairment charge, $2.0 million of additional tax expense related to our tax restructuring and dividend repatriation under the American Jobs Creation Act, and a $0.7 million ($0.7 million, net of tax) goodwill impairment charge.

(5)	Includes a $34.7 million ($34.7 million, net of tax) goodwill impairment, a $20.0 million ($13.0 million, net of tax) litigation settlement, $16.7 million ($10.3 million, net of tax) asset impairment, and a $3.0 million ($2.0 million, net of tax) restructuring charge reversal.

	Dec. 28,	Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,
(dollar amounts are in thousands)	2008	2007	2006	2005	2004

AT YEAR END
Working capital	$282,752	$297,056	$254,024	$208,255	$168,382
Total debt	$145,286	$95,512	$16,534	$39,745	$73,998
Stockholders’ equity	$504,314	$588,328	$473,581	$396,420	$379,645
Total assets	$985,716	$1,031,044	$781,191	$739,245	$769,685
FOR THE YEAR ENDED
Capital expenditures	$15,217	$13,363	$11,520	$10,846	$11,342
Cash provided by operating activities	$77,206	$66,971	$22,386	$44,618	$23,280
Cash (used in) provided by investing activities	$(54,704)	$(106,151)	$7,963	$(8,521)	$(10,338)
Cash (used in) provided by financing activities	$(4,460)	$7,164	$(6,945)	$(18,283)	$(24,503)
RATIOS
Return on net sales(a)	(3.25)%	7.05%	5.22%	5.09%	(2.78)%
Return on average equity(b)	(5.46)%	11.07%	8.26%	9.41%	(5.30)%
Return on average assets(c)	(2.96)%	6.49%	4.73%	4.84%	(2.41)%
Current ratio(d)	2.34	2.42	2.31	1.99	1.72
Percent of total debt to capital(e)	22.37%	13.97%	3.37%	9.11%	16.31%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

	Dec. 28,		Dec. 30,	Dec. 31,	Dec. 25,	Dec. 26,
(amounts are in thousands, except employee data)	2008		2007	2006	2005	2004

Other Information
Weighted average number of shares outstanding — diluted	39,408	(1)	40,724	40,233	39,075	37,604	(2)
Number of employees	3,878		3,930	3,213	3,955	4,260
Backlog	$51,799		$73,462	$54,899	$52,234	$63,026

(1)	Excludes 518 common shares from stock options and awards and 22 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

(2)	Excludes 2,187 common shares from the assumed conversion of the subordinated debentures as it is anti-dilutive.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and Item 8. “Financial Statements and Supplementary Data.”
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), store monitoring solutions (CheckView™), custom tags and labels (Check-Net ®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, resulting from previously announced changes in our management structure we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 has been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.
We believe that some markets we serve are slowing as a result of the unprecedented credit crisis and on-going softening of the global economic environment. In response to anticipated market conditions, we will continue to focus on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We are also moving forward with initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that the strength of our core business and our ability to generate positive cash flow will sustain Checkpoint through this challenging period.
Our business plan is to generate sustained revenue growth through selected investments in product development and marketing. We intend to offset the cost of these investments through product cost and operating expense reductions. Revenue growth may also be generated by acquisitions that are targeted to expand our product offerings and customer base.
During early 2008, we introduced Evolve™, our new state-of-the-art shrink management platform. Evolve™ is our next-generation suite of RF and RFID enabled products that provide enhanced system performance and networking capability information in a more aesthetically pleasing format. Our business model relies upon customer commitments for our security product installations to a large number of their stores over a period of several months (large chain-wide installations). This new product will allow our existing customers to upgrade their security offerings and should result in increased installations for the future. The enhanced capabilities of the Evolve™ platform should also attract interest from new retail customers. As is typical with market introductions of new products in this industry, we expect the Evolve TM roll-out to positively impact our revenues over an 18-month period starting with existing customers.
During June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. will build on our strategy of helping retailers and suppliers migrate more easily with our Evolve™ Electronic Article Surveillance platform to EPC RFID. As our industry moves to a common EPC standard, we will now be able to offer solutions that enable retailers and their supply chains to gain deeper visibility of their assets and merchandise - further reducing shrink and increasing the bottom-line profits by enhancing on-shelf merchandise availability for consumers. OATSystems, Inc. employs 49 people.
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

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in its EAS hardware and labels businesses. We anticipate this program to result in total restructuring charges of approximately $3 million to $4 million, or $0.06 to $0.08 per diluted share, of which $1.5 million, or $0.03 per diluted share, has been incurred in 2008. We continue to expect implementation of this program to be complete in 2010 and to result in annualized cost savings of approximately $6 million.
Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to RF-EAS, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.
Our strong base of recurring revenue (revenues from the sale of consumables into the installed base of security systems and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.
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
Specifically, these policies have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an on-going basis, we evaluate our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Senior management reviews the development and selection of our accounting policies and estimates with the Audit Committee. The critical accounting policies have been consistently applied throughout the accompanying financial statements.
We believe the following accounting policies are critical to the preparation of our consolidated financial statements:
Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.
For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Software license fee revenues are recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed and determinable, and collection is probable. Revenue from software contracts that require significant production, modification, customization, or implementation is recognized in accordance with SOP 81-1, “Accounting For Performance of

Construction-Type and Certain Production-Type Contracts”. Revenue from these arrangements for both licenses and professional services are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term. We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.
We believe the following judgments and estimates have a significant effect on our consolidated financial statements:
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.4 million to our reserve.
Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If our estimates were to change by 10%, it would cause a change in inventory value of $0.7 million.
Valuation of Long-lived Assets. Our long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill and indefinite-lived intangible assets, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is determined based upon our estimates of future undiscounted cash flows. If the carrying value is determined to be not recoverable an impairment charge would be necessary to reduce the recorded value of the assets to their fair value. The fair value of the long-lived assets other than goodwill is based upon appraisals, quoted market prices of similar assets, or discounted cash flows.
Goodwill and indefinite-lived intangible assets are subject to tests for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We test for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans, and anticipated future cash flows. Our management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising our business segments, except in situations when aggregation of the reporting units is appropriate pursuant to FAS 142. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
The implied fair value of our reporting units is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors which we believe contributed to the decline and volatility in our stock price that did not reflect our underlying fair value.
We have not made any material changes in the methodology used in the assessment of whether or not goodwill is impaired during the past three fiscal years. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods. (See Notes 1 and 5 of the Consolidated Financial Statements.)
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest, is adequate.
Pension Plans. We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in discount rates of 0.25% would have less than a $0.1 million effect on pension expense.
Stock Compensation. We recognize stock-based compensation expense for all share-based payment awards granted after December 25, 2005 and granted prior to but not yet vested as of December 25, 2005, in accordance with Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment” (SFAS 123R). Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. For awards granted after the SFAS 123R adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and accordingly, recognized compensation expense only when we granted options with a discounted exercise price.
Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.2 million effect on stock compensation expense. As of December 28, 2008, there was $5.2 million and $4.3 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 2.3 years. (See Note 8 to the Consolidated Condensed Financial Statements for further discussion on share-based compensation.)

Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for 2009, we believe that cash provided from operating activities and funding available under our current credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.
The recent financial and credit crisis has reduced credit availability and liquidity for many companies. We believe, however, that the strength of our core business, cash position, access to credit markets, and our ability to generate positive cash flow will sustain us through this challenging period. We are working to reduce our liquidity risk by accelerating efforts to improve working capital while reducing expenses in areas that will not adversely impact the future potential of our business. Additionally, we have increased our monitoring of counterparty risk. We evaluate the creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with an S&P rating of “A” or higher. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.
As of December 28, 2008, our cash and cash equivalents were $132.2 million compared to $118.3 million as of December 30, 2007. Cash and cash equivalents increased in 2008 primarily due to $77.2 million in cash from operating activities, partially offset by $54.7 million of cash used in investing activities. Cash from operating activities improved $10.2 million in 2008 compared to 2007 due primarily to improvements in accounts receivables and a decrease in inventory offset by a negative cash impact related to lower accounts payable and lower earnings. The improvement in accounts receivable in 2008 resulted primarily from large chain-wide installation revenue billed at the end of 2007 and collected in 2008 coupled with a concentrated effort to improve working capital through enhanced collection efforts and increased monitoring of inventory levels. The decline in inventory and accounts payable were the result of lower revenue and backlog at the end of 2008 compared to 2007. Cash used in investing activities was $51.4 million less in 2008 compared to 2007. This was due primarily to the amount paid in the acquisition of Alpha and SIDEP in 2007 compared to the OATSystems acquisition in 2008. Our percentage of total debt to stockholders’ equity in 2008 increased to 28.8% from 16.2% as a result of the impact of the fourth quarter loss on equity and an increase in debt to fund acquisitions and repurchase of stock. As of December 28, 2008, our working capital was $282.8 million compared to $297.1 million as of December 30, 2007.
During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of December 28, 2008, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
We continue to reinvest in the Company through our investment in our technology and process improvement. In 2008, our investment in research and development amounted to $22.6 million, as compared to $18.2 million in 2007. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2009, we anticipate spending of approximately $24 million on research and development to support achievement of our strategic plan.
Our capital expenditures during fiscal 2008 totaled $15.2 million, compared to $13.4 million during fiscal 2007. We anticipate capital expenditures to be used primarily to upgrade technology and improve our production capabilities to approximately $18 million in 2009.
We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2008, our contribution to these plans was $4.7 million. Our funding expectation for 2009 is $4.8 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The contractual obligation table details our anticipated funding requirements related to pension obligations for the next ten years.
In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc. debt. The transaction was paid in cash. Additionally, we acquired $1.3 million in liabilities.
In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company, for $7.9 million plus $1.0 million of liabilities acquired. The transaction was paid in cash.

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million is recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition. Payment of the $6.8 million is required to occur before February 28, 2009.
In November 2007, we purchased SIDEP, a provider of RF-EAS products. Upon closing, we also acquired the remaining minority interests in a SIDEP subsidiary, Shanghai Asialco Electronics Co., Ltd. (Asialco), a China-based manufacturer of RF-EAS labels. The total purchase price for these acquisitions was $27.9 million, net of cash acquired. The purchase agreement was structured with deferred payments to the minority interest owners of Asialco of $9.3 million. These payments will be paid over a three-year period from the date of acquisition and were recorded as a liability on the date of acquisition. As part of the acquisition, we acquired $3.4 million (RMB25 million) of outstanding debt of Asialco. The loans were paid down in April and May 2008 and were renewed for 12 month periods under the original terms of the loan agreement. As of December 28, 2008, the outstanding Asialco loan balance is $3.6 million (RMB25 million) and has an interest rate of 5.31%. The loans are collateralized by land and buildings with an aggregate carrying value of $6.0 million at December 28, 2008. The loans mature at various times through May 2009.
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
At December 31, 2006, the ¥1.0 billion ($8.4 million) short-term revolving loan facility had an outstanding balance of ¥600 million ($5.0 million) and availability of ¥400 million ($3.4 million). During the first quarter of 2007, we repaid the loan facility with proceeds from our unsecured revolving credit facility and cash from operations.
At December 28, 2008, our $8.8 million (¥800 million) Japanese local line of credit had an outstanding balance of $7.7 million (¥700 million) and availability of $1.1 million (¥100 million). The line of credit expires in March 2009. We expect to renew the line of credit upon its maturity.
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaced the $375.0 million senior collateralized multi-currency credit facility arranged in December 1999. Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. At December 28, 2008, we had $133.6 million outstanding under this facility. Our available line of credit under this agreement is $15.2 million. Our availability under this facility was reduced by letters of credit totaling $1.2 million. There are no restrictions on our ability to draw down on the available portion of our line of credit.
The senior unsecured credit facility increased by $42.1 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and the OATSystems, Inc. acquisition.
We are currently in the process of negotiating a renewal of our Credit Agreement. We anticipate this renewal to be completed during the first half of 2009.
The Credit Agreement contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. At December 28, 2008, we were in compliance with all of our debt covenants. Based upon our projections, we currently do not anticipate any issues with meeting our existing debt covenants during fiscal 2009.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.
As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs can be funded from cash and cash equivalents on hand, the availability of cash under the $150.0 million revolving credit facility, and cash generated from future operations for the 2009 fiscal year.
Off-Balance Sheet Arrangements
We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $42.7 million as of December 28, 2008. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.
Contractual Obligations
Our contractual obligations and commercial commitments at December 28, 2008 are summarized below:

Contractual Obligation		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$138,400	$4,098	$134,302	$—	$—
Capital leases (2)	372	258	98	16	—
Operating leases	42,723	14,613	17,288	7,721	3,101
Pension obligations (3)	50,793	4,375	9,420	10,136	26,862
Acquisition obligation (4)	14,216	9,476	4,740	—	—
Inventory purchase commitments (5)	10,241	6,421	3,799	21	—

Total contractual cash obligations	$256,745	$39,241	$169,647	$17,894	$29,963

Commercial Commitments		Due in less	Due in	Due in	Due after
(dollar amounts in thousands)	Total	than 1 year	1-3 years	3-5 years	5 years

Standby letters of credit	$1,181	$1,181	$—	$—	$—
Surety bonds	2,387	2,285	102	—	—

Total commercial commitments	$3,568	$3,466	$102	$—	$—

(1)	Includes interest payments through maturity of $4,804.

(2)	Includes interest payments through maturity of $34.

(3)	Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2008 and include benefits attributable to estimated future employee service of current employees.

(4)	The acquisition obligation represents $5.4 million of deferred payments to the minority shareholders of Shanghai Asialco Electronics Co., Ltd., a subsidiary of SIDEP coupled with a $2.0 million deferred payment on a non-compete contract related to the acquisition. Additionally, the acquisition obligation includes the $6.8 million contingent liability related to our acquisition of the Alpha S3 business.

(5)	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.
The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $18.5 million as of December 28, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2008 was $5.7 million. Included in pension expense in 2008 is a pension settlement of $37,000. Our pension expense for 2007 was $5.5 million. Included in pension expense in 2007 is a pension settlement of $0.5 million.
We review our pension assumptions annually. Our assumptions for the year ended December 28, 2008, were a discount rate of 5.75%, an expected return of 3.75% and an expected rate of increase in future compensation of 2.77%. In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by comparing the yields available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 5.75% for 2008 and 5.50% for 2007. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of a long-term rate of return on plan assets of 3.75% for 2008 and 4.25% for 2007.
As of December 31, 2006, we have adopted the recognition provisions of SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R)” and as a result, we recognized the previously unrecognized losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary component of the unrecognized losses are actuarial losses, a transition obligation, and prior period service costs. The change in actuary losses during 2008 was attributable to changes in the discount rate as the bond yields have increased. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 13 years. The impact of recognizing the actuarial gains on 2008, 2007, and 2006 pension expense are $0.1 million, $0.6 million, and $0.7 million, respectively. The total projected amortization for these gains in 2009 is approximately $0.1 million.
Exposure to Foreign Currency
We manufacture products in the U.S., the Caribbean, the U.K., Europe, and the Asia Pacific regions for both the local marketplace, and for export to our foreign subsidiaries. These subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on the inter-company receivables and payables. Additionally, the sourcing of products in one currency and the sales of products in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of December 28, 2008, we had currency forward exchange contracts with a notional amount totaling approximately $9.7 million. The contracts are in various local currencies primarily covering our Western European, Canadian, Japan, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
During the second quarter of 2007, the Company entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of this foreign currency option contract, which was not designated as a hedge, are recorded in earnings immediately. The premium paid on the option contract was $73,000. The foreign currency option contract expired on December 28, 2007. The fair market value on this option at the expiration date was zero.

Hedging Activity
During 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted 2008 and 2009 Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2009 to September 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of December 28, 2008, the fair value of these cash flow hedges were reflected as a $48,000 liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $15.1 million (€10.7 million) and the unrealized gain recorded in other comprehensive income was $1.5 million. During the year ended December 28, 2008, a $0.6 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. As of December 28, 2008, deferred net gains or losses on derivative instruments included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months is approximately $1.5 million. During the year ended December 28, 2008, a $0.6 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. We recognized no gain or loss during the year ended December 28, 2008 for hedge ineffectiveness.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of December 28, 2008, the fair value of the interest rate swap agreement was reflected as a $0.9 million liability and is included in other long-term liabilities in the accompanying consolidated balance sheets. We recognized no gain or loss during the year ended December 28, 2008 for hedge ineffectiveness.
Provision for Restructuring
Restructuring expense for the periods ended December 28, 2008, December 30, 2007, and December 31, 2006 were as follows:
(dollar amounts are in thousands)

	December 28,	December 30,	December 31,
Fiscal 2008	2008	2007	2006

Manufacturing Restructuring Plan
Severance and other employee-related charges	$699	$—	$—
Consulting fees	838	—	—
2005 Restructuring Plan
Severance and other employee-related charges	4,563	1,215	7,915
Acquisition integration costs	519	—	—
Pension curtailment	—	(420)	(339)
Pension termination benefit expense	—	—	226
Lease termination costs	—	2,051	—
2003 Restructuring Plan
Severance and other employee-related charges	(253)	(145)	(409)
Lease termination costs	76	—	(386)

Total	$6,442	$2,701	$7,007

Restructuring accrual activity for the periods ended December 28, 2008, and December 30, 2007, were as follows:
(dollar amounts are in thousands)

			Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
Fiscal 2008	of Year	Earnings	Earnings	Payments	Changes	12/28/08

Manufacturing Restructuring Plan
Severance and other employee-related charges	$—	$701	$(2)	$(37)	$(10)	$652
2005 Restructuring Plan
Severance and other employee-related charges	3,015	5,362	(799)	(4,141)	(135)	3,302
Acquisition restructuring costs	1,209	—	—	(612)	(29)	568

Total	$4,224	$6,063	$(801)	$(4,790)	$(174)	$4,522

				Charge
	Accrual at		Charged	Reversed		Exchange
	Beginning	Acquisition	to	to	Cash	Rate	Accrual at
Fiscal 2007	of Year	Restructuring	Earnings	Earnings	Payments	Changes	12/30/07

2005 Restructuring Plan
Severance and other employee-related charges	$6,786	$—	$2,096	$(881)	$(5,287)	$301	$3,015
Acquisition restructuring costs (1)	—	1,125	—	—	—	84	1,209

Total	$6,786	$1,125	$2,096	$(881)	$(5,287)	$385	$4,224

(1)	During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.
Manufacturing Restructuring Plan
In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in our EAS hardware and labels businesses.
For the year ended December 28, 2008, a net charge of $1.5 million was recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of $0.7 million of severance accruals and $0.8 million of consulting fees.
The total number of employees affected by the Manufacturing Restructuring Plan were 18, of which 3 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2010. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.5 million has been incurred and $0.9 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $6 million.
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
For the year ended December 28, 2008, a net charge of $5.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of $4.6 million of severance accruals and $0.5 million related to SIDEP acquisition integration costs.
A net charge of $2.8 million was recorded in 2007 in connection with the 2005 Restructuring Plan. The charge was composed of $1.2 million of severance accruals and $2.0 million of lease termination and related costs, partially offset by $0.4 million related to settlements on pension liabilities resulting from employees who left due to the restructuring plan.
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
The total number of employees affected by the 2005 Restructuring Plan were 858, of which 853 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $30 million to $31 million, of which $30 million has been incurred and $27 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $34 million to $35 million.

2003 Restructuring Plan
During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.
During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 Restructuring Plan.
During 2006, we reversed $0.8 million related to the 2003 Restructuring Plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.
Goodwill Impairments
We have completed step one of our fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Intelligent Labels and Retail Merchandising segments was impaired. As a result, a $59.6 million estimated impairment charge was recorded as of December 28, 2008. The impairment charge was recorded in goodwill impairment on the consolidated statement of operations. This amount may change upon completion of step two of the impairment test. It is anticipated that the impairment testing will be complete by the first quarter of fiscal 2009 at which time any required adjustments to the estimate will be recorded. The impairment charge is attributed to a combination of a decline in market capitalization of the Company and a decline in the estimated forecasted discounted cash flows expected by us. Fair values exceeded their respective carrying values by more than 25% in the remaining reporting units for which no impairment charge was recorded.
The 2007 and 2006 annual assessments did not result in an impairment charge. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price, including a significant decline in our stock price during the third and fourth quarters of 2008 during which our stock price fluctuated from a high of $23.43 to a low of $9.01. These factors have contributed to the estimated impairment loss recorded in the fourth quarter ended December 28, 2008. There can be no certainty as to the duration of the current economic conditions and their potential impact on our stock price performance or future goodwill impairment (See Notes 1 and 5 of the Consolidated Financial Statements).
Asset Impairments
Asset impairment expense was $4.5 million, or 0.5% of revenues in 2008, without a comparable charge in 2007.
During our 2008 goodwill and indefinite-lived intangibles annual impairment test, we determine that indefinite-lived trade mark intangible in our I-Labels segment was impaired. As a result we recorded an impairment charge of $0.4 million in the fourth quarter of 2008. This charge was recorded in asset impairments on the consolidated statement of operations.
As a result of changes in business circumstances related to the customer relationship intangible recognized in connection with the SIDEP/Asialco acquisition, we recorded an impairment charge of $2.6 million in the fourth quarter ended December 28, 2008. The impairment charge was recorded in asset impairments in the Intelligent Labels segment on the consolidated statement of operations.
In 2008, we recorded a $1.5 million fixed asset impairment. The charge consisted of $1.1 million related to the write down of a building in France and $0.4 million related to the write down of land and a building in Japan. These impairments were recorded in asset impairments on the consolidated statement of operations.
Results of Operations
(All comparisons are with the previous year, unless otherwise stated.)
Net Revenues
Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels, and service revenues.
Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. In addition, current economic trends have particularly strongly affected our customers, and consequently our net revenues may be impacted. Such seasonality and fluctuations impact our sales. Historically, we have experienced lower sales in the first half of each year.

Analysis of Statement of Operations
The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

				Percentage Change
	Percentage of Total Revenues			In Dollar Amount
	December 28,	December 30,	December 31,	Fiscal 2008	Fiscal 2007
	2008	2007	2006	vs.	vs.
Year ended	(Fiscal 2008)	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2007	Fiscal 2006

Net revenues
Shrink Management Solutions	61.6%	57.4%	55.8%	18.1%	24.6%
Intelligent Labels	28.1	31.1	31.9	(0.6)	18.2
Retail Merchandising	10.3	11.5	12.3	(2.0)	14.1

Net revenues	100.0	100.0	100.0	9.9	21.3
Cost of revenues	58.8	58.5	57.6	10.4	23.3

Total gross profit	41.2	41.5	42.4	9.3	18.6
Selling, general, and administrative expenses	32.4	31.3	33.0	13.8	14.9
Research and development	2.5	2.2	2.8	24.4	(6.4)
Restructuring expenses	0.7	0.3	1.0	138.5	(61.5)
Asset impairment	0.5	—	—	N/A	N/A
Goodwill impairment	6.5	—	—	N/A	N/A
Litigation settlement	0.6	—	0.3	N/A	N/A
Other operating income	0.1	0.3	0.2	(62.3)	27.0

Operating (loss) income	(1.9)	8.0	5.5	(125.7)	75.5
Interest income	0.3	0.7	0.7	(51.1)	10.9
Interest expense	0.6	0.3	0.3	(145.8)	8.9
Other (loss) gain, net	(0.9)	0.1	0.2	N/A	(42.0)

(Loss) earnings from continuing operations before income taxes and minority interest	(3.1)	8.5	6.1	(141.4)	68.1
Income taxes	0.1	1.5	1.0	(94.1)	74.2
Minority interest	—	—	—	N/A	N/A

(Loss) earnings from continuing operations	(3.2)	7.0	5.1	(151.0)	66.8

Earnings from discontinued operations, net of tax	—	—	0.1	N/A	(60.2)

Net (loss) earnings	(3.2)%	7.0%	5.2%	(150.7)%	63.6%

N/A — Comparative percentages are not meaningful.

Fiscal 2008 compared to Fiscal 2007
Net Revenues
During 2008, revenues increased by $82.9 million, or 9.9%, from $834.2 million to $917.1 million. Foreign currency translation had a positive impact on revenues of $33.0 million for the full year of 2008.
(dollar amounts in millions)

			Dollar Amount	Percentage
			Change	Change
	December 28,	December 30,	Fiscal 2008	Fiscal 2008
	2008	2007	vs.	vs.
Year ended	(Fiscal 2008)	(Fiscal 2007)	Fiscal 2007	Fiscal 2007

Net revenues:
Shrink Management Solutions	$565.1	$478.5	$86.6	18.1%
Intelligent Labels	257.6	259.3	(1.7)	(0.6)
Retail Merchandising	94.4	96.4	(2.0)	(2.0)

Net revenues	$917.1	$834.2	$82.9	9.9%

Shrink Management Solutions
Shrink Management Solutions revenues increased by $86.6 million, or 18.1%, in 2008 compared to 2007. Foreign currency translation had a positive impact of approximately $19.6 million. The Alpha, SIDEP and OATSystems acquisitions increased revenues in 2008 by $77.8 million. Additionally, CheckView™ revenues increased $4.9 million in 2008 compared to 2007. These increases were partially offset by a decrease of $14.1 million in EAS hardware revenues.
The CheckView™ business improved primarily due to increases in the U.S. of $2.6 million coupled with an increase in Asia of $1.5 million. The U.S. CheckView™ revenue increase was due primarily to an increase of $11.8 million in our U.S. banking business, partially offset by a decrease of $9.2 million in our U.S. retail business. The U.S. banking business benefited $10.7 million due to recent acquisitions, without comparable revenues in 2007, coupled with $1.1 million of comparable business growth. The U.S. retail business revenue decline was due to difficult comparables in 2007 due to large 2007 installations coupled with the impact of current economic conditions on this business resulting in reductions in 2008 orders and installations. The increase in Asia CCTV revenues was due primarily to expansion of the business model within the region during fiscal 2008. The U.S. CheckView™ business has a significant portion of its revenue growth dependent upon new store openings which could continue to be impacted by the current decline in U.S. economic activity.
EAS hardware revenues, excluding the benefit of foreign currency translation and acquisitions decreased $14.1 million for 2008 compared to 2007. The decrease was due to declines in revenues of $15.3 million in Europe and $1.9 million in Latin America, partially offset by an increase of $3.6 million in revenues in Asia. The decline in Europe was due primarily to general overall business declines in the UK coupled with large chain-wide installations in various countries during 2007 without comparable activity in 2008. These declines in Europe revenues were partially offset by an increase in Belgium due to a large chain-wide roll-out in 2008 without comparable revenue in 2007. The decline in Latin America was due primarily to a decline in Mexico attributable to large chain-wide roll-outs in 2007 without comparable revenues in 2008. The increase in Asia was due primarily to large chain-wide roll-outs in New Zealand, Australia, and China without comparables in 2007, partially offset by a decline in Japan revenue attributable to large chain-wide roll-outs in 2007 without comparable revenues in 2008. Our EAS hardware business is dependent upon new store openings and the liquidity and financial condition of our customers which could continue to be impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve TM .
Intelligent Labels
Intelligent Labels revenues decreased by $1.7 million, or 0.6% in 2008 compared to 2007. The positive impact of foreign currency translation was approximately $7.5 million. Also benefiting revenues were increases of $4.6 million and $5.7 million related to the acquisition of SIDEP and our Check-Net® business, respectively. These increases were offset by decreases in our EAS label business and our Library business of $13.2 million and $6.3 million, respectively. The increase in our Check-Net® revenues was due primarily to an increase in revenues in the U.S. and Asia, partially offset by a decline in our Europe revenues. The U.S. Check-Net® revenue increase was due to increased sales volume with existing large customers and an increase in orders from new customers. We anticipate that weak economic conditions could continue to impact our Check-Net® revenues but that our growth in orders from new customers could partially mitigate this impact. The revenue decline in Europe and growth in Asia is due primarily to a shift in revenues to Asia for certain customers previously serviced from Europe. Europe also experienced a decline in revenues due to the effects of current economic conditions of apparel retailers in the region. The EAS label revenues were impacted by current economic conditions resulting in decreased retail sector sales resulting in a decreased demand for labels, coupled with competitive pressures in certain regions. We anticipate that weak economic conditions could continue to impact our EAS label volumes in future quarters. Library revenues declined due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. We expect the library revenues to become comparable in 2009 as the transition to selling to a distributor was initiated at the beginning of fiscal 2008.

Retail Merchandising
Retail Merchandising revenues decreased by $2.0 million or 2.0%. The positive impact of foreign currency translation was approximately $5.8 million. The decrease in our RMS business was due to a decrease in our revenues from retail display systems of $5.2 million and a decrease in revenues of HLS of $2.6 million. Our retail display systems decline is due to large remodel work in 2007 in Europe and Asia without such comparable revenues in 2008. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand for HLS products as retail scanning technology continues to grow worldwide. We anticipate RMS and HLS to continue to face difficult revenue trends in 2009 due to impacts of current economic conditions on the RMS business and continued shifts in market demand for HLS products.
Gross Profit
During 2008, gross profit increased by $32.1 million, or 9.3%, from $346.0 million to $378.1 million. The benefit of foreign currency translation on gross profit was approximately $13.7 million. Gross profit, as a percentage of net revenues, decreased from 41.5% to 41.2%.
Shrink Management Solutions
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 40.8% in 2008, from 39.8% in 2007. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to the inclusion of a full year of revenues of Alpha products at higher margin levels in 2008 coupled with improvements in EAS Hardware margins. The EAS hardware margin improvement was due to improved inventory management coupled with better sourcing costs for our antenna components.
Intelligent Labels
Intelligent Labels gross profit as a percentage of Intelligent Labels revenues decreased to 39.2% in 2008, from 42.2% in 2007. This decrease was due primarily to a decrease in EAS label gross margin percentage and the Library business gross margin percentage for 2008 compared to 2007 coupled with an increase in lower margin Check-Net® revenues as a percentage of total Intelligent Labels revenues.
The decline in EAS label margins was due primarily to increased manufacturing variances in 2008, which were primarily attributable to volume declines and increased production issues resulting in labor inefficiencies and increased scrap, coupled with higher energy costs. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to distributor revenues with lower margins.
Retail Merchandising
The Retail Merchandising gross profit as a percentage of Retail Merchandising revenues increased to 49.4% in 2008 from 47.9% in 2007. This increase in Retail Merchandising gross profit percentage was primarily due to improved margins in our HLS business resulting from improved manufacturing efficiencies.
Selling, General, and Administrative Expenses
Selling, general, and administrative (SG&A) expenses increased $36.1 million, or 13.8%, over 2007. Foreign currency translation increased SG&A expenses by approximately $9.5 million. SG&A expenses generated by the recently acquired Alpha, SIDEP, and OATSystems operations coupled with our banking acquisitions accounted for $27.8 million of the increase over the prior year. SG&A expenses were additionally increased due to an increase in bad debt provisions and $1.4 million of deferred compensation expense related to prior periods. These increases were partially offset by decreases in management expense due to internal restructuring efforts and a decrease in compensation related to a decrease in accrued bonuses and the reversal of stock-based compensation related to our long-term incentive plan performance restricted stock units. In light of current economic conditions, we are more closely monitoring the aging of individual customer receivable balances and associated credit risk in an effort to mitigate our exposure to bad debt.

Research and Development Expenses
Research and development (R&D) expenses were $22.6 million, or 2.5% of revenues, in 2008 and $18.2 million, or 2.2% of revenues in 2007. Foreign currency translation increased R&D costs by approximately $0.3 million. The increase of $4.4 million is largely attributed to R&D expenses generated by the recently acquired Alpha, SIDEP, and OATSystems operations of $3.9 million.
Restructuring Expenses
Restructuring expenses were $6.4 million, or 0.7% of revenues in 2008 compared to $2.7 million or 0.3% of revenues in 2007. The current and the prior year expenses are detailed in the “Provision for Restructuring” section.
Goodwill Impairment
Goodwill Impairment expense was $59.6 million, or 6.5% of revenues in 2008, without a comparable charge in 2007. The current year expense is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”
Asset Impairment
Asset Impairment expense was $4.5 million, or 0.5% of revenues in 2008, without a comparable charge in 2007. The current year expense is detailed in the “Asset Impairment” section following “Liquidity and Capital Resources.”
Litigation Settlement
Litigation Settlement expense was $6.2 million in 2008, without a comparable charge in 2007. The litigation settlement expense is primarily attributed to a $5.7 million litigation accrual recorded during the fourth quarter of 2008 related to a patent infringement counter suit in which the Company was found to be liable for the other party’s associated legal fees. The Company plans to appeal the ruling but has accrued the full amount of the judgment. The remaining $0.5 million of the litigation expense was due to a contract settlement with a product manufacturer in the third quarter of 2008. We do not anticipate any additional charges related to this issue.
Other Operating Income
In 2008, other operating income of $1.0 million was recorded due to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.
In 2007, other operating income of $2.6 million was recorded due to the sale of our Austrian subsidiary. This sale resulted from our plan to move this business to an indirect sales model.
Interest Income and Interest Expense
Interest income for 2008 decreased $2.8 million from the comparable period in 2007. The decrease in interest income was due to lower cash balances during 2008 compared to 2007.
Interest expense for 2008 increased $3.4 million from the comparable period in 2007. The increase in interest expense was due to higher debt levels in 2008 compared to 2007. Increased borrowings in 2008 were primarily used to finance our stock repurchase program and the OATSystems, Inc. acquisition.
Other Gain (Loss), net
Other gain (loss), net was a loss of $8.9 million for 2008 compared to a net gain of $0.7 million for 2007. The increase in loss for 2008 was due primarily to losses on foreign currency. The primary drivers of the increase in foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and the Japanese Yen, as well as the Euro to the British Pound.
Income Taxes
The effective rate of tax at December 28, 2008 was 2.5%. At December 30, 2007, the effective tax rate was 17.2%. The 2008 tax rate includes a $1.2 million change in tax reserves and a net valuation allowance benefit of $2.9 million. The main components of the valuation allowance benefit was a release of $4.7 million relating to net operating losses in Brazil, a charge of $1.2 million in connection to our United Kingdom operations, and a charge of $0.8 million in connection to state net operating losses. A charge of $0.7 million was recorded related to tax audits settled in the current year. In addition, an income tax benefit was not recorded in 2008 on $58.5 million of the $59.6 million impairment as it related to non-deductible goodwill. The 2007 tax rate includes a $1.9 million change in tax reserves, a net valuation allowance benefit of $3.2 million, a $1.0 million tax benefit relating to statutory tax rate changes, and a $0.9 million tax benefit relating to the sale of our Austrian subsidiary. The two main changes to the valuation allowance in 2007 were a release of $5.4 million relating to state net operating losses and a charge of $2.7 million in connection to our United Kingdom operations. The 2007 effective tax rate was positively impacted by a reduction of valuation allowances and tax reserves of $2.0 million. In addition, the Company recorded a $1.7 million reduction in foreign tax, primarily associated with a change in tax law in Germany.

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
Earnings from Discontinued Operations, Net of Tax
There were no earnings from discontinued operations, net of tax, for 2008. Earnings from discontinued operations, net of tax, were $0.4 million in 2007. The 2007 earnings were primarily due to adjustments related to the sale in 2006 of our barcode business.
Net (Loss) Earnings
Net (loss) earnings were ($29.8) million, or ($0.76) per diluted share, for 2008 compared to $58.8 million, or $1.44 per diluted share, for 2007. The weighted average number of shares used in the diluted earnings per share computation were 39.4 million and 40.7 million for 2008 and 2007, respectively.
Fiscal 2007 compared to Fiscal 2006
Net Revenues
During 2007, revenues increased by $146.4 million, or 21.3%, from $687.8 million to $834.2 million. Foreign currency translation had a positive impact on revenues of $39.4 million for the full year of 2007.
(dollar amounts in millions)

			Dollar Amount	Percentage
			Change	Change
	December 30,	December 31,	Fiscal 2007	Fiscal 2007
	2007	2006	vs.	vs.
Year ended	(Fiscal 2007)	(Fiscal 2006)	Fiscal 2006	Fiscal 2006

Net revenues:
Shrink Management Solutions	$478.5	$383.9	$94.6	24.6%
Intelligent Labels	259.3	219.4	39.9	18.2
Retail Merchandising	96.4	84.5	11.9	14.1

Net revenues	$834.2	$687.8	$146.4	21.3%

Shrink Management Solutions
Shrink Management Solutions revenues increased by $94.6 million or 24.6% in 2007 compared to 2006. The positive impact of foreign currency translation was approximately $19.9 million. The increase in revenues was primarily due to an increase in EAS Hardware and CheckView™ revenues of $29.4 million and $30.5 million, respectively. Shrink Management Solutions revenues also benefited $11.7 million from the Alpha acquisition. EAS Hardware revenue increased $20.7 million in Europe, $5.9 million in Asia Pacific, and $3.9 million in International Americas. The increase in Europe EAS Hardware was due to large chain-wide roll-outs, primarily in France and Spain. The increase in Asia was due primarily to a large chain-wide roll-out in Australia and continued growth in our Hong Kong distribution unit. The International Americas revenue increased due to large chain-wide roll-outs, primarily in Mexico. The CCTV business improved due to a larger number of installations with existing customers in 2007 compared to 2006.
Intelligent Labels
Intelligent Labels revenues increased by $39.9 million, or 18.2%, over last year. The positive impact of foreign currency translation was approximately $11.4 million. The remaining revenue growth was primarily due to an increase in our Check-Net® business of $30.4 million, partially offset by a decrease in our Library business of $2.6 million. Check-Net® business revenue benefited $22.9 million due to the ADS acquisition and continued the strong growth of its base business during fiscal 2007. Library revenues declined due to the transition period for shifting the business strategy to our new Library Patron Services business model.

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
Intelligent Labels
Intelligent Labels gross profit decreased from 45.9% in 2006 to 42.2% in 2007. This decrease in Intelligent Labels gross profit percentage was primarily due to the increased proportion of the Check-Net® business in the segment with lower margins. Additionally, Check-Net® margins decreased from the prior year due to manufacturing inefficiencies and competitive pricing pressures, which further impacted the Intelligent Labels gross profit.
Retail Merchandising
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
Research and Development Expenses
Research and development expenses were $18.2 million, or 2.2%, of revenues in 2007 and $19.4 million, or 2.8%, in 2006.
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
Earnings from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, for 2007 decreased to $0.4 million from $0.9 million in 2006. The 2006 earnings were primarily due to the $1.4 million gain on the sale of our barcode business.
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
We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (SFAS 157-2), which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP FAS 157-3), which clarifies the application of SFAS 157 for financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations. The Company does not expect the adoption of FAS 157 for non-financial assets and liabilities on December 29, 2008 to have a material impact on the Company’s consolidated results of operations and financial condition. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159) on December 31, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP). SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated results of operations and financial condition.
New Accounting Pronouncements and Other Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS 141R will be effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R will not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of December 28, 2008, such deferred tax valuation allowances amounted to $4.2 million. For additional discussion on deferred tax valuation allowances, refer to Note 13 of the Consolidated Financial Statements in the 2008 Form 10-K.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 28, 2008, our minority interest totaled $0.9 million, which was included in the long-term liabilities section of our Consolidated Balance Sheet. The Company will incorporate presentation and disclosure requirements as outlined in SFAS 160 in the Company’s Quarterly Report on Form 10-Q for the period ending March 29, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this standard in the first fiscal quarter of 2009 and believes that upon adoption, there will be no material impact on the Company’s consolidated results of operations and financial condition.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect FSP FAS 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited and will be adopted by us in the first fiscal quarter of 2009. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of EPS.
In November 2008, the FASB ratified Staff Position FSP EITF 08-6, “Equity Method Investment Accounting Considerations,” (EITF 08-6). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2009. The adoption of EITF 08-6 will not have a material impact on our consolidated results of operations and financial condition.
In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets,” (EITF 08-7). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.
In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2009. The adoption of EITF 08-8 will not have a material impact on our consolidated results of operations and financial condition.
In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP, which is effective in the first reporting period ending after December 15, 2008, requires additional disclosures concerning continuing involvement in transfers of financial assets. The FSP also requires additional disclosures concerning an enterprise’s involvement with variable interest entities and qualifying special purpose entities under certain conditions, none of which apply to the Company. This standard involves disclosures only, and did not impact our consolidated results of operations and financial condition.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Factors
Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 28, 2008, all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt.
We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.9 million liability position as of December 28, 2008, and a zero liability position as of December 30, 2007. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 28, 2008, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $1.2 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $1.2 million.
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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded OATSystems from its assessment of internal control over financial reporting as of December 28, 2008 because they were acquired by the Company in purchase business combinations during 2008. We have also excluded OATSystems from our audit of internal control over financial reporting. OATSystems is a wholly-owned subsidiary whose total assets and total revenues represent 3.9% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2008.
Philadelphia, Pennsylvania
February 26, 2009

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(dollar amounts in thousands)

	December 28,	December 30,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,222	$118,271
Marketable securities	—	29
Accounts receivable, net of allowance of $18,414 and $15,839	196,664	221,875
Inventories	102,122	109,329
Other current assets	41,224	42,914
Deferred income taxes	22,078	14,492

Total Current Assets	494,310	506,910

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,040	4,500
PROPERTY, PLANT, AND EQUIPMENT, net	86,735	88,096
GOODWILL	235,532	274,601
OTHER INTANGIBLES, net	113,755	119,294
DEFERRED INCOME TAXES	36,182	28,591
OTHER ASSETS	17,162	9,052

TOTAL ASSETS	$985,716	$1,031,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$11,582	$3,756
Accounts payable	63,872	76,404
Accrued compensation and related taxes	32,056	38,821
Other accrued expenses	54,123	43,469
Income taxes	8,066	4,827
Unearned revenues	11,005	13,615
Restructuring reserve	4,522	4,224
Accrued pensions — current	4,305	4,337
Other current liabilities	22,027	20,401

Total Current Liabilities	211,558	209,854

LONG-TERM DEBT, LESS CURRENT MATURITIES	133,704	91,756
ACCRUED PENSIONS	77,623	80,549
OTHER LONG-TERM LIABILITIES	47,928	46,380
DEFERRED INCOME TAXES	9,665	13,200
MINORITY INTEREST	924	977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 42,747,808 and 41,837,525	4,274	4,183
Additional capital	381,498	360,684
Retained earnings	173,912	203,717
Common stock in treasury, at cost, 4,035,912 shares and 2,035,912 shares	(71,520)	(20,621)
Accumulated other comprehensive income, net of tax	16,150	40,365

TOTAL STOCKHOLDERS’ EQUITY	504,314	588,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,716	$1,031,044

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	December 28,	December 30,	December 31,
Year ended	2008	2007	2006

Net revenues	$917,082	$834,156	$687,775
Cost of revenues	538,983	488,184	396,084

Gross profit	378,099	345,972	291,691
Selling, general, and administrative expenses	296,935	260,854	226,958
Research and development	22,607	18,170	19,417
Restructuring expenses	6,442	2,701	7,007
Asset impairment	4,510	—	—
Goodwill impairment	59,583	—	—
Litigation settlement	6,167	—	2,251
Other operating income	968	2,571	2,025

Operating (loss) income	(17,177)	66,818	38,083
Interest income	2,660	5,443	4,906
Interest expense	5,768	2,347	2,155
Other (loss) gain, net	(8,924)	662	1,141

(Loss) earnings from continuing operations before income taxes and minority interest	(29,209)	70,576	41,975
Income taxes expense	719	12,174	6,987
Minority interest, net of tax	(123)	(7)	(31)

(Loss) earnings from continuing operations	(29,805)	58,409	35,019
Earnings from discontinued operations, net of tax of $0, $351, and $1,059	—	359	903

Net (loss) earnings	$(29,805)	$58,768	$35,922

Basic (Loss) Earnings Per Share:
(Loss) earnings from continuing operations	$(.76)	$1.46	$.89
Earnings from discontinued operations, net of tax	—	.01	.02

Basic (Loss) Earnings Per Share	$(.76)	$1.47	$.91

Diluted (Loss) Earnings Per Share:
(Loss) earnings from continuing operations	$(.76)	$1.43	$.87
Earnings from discontinued operations, net of tax	—	.01	.02

Diluted (Loss) Earnings Per Share	$(.76)	$1.44	$.89

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollar amounts in thousands)

							Accumulated
							Other	Total
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Equity

Balance, December 25, 2005	40,737	$4,073	$326,950	$110,736	2,036	$(20,621)	$(24,718)	$396,420
Net earnings				35,922				35,922
Exercise of stock-based compensation	578	58	8,633					8,691
Tax benefit on stock-based compensation			1,836					1,836
Stock-based compensation expense			5,710					5,710
Deferred compensation plan			2,077					2,077
Adoption of SFAS 158, net of tax							(2,743)	(2,743)
Minimum pension liability adjustment, net of tax							(121)	(121)
Foreign currency translation adjustment							25,789	25,789

Balance, December 31, 2006	41,315	4,131	345,206	146,658	2,036	(20,621)	(1,793)	473,581
Net earnings				58,768				58,768
Exercise of stock-based compensation	522	52	6,670					6,722
Tax benefit on stock-based compensation			881					881
Stock-based compensation expense			6,518					6,518
Deferred compensation plan			1,409					1,409
Cumulative effect of adopting a change in accounting for uncertainties in income taxes (FIN 48)				(1,709)				(1,709)
Amortization of pension plan actuarial losses, net of tax							130	130
Unrealized gain adjustment on marketable securities, net of tax							16	16
Recognized gain on pension, net of tax							6,755	6,755
Foreign currency translation adjustment							35,257	35,257

Balance, December 30, 2007	41,837	4,183	360,684	203,717	2,036	(20,621)	40,365	588,328
Net loss				(29,805)				(29,805)
Exercise of stock-based compensation	911	91	8,914					9,005
Tax benefit on stock-based compensation			2,121					2,121
Stock-based compensation expense			7,096					7,096
Deferred compensation plan			2,683					2,683
Repurchase of common stock					2,000	(50,899)		(50,899)
Amortization of pension plan actuarial losses, net of tax							72	72
Change in realized and unrealized gains on derivative hedges, net of tax							880	880
Unrealized gain adjustment on marketable securities, net of tax							(16)	(16)
Recognized loss on pension, net of tax							(169)	(169)
Foreign currency translation adjustment							(24,982)	(24,982)

Balance, December 28, 2008	42,748	$4,274	$381,498	$173,912	4,036	$(71,520)	$16,150	$504,314

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(dollar amounts in thousands)

	December 28,	December 30,	December 31,
Year ended	2008	2007	2006

Net (loss) earnings	$(29,805)	$58,768	$35,922
Amortization of pension plan actuarial losses, net of tax	72	130	—
Change in realized and unrealized gains on derivative hedges, net of tax	880	—	—
Unrealized gain adjustment on marketable securities, net of tax	(16)	16	—
Recognized (loss) gain on pension, net of tax	(169)	6,755	—
Minimum pension liability adjustment, net of tax	—	—	(121)
Foreign currency translation adjustment	(24,982)	35,257	25,789

Comprehensive (loss) income	$(54,020)	$100,926	$61,590

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	December 28,	December 30,	December 31,
Year ended	2008	2007	2006

Cash flows from operating activities:
Net earnings	$(29,805)	$58,768	$35,922
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,788	21,059	19,504
Deferred taxes	(13,716)	(7,486)	281
Stock-based compensation	7,096	6,518	5,710
Excess tax benefit on stock compensation	(2,229)	(755)	(1,685)
Provision for losses on accounts receivable	5,810	1,846	2,442
Gain on sublease settlement	—	—	(1,777)
Gain on sale of discontinued operations	—	(359)	(1,299)
Gain on sale of subsidiaries	(968)	(2,523)	—
Loss (gain) on disposal of fixed assets	276	(193)	262
Goodwill impairment	59,583	—	—
Asset impairment	4,510	—	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(215)	(34,186)	(3,977)
Inventories	5,469	2,186	(8,299)
Other current assets	3,920	(2,496)	6,207
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(12,278)	17,958	(18,358)
Income taxes	5,951	(9,144)	4,904
Unearned revenues	(3,208)	4,229	(3,930)
Restructuring reserve	546	(2,958)	(5,668)
Other current and accrued liabilities	15,676	14,507	(7,853)

Net cash provided by operating activities	77,206	66,971	22,386

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(15,217)	(13,363)	(11,520)
Net cash (outflow) proceeds from the sale of discontinued operations	—	(2,159)	26,904
Acquisitions of businesses, net of cash acquired	(39,629)	(94,522)	(7,353)
Decrease in restricted cash	—	2,121	—
Other investing activities	142	1,772	(68)

Net cash (used in) provided by investing activities	(54,704)	(106,151)	7,963

Cash flows from financing activities:
Proceeds from stock issuances	9,005	7,174	8,691
Excess tax benefit on stock compensation	2,229	755	1,685
Proceeds of short-term debt	3,582	2,899	14,200
Payment of short-term debt	(3,596)	(8,950)	(9,873)
Net change in factoring and bank overdrafts	—	—	(3,293)
Proceeds of long-term debt	105,898	6,177	—
Payment of long-term debt	(65,813)	(891)	(18,355)
Payment of notes payable	(4,866)	—	—
Purchase of treasury stock	(50,899)	—	—

Net cash (used in) provided by financing activities	(4,460)	7,164	(6,945)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(4,091)	6,893	6,767

Net increase (decrease) in cash and cash equivalents	13,951	(25,123)	30,171
Cash and cash equivalents:
Beginning of year	118,271	143,394	113,223

End of year	$132,222	$118,271	$143,394

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of and earn revenues primarily from the sale of electronic article surveillance (EAS), closed-circuit television (CCTV), custom tags and labels (Check-Net®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems. Applications of these products include retail security, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Out of Period Adjustments
During the fourth quarter of 2008, we identified an error in our financial statements related to fiscal year 2006. This error related to the accounting for a building impairment in France. We corrected the error during the fourth quarter of 2008, which had the effect of increasing asset impairment expense $1.1 million and reducing net income by $0.8 million. This prior period error is not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as for the twelve months ended December 28, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.
During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company, these deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as the twelve months ended December 28, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.
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
Fiscal Year
Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2008, 2007, and 2006, are for the 52 weeks ended December 28, 2008, 52 weeks ended December 30, 2007, and for the 53 weeks ended December 31, 2006.

Reclassifications
Certain reclassifications have been made to the 2007 financials statements and related footnotes to conform to the current year presentation.
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
Revenue Equipment on Operating Lease
The cost of the equipment leased to customers under operating leases is depreciated on a straight-line basis over the lesser of the length of the contract or estimated useful life of the asset, which is usually between three and five years.
Property, Plant, and Equipment
Property, plant, and equipment is carried at cost less accumulated depreciation. Maintenance, repairs, and minor renewals are expensed as incurred. Additions, improvements, and major renewals are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Assets subject to capital leases are depreciated over the lesser of the estimated useful life of the asset or length of the contract. Buildings, equipment rented to customers, and leased equipment on capitalized leases use the following estimated useful lives of fifteen to thirty years, three to five years, and five years, respectively. Machinery and equipment estimated useful lives range from three to ten years. Leasehold improvement useful lives are the lesser of the minimum lease term or the useful life of the item. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is included in income.
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
Internal-Use Software
Included in fixed assets is the capitalized cost of internal-use software. As required by Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over their estimated useful lives, which generally range from three to five years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.
Goodwill
Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising the Company’s business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We perform our annual assessment as of fiscal month end October each fiscal year.

The fair value of our reporting units is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors which we believe contributed to the decline and volatility in our stock price that did not reflect our underlying fair value. Refer to Note 5.
Other Intangibles
Indefinite-lived intangible assets are carried at cost and are not amortized, but are subject to tests for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Definite-lived intangibles are amortized on a straight-line basis over their useful lives (or legal lives if shorter). We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
If it is determined that an impairment, based on expected future cash flows, exists, then the loss is recognized on the consolidated statements of operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. Refer to Note 5.
Other Assets
Included in other assets are $11.5 million and $1.1 million of net long-term customer-based receivables at December 28, 2008 and December 30, 2007, respectively.
Deferred Financing Costs
Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 28, 2008 and December 30, 2007 were $0.2 million and $0.4 million, respectively. The financing cost amortization expense was $0.2 million, $0.2 million, and $0.2 million, for 2008, 2007, and 2006, respectively.
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.

Software license fee revenues are recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed and determinable, and collection is probable. Revenue from software contracts that require significant production, modification, customization, or implementation is recognized in accordance with SOP 81-1, “Accounting For Performance of Construction-Type and Certain Production-Type Contracts”. Revenue from these arrangements for both licenses and professional services are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term.
We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.
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
Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions. The following table sets forth the movement in the warranty reserve:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Balance at beginning of year	$8,108	$5,499
Accruals for warranties issued	6,388	7,929
Settlement made	(5,882)	(6,155)
Acquisitions/(Divestitures)	89	309
Foreign currency translation adjustment	(300)	526

Balance at end of year	$8,403	$8,108

Royalty Expense
Royalty expenses related to security products approximated $3.7 million, $3.7 million, and $3.7 million, in 2008, 2007, and 2006, respectively. These expenses are included as part of cost of revenues.
Research and Development Costs
Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.
Stock Options
We recognize stock-based compensation expense for all share-based payment awards granted after December 25, 2005 and granted prior to but not yet vested as of December 25, 2005, in accordance with Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. For awards granted after the SFAS 123R adoption date we recognize the expense on a straight-line basis over the requisite service period of the award. For non-vested awards granted prior to the adoption date, we continue to use the ratable expense allocation method. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

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
The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended,	Year Ended,	Year Ended,
	December 28,	December 30,	December 31,
	2008	2007	2006

Weighted average fair value of grants	$8.04	$8.88	$11.47
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.3883	.3659	.4135
Expected life (in years)	4.84	4.56	4.54
Risk-free interest rate	2.450%	4.264%	4.55 - 5.07%
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
Taxes and Value Added Collected from Customers
Sales and value added taxes collected from customers are excluded from revenues. The obligation is included in other current liabilities until the taxes are remitted to the appropriate taxing authorities.
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
We enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.

We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.
See Note 15 for further information.
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
We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) on December 31, 2007. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (SFAS 157-2), which deferred the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities, which primarily affects the valuation of our derivative contracts. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP FAS 157-3 was effective upon issuance. The adoption of FAS 157 did not have a material effect on our financial condition or results of operations The Company does not expect the adoption of FAS 157 for non-financial assets and liabilities on December 29, 2008 to have a material impact on the Company’s consolidated results of operations and financial condition. Non-financial assets and liabilities for which we have not applied the provisions of FAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159) on December 31, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of FAS 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 became effective on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated results of operations and financial condition.

New Accounting Pronouncements and Other Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS No. 141R will be effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R will not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of December 28, 2008, such deferred tax valuation allowances amounted to $4.2 million. For additional discussion on deferred tax valuation allowances, refer to Note 13 to the Consolidated Financial Statements in the 2008 Form 10-K.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 28, 2008, our minority interest totaled $0.9 million, which was included in the long-term liabilities section of our Consolidated Balance Sheet. The Company will incorporate presentation and disclosure requirements as outlined in SFAS 160 in the Company’s Quarterly Report on Form 10-Q for the period ending March 29, 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. We will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this standard in the first fiscal quarter of 2009 and believes that upon adoption, there will be no material impact on the Company’s consolidated results of operations and financial condition.
In April 2008, the FASB issued Staff Position FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We do not expect FSP FAS 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.
In June 2008, the FASB issued Staff Position FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited and will be adopted by us in the first fiscal quarter of 2009. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of EPS.
In November 2008, the FASB ratified Staff Position FSP EITF 08-6, “Equity Method Investment Accounting Considerations,” (EITF 08-6). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.”

EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2009. The adoption of EITF 08-6 will not have a material impact on our consolidated results of operations and financial condition.
In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets,” (EITF 08-7). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.
In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and will be adopted by us in the first quarter of fiscal year 2009. The adoption of EITF 08-8 will not have a material impact on our consolidated results of operations and financial condition.
In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP, which is effective in the first reporting period ending after December 15, 2008, requires additional disclosures concerning transfers of financial assets. The FSP also requires additional disclosures concerning an enterprise’s involvement with variable interest entities and qualifying special purpose entities under certain conditions, none of which apply to the Company. The Company will include additional required disclosures concerning transfers of financial assets, as applicable, in its interim consolidated financial statements for the period ending March 29, 2009.
Note 2. ACQUISITIONS
On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million is recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition.
The S3 business includes the development, manufacture, distribution, and sale of retail store applied security products requiring removal by store personnel at the cash register.

The purchase price allocation as of the date of acquisition was as follows:

November 1,
(dollar amounts in thousands)	2007

Cash	$67,000
Long-term debt	75,000
Contingent payment	6,796

Purchase price (1)	148,796

Fair value of net assets acquired:
Accounts receivable	6,986
Inventories	6,882
Other current assets	73
Property, plant, and equipment	9,148
Intangible assets (2)	71,053
Accounts payable	(2,526)
Accrued compensation and related taxes	(810)
Other accrued expenses	(799)

Fair value of the net assets acquired	90,007
Excess cost over net assets acquired	58,789
Adjustment to the realization of deferred tax assets for Checkpoint	(59)
Estimated acquisition costs	648

Goodwill (3)	$59,378

Notes:
(1)	Represents the cash, long-term debt, and contingent payment used to finance the acquisition.

(2)	Intangible assets consist of customer relationships ($33.4 million), trade names ($19.4 million), and developed technologies ($18.3 million). The weighted-average useful lives for the customer relationships and developed technologies are approximately 10 years. The intangible assets related to the trade name are deemed to have an indefinite life. The amortization of definite life intangibles are calculated on a straight-line basis.

(3)	Goodwill of $59.4 million was assigned to the Shrink Management Solutions reporting segment. Of that total amount, $59.4 million is expected to be deductible for tax purposes over a 15 year period.
The allocation of the purchase price for the Alpha Acquisition, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, was finalized during fiscal year 2008. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities. The results of the assets acquired and liabilities assumed in connection with the Alpha Acquisition have been included in the consolidated statement of operations since the closing of the transaction on November 1, 2007, as part of the SMS segment.

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

Other Acquisitions in Fiscal 2008
In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc. debt. The transaction was paid in cash. Additionally, we acquired $1.3 million in liabilities.
The financial statements reflect the preliminary allocations of the OATSystems, Inc. purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $22.8 million, which is not tax deductible. We also acquired intangibles of $6.1 million consisting of a trade name and proprietary technologies. The trade name is an indefinite-lived intangible asset while the proprietary technologies are finite-lived intangible assets that have a useful life of 4 years. The results from the acquisition date through
December 28, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements. The allocation of the purchase price is expected to be completed during the first half of fiscal year 2009.
In January 2008, the Company purchased the business of Security Corporation, Inc., a privately held company, for $7.9 million plus $1.0 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the final allocation of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $1.3 million, which is deductible for tax purposes. We also acquired intangibles of $5.2 million related to customer relationships with a useful life of 10 years. The results from the acquisition date through December 28, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.
Pro forma results of operations have not been presented individually or in the aggregate for these acquisitions, described in “Other Acquisitions in Fiscal 2008”, because the effects of these acquisitions were not material to our consolidated financial statements.
Other Acquisitions in Fiscal 2007
In November 2007, we purchased SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. Upon closing, we also acquired the remaining minority interests in a SIDEP subsidiary, Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. The total purchase price for these acquisitions was $27.9 million, net of cash acquired. The purchase agreement was structured with deferred payments to the minority interest owners of Asialco of $9.3 million. These payments will be paid over a three-year period from the date of acquisition and were recorded as a liability on the date of acquisition. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $14.0 million, which is non-deductible for tax purposes. Intangible assets included in this acquisition were $10.7 million. The intangible assets were composed of customer lists ($5.2 million), non-compete agreement ($3.8 million), trademarks ($1.1 million), and technology ($0.6 million). The useful lives were 8 to 13 years for customer lists, 3 years for the non-compete agreement, indefinite for trademarks, and 3 years for technology. The allocation of the purchase price was finalized during fiscal year 2008. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and Intelligent Labels segment and were not material to the consolidated financial statements.
During 2008, we recorded working capital adjustments for the SIDEP acquisition which increased goodwill by $1.8 million. The working capital adjustments were primarily related to income tax adjustments. We also paid $4.9 million to the minority interest owners of Asialco as part of the deferred payment arrangement established in the SIDEP purchase agreement.

In May 2007, the Company purchased the business of SSE Southeast, LLC, for $5.1 million plus $1.0 million of liabilities acquired. The transaction was paid in cash. The financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $1.8 million, which is deductible for tax purposes. We also acquired intangibles of $2.7 million related to customer lists with a useful life of 9 years. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements. The purchase agreement has a working capital adjustment, which was settled during 2008.
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
Note 3. INVENTORIES
Inventories consist of the following:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Raw materials	$16,287	$16,352
Work-in-process	6,100	6,497
Finished goods	79,735	86,480

Total	$102,122	$109,329

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT
The major classes are:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Revenue equipment on operating lease
Equipment rented to customers	$22,795	$31,290
Accumulated depreciation	(20,755)	(26,790)

Total revenue equipment on operating lease	$2,040	$4,500

Property, plant, and equipment
Land	$9,809	$8,741
Buildings	56,014	59,463
Machinery and equipment	144,717	140,982
Leasehold improvements	13,385	11,938
Construction in progress	3,429	4,672

	227,354	225,796
Accumulated depreciation	(140,619)	(137,700)

Total property, plant, and equipment	$86,735	$88,096

Property, plant, and equipment under capital lease had gross values of $1.4 million and $1.7 million and accumulated depreciation of $0.9 million and $0.7 million, as of December 28, 2008 and December 30, 2007, respectively.
As of December 28, 2008, the outstanding Asialco loan balance of $3.6 million (RMB25 million) is collateralized by land and buildings with an aggregate carrying value of $6.0 million at December 28, 2008. The loans mature at various times through May 2009.
Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $18.1 million, $15.4 million, and $16.2 million, for 2008, 2007, and 2006, respectively.
In 2008, we recorded a $1.5 million fixed asset impairment. The charge consisted of $1.1 million related to the write down of a building in France and $0.4 million related to the write down of land and a building in Japan. These impairments were recorded in asset impairments on the consolidated statement of operations.
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
Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $113.8 million, and $119.3 million as of December 28, 2008 and December 30, 2007, respectively.
The following table reflects the components of intangible assets as of December 28, 2008 and December 30, 2007:

		December 28, 2008		December 30, 2007
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
(dollar amounts in thousands)	(years)	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets:
Customer lists	20	$81,037	$31,184	$80,104	$26,535
Trade name	30	30,610	16,107	31,662	15,695
Patents, license agreements	5 to 14	60,986	40,277	62,716	38,076
Other	3 to 6	9,700	3,140	5,890	1,322

Total amortized finite-lived intangible assets		182,333	90,708	180,372	81,628

Indefinite-lived intangible assets:
Trade name		22,130	—	20,550	—

Total identifiable intangible assets		$204,463	$90,708	$200,922	$81,628

We recorded $12.5 million, $5.5 million, and $3.2 million of amortization expense for 2008, 2007, and 2006, respectively.
During our 2008 annual goodwill and indefinite-lived intangibles annual impairment test, we determine our indefinite-lived intangible trade mark intangible in our i-Labels segment was impaired. As a result we recorded an impairment charge of $0.4 million in the fourth quarter of 2008. This charge was recorded in asset impairments on the consolidated statement of operations.
As a result of changes in business circumstances related to the customer list intangible asset recognized in connection with the SIDEP/Asialco acquisition, we recorded an impairment charge of $2.6 million in the fourth quarter ended December 28, 2008. The impairment charge was recorded in asset impairments in the Intelligent Labels segment on the consolidated statement of operations.
Estimated amortization expense for each of the five succeeding years is anticipated to be:

(dollar amounts in thousands)

2009	$12,470
2010	$11,874
2011	$10,428
2012	$9,622
2013	$8,429

The changes in the carrying amount of goodwill are as follows:

	Shrink
	Management	Intelligent	Retail
(dollar amounts in thousands)	Solutions	Labels	Merchandising	Total

Balance as of December 31, 2006	$69,335	$47,774	$70,179	$187,288
Acquired during the year	63,584	6,446	—	70,030
Purchase accounting adjustments	—	(2,687)	—	(2,687)
Translation adjustment and other	7,025	4,781	8,164	19,970

Balance as of December 30, 2007	$139,944	$56,314	$78,343	$274,601
Acquired during the year	24,130	—	—	24,130
Purchase accounting adjustments	7,697	1,429	—	9,126
Impairment losses	—	(51,770)	(7,813)	(59,583)
Translation adjustment and other	(2,278)	(5,973)	(4,491)	(12,742)

Balance as of December 28, 2008	$169,493	$—	$66,039	$235,532

During fiscal 2008, 2007, and 2006 we made multiple acquisitions, which impacted goodwill and intangible assets. Please refer to Note 2 of these consolidated financial statements for more information on these acquisitions and their impact.
The Company has completed step one of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Intelligent Labels and Retail Merchandising segments was impaired. As a result, a $59.6 million estimated impairment charge was recorded as of December 28, 2008. The impairment charge was recorded in goodwill impairment on the consolidated statement of operations. This amount may change upon completion of step two of the impairment test. It is anticipated that the impairment testing will be complete by the first quarter of fiscal 2009 at which time an adjustment to the estimate will be recorded. The impairment charge is attributed to a combination of a decline in our market capitalization of the Company and a decline in the estimated forecasted discounted cash flows expected by the Company. Fair values exceeded their respective carrying values by more than 25% in the remaining reporting units for which no impairment charge was recorded.
The 2007 and 2006 annual assessments did not result in an impairment charge. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price, including a significant decline in our stock price during the third and fourth quarters of 2008 during which our stock price fluctuated from a high of $23.43 to a low of $9.01. These factors have contributed to the estimated impairment loss recorded in the fourth quarter ended December 28, 2008. There can be no certainty as to the duration of the current economic conditions and their potential impact on our stock price performance or future goodwill impairment.
We have not made any material changes in the methodology used in the assessment of whether or not goodwill is impaired during the past three fiscal years. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record additional impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods.

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT
Short-term borrowings and current portion of long-term debt at December 28, 2008 and at December 30, 2007 consisted of the following:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Lines of credit with interest rates ranging from 1.43% to 1.47% (1)	$7,707	$—
Asialco loans	3,645	3,418
Current portion of long-term debt	230	338

Total short-term borrowings and current portion of long-term debt	$11,582	$3,756

(1)	The weighted average interest rate for 2008 was 1.45%.
At December 28, 2008, our $8.8 million (¥800 million) Japanese local line of credit had an outstanding balance of $7.7 million (¥700 million) and availability of $1.1 million (¥100 million). The line of credit expires in March 2009.
In November 2007, we acquired SIDEP and the remaining interest in Asialco from its minority shareholders. As part of the acquisition, we acquired $3.4 million (RMB25 million) of outstanding debt of Asialco. The loans were paid down in April and May 2008 and were renewed for 12 month periods under the original terms of the loan agreement. As of December 28, 2008, the outstanding Asialco loan balance is $3.6 million (RMB25 million) and has an interest rate of 5.31%. The loans are collateralized by land and buildings with an aggregate carrying value of $6.0 million at December 28, 2008. The loans mature at various times through May 2009.
Note 7. LONG-TERM DEBT
Long-term debt at December 28, 2008 and December 30, 2007 consisted of the following:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$133,596	$91,496
Other capital leases with maturities through 2013	338	598

Total(1)	133,934	92,094
Less current portion	230	338

Total long-term portion	$133,704	$91,756

(1)	The weighted average interest rates for 2008 and 2007 were 3.0% and 4.9%, respectively.
On March 4, 2005, we entered into a new $150.0 million five-year senior unsecured multi-currency revolving credit agreement (“Credit Agreement”) with a syndicate of lenders.
Borrowings under the Credit Agreement bear interest rates of LIBOR plus an applicable margin ranging from 0.75% to 1.75% and/or prime plus 0.00% to 0.50%. The interest rate matrix is based on our leverage ratio of funded debt to EBITDA, as defined by the Credit Agreement. Under the Credit Agreement, we pay an unused line fee ranging from 0.18% to 0.30% per annum on the unused portion of the commitment. In connection with the 2005 refinancing, our aggregate fees and expenses were $0.7 million, which are being amortized over the term of the Credit Agreement. At December 28, 2008, we had $133.6 million outstanding under this facility. Our available line of credit under this agreement is $15.2 million. Our availability under this facility was reduced by letters of credit totaling $1.2 million. There are no restrictions on our ability to draw down on the available portion of our line of credit.
The senior unsecured credit facility increased by $42.1 million since December 30, 2007. The increase in borrowings was primarily used to finance our stock repurchase program and the OATSystems, Inc. acquisition.
In November 2007, we acquired the Alpha S3 business. As part of the funding for this acquisition, we borrowed $75.0 million under our unsecured multi-currency revolving credit facility. The borrowing was composed of $55.0 million under the U.S. portion of our revolver and $20.0 million (€13.9 million) under the German portion of this revolver.
The Credit Agreement contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of December 28, 2008, we were in compliance with all covenants.

The aggregate maturities on all long-term debt (including current portion) are:

		Capital	Total
(dollar amounts in thousands)	Debt	Leases	Debt

2009	$—	$230	$230
2010	133,596	68	133,664
2011	—	24	24
2012	—	13	13
2013	—	3	3
Thereafter	—	—	—

Total	$133,596	$338	$133,934

Note 8. STOCK-BASED COMPENSATION
At December 28, 2008, we had stock-based employee compensation plans as described below. For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the total compensation expense (included in selling general, and administrative expense) related to these plans was $7.1 million, $6.5 million, and $5.7 million ($4.9 million, $4.6 million, and $4.2 million, net of tax), respectively.
On December 27, 2007, there was a change of our President and CEO. As a result of this management transition and in accordance with the former CEO’s contract, we recorded a one-time charge of $1.4 million ($1.0 million, net of tax) related to stock compensation costs associated with the former CEO. This charge was recorded in the fourth quarter of 2007.
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
Stock Plans
On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available at that time under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. No further awards will be issued under the 1992 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three-year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. As of December 28, 2008, there were 1,573,746 shares available for grant under the 2004 plan.
Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of
December 28, 2008, there were no shares available for grant under the 1992 Plan.
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
During fiscal 2006, we expanded the scope of the LTIP. Under the expanded plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s cash flow. These units cliff vest at the end of fiscal 2008. During fiscal 2007, 34,996 units vested at a grant price of $28.89 per share in accordance with the former CEO’s retirement plan. At December 28, 2008, the Company did not achieve the cash flow targets required by the plan and as a result no remaining RSUs were earned under this plan. During fiscal 2008, $2.0 million of previously recognized compensation cost was reversed related to the 2006 LTIP.
The LTIP plan was further expanded during fiscal 2007. Under the 2007 LTIP plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s revenue and earnings per share. These units cliff vest at the end of fiscal 2009. As of December 30, 2007, 20,000 units vested at a grant price of $23.91 per share in accordance with the former CEO’s retirement plan. At December 28, 2008, we reversed $1.7 million of previously recognized compensation cost since it was determined that the Company will not achieve the revenue and earnings per share targets set for in the 2007 LTIP plan during fiscal 2009.
On December 4, 2007, RSUs were awarded to certain key employees of the Company’s Alpha Security Products Division as part of the LTIP plan. The number of shares for these units varies based on the Company’s Alpha product revenues. These units have the potential to vest 33% per year, over a three-year period ending at the end of fiscal 2010. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $21.84 per share. For fiscal year 2008, $0.2 million was charged to compensation expense. As of December 28, 2008, total unamortized compensation expense for this grant was $0.3 million. As of December 28, 2008, the maximum achievable RSUs outstanding under this plan are 53,200 units. These RSUs reduce the shares available to grant under the 2004 Plan.
Stock Options
Option activity under the principal option plans as of December 28, 2008 and changes during the year then ended were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 30, 2007	3,405,902	$17.45	6.21	$28,950
Granted	328,481	21.82
Exercised	(687,504)	12.42
Forfeited or expired	(166,553)	22.60

Outstanding at December 28, 2008	2,880,326	$18.85	6.42	$25,079

Vested and expected to vest at December 28, 2008	2,691,674	$18.60	6.24	$25,079

Exercisable at December 28, 2008	1,866,847	$16.60	5.13	$25,079

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 28, 2008,
December 30, 2007, and December 31, 2006, was $8.2 million, $3.1 million, and $5.8 million, respectively.
As of December 28, 2008, $5.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.

Prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 28, 2008 was $9.0 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $3.1 million and $1.7 million for the fiscal years ended December 28, 2008 and December 30, 2007. In adopting SFAS 123R, we have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.
Restricted Stock Units
In 2006, 2007, and 2008 we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.
Nonvested service-based restricted stock units as of December 28, 2008 and changes during the year ended December 28, 2008 were as follows:

		Weighted-
		Average Vest	Weighted-
		Date	Average Grant
	Shares	(in years)	Date Fair Value

Nonvested at December 30, 2007	376,386	1.48	$32.70
Granted	280,074	—	19.63
Vested	(85,483)	—	21.77
Forfeited	(17,992)	—	27.40

Nonvested at December 28, 2008	552,985	1.34	$36.45

Vested and expected to vest at December 28, 2008	456,684	1.13

Vested at December 28, 2008	8,400	—

The total fair value of restricted stock awards vested during 2008 was $1.9 million as compared to $0.8 million during 2007. As of December 28, 2008, there was $4.3 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments in 2008, 2007, and 2006, included payments for interest of $5.2 million, $2.1 million, and $2.0 million, and income taxes of $17.0 million, $18.7 million, and $13.6 million, respectively.
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
Business Acquisitions

	December 28,	December 30,	December 31,
(dollar amounts in thousands)	2008	2007	2006

Fair value of tangible assets acquired, less cash acquired	$12,492	$45,883	$10,755
Goodwill and identified intangible assets	44,246	155,239	5,733
Liabilities assumed	(17,109)	(31,600)	(9,135)
Borrowings to fund acquisition	—	(75,000)	—

Cash paid for acquisitions	$39,629	$94,522	$7,353

Note 10. STOCKHOLDERS’ EQUITY
In October 2006, our Board of Directors approved a share repurchase program that allowed for the purchase of up to 2 million shares of the Company’s common stock. During the first six months of 2008, the Company repurchased 2 million shares of its common stock at an average cost of $25.42, spending a total of $50.9 million. This completed the repurchase of shares under the Company’s repurchase authorization that was put in place during the fourth quarter of 2006. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
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
The components of accumulated other comprehensive income at December 28, 2008 and at December 30, 2007 are as follows:

(dollar amounts in thousands)	2008	2007

Actuarial losses on pension plans, net of tax	$(2,862)	$(2,883)
Unrealized gain adjustment on marketable securities, net of tax	—	16
Derivative hedge contracts, net of tax	880	—
Foreign currency translation adjustment	18,132	43,232

Total	$16,150	$40,365

Note 11. EARNINGS PER SHARE
For fiscal years 2008, 2007, and 2006, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

	December 28,	December 30,	December 31,
(Amounts in thousands, except per share data)	2008	2007	2006

Basic earnings available to common stockholders:
Net (loss) earnings available to common stockholders from continuing operations	$(29,805)	$58,409	$35,019

Diluted (loss) earnings available to common stockholders from continuing operations	$(29,805)	$58,409	$35,019

Shares:
Weighted average number of common shares outstanding	39,071	39,550	39,136
Shares issuable under deferred compensation agreements	337	311	240

Basic weighted average number of common shares Outstanding	39,408	39,861	39,376
Common shares assumed upon exercise of stock options and awards	—	853	839
Shares issuable under deferred compensation arrangements	—	10	18

Dilutive weighted average number of common shares outstanding	39,408	40,724	40,233

Basic (Loss) Earnings per Share:
(Loss) earnings from continuing operations	$(.76)	$1.46	$.89
Earnings from discontinued operations, net of tax	—	.01	.02

Basic (loss) earnings per share	$(.76)	$1.47	$.91

Diluted (Loss) Earnings per Share:
(Loss) earnings from continuing operations	$(.76)	$1.43	$.87
Earnings from discontinued operations, net of tax	—	.01	.02

Diluted (loss) earnings per share	$(.76)	$1.44	$.89

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.
The number of anti-dilutive common share equivalents for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 were as follows:

	December 28,	December 30,	December 31,
(share amounts in thousands)	2008	2007	2006

Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS (1):	2,151	524	541

(1)  Adjustments for stock options and awards of 518 shares and deferred compensation arrangements of 22 shares were anti-dilutive in fiscal 2008 and therefore excluded from the earnings per share calculation due to our net loss for the year.

Note 12. DISCONTINUED OPERATIONS
On January 30, 2006, the Company completed the sale of its global barcode businesses included in our Intelligent Labels segment, and the U.S. hand-held labeling and Turn-O-Matic® businesses included in the Shrink Management Solutions segment for cash proceeds of $37 million, plus the assumption of $5 million in liabilities. The Company recorded a pre-tax gain of $2.8 million ($1.3 million, net of tax), included in discontinued operations, net of tax in the consolidated statement of operations. During fiscal 2007, the post closing adjustments were finalized and an additional gain of $0.4 million, net of tax, was recorded in discontinued operations.
The Company’s discontinued operations reflect the operating results for the disposal group through the date of disposition. The results for the years ended December 30, 2007 and December 31, 2006 have been reclassified to show the results of operations for the barcode labeling systems and U.S. hand-held labeling and Turn-O-Matic® businesses as discontinued operations. Below is a summary of these results:

	December 30,	December 31,
(dollar amounts in thousands)	2007	2006

Net revenue	$—	$7,446
Gross profit	—	1,433
Selling, general, & administrative expenses	—	2,239

Operating (loss)	—	(806)
Gain on disposal	710	2,768

Earnings from discontinued operations before income taxes	710	1,962
Income taxes	351	1,059

Earnings from discontinued operations, net of tax	$359	$903

Note 13. INCOME TAXES
The domestic and foreign components of earnings from continuing operations before income taxes and minority interest are:

(dollar amounts in thousands)	2008	2007	2006

Domestic	$(16,448)	$4,730	$(778)
Foreign	(12,761)	65,846	42,753

Total	$(29,209)	$70,576	$41,975

Provision for income taxes — continuing operations:

(dollar amounts in thousands)	2008	2007	2006

Currently payable
Federal	$36	$(1,240)	$(760)
State	12	981	582
Puerto Rico	243	1,058	(58)
Foreign	11,826	18,255	7,645

Total currently payable	12,117	19,054	7,409
Deferred
Federal	(4,259)	(80)	1,315
State	902	(5,493)	—
Puerto Rico	12	(9)	(121)
Foreign	(8,053)	(1,298)	(1,616)

Total deferred	(11,398)	(6,880)	(422)

Total provision	$719	$12,174	$6,987

Deferred tax assets/liabilities at December 28, 2008 and December 30, 2007 consist of:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Inventory	$6,650	$7,963
Accounts receivable	2,158	3,305
Capitalized research and development costs	3,161	—
Net operating loss and foreign tax credit carryforwards	53,635	44,743
Restructuring	31	350
Deferred revenue	1,345	454
Pension	6,555	6,401
Warranty	2,171	1,529
Deferred compensation	1,712	2,194
Stock based compensation	3,885	2,647
Valuation allowance	(22,717)	(27,572)

Deferred tax assets	58,586	42,014

Depreciation	(28)	(724)
Intangibles	10,993	9,980
Other	(1,095)	2,658
Withholding tax liabilities	945	1,031

Deferred tax liabilities	10,815	12,945

Net deferred tax assets	$47,771	$29,069

At December 28, 2008, the net deferred tax asset related to net operating loss carryforwards is $22.6 million, detailed as follows:

Expiration	Federal	State	International	Total

2009 — 2015	$—	$3,172	$1,459	$4,631
2016 — 2022	—	2,127	35	2,162
2023 — 2029	7,160	2,125	—	9,285
Indefinite life	—	—	27,808	27,808

Deferred tax asset	7,160	7,424	29,302	43,886
Valuation allowance	—	(3,240)	(18,018)	(21,258)

Net deferred position	$7,160	$4,184	$11,284	$22,628

We have U.S. and U.K. foreign tax credit carryforwards of $9.7 million. The U.S. credits of $9.4 million have expiration dates ranging from 2012 to 2018. Realization is dependent on generating sufficient taxable income prior to expiration of the foreign tax credit and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred position will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
In June 2008, the Company purchased the stock of OATSystems, Inc. As of December 28, 2008, we have provided a net deferred tax asset of $8.4 million of which $7.7 million relates to a federal net operating loss carryforward. The federal net operating loss carryforward is subject to IRC § 382 limitation. We feel that it is more likely than not the federal net operating loss will be utilized in the carryforward period. In addition, OATSystems has a deferred tax asset of $1.4 million related to state net operating loss carryforwards on which a full valuation allowance has been provided. The purchase accounting for OATSystems will be completed in 2009.
The tax effect of net operating losses includes $4.2 million which was acquired in connection with the acquisition of ID Systems Group, Actron Group Limited, Meto AG and OATSystems, Inc.
At December 28, 2008, unremitted earnings of subsidiaries outside the United States totaling $78.3 million were deemed to be permanently reinvested. No deferred tax liability has been recognized with regards to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.
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

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(dollar amounts in thousands)	2008	2007	2006

Tax provision at the statutory Federal income tax rate	$(10,222)	$24,702	$14,692
Non-deductible goodwill	20,994	—	—
Non-deductible permanent items	1,258	(165)	260
State and local income taxes, net of Federal benefit	207	634	186
Benefit from extraterritorial income	—	—	(70)
Foreign losses for which no tax benefit recognized	3,122	1,348	801
Foreign rate differentials	(13,356)	(12,028)	(6,982)
Tax settlements	730	—	—
Potential tax contingencies	1,214	1,984	(1,528)
Change in valuation allowance	(3,574)	(4,527)	(453)
Stock based compensation	365	384	308
Other	(19)	(158)	(227)

Tax provision at the effective tax rate	$719	$12,174	$6,987

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Gross unrecognized tax benefits	$12,714	$10,197
Increases in tax positions for prior years	—	384
Decreases in tax positions for prior years	(966)	—
Increases in tax positions for current year	1,843	1,128
Settlements	(965)	—
Acquisition reserves	—	1,063
Lapse in statute of limitations	(106)	(58)

Gross unrecognized tax benefits	$12,520	$12,714

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of adoption, we recognized a charge of $1.7 million to the January 1, 2007, retained earnings opening balance. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.5 million at December 28, 2008. We have accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During fiscal year ending December 28, 2008, we accrued $0.8 million for interest and penalties. At December 28, 2008, we had accrued interest and penalties related to unrecognized tax benefits of $6.1 million.
We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $2.0 million to $3.6 million.
We are currently under audit in the following jurisdictions: United States 2005 – 2006, France 2005 – 2007, Germany 2002 – 2004, and the United Kingdom 2001 – 2005.
Note 14. EMPLOYEE BENEFIT PLANS
Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.2 million, $1.0 million, and $1.0 million, in 2008, 2007, and 2006, respectively.
Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.
During fiscal 2005, we initiated a 423(b) Employee Stock Purchase Plan, which was adopted by the shareholders at the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85 percent of the fair market value on the offering date or the exercise date of the offering period, whichever is lower. Our expense for this plan in fiscal 2008, 2007 and 2006 was $0.4 million, $0.2 million, and $0.2 million, respectively. As of December 28, 2008, there were 75,416 shares authorized and available to be issued. During fiscal year 2008, 51,315 shares were issued under this plan as compared to 52,352 shares in 2007 and 45,680 shares in 2006.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2008, 2007, and 2006 were approximately $0.3 million, $0.4 million, and $0.4 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.
The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $0.1 million for fiscal years 2008, 2007, and 2006.
Pension Plans
We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 10% of the total workforce at December 28, 2008. The benefits accrue according to the length of service, age, and remuneration of the employee.
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
The amounts recognized in accumulated other comprehensive income at December 28, 2008, and December 30, 2007, consist of:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Transition obligation	$473	$633
Prior service costs	23	26
Actuarial losses	5,441	5,456

Total	5,937	6,115
Deferred tax	(3,075)	(3,232)

Net	$2,862	$2,883

The amounts included in accumulated other comprehensive income at December 28, 2008 and expected to be recognized in net periodic pension cost during the years ended December 27, 2009 are as follows:

December 29,
(dollar amounts in thousands)	2009

Transition obligation	$130
Prior service costs	3
Actuarial gain	(10)

Total	$123

The Company does not expect to have any plan assets returned during the year ended December 27, 2009.
The Company expects to make contributions of $4.8 million during the year ended December 27, 2009.
The pension plans included the following net cost components:

(dollar amounts in thousands)	2008	2007	2006

Service cost	$1,088	$1,420	$1,350
Interest cost	4,623	4,094	3,505
Expected return on plan assets	(72)	(144)	(144)
Amortization of actuarial loss	(44)	477	569
Amortization of transition obligation	137	128	117
Amortization of prior service costs	2	2	2

Net periodic pension cost	5,734	5,977	5,399
Settlement (gain) loss	(37)	(462)	736
Special termination benefit recognized	—	—	226
Curtailment gain	—	—	(337)

Total pension expense	$5,697	$5,515	$6,024

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Change in benefit obligation
Net benefit obligation at beginning of year	$86,340	$89,566
Service cost	1,088	1,420
Interest cost	4,623	4,094
Actuarial (gain)	(60)	(10,082)
Gross benefits paid	(4,366)	(6,925)
Plan settlements	(37)	(91)
Divestment	—	(1,165)
Acquisition	—	118
Foreign currency exchange rate changes	(4,110)	9,405

Net benefit obligation at end of year	$83,478	$86,340

Change in plan assets
Fair value of plan assets at beginning of year	$1,454	$3,234
Actual return on assets	(196)	(613)
Employer contributions	4,734	5,534
Gross benefits paid	(4,366)	(6,925)
Foreign currency exchange rate changes	(76)	224

Fair value of plan assets at end of year	$1,550	$1,454

Reconciliation of funded status
Funded status at end of year	$(81,928)	$(84,886)

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$4,305	$4,337
Accrued pensions	77,623	80,549

Net amount recognized at end of year	$81,928	$84,886

Other comprehensive income attributable to change in additional minimum liability recognition	$—	$—
Accumulated benefit obligation at end of year	$79,165	$81,824

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Projected benefit obligation	$83,478	$86,340
Accumulated benefit obligation	$79,165	$81,824
Fair value of plan assets	$1,550	$1,454

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 28,	December 30,
	2008	2007

Weighted average assumptions for year-end benefit obligations:
Discount rate (1)	5.75%	5.50%
Expected rate of increase in future compensation levels	2.77%	2.50%
Weighted average assumptions for net periodic benefit cost development:
Discount rate (1)	5.50%	4.50%
Expected rate of return on plan assets	4.25%	3.80%
Expected rate of increase in future compensation levels	2.52%	2.50%
Measurement Date:	December 28, 2008	December 30, 2007

(1)	Represents the weighted average rate for all pension plans.
In developing the discount rate assumption, we considered the estimated plan durations of each of our plans and selected a rate of a corresponding length of time. The source of the discount rate was obtained by considering the yield curves available on AA rated corporate bonds in the Eurozone, specifically the iboxx AA 10+ index. This resulted in a discount rate of 5.75% and 5.50% for 2008 and 2007, respectively.
The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 4.25% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.
The benefits expected to be paid over the next five years and the five aggregated years after:

(dollar amounts in thousands)

2009	$4,357
2010	4,595
2011	4,825
2012	4,879
2013	5,257
2014 through 2017	$26,862

Note 15. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
The following table represents our financial assets and liabilities measured at fair value as of December 28, 2008 and the basis for that measurement:

	Total Fair Value	Quoted Prices in
	Measurement	Active Markets for	Significant Other	Significant
	December 28,	Identical Asset	Observable Inputs	Unobservable Inputs
(dollar amounts in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Foreign currency forward exchange contracts	$901	$—	$901	$—
Foreign currency revenue forecast contracts	48	—	48	—
Interest rate swap	916	—	916	—

Total liabilities	$1,865	$—	$1,865	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the years ended December 28, 2008 and December 30, 2007:

	December 28,	December 30,
(dollar amounts in thousands)	2008	2007

Beginning balance, net of tax	$—	$—
Changes in fair value gain, net of tax	1,508	—
Reclass to earnings, net of tax	(628)	—

Ending balance, net of tax	$880	$—

The following table represents the carrying amounts and fair values of our financial instruments not measured at fair value on a recurring basis at December 28, 2008 and December 30, 2007:

	December 28, 2008		December 30, 2007
	Carrying	Estimated	Carrying	Estimated
(dollar amounts in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt (including current maturities and excluding capital leases) (1)	$133,596	$133,596	$94,914	$94,914

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.
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
Financial Instruments and Risk Management
We manufacture products in the USA, the Caribbean, Europe, the U.K.,and the Asia Pacific region for both the local marketplace, and for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.
Our major market risk exposures are movements in foreign currency and interest rates. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third-party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. We enter into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Our policy is to manage interest rates through the use of interest rate caps or swaps. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of Fair Values. All listed items described are non-trading.
We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As we reduce our third party foreign currency borrowings, the effect of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries increases.
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of December 28, 2008, we had currency forward exchange contracts totaling approximately $9.7 million. The fair value of the forward exchange contracts was reflected as a $0.9 million liability and is included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2009 to September 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of December 28, 2008, the fair value of these cash flow hedges were reflected as a $48,000 liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $15.1 million (€10.7 million) and the unrealized gain recorded in other comprehensive income was $1.5 million (net of taxes of $29,000). During the year ended December 28, 2008, a $0.6 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized no gain or loss during the year ended December 28, 2008 for hedge ineffectiveness. As of December 28, 2008, deferred net gains or losses included in accumulated other comprehensive income that are expected to be reclassified as earnings during the next twelve months are approximately $1.5 million.
During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of December 28, 2008, the fair value of the interest rate swap agreement was reflected as a $0.9 million liability and is included in other long-term liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.6 million (net of taxes of $0.3 million). The Company recognized no gain or loss during the year ended December 28, 2008 for hedge ineffectiveness.

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
Aggregate foreign currency transaction gains (losses) in 2008, 2007, and 2006, were $(9.2) million, $0.3 million, and $(0.4) million, respectively, and are included in other gain, net on the consolidated statements of operations.
Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 28, 2008.
Note 16. PROVISION FOR RESTRUCTURING
Restructuring expense for the periods ended December 28, 2008, December 30, 2007, and December 31, 2006 were as follows:
(dollar amounts are in thousands)

	December 28,	December 30,	December 31,
Fiscal 2008	2008	2007	2006

Manufacturing Restructuring Plan
Severance and other employee-related charges	$699	$—	$—
Consulting fees	838	—	—
2005 Restructuring Plan
Severance and other employee-related charges	4,563	1,215	7,915
Acquisition integration costs	519	—	—
Pension curtailment	—	(420)	(339)
Pension termination benefit expense	—	—	226
Lease termination costs	—	2,051	—
2003 Restructuring Plan
Severance and other employee-related charges	(253)	(145)	(409)
Lease termination costs	76	—	(386)

Total	$6,442	$2,701	$7,007

Restructuring accrual activity for the periods ended December 28, 2008, and December 30, 2007, were as follows:
(dollar amounts are in thousands)

			Charge
	Accrual at	Charged	Reversed		Exchange
	Beginning	to	to	Cash	Rate	Accrual at
Fiscal 2008	of Year	Earnings	Earnings	Payments	Changes	12/28/08

Manufacturing Restructuring Plan
Severance and other employee-related charges	$—	$701	$(2)	$(37)	$(10)	$652
2005 Restructuring Plan
Severance and other employee-related charges	3,015	5,362	(799)	(4,141)	(135)	3,302
Acquisition restructuring costs	1,209	—	—	(612)	(29)	568

Total	$4,224	$6,063	$(801)	$(4,790)	$(174)	$4,522

				Charge
	Accrual at		Charged	Reversed		Exchange
	Beginning	Acquisition	to	to	Cash	Rate	Accrual at
Fiscal 2007	of Year	Restructuring	Earnings	Earnings	Payments	Changes	12/30/07

2005 Restructuring Plan
Severance and other employee-related charges	$6,786	$—	$2,096	$(881)	$(5,287)	$301	$3,015
Acquisition restructuring costs (1)	—	1,125	—	—	—	84	1,209

Total	$6,786	$1,125	$2,096	$(881)	$(5,287)	$385	$4,224

(1)	During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007.

Manufacturing Restructuring Plan
In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in our EAS hardware and labels businesses.
For the year ended December 28, 2008, a net charge of $1.5 million was recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of $0.7 million of severance accruals and $0.8 million of consulting fees.
The total number of employees affected by the Manufacturing Restructuring Plan were 18, of which 3 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2010. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.5 million has been incurred and $0.9 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
2005 Restructuring Plan
In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter 2006, we continued to review the results of the overall initiatives and added an additional reduction focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%.
For the year ended December 28, 2008, a net charge of $5.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of $4.6 million of severance accruals and $0.5 million related to SIDEP acquisition integration costs.
A net charge of $2.8 million was recorded in 2007 in connection with the 2005 Restructuring Plan. The charge was composed of $1.2 million of severance accruals and $2.0 million of lease termination and related costs, partially offset by $0.4 million related to settlements on pension liabilities resulting from employees who left due to the restructuring plan.
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
The total number of employees affected by the 2005 Restructuring Plan were 858, of which 853 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $30 million to $31 million, of which $30 million has been incurred and $27 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
2003 Restructuring Plan
During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.
During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 Restructuring Plan.
During 2006, we reversed $0.8 million related to the 2003 Restructuring Plan. This was composed of $0.4 million related to the release of our lease reserve to income as we have obtained a sublease for the property previously reserved and a $0.4 million severance reversal.

Note 17. COMMITMENTS AND CONTINGENCIES
We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $15.1 million, $26.7 million, and $14.7 million, in 2008, 2007, and 2006, respectively.
Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 28, 2008 are:

	Capital	Operating
(dollar amounts in thousands)	Leases	Leases	Total

2009	$258	$14,613	$14,871
2010	72	10,602	10,674
2011	26	6,686	6,712
2012	13	4,944	4,957
2013	3	2,777	2,780
Thereafter	—	3,101	3,101

Total minimum lease payments	372	$42,723	$43,095
Less: amounts representing interest	34

Present value of minimum lease payments	$338

Contingencies
We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.
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
Matter related to All-Tag Security S.A., et al
The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that the Company’s Patent was invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009 the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. The Company recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. The Company intends to appeal any award of legal fees.
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

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Historically, we have reported our results of operations into three segments: Security, Labeling Services, and Retail Merchandising. During the fourth quarter of 2007, we began reporting our segments into three new segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. Fiscal 2006 has been conformed to reflect the segment change.
Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:
i	Shrink Management Solutions — includes electronic article surveillance (EAS) systems, closed-circuit television (CCTV) systems, and fire and intrusion systems.

ii	Intelligent Labels — includes electronic article surveillance labels, Check-Net® (service bureau), intelligent library systems, and radio frequency identification (RFID) tags and labels.
iii	Retail Merchandising — includes hand-held labeling systems (HLS) and retail display systems (RDS).
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The business segment information set forth below is that viewed by the chief operating decision maker:
(A)	Business Segments

(dollar amounts in thousands)	2008	2007		2006

Business segment net revenue:
Shrink Management Solutions	$565,067	$478,526		$383,932
Intelligent Labels	257,635	259,282		219,389
Retail Merchandising	94,380	96,348		84,454

Total	$917,082	$834,156		$687,775

Business segment gross profit:
Shrink Management Solutions	$230,453	$190,379		$149,505
Intelligent Labels	100,983	109,487		100,654
Retail Merchandising	46,663	46,106		41,532

Total gross profit	378,099	345,972		291,691
Operating expenses	395,276 (1)	279,154	(2)	253,608	(3)
Interest (expense) income, net	(3,108)	3,096		2,751
Other (loss) gain, net	(8,924)	662		1,141

(Loss) earnings from continuing operations before income taxes and minority interest	$(29,209)	$70,576		$41,975

Business segment total assets:
Shrink Management Solutions	$495,187	$548,071
Intelligent Labels	421,239	334,865
Retail Merchandising	69,290	148,108

Total	$985,716	$1,031,044

(1)	Includes a $59.6 million goodwill impairment charge, $6.4 million restructuring charge, a $6.2 million litigation settlement charge, a $3.0 million intangible asset impairment charge, a $1.5 million fixed asset impairment charge, and a $1.0 million gain from the sale of our Czech subsidiary.

(2)	Includes a $2.7 million restructuring charge, a $4.4 million charge related to our CEO transition, and a $2.6 million gain from the sale of our Austria subsidiary.

(3)	Includes a $7.0 million restructuring charge, a $2.3 million litigation settlement charge, and a $2.0 million gain from the settlement of a capital lease.
(B)	Geographic Information
Operating results are prepared on a “country of domicile” basis, meaning that net revenues and gross profit are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the U.S. to an unaffiliated customer in South America is reported as a sale in the U.S. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. Gross profit for the individual area includes the profitability on a transfer price basis, generated by sales of our products imported from other geographic areas. International Americas is defined as all countries in North and South America, excluding the United States Puerto Rico, and Dominican Republic.
The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2008, 2007, and 2006:

	United States,
	Puerto Rico, &		International	Asia
(dollar amounts in thousands)	Dominican Republic	Europe	Americas	Pacific	Total

2008
Net revenues from unaffiliated customers	$319,929	$438,011	$35,433	$123,709	$917,082
Gross profit	143,795	168,013	14,529	51,762	378,099
Long-lived assets	$196,241	$192,627	$3,286	$45,908	$438,062

2007
Net revenues from unaffiliated customers	$275,212	$412,416	$37,125	$109,403	$834,156
Gross profit	122,630	161,457	12,462	49,423	345,972
Long-lived assets	$158,127	$262,377	$7,021	$58,966	$486,491

2006
Net revenues from unaffiliated customers	$237,108	$340,171	$31,048	$79,448	$687,775
Gross profit	$102,987	$136,534	$12,269	$39,901	$291,691

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

Note 21. QUARTERLY INFORMATION (UNAUDITED)
QUARTERS (unaudited)

(dollar amounts in thousands, except per share data)	First		Second		Third		Fourth		Year

2008
Net revenues	$209,620		$236,200		$233,995		$237,267		$917,082
Gross profit	86,479		97,941		97,631		96,048		378,099
Earnings (loss) from continuing operations	4,798	(1)	14,356	(2)	12,776	(3)	(61,735)	(4) (5)	(29,805)
Net earnings	4,798	(1)	14,356	(2)	12,776	(3)	(61,735)	(4) (5)	(29,805)
Earnings (loss) per share from continuing operations:
Basic	$.12		$.36		$.33		$(1.58)		$(.76)
Diluted	$.12		$.36		$.33		$(1.58)		$(.76)
Net earnings (loss) per share:
Basic	$.12		$.36		$.32		$(1.58)		$(.76)
Diluted	$.12		$.36		$.32		$(1.58)		$(.76)

	First		Second		Third		Fourth		Year

2007
Net revenues	$171,202		$195,702		$204,589		$262,663		$834,156
Gross profit	70,279		82,995		85,648		107,050		345,972
Earnings from continuing operations	4,966	(6)	14,574	(7)	14,347		24,522	(8) (9)	58,409
Net earnings	4,966	(6)	15,097	(7)	14,338		24,367	(8) (9)	58,768
Earnings per share from continuing operations:
Basic	$.13		$.37		$.36		$.61		$1.46
Diluted	$.12		$.36		$.35		$.60		$1.43
Net earnings per share:
Basic	$.13		$.38		$.36		$.61		$1.47
Diluted	$.12		$.37		$.35		$.59		$1.44

(1)	Includes a $0.7 million restructuring charge (net of tax) and a $0.8 deferred compensation adjustment (net of tax) from prior periods (see Note 1 “ Out of Period Adjustments” for additional information).

(2)	Includes a $2.1 million restructuring charge (net of tax) and a $4.8 million valuation allowance adjustment.

(3)	Includes a $0.5 million restructuring charge (net of tax), $0.3 million litigation settlement expense (net of tax), and a $1.0 million gain from the sale of the Czech Republic subsidiary (net of tax).

(4)	Includes a $58.5 million goodwill impairment charge (net of tax), a $3.5 million litigation settlement charge (net of tax), a $2.2 million intangible asset impairment charge (net of tax), a $1.6 million restructuring charge (net of tax), and a $0.8 million fixed asset impairment charge (net of tax).

(5)	Includes a $0.8 million out of period adjustment related to the accounting for a building impairment in France (see Note 1 “ Out of Period Adjustments” for additional information).

(6)	Includes a $0.3 million restructuring charge (net of tax).

(7)	Includes a $0.2 million restructuring charge (net of tax).

(8)	Includes a $2.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), and a $2.5 million gain from the sale of our Austrian subsidiary (net of tax).

(9)	Includes a $2.1 million out of period adjustment related to income taxes (see Note 1 “ Out of Period Adjustments” for additional information).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no changes or disagreements to report under this item.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 28, 2008.
Management’s Annual Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2008.
The scope of management’s assessment of internal control over financial reporting as of December 28, 2008 excluded OATSystems because it was acquired in a purchase business combination in June 2008. OATSystems represented 3.9% of total assets at December 28, 2008, and generated 0.3% of total revenue during fiscal year 2008.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 3, 2009, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
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
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 3, 2009, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.
Note that the sections of our Definitive Proxy Statement entitled “Compensation and Stock Option Committee Report on Executive Compensation” pursuant to Regulation S-K Item 402 (a)(9) are not deemed “soliciting material” or “filed” as part of this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 3, 2009, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 3, 2009, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 3, 2009, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:
1.	The following consolidated financial statements of Checkpoint Systems, Inc. were included in Item 8
	Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007	47
	Consolidated Statements of Operations for each of the years in the three-year period ended December 28, 2008	48
	Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 28, 2008	49
	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 28, 2008	50
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 28, 2008	51
	Notes to Consolidated Financial Statements	52-83

2.	The following consolidated financial statements schedules of Checkpoint Systems, Inc. is included Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on February 26, 2009.

CHECKPOINT SYSTEMS, INC.
/s/ Robert P. van der Merwe
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert P. van der Merwe	Chairman of the Board of Directors, President and Chief Executive Officer	February 26, 2009

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	February 26, 2009

/s/ William S. Antle, III	Director	February 26, 2009

/s/ George Babich, Jr.	Director	February 26, 2009

/s/ Harald Einsmann	Director	February 26, 2009

/s/ R. Keith Elliott	Director	February 26, 2009

/s/ Alan R. Hirsig	Director	February 26, 2009

/s/ George W. Off	Director	February 26, 2009

/s/ Jack W. Partridge	Director	February 26, 2009

/s/ Sally Pearson	Director	February 26, 2009

/s/ Robert N. Wildrick	Director	February 26, 2009

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.
Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference Item 5.03, Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Item 5.03, Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
Exhibit 4.1	Rights Agreement by and between Registrant and American Stock and Transfer and Trust Company dated as of March 10, 1997, is hereby incorporated by reference to Item 14(a), Exhibit 4.1 of the Registrant’s 1996 Form 10-K filed with the SEC on March 17, 1997.
Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of March 2, 2007 is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2007.
Exhibit 10.1*	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.
Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item(a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.
Exhibit 10.3	Credit Agreement dated March 4, 2005, by and among Registrant, Wachovia Bank N.A., as Administrative Agent, and the lenders named therein, is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on March 9, 2005.
Exhibit 10.4*	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004.
Exhibit 10.5*	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004.
Exhibit 10.6*	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004.
Exhibit 10.7*	2004 Omnibus Incentive Compensation Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.
Exhibit 10.8*	423 Employee Stock Purchase Plan as Appendix A to the Company’s Definitive Proxy Statement, filed with the SEC on March 29, 2004, is incorporated by reference.
Exhibit 10.9*	Employment Agreement by and between Robert P. van der Merwe and Checkpoint Systems, Inc. dated December 27, 2007 is incorporated by reference to Registrant’s Form 10-K for 2007 filed with the SEC on February 28, 2008.
Exhibit 12	Ratio of Earnings to Fixed Charges.
Exhibit 21	Subsidiaries of Registrant.
Exhibit 23	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)
Allowance For Doubtful Accounts

	Balance at	Additions	Charged to	Deductions
	Beginning	Through	Costs and	(Write-Offs and	Balance at
Year	of Year	Acquisition	Expenses	Recoveries, net)	End of Year

2008	$15,839	$27	$5,783	$(3,235)	$18,414

2007	$12,417	$2,244	$2,330	$(1,152)	$15,839

2006	$11,823	$—	$2,442	$(1,848)	$12,417

Deferred Tax Valuation Allowance

					Release of
			Allowance	Release of	Allowance on
	Balance at	Additions	Recorded on	Allowance on	Losses
	Beginning	Through	Current Year	Current Year	Expired or	Balance at
Year	of Year	Acquisition	Losses	Utilization	Revalued	End of Year

2008	$27,572	$1,449	$3,122	$(697)	$(8,729)	$22,717

2007	$34,510	$—	$1,563	$854	$(9,355)	$27,572

2006	$26,477	$—	$801	$(151)	$7,383	$34,510