Form 10-Q
period 2009-03-29
CHECKPOINT SYSTEMS INC
filed 2009-05-07
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 30, 2009, there were 38,871,617 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Equity	5
Consolidated Statements of Comprehensive (Loss) Income	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-23

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3. Quantitative and Qualitative Disclosure about Market Risk	33-34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	35

SIGNATURES	36

INDEX TO EXHIBITS	37
Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, President and Chief Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350
EX-31.1
EX-31.2
EX-32.1

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	December 28,
(amounts in thousands)	2009	2008*

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,917	$132,222
Accounts receivable, net of allowance of $16,415 and $18,414	151,356	196,664
Inventories	100,282	102,122
Other current assets	37,367	41,224
Deferred income taxes	21,530	22,078

Total Current Assets	453,452	494,310

REVENUE EQUIPMENT ON OPERATING LEASE, net	1,819	2,040
PROPERTY, PLANT, AND EQUIPMENT, net	83,367	86,735
GOODWILL	227,196	235,532
OTHER INTANGIBLES, net	109,171	113,755
DEFERRED INCOME TAXES	34,938	36,182
OTHER ASSETS	18,153	17,162

TOTAL ASSETS	$928,096	$985,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$34,019	$11,582
Accounts payable	46,757	63,872
Accrued compensation and related taxes	32,592	32,056
Other accrued expenses	43,635	54,123
Income taxes	7,788	8,066
Unearned revenues	12,596	11,005
Restructuring reserve	2,584	4,522
Accrued pensions — current	4,077	4,305
Other current liabilities	18,043	22,027

Total Current Liabilities	202,091	211,558

LONG-TERM DEBT, LESS CURRENT MATURITIES	109,277	133,704
ACCRUED PENSIONS	73,853	77,623
OTHER LONG-TERM LIABILITIES	45,142	47,928
DEFERRED INCOME TAXES	9,041	9,665
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 500,000 shares, none issued	—	—
Common stock, par value $.10 per share, authorized 100,000,000 shares, issued 42,896,601 and 42,747,808	4,289	4,274
Additional capital	383,561	381,498
Retained earnings	171,906	173,912
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(267)	16,150

Total Checkpoint Systems, Inc. Stockholders’ Equity	487,969	504,314
NONCONTROLLING INTERESTS	723	924

TOTAL EQUITY	488,692	505,238

TOTAL LIABILITIES AND EQUITY	$928,096	$985,716

*	Taken from the Company’s audited consolidated financial statements at December 28, 2008. See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	March 29,	March 30,
Quarter ended	2009	2008

Net revenues	$158,950	$209,620
Cost of revenues	92,420	123,141

Gross profit	66,530	86,479
Selling, general, and administrative expenses	61,917	73,887
Research and development	5,184	5,231
Restructuring expense	487	979
Litigation settlement	1,300	—

Operating (loss) income	(2,358)	6,382
Interest income	505	641
Interest expense	1,282	1,294
Other gain (loss), net	498	(1,164)

(Loss) earnings before income taxes	(2,637)	4,565
Income taxes	(412)	(109)

Net (loss) earnings	(2,225)	4,674
Less: Earnings attributable to noncontrolling interests	(219)	(124)

Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(2,006)	$4,798

Net (loss) earnings attributable to Checkpoint Systems, Inc. per Common Shares:
Basic (loss) earnings per share	$(.05)	$.12

Diluted (loss) earnings per share	$(.05)	$.12

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(amounts in thousands)

	Checkpoint Systems, Inc. Stockholders
							Accumulated
							Other
	Common Stock		Additional	Retained	Treasury Stock		Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Interests	Equity

Balance, December 30, 2007	41,837	$4,183	$360,684	$203,717	2,036	$(20,621)	$40,365	$977	$589,305
Net (loss)				(29,805)				(123)	(29,928)
Exercise of stock-based compensation	911	91	8,914						9,005
Tax benefit on stock-based compensation			2,121						2,121
Stock-based compensation expense			7,096						7,096
Deferred compensation plan			2,683						2,683
Repurchase of common stock					2,000	(50,899)			(50,899)
Amortization of pension plan actuarial losses, net of tax							72		72
Change in realized and unrealized gains on derivative hedges, net of tax							880		880
Unrealized gain adjustment on marketable securities, net of tax							(16)		(16)
Recognized loss on pension, net of tax							(169)		(169)
Foreign currency translation adjustment							(24,982)	70	(24,912)

Balance, December 28, 2008	42,748	$4,274	$381,498	$173,912	4,036	$(71,520)	$16,150	$924	$505,238
Net (loss)				(2,006)				(219)	(2,225)
Exercise of stock-based compensation	149	15	455						470
Tax benefit on stock-based compensation			(342)						(342)
Stock-based compensation expense			1,846						1,846
Deferred compensation plan			104						104
Amortization of pension plan actuarial losses, net of tax							29		29
Change in realized and unrealized gains on derivative hedges, net of tax							(419)		(419)
Foreign currency translation adjustment							(16,027)	18	(16,009)

Balance, March 29, 2009	42,897	$4,289	$383,561	$171,906	4,036	$(71,520)	$(267)	$723	$488,692

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Net (loss) earnings	$(2,225)	$4,674
Amortization of pension plan actuarial losses, net of tax	29	24
Change in realized and unrealized gains on derivative hedges, net of tax	(419)	(297)
Unrealized gain adjustment on marketable securities, net of tax	—	(13)
Foreign currency translation adjustment	(16,027)	25,840

Comprehensive (loss) income	(18,642)	30,228
Comprehensive (loss) attributable to noncontrolling interests	(201)	(64)

Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$(18,843)	$30,164

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(2,225)	$4,674
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,341	7,441
Deferred taxes	65	(1,296)
Provision for losses on accounts receivable	(536)	2,483
Stock-based compensation	1,846	2,238
Excess tax benefit on stock compensation	—	(1,626)
Loss (gain) on disposal of fixed assets	22	(43)
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	38,908	21,758
Inventories	(2,445)	(14,943)
Other current assets	1,803	6,549
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(15,265)	(17,960)
Income taxes	291	(1,370)
Unearned revenues	2,404	(1,361)
Restructuring reserve	(1,438)	(273)
Other current and accrued liabilities	(7,050)	(12,473)

Net cash provided by (used in) operating activities	23,721	(6,202)

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(2,897)	(3,823)
Acquisitions of businesses, net of cash acquired	(6,825)	(7,539)
Other investing activities	20	36

Net cash used in investing activities	(9,702)	(11,326)

Cash flows from financing activities:
Proceeds from stock issuances	470	5,920
Excess tax benefit on stock-based compensation	—	1,626
Payment of short-term debt	—	(1,409)
Payment of long-term debt	(74)	(26,299)
Proceeds from long-term debt	65	21,085
Purchase of treasury stock	—	(17,272)

Net cash provided by (used in) financing activities	461	(16,349)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,785)	6,484

Net increase (decrease) in cash and cash equivalents	10,695	(27,393)
Cash and cash equivalents:
Beginning of period	132,222	118,271

End of period	$142,917	$90,878

See accompanying notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF ACCOUNTING
The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for the most recent disclosure of the Company’s accounting policies.
The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 29, 2009 and December 28, 2008 and its results of operations and changes in cash flows for the thirteen-week periods ended March 29, 2009 and March 30, 2008.
Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and our change in segment reporting to conform to our current management structure, respectively.
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
Stock Repurchase Program
During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. During the first quarter of 2008, we repurchased $0.7 million shares of our common stock at an average cost of $25.63, spending a total of $17.3 million. Prior to 2008, no shares were repurchased under this plan. As of March 29, 2009, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.
Noncontrolling Interests
On December 29, 2008, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This standard amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of SFAS 160 require retrospective application to all prior periods presented.
On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. The remaining shares held by Mitsubishi represent 15% of the adjusted outstanding shares of Checkpoint Japan. In accordance with SFAS 160, we classified noncontrolling interests as equity on our consolidated balance sheets as of March 29, 2009 and December 28, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the quarters ended March 29, 2009 and March 30, 2008. No changes in the ownership interests of Checkpoint Japan occurred during the quarter ended March 29, 2009.

Warranty Reserves
We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve:
(amounts in thousands)

March 29,
Quarter ended	2009

Balance at beginning of year	$8,403
Accruals for warranties issued	1,941
Settlements made	(2,095)
Foreign currency translation adjustment	(246)

Balance at end of period	$8,003

Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS 141R is effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of March 29, 2009, such deferred tax valuation allowances amounted to $4.2 million.
In February 2009, the FASB issued FASB Staff Position (FSP) FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141R. The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective December 29, 2008 did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on December 29, 2008. As of March 29, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated presentation and disclosure requirements as outlined in SFAS 160 in the first fiscal quarter of 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on December 29, 2008. See Note 10 for our disclosures required under SFAS 161.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP FAS 142-3 on December 29, 2008. We do not expect FSP FAS 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.
In June 2008, the FASB issued Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in EITF 03-6-1. We adopted this pronouncement effective December 29, 2008 and the adoption of EITF 03-6-1 did not have an impact on our calculation of earnings per share.
In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 was effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by us on December 29, 2008. The adoption of EITF 08-6 did not have a material impact on our consolidated results of operations and financial condition.
In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements”. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.
In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 08-8 on December 29, 2008. The adoption of EITF 08-8 did not have an impact on our consolidated results of operations and financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no additional disclosure requirements.
New Accounting Pronouncements and Other Standards
In December 2008, the FASB issued FASB Staff Position (FSP) No.132R-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about the fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The FSP is effective for our second quarter 2009 interim reporting period and the relevant disclosures will be included at such time.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated results of operations and financial condition.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Adoption of this accounting pronouncement will not have a material impact on our consolidated results of operations and financial condition.
Note 2. STOCK-BASED COMPENSATION
Stock-based compensation cost recognized in operating results (included in selling, general and administrative expenses) under SFAS No. 123R for the three months ended March 29, 2009, and March 30, 2008, was $1.8 million and $2.2 million ($1.3 million and $1.4 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units equaled $0.2 million and $1.9 million for the three months ended March 29, 2009, and March 30, 2008, respectively.
Stock Options
Option activity under the principal option plans as of March 29, 2009 and changes during the three months ended March 29, 2009 were as follows:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)

Outstanding at December 28, 2008	2,880,326	$18.85	6.42	$25
Granted	209,388	8.31
Exercised	—	—
Forfeited or expired	(17,623)	22.19

Outstanding at March 29, 2009	3,072,091	$18.12	6.32	$242

Vested and expected to vest at March 29, 2009	2,805,177	$18.10	6.06	$156

Exercisable at March 29, 2009	1,996,696	$17.21	4.90	$4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2009. This amount changes based on the fair market value of the Company’s stock. No options were exercised during the three months ended March 29, 2009. Total intrinsic value of options exercised for the three months ended March 30, 2008, was $6.3 million.
As of March 29, 2009, $4.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.
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
The following assumptions and weighted average fair values were as follows:

	March 29,	March 30,
Three months ended	2009	2008

Weighted average fair value of grants	$3.29	$8.73
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	44.23%	38.25%
Expected life (in years)	4.83	4.89
Risk-free interest rate	1.637%	2.469%

Restricted Stock Units
Nonvested service based restricted stock units as of March 29, 2009 and changes during the three months ended March 29, 2009 were as follows:

		Weighted-
		Average Vest	Weighted-
	Number of	Date	Average Grant
	Shares	(in years)	Date Fair Value

Nonvested at December 28, 2008	552,985	1.34	$36.45
Granted	136,126		$8.06
Vested	(74,931)		$9.41
Forfeited	(9,958)		$24.32

Nonvested at March 29, 2009	604,222	1.70	$36.75

Vested and expected to vest at March 29, 2009	476,974	1.60

Vested at March 29, 2009	166,250	—

The total fair value of restricted stock awards vested during the first three months of 2009 and 2008 was $0.7 million and $0.8 million, respectively. As of March 29, 2009, there was $3.5 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Note 3. INVENTORIES
Inventories consist of the following:

	March 29,	December 28,
(amounts in thousands)	2009	2008

Raw materials	$14,821	$16,287
Work-in-process	4,902	6,100
Finished goods	80,559	79,735

Total	$100,282	$102,122

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS
We had intangible assets with a net book value of $109.2 million and $113.8 million as of March 29, 2009 and December 28, 2008, respectively.
The following table reflects the components of intangible assets as of March 29, 2009 and December 28, 2008:
(amounts in thousands)

		March 29, 2009		December 28, 2008
	Amortizable		Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(years)	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets:
Customer lists	20	$79,211	$31,294	$81,037	$31,184
Trade name	30	29,718	15,533	30,610	16,107
Patents, license agreements	5 to 14	59,236	39,931	60,986	40,277
Other	3 to 6	9,652	3,419	9,700	3,140

Total amortized finite-lived intangible assets		177,817	90,177	182,333	90,708

Indefinite-lived intangible assets:
Trade name		21,531	—	22,130	—

Total identifiable intangible assets		$199,348	$90,177	$204,463	$90,708

We recorded $3.1 million of amortization expense during the first three months of fiscal 2009 and $2.9 million of amortization expense during the first three months of fiscal 2008.
Estimated amortization expense for each of the five succeeding years is anticipated to be:
(amounts in thousands)

2009	$12,092
2010	$11,536
2011	$10,144
2012	$9,365
2013	$8,233

The changes in the carrying amount of goodwill for the quarter ended March 29, 2009, are as follows:
(amounts in thousands)

	Shrink	Apparel	Retail
	Management	Labeling	Merchandising
	Solutions	Solutions	Solutions	Total

Balance as of December 28, 2008	$169,493	$—	$66,039	$235,532
Purchase accounting adjustment	(322)	—	—	(322)
Translation adjustments	(4,572)	—	(3,442)	(8,014)

Balance as of March 29, 2009	$164,599	$—	$62,597	$227,196

For the year ended December 28, 2008, the Company completed step one of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Apparel Labeling Solutions and Retail Merchandising Solutions segments was impaired. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2008 financial statements. Therefore, the Company recognized a charge of $59.6 million as a reasonable estimate of the impairment loss in its fiscal 2008 financial statements. The impairment charge was recorded in goodwill impairment on the consolidated statement of operations. The impairment charge was attributed to a combination of a decline in our market capitalization of the Company and a decline in the estimated forecasted discounted cash flows expected by the Company.
During the first quarter of fiscal 2009, the Company completed the second step of its fiscal 2008 annual analysis and test for impairment of goodwill as required under SFAS 142 and it was determined that no further adjustment to the estimated impairment recorded at December 28, 2008 was needed.

Pursuant to SFAS 142 “Goodwill and Other Intangible Assets”, we perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future assessments could result in impairment charges, which would be accounted for as an operating expense.
Note 5. DEBT
As of March 29, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million), consisting of two loans maturing in April and May of 2009. The loans are included in short-term borrowings in the accompanying consolidated balance sheets. The loans are collateralized by land and buildings with an aggregate carrying value of $5.9 million as of March 29, 2009.
As of March 29, 2009, our existing Japanese local line of credit equaled $8.2 million (¥800 million) and had an outstanding balance of $7.2 million (¥700 million) and availability of $1.0 million (¥100 million). The line of credit expires in August 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.
Long-term debt at March 29, 2009 and December 28, 2008 consisted of the following:
(amounts in thousands)

	March 29,	December 28,
	2009	2008

Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	$132,179	$133,596
Other capital leases with maturities through 2014	313	338

Total	132,492	133,934
Less current portion	23,215	230

Total long-term portion	$109,277	$133,704

The Senior Unsecured Credit Facility contains certain covenants, as defined in the Credit Agreement, that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of March 29, 2009, we were in compliance with all covenants.
The Senior Unsecured Credit Facility matures in March 2010 but was replaced by a new $125.0 million secured multi-currency revolving credit facility (“Secured Credit Facility”) in April 2009. $109.2 million of the Senior Unsecured Credit Facility was classified as long-term debt at March 29, 2009 as the Company has demonstrated the intent and ability to refinance the Senior Unsecured Credit Facility on a long-term basis by entering into the Secured Credit Facility. The remaining $23.0 million of the loans is classified as short-term debt in the March 29, 2009 balance sheet, as this portion of the Senior Unsecured Credit Facility was paid down prior to entering into the Secured Credit Facility. See Note 14 “Subsequent Events”.

Note 6. PER SHARE DATA
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock:
(amounts in thousands, except per share data)

	March 29,	March 30,
Quarter ended	2009	2008

Basic (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$(2,006)	$4,798

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$(2,006)	$4,798

Shares:
Weighted-average number of common shares outstanding	38,790	39,785
Shares issuable under deferred compensation agreements	359	349

Basic weighted-average number of common shares outstanding	39,149	40,134
Common shares assumed upon exercise of stock options and awards	—	809
Shares issuable under deferred compensation arrangements	—	6

Dilutive weighted-average number of common shares outstanding	39,149	40,949

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(.05)	$.12

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(.05)	$.12

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.
The number of anti-dilutive common share equivalents for the thirteen-week periods ended March 29, 2009 and March 30, 2008 were as follows:
(share amounts in thousands)

	March 29,	March 30,
	2009	2008

Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS (1):	3,360	1,099

(1)	Adjustments for stock options and awards of 70 shares and deferred compensation arrangements of 8 shares were anti-dilutive in the first three months of 2009 and therefore excluded from the earnings per share calculation due to our net loss for the quarter.
Note 7. SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest and income taxes for the thirteen-week periods ended March 29, 2009 and March 30, 2008 were as follows:
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Interest	$1,312	$1,218
Income tax payments	$155	$3,917

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million was recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition. The payment of $6.8 million was made during the first quarter of 2009, and is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows.
Note 8. PROVISION FOR RESTRUCTURING
Restructuring expense for the thirteen-week periods ended March 29, 2009 and March 30, 2008 was as follows:
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008
Manufacturing Restructuring Plan
Severance and other employee-related charges	$(57)	$—
2005 Restructuring Plan
Severance and other employee-related charges	544	907
Lease termination costs	—	72

Total	$487	$979

Restructuring accrual activity for the period ended March 29, 2009 was as follows:
(amounts in thousands)

			Charge
	Accrual at	Charged	Reversed			Exchange
	Beginning	to	to	Cash		Rate	Accrual at
Fiscal 2009	of Year	Earnings	Earnings	Payments	Other	Changes	3/29/09

Manufacturing Restructuring Plan
Severance and other employee-related charges	$652	$42	$(99)	$(389)	$—	$(12)	$194
2005 Restructuring Plan
Severance and other employee-related charges	3,302	608	(64)	(1,432)	—	(127)	2,287

Acquisition restructuring costs (1)	568	—	—	(111)	(322)	(32)	103

Total	$4,522	$650	$(163)	$(1,932)	$(322)	$(171)	$2,584

(1)	During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first quarter of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.
Manufacturing Restructuring Plan
In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in our EAS systems and labels businesses.
For the thirteen-week period ended March 29, 2009, there was a net charge reversed to earnings of $0.1 million recorded in connection with the Manufacturing Restructuring Plan

The total number of employees affected by the Manufacturing Restructuring Plan were 76, of which 72 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2010. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.5 million has been incurred and $1.3 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
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
For the thirteen-week period ended March 29, 2009, a net charge of $0.5 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.
The total number of employees affected by the 2005 Restructuring Plan were 883, of which 876 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $31 million to $32 million, of which $31 million has been incurred and $28 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.
Note 9. PENSION BENEFITS
The components of net periodic benefit cost for the thirteen-week periods ended March 29, 2009 and March 30, 2008 were as follows:
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Service cost	$240	$277
Interest cost	1,091	1,176
Expected return on plan assets	(16)	(18)
Amortization of actuarial (gain) loss	(2)	(11)
Amortization of transition obligation	31	35
Amortization of prior service costs	1	1

Net periodic pension cost	$1,345	$1,460

We expect the cash requirements for funding the pension benefits to be approximately $4.6 million during fiscal 2009, including $1.0 million which was funded during the three months ended March 29, 2009.
Note 10. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
Fair Value Measurement
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
The fair value hierarchy consists of the following three levels:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	—	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.
The following table represents our liabilities measured at fair value on a recurring basis as of March 29, 2009 and December 28, 2008 and the basis for that measurement:
(amounts in thousands)

		Quoted
		Prices
	Total Fair	in Active	Significant
	Value	Markets for	Other	Significant
	Measurement	Identical	Observable	Unobservable
	March 29,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Foreign currency forward exchange contracts	$93	$—	$93	$—
Foreign currency revenue forecast contracts	15	—	15	—
Interest rate swap	799	—	799	—

Total liabilities	$907	$—	$907	$—

		Quoted
		Prices
	Total Fair	in Active	Significant
	Value	Markets for	Other	Significant
	Measurement	Identical	Observable	Unobservable
	December 28,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Foreign currency forward exchange contracts	$901	$—	$901	$—
Foreign currency revenue forecast contracts	48	—	48	—
Interest rate swap	916	—	916	—

Total liabilities	$1,865	$—	$1,865	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the quarter ended March 29, 2009:
(amounts in thousands)

March 29,
Quarter ended	2009

Beginning balance, net of tax	$880
Changes in fair value gain, net of tax	791
Reclass to earnings, net of tax	(1,210)

Ending Balance, net of tax	$461

Financial Instruments and Risk Management
We manufacture products in the USA, the Caribbean, Europe, the U.K., and the Asia Pacific region for both the local marketplace, and for export to our foreign subsidiaries. The subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

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
The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of March 29, 2009 and December 28, 2008:
(amounts in thousands)

	March 29, 2009				December 28, 2008
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under FAS 133:
Foreign currency revenue forecast contracts	Other current liabilities	$181	Other current liabilities	$196	Other current liabilities	$263	Other current liabilities	$311
Interest rate swap contracts	Other current liabilities	—	Other current liabilities	799	Other current liabilities	—	Other long-term liabilities	916

Total derivatives designated as hedging instruments under FAS 133		181		995		263		1,227

Derivatives not designated as hedging instruments under FAS 133:
Foreign currency forward exchange contracts	Other current assets	156	Other current liabilities	249	Other current assets	10	Other current liabilities	911

Total derivatives not designated as hedging instruments under FAS 133		156		249		10		911

Total derivatives		$337		$1,244		$273		$2,138

The following tables present the amounts affecting the consolidated statement of operations for the three month periods ended March 29, 2009 and March 30, 2008:
(amounts in thousands)

	March 29, 2009				March 30, 2008
						Location of	Amount of Gain
						Gain (Loss)	(Loss)
					Amount of Gain	Reclassified	Reclassified
	Amount of Gain		Amount of Gain		(Loss)	From	From
	(Loss) Recognized	Location of Gain	(Loss) Reclassified		Recognized in	Accumulated	Accumulated
	in Other	(Loss) Reclassified	From Accumulated	Amount of	Other	Other	Other	Amount of
	Comprehensive	From Accumulated	Other	Forward Points	Comprehensive	Comprehensive	Comprehensive	Forward Points
	Income on	Other Comprehensive	Comprehensive	Recognized in	Income on	Income into	Income into	Recognized in
	Derivatives	Income into Income	Income into Income	Other Gain	Derivatives	Income	Income	Other Gain
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Loss), net	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$734	Cost of sales	$1,236	$(49)	$—	Cost of sales	$—	$—

Interest rate swap	117	Interest expense	(259)	—	(485)	Interest expense	(2)	—

Total designated cash flow hedges	$851		$977	$(49)	$(485)		$(2)	$—

For the three month period ended March 29, 2009, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

	March 29, 2009		March 30, 2008
	Amount of Gain (Loss)	Location of Gain (Loss)	Amount of Gain (Loss)	Location of Gain (Loss)
	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
	on Derivatives	Derivatives	on Derivatives	Derivatives

Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	$1,071	Other gain (loss), net	$(552)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations. As of March 29, 2009, we had currency forward exchange contracts totaling approximately $10.5 million. The fair value of the forward exchange contracts was reflected as a $0.1 million liability and is included in other current liabilities in the accompanying consolidated balance sheet as of March 29, 2009. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2009 to November 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations. As of March 29, 2009, the fair value of these cash flow hedges was reflected as a $15 thousand liability and is included in other current liabilities in the accompanying consolidated balance sheet. The total notional amount of these hedges is $11.7 million (€8.8 million) and the unrealized gain recorded in other comprehensive income was $1.0 million (net of taxes of $19 thousand) of which the full amount is expected to be reclassified as earnings during the next twelve months. During the quarter ended March 29, 2009, a $1.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $6 thousand loss during the quarter ended March 29, 2009 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge under SFAS 133. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. As of March 29, 2009, the fair value of the interest rate swap agreement was reflected as a $0.8 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.5 million (net of taxes of $0.3 million). The Company recognized no gain or loss during the quarter ended March 29, 2009 for hedge ineffectiveness. We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months.
Note 11. INCOME TAXES
The effective tax rate for the thirteen weeks ended March 29, 2009 was 15.6% as compared to negative 2.4% for the thirteen weeks ended March 30, 2008. The decrease in the first quarter of 2009 effective tax rate when compared to prior quarters was due to the mix of income between subsidiaries. During the first quarter of 2008, we recorded a $1.9 million benefit relating to discrete events. Included in the $1.9 million, was a $1.1 million release of Unrecognized Tax Benefits due to a favorable conclusion of an Australian tax audit and a $0.8 million release related to restructuring and deferred compensation expenses.
Note 12. COMMITMENTS AND CONTINGENCIES
We are involved in certain legal actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.
Matter related to All-Tag Security S.A., et al
The Company originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by the Company. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that the Company’s Patent was invalid for incorrect inventorship. The Company appealed this decision. On June 20, 2005, the Company won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. The Company recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. The Company intends to appeal any award of legal fees.
Other Settlements
During the first quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the expected acquisition of a patent related to our Alpha business for $0.4 million. During the second quarter of 2009, we expect to agree to purchase a patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense in the first quarter of 2009.

Note 13. BUSINESS SEGMENTS
Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The first quarter of 2008 has been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment.
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Business segment net revenue:
Shrink Management Solutions	$112,830	$154,561
Apparel Labeling Solutions	28,324	31,697
Retail Merchandising Solutions	17,796	23,362

Total	$158,950	$209,620

Business segment gross profit:
Shrink Management Solutions	$47,548	$62,283
Apparel Labeling Solutions	10,288	12,086
Retail Merchandising Solutions	8,694	12,110

Total gross profit	66,530	86,479
Operating expenses	68,888 (1)	80,097 (2)
Interest (expense) income, net	(777)	(653)
Other gain (loss), net	498	(1,164)

Earnings before income taxes	$(2,637)	$4,565

(1)	Includes a $1.3 million litigation settlement charge related to the settlement of a dispute with a consultant and the expected acquisition of a patent related to our Alpha business and a $0.5 million restructuring charge.

(2)	Includes a $1.0 million restructuring charge.
Note 14. SUBSEQUENT EVENTS
Debt
On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (“Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million senior unsecured multi-currency credit facility (“Senior Unsecured Credit Facility”) arranged in December 2005 (see Note 5). In accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced,” $109.2 million of the senior unsecured credit facility was classified as long-term debt at March 29, 2009 as the Company had demonstrated the intent and ability to refinance the Senior Unsecured Credit Facility on a long-term basis by entering into the Secured Credit Facility. The remaining $23.0 million of the Senior Unsecured Credit Facility is classified as short-term debt in the March 29, 2009 balance sheet, as this portion of the Senior Unsecured Credit Facility was paid down prior to entering into the Secured Credit Facility.
The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.2 million are outstanding at March 29, 2009. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.
All obligations of domestic borrowers under the Secured Credit Facility will be irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility will be irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral at March 29, 2009 is $280 million.
The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants.

As of March 29, 2009, the Company incurred $0.7 million in fees and expenses in connection with the Secured Credit Facility. Total costs expected to be incurred in connection with the Secured Credit Facility approximate $3.6 million and will be amortized over the term of the Secured Credit Facility to interest expense on the consolidated statement of operations. The amount of remaining unamortized debt issuance costs recognized in connection with the Senior Unsecured Credit Facility is not material in nature and a portion of such fees will be recognized in other (loss) gain on the consolidated statement of operations in the second quarter of fiscal 2009.
Other Settlements
During the first quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the expected acquisition of a patent related to our Alpha business for $0.4 million. During the second quarter of 2009, we expect to agree to purchase a patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense in the first quarter of 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information Relating to Forward-Looking Statements
This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on
Form 10-K for the year ended December 28, 2008, and our other Securities and Exchange Commission filings.
Overview
We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), store monitoring solutions (CheckView™), custom tags and labels (Apparel Labeling Solutions), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.
Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.
Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising. Fiscal 2008 has been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 13 “Business Segments and Geographic Information” to the consolidated financial statements. Shrink Management Solutions now includes results of our EAS labels and library businesses. Apparel Labeling Solutions, formerly referred to as Check-Net®, include tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment.
Our business has been impacted by the unprecedented credit crisis and on-going softening of the global economic environment. In response to these market conditions, we continue to focus on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We have also implemented initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that the strength of our core business and our ability to generate positive cash flow will sustain Checkpoint through this challenging period.
In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in its EAS systems and labels businesses. We anticipate this program to result in total restructuring charges of approximately $3 million to $4 million, or $0.06 to $0.08 per diluted share. We continue to expect implementation of this program to be complete in 2010 and to result in annualized cost savings of approximately $6 million.
Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to RF-EAS, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.
Our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.
Critical Accounting Policies and Estimates
There has been no change to our critical accounting policies and estimates, contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 28, 2008.

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
Analysis of Statement of Operations
Thirteen Weeks Ended March 29, 2009 Compared to Thirteen Weeks Ended March 30, 2008
The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

			Percentage
			Change
			In Dollar
	Percentage of Total Revenues		Amount
	March 29,	March 30,	Fiscal 2009
	2009	2008	vs.
Quarter ended	(Fiscal 2009)	(Fiscal 2008)	Fiscal 2008

Net revenues:
Shrink Management Solutions	71.0%	73.7%	(27.0)%
Apparel Labeling Solutions	17.8	15.2	(10.6)
Retail Merchandising Solutions	11.2	11.1	(23.8)

Net revenues	100.0	100.0	(24.2)
Cost of revenues	58.1	58.7	(24.9)

Total gross profit	41.9	41.3	(23.1)
Selling, general and administrative expenses	39.0	35.2	(16.2)
Research and development	3.3	2.5	(0.9)
Restructuring expense	0.3	0.5	(50.3)
Litigation settlement	0.8	—	N/A

Operating (loss) income	(1.5)	3.1	(136.9)
Interest income	0.3	0.3	(21.2)
Interest expense	0.8	0.6	(0.9)
Other gain (loss), net	0.3	(0.6)	(142.8)

(Loss) earnings before income taxes	(1.7)	2.2	(157.8)
Income taxes	(0.3)	—	N/A

Net (loss) earnings	(1.4)	2.2	(147.6)
Less: Earnings attributable to noncontrolling interests	(0.1)	(0.1)	N/A

Net (loss) earnings attributable to Checkpoint Systems, Inc.	(1.3)	2.3	(141.8)%

N/A — Comparative percentages are not meaningful.

Net Revenues
Revenues for the first quarter 2009 compared to the first quarter 2008 decreased by $50.6 million, or 24.2%, from $209.6 million to $159.0 million. Foreign currency translation had a negative impact on revenues of approximately $14.3 million or 6.8% in the first quarter of 2009 as compared to the first quarter of 2008.
(amounts in millions)

			Dollar Amount	Percentage
			Change	Change
	March 29,	March 30,	Fiscal 2009	Fiscal 2009
	2009	2008	vs.	vs.
Quarter ended	(Fiscal 2009)	(Fiscal 2008)	Fiscal 2008	Fiscal 2008

Net revenues:
Shrink Management Solutions	$112.9	$154.5	$(41.6)	(27.0)%
Apparel Labeling Solutions	28.3	31.7	(3.4)	(10.6)
Retail Merchandising Solutions	17.8	23.4	(5.6)	(23.8)

Net revenues	$159.0	$209.6	$(50.6)	(24.2)%

Shrink Management Solutions
Shrink Management Solutions revenues decreased by $41.6 million, or 27.0%, in the first quarter of 2009 as compared to the first quarter of 2008. Foreign currency translation had a negative impact of approximately $8.7 million. The remaining revenue decrease was due primarily to declines in EAS systems and CheckView™ of $19.9 million and $12.1 million, respectively.
EAS systems revenues decreased $19.9 million in the first quarter of 2009 as compared to the first quarter of 2008. The decrease was due primarily to declines in revenues of $11.5 million in Europe, $5.8 million in the U.S., and $2.3 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, Italy, and Belgium without comparable roll-outs in 2009, coupled with a decline in our SIDEP France business due to difficult economic conditions impacting their small retail customers. These declines were partially offset by a chain-wide roll-out in Germany in 2009. The decline in the U.S. was due primarily to large installations during the first quarter of 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to large chain-wide installations in Australia and Japan during 2008 without comparable roll-outs in 2009 offset, in part, by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.
The CheckView™ business declined primarily due to decreases in the U.S. and Asia of $10.8 million and $1.5 million, respectively. The U.S. revenues were benefited by $1.0 million due to a 2008 banking business acquisition without comparable revenues in 2009. The decline in our U.S. retail business was $9.9 million, due primarily to an overall decline in capital expenditures as a result of the current economic conditions in the U.S. Our banking business, excluding the non-comparable acquisition, declined $1.9 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties this year as constraints on capital spending by our customers and slowing of new store openings will likely continue to be affected by the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.
Apparel Labeling Solutions
Apparel Labeling Solutions revenues decreased by $3.4 million, or 10.6%, in the first quarter of 2009 as compared to the first quarter of 2008. The decrease was due primarily to the negative impact of foreign currency translation of approximately $2.5 million. The remaining decrease is due to a general overall global decline resulting from current economic conditions.
Retail Merchandising Solutions
Retail Merchandising Solutions revenues decreased by $5.6 million, or 23.8%, in the first quarter of 2009 as compared to the first quarter of 2008. The negative impact of foreign currency translation was approximately $3.1 million. The remaining decrease in our RMS business was due to a decrease in our revenues from retail display systems of $1.3 million and a decrease in revenues of HLS of $1.2 million. Our retail display systems decline is due to remodel work in 2008 in Europe without such comparable revenues in 2009. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RMS and HLS to continue to face difficult revenue trends in 2009 due to the impact of current economic conditions on the RMS business and continued shifts in market demand for HLS products.

Gross Profit
During 2009, gross profit decreased by $19.9 million, or 23.1%, from $86.5 million to $66.5 million. The negative impact of foreign currency translation on gross profit was approximately $5.1 million. Gross profit, as a percentage of net revenues, increased from 41.3% to 41.9%.
Shrink Management Solutions
Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 42.1% in the first quarter of 2009, from 40.3% in the first quarter of 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems, CheckView™ and EAS labels, partially offset by lower margins in our Alpha business. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. CheckView™ margins improved due to better project management during 2009 and cost control. EAS label margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes and increased inventory reserves in 2009.
Apparel Labeling Solutions
Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 36.3% in the first quarter of 2009, from 38.1% in the first quarter of 2008. Apparel Labeling Solutions margins decreased due primarily to increased manufacturing costs partially offset by a decrease in freight costs.
Retail Merchandising Solutions
The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 48.9% in the first quarter of 2009, from 51.8% in the first quarter of 2008. This decrease in Retail Merchandising Solutions gross profit percentage was primarily due to a decline in margin in our HLS business resulting from manufacturing variances related to a decline in volume.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses (SG&A) decreased $12.0 million, or 16.2%, over the first quarter of 2008. Foreign currency translation decreased selling, general, and administrative expenses by approximately $4.8 million. The remaining decrease was due primarily to lower bad debt expense, $1.4 million of deferred compensation expense in 2008 without a comparable in 2009, lower sales and marketing, and lower management expense. The lower bad debt expense was attributable to an improved focus on working capital during the quarter. The lower sales and marketing was primarily due to fewer trade shows in the first quarter 2009 compared to 2008. These reductions were partially offset by a $1.4 million increase of expenses related to our OATSystems, Inc. acquisition in the second quarter 2008.
Research and Development Expenses
Research and development (R&D) costs were $5.2 million, or 3.3% of revenues, in the first quarter of 2009 and $5.2 million, or 2.5%, in the first quarter 2008. Foreign currency translation decreased R&D costs by approximately $0.1 million. R&D expenses generated by the recently acquired OATSystems, Inc. operations were $0.6 million.
Restructuring Expense
Restructuring expenses were $0.5 million, or 0.3% of revenues, in the first quarter of 2009 and $1.0 million, or 0.5%, in the first quarter 2008.
Litigation Settlement
Litigation expenses were $1.3 million, or 0.8% of revenues, in the first quarter of 2009 without a comparable charge in 2008. Included in litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the expected acquisition of a patent related to our Alpha business. During the second quarter of 2009, we expect to agree to purchase a patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense in the first quarter of 2009.
Interest Income
Interest income for the first quarter 2009 decreased $0.1 million from the comparable quarter in 2008.
Interest Expense
Interest expense for the first quarter of 2009 was flat from the comparable quarter in 2008.

Other Gain (Loss), net
Other gain (loss), net increased by $1.7 million from the comparable quarter in 2008. The increase was due primarily to a foreign exchange loss of $1.3 million in 2008 as compared to a foreign exchange gain of $0.4 million in 2009.
Income Taxes
Our effective tax rate for the first quarter of 2009 was 15.6% as compared to negative 2.4% for the first quarter of 2008. The decrease in the first quarter 2009 effective tax rate when compared to prior quarters was due to the mix of income between subsidiaries. During the first quarter of 2008, we recorded a $1.9 million benefit relating to discrete events. Included in the $1.9 million, was a $1.1 million release of Unrecognized Tax Benefits due to a favorable conclusion of an Australian tax audit and a $0.8 million release related to restructuring and deferred compensation expenses.
Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.
Net (loss) earnings attributable to Checkpoint Systems, Inc. were a loss of $2.0 million, or $0.05 per diluted share, in the first quarter of 2009 compared to earnings of $4.8 million, or $0.12 per diluted share, in the first quarter of 2008. The weighted average number of shares used in the diluted earnings per share computation were 39.1 million and 40.9 million for the first quarters of 2009 and 2008, respectively.
Financial Condition
Liquidity and Capital Resources
Our liquidity needs have related to, and are expected to continue to relate to, acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs over the last four years primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash provided from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.
The recent financial and credit crisis has reduced credit availability and liquidity for many companies. We believe, however, that the strength of our core business, cash position, access to credit markets, and our ability to generate positive cash flow will sustain us through this challenging period. We are working to reduce our liquidity risk by accelerating efforts to improve working capital while reducing expenses in areas that will not adversely impact the future potential of our business. Additionally, we have increased our monitoring of counterparty risk. We evaluate the creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.
As of March 29, 2009, our cash and cash equivalents were $142.9 million compared to $132.2 million as of December 28, 2008. Cash and cash equivalents increased in 2009 primarily due to $23.7 million in cash from operating activities, partially offset by $9.7 million of cash used in investing activities. Cash from operating activities improved $29.9 million in 2009 compared to 2008, primarily due to improvements in accounts receivable, inventory management, and accounts payable, which was partially offset by lower earnings. The improvement in accounts receivable in 2009 resulted primarily from a decrease in the sales activity during the first quarter of 2009 as compared to the first quarter of 2008 coupled with a concentrated effort to improve working capital through enhanced collection efforts. The improvement in inventory and accounts payable were primarily the result of improved inventory management and lower revenues for the first quarter of 2009 compared to the first quarter of 2008, which resulted in less payables outstanding and lower inventory levels. Cash used in investing activities was $1.6 million less in 2009 compared to 2008. This was due primarily to the amount paid for the acquisition of Security Corporation, Inc. in 2008 and a decrease in acquisitions of property, plant and equipment in 2009, offset by the 2009 payment of the Alpha purchase price contingency. Our percentage of total debt to total equity as of March 29, 2009, was 29.3% compared to 28.8% as of December 28, 2008.
We continue to reinvest in the Company through our investment in technology and process improvement. In the first quarter of 2009, our investment in research and development amounted to $5.2 million, as compared to $5.2 million in 2008. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2009, we anticipate spending of approximately $17 million on research and development for the remainder of 2009.
We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first quarter of 2009, our contribution to these plans was $1.0 million. Our funding expectation for 2009 is $4.6 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.
Our capital expenditures during the first quarter of 2009 totaled $2.9 million, compared to $3.8 million during the first quarter of 2008. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $13 million for the remainder of 2009.

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million was recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition. The payment of $6.8 million was made during the first quarter of 2009, and is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows.
As of March 29, 2009, our outstanding Asialco loan balance is $3.7 million (25 million RMB), consisting of two loans maturing in April and May of 2009. The loans are included in short-term borrowings in the accompanying consolidated balance sheets. Upon maturity of the Asialco loans, the Company intends to renew the outstanding borrowings for a period of one year.
As of March 29, 2009, our existing Japanese local line of credit equaled $8.2 million (¥800 million) and had an outstanding balance of $7.2 million (¥700 million) and availability of $1.0 million (¥100 million). The line of credit expires in August 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets. We expect to renew the line of credit upon its maturity.
On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (“Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million senior unsecured multi-currency credit facility (“Senior Unsecured Credit Facility”) arranged in December 2005 (see Note 5 and 14). $109.2 million of the Senior Unsecured Credit Facility was classified as long-term debt at March 29, 2009 as the Company has demonstrated the intent and ability to refinance the Senior Unsecured Credit Facility on a long-term basis by entering into the Secured Credit Facility. The remaining $23.0 million of the Senior Unsecured Credit Facility is classified as short-term debt in the March 29, 2009 balance sheet, as this portion of the Senior Unsecured Credit Facility was paid down prior to entering into the Secured Credit Facility.
The Secured Credit Facility provides for a revolving commitment of $125 million with a term of three years from the effective date of April 30, 2009. The Secured Credit Facility also includes an expansion option that will allow the Company, based on demonstrated consolidated EBITDA, to request an increase of an additional $50 million to the facility, for a potential total commitment of $175 million.
Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75% based on our leverage ratio of consolidated funded debt to EBITDA. Under the Secured Credit Facility, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment. Our availability under the Secured Credit Facility will be reduced by letters of credit of up to $25 million, of which $1.2 million are outstanding at March 29, 2009. There are no other restrictions on our ability to draw down on the available portion of our Secured Credit Facility.
The Senior Unsecured Credit Facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of March 29, 2009, we were in compliance with all covenants. The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. Based upon our projections, we do not anticipate any issues with meeting our existing debt covenants over the next twelve months.
We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.
As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs can be funded from cash and cash equivalents on hand, the availability of cash under the new $125.0 million Secured Credit Facility and cash generated from future operations over the next twelve months.

Provisions for Restructuring
Restructuring expense for the thirteen-week periods ended March 29, 2009 and March 30, 2008 was as follows:
(amounts in thousands)

	March 29,	March 30,
Quarter ended	2009	2008

Manufacturing Restructuring Plan
Severance and other employee-related charges	$(57)	$—
2005 Restructuring Plan
Severance and other employee-related charges	544	907
Lease termination costs	—	72

Total	$487	$979

Restructuring accrual activity for the period ended March 29, 2009 was as follows:
(amounts in thousands)

			Charge
	Accrual at	Charged	Reversed			Exchange
	Beginning	to	to	Cash		Rate	Accrual at
Fiscal 2009	of Year	Earnings	Earnings	Payments	Other	Changes	3/29/09

Manufacturing Restructuring Plan
Severance and other employee-related charges	$652	$42	$(99)	$(389)	$—	$(12)	$194
2005 Restructuring Plan
Severance and other employee-related charges	3,302	608	(64)	(1,432)	—	(127)	2,287

Acquisition restructuring costs (1)	568	—	—	(111)	(322)	(32)	103

Total	$4,522	$650	$(163)	$(1,932)	$(322)	$(171)	$2,584

(1)	During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first quarter of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.
Manufacturing Restructuring Plan
In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Check-Net® business and to support incremental improvements in our EAS systems and labels businesses.
For the thirteen-week period ended March 29, 2009, there was a net charge reversed to earnings of $0.1 million recorded in connection with the Manufacturing Restructuring Plan.
The total number of employees affected by the Manufacturing Restructuring Plan were 76, of which 72 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2010. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.5 million has been incurred and $1.3 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $6 million.
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
For the thirteen-week period ended March 29, 2009, a net charge of $0.5 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.

The total number of employees affected by the 2005 Restructuring Plan were 883, of which 876 have been terminated. The remaining terminations are expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $31 million to $32 million, of which $31 million has been incurred and $28 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $35 million to $36 million.
Off-Balance Sheet Arrangements and Contractual Obligations
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 28, 2008. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $20.0 million as of March 29, 2009, and $18.5 million as of December 28, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.
Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS 141R is effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of March 29, 2009, such deferred tax valuation allowances amounted to $4.2 million.
In February 2009, the FASB issued FASB Staff Position (FSP) FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141R. The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective December 29, 2008 did not have an impact on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on December 29, 2008. As of March 29, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated presentation and disclosure requirements as outlined in SFAS 160 in the first fiscal quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on December 29, 2008. See Note 10 for our disclosures required under SFAS 161.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP FAS 142-3 on December 29, 2008. We do not expect FSP FAS 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.
In June 2008, the FASB Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in EITF 03-6-1. We adopted this pronouncement effective December 29, 2008 and the adoption of EITF 03-6-1 did not have an impact on our calculation of earnings per share.
In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” EITF 08-6 was effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and was adopted by us on December 29, 2008. The adoption of EITF 08-6 did not have a material impact on our consolidated results of operations and financial condition.
In November 2008, the FASB ratified EITF 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, “Fair Value Measurements”. EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.
In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 08-8 on December 29, 2008. The adoption of EITF 08-8 did not have an impact on our consolidated results of operations and financial condition.
In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no additional disclosure requirements.

New Accounting Pronouncements and Other Standards
In December 2008, the FASB issued (FSP) No.132R-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.
In April 2009, the FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about the fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The FSP is effective for our second quarter 2009 interim reporting period and the relevant disclosures will be included at such time.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. The adoption of this accounting pronouncement is not expected to have a material impact on our consolidated results of operations and financial condition.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the second quarter of 2009. Adoption of this accounting pronouncement will not have a material impact on our consolidated results of operations and financial condition.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as noted below, there have been no significant changes to the market risks as disclosed in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed for the year ended December 28, 2008.
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
We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of March 29, 2009, we had currency forward exchange contracts totaling approximately $10.5 million. The fair value of the forward exchange contracts was reflected as a $0.1 million liability and is included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.
Hedging Activity
Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2009 to November 2009. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of March 29, 2009, the fair value of these cash flow hedges were reflected as a $15 thousand liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $11.7 million (€8.8 million) and the unrealized gain recorded in other comprehensive income was $1.0 million (net of taxes of $19 thousand). During the quarter ended March 29, 2009, a $1.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $6 thousand loss during the quarter ended March 29, 2009 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of March 29, 2009, the fair value of the interest rate swap agreement was reflected as a $0.8 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.5 million (net of taxes of $0.3 million). The Company recognized no gain or loss during the quarter ended March 29, 2009 for hedge ineffectiveness.
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
Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that occurred during the Company’s first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are involved in certain legal actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.
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
Other Settlements
During the first quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the expected acquisition of a patent related to our Alpha business for $0.4 million. During the second quarter of 2009, we expect to agree to purchase a patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense in the first quarter of 2009.
Item 1A. RISK FACTORS
There have been no material changes from December 28, 2008 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

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

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews Raymond D. Andrews	May 7, 2009
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, Chairman of the Board of Directors, President and Chief Executive Officer

EXHIBIT 31.2	Rule 13a-14(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002