Form 10-Q
period 2009-08-06
CHECKPOINT SYSTEMS INC
filed 2009-08-06
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                                 For the quarterly period ended June 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 2009, there were 46,962,254 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	June 28, 2009	December 28, 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 120,969	$ 132,222
Accounts receivable, net of allowance of $16,269 and $18,414	161,493	196,664
Inventories	94,452	102,122
Other current assets	35,447	41,224
Deferred income taxes	21,995	22,078

Total Current Assets	434,356	494,310

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,017	2,040
PROPERTY, PLANT, AND EQUIPMENT, net	84,944	86,735
GOODWILL	235,614	235,532
OTHER INTANGIBLES, net	108,884	113,755
DEFERRED INCOME TAXES	35,855	36,182
OTHER ASSETS	23,483	17,162

TOTAL ASSETS	$ 925,153	$ 985,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 12,994	$ 11,582
Accounts payable	44,904	63,872
Accrued compensation and related taxes	26,703	32,056
Other accrued expenses	43,677	54,123
Income taxes	9,180	8,066
Unearned revenues	11,902	11,005
Restructuring reserve	1,514	4,522
Accrued pensions — current	4,312	4,305
Other current liabilities	19,684	22,027

Total Current Liabilities	174,870	211,558

LONG-TERM DEBT, LESS CURRENT MATURITIES	105,363	133,704
ACCRUED PENSIONS	78,119	77,623
OTHER LONG-TERM LIABILITIES	42,869	47,928
DEFERRED INCOME TAXES	9,246	9,665
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 42,926,342 and 42,747,808	4,292	4,274
Additional capital	386,046	381,498
Retained earnings	178,836	173,912
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	16,338	16,150

Total Checkpoint Systems, Inc. Stockholders’ Equity	513,992	504,314
NONCONTROLLING INTERESTS	694	924
TOTAL EQUITY	514,686	505,238

TOTAL LIABILITIES AND EQUITY	$ 925,153	$ 985,716

*	Derived from the Company’s audited consolidated financial statements at December 28, 2008.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net revenues	$ 181,913	$ 236,200	$ 340,863	$ 445,820
Cost of revenues	104,222	138,259	196,642	261,400

Gross profit	77,691	97,941	144,221	184,420
Selling, general, and administrative expenses	61,597	75,943	123,514	149,830
Research and development	4,753	5,739	9,937	10,970
Restructuring expense	572	3,021	1,059	4,000
Litigation settlement	—	—	1,300	—

Operating income	10,769	13,238	8,411	19,620
Interest income	416	657	921	1,298
Interest expense	1,903	1,192	3,185	2,486
Other gain (loss), net	321	558	819	(606)

Earnings before income taxes	9,603	13,261	6,966	17,826
Income taxes	2,718	(1,112)	2,306	(1,221)

Net earnings	6,885	14,373	4,660	19,047
Less: (Loss) earnings attributable to noncontrolling interests	(45)	17	(264)	(107)

Net earnings attributable to Checkpoint Systems, Inc.	$ 6,930	$ 14,356	$ 4,924	$ 19,154

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings per share	$ .18	$ .36	$ .13	$ .48

Diluted earnings per share	$ .18	$ .36	$ .13	$ .47

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(amounts in thousands)

	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 30, 2007	41,837	$ 4,183	$ 360,684	$ 203,717	2,036	$ (20,621)	$ 40,365	$ 977	$ 589,305
Net (loss)				(29,805)				(123)	(29,928)
Exercise of stock-based compensation and awards released	911	91	8,914						9,005
Tax benefit on stock-based compensation			2,121						2,121
Stock-based compensation expense			7,096						7,096
Deferred compensation plan			2,683						2,683
Repurchase of common stock					2,000	(50,899)			(50,899)
Amortization of pension plan actuarial losses, net of tax							72		72
Change in realized and unrealized gains on derivative hedges, net of tax							880		880
Unrealized gain adjustment on marketable securities, net of tax							(16)		(16)
Recognized loss on pension, net of tax							(169)		(169)
Foreign currency translation adjustment							(24,982)	70	(24,912)
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				4,924				(264)	4,660
Exercise of stock-based compensation and awards released	178	18	603						621
Tax shortfall on stock-based compensation			(423)						(423)
Stock-based compensation expense			3,345						3,345
Deferred compensation plan			1,023						1,023
Amortization of pension plan actuarial losses, net of tax							59		59
Change in realized and unrealized gains on derivative hedges, net of tax							(1,711)		(1,711)
Foreign currency translation adjustment							1,840	34	1,874

Balance, June 28, 2009	42,926	$ 4,292	$ 386,046	$ 178,836	4,036	$ (71,520)	$ 16,338	$ 694	$ 514,686

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands)

	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net earnings	$ 6,885	$ 14,373	$ 4,660	$ 19,047
Amortization of pension plan actuarial losses, net of tax	30	25	59	49
Change in realized and unrealized gains on derivative hedges, net of tax	(1,292)	480	(1,711)	183
Unrealized gain adjustment on marketable securities, net of tax	—	(3)	—	(16)
Foreign currency translation adjustment	17,867	(242)	1,840	25,598

Comprehensive income	23,490	14,633	4,848	44,861
Comprehensive (loss) attributable to noncontrolling interests	(29)	(11)	(230)	(75)

Comprehensive income attributable to Checkpoint Systems, Inc.	$ 23,461	$ 14,622	$ 4,618	$ 44,786

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

Six Months Ended (26 Weeks)	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net earnings	$ 4,660	$ 19,047
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	15,015	15,194
Deferred taxes	(143)	(6,006)
Stock-based compensation	3,345	3,900
Provision for losses on accounts receivable	(335)	2,998
Excess tax benefit on stock compensation	—	(1,696)
Gain (loss) on disposal of fixed assets	146	(16)
Asset impairment	—	401
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	33,758	25,485
Inventories	6,420	(11,538)
Other current assets	5,631	7,490
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(18,575)	(17,057)
Income taxes	1,343	(1,186)
Unearned revenues	1,059	(2,275)
Restructuring reserve	(2,620)	180
Other current and accrued liabilities	(18,013)	(15,761)

Net cash provided by operating activities	31,691	19,160

Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(6,251)	(9,018)
Acquisitions of businesses, net of cash acquired	(6,825)	(39,248)
Other investing activities	86	147

Net cash used in investing activities	(12,990)	(48,119)

Cash flows from financing activities:
Proceeds from stock issuances	621	6,350
Excess tax benefit on stock compensation	—	1,696
Proceeds from short-term debt	4,693	3,582
Payment of short-term debt	(3,654)	(3,585)
Proceeds from long-term debt	109,489	99,491
Payment of long-term debt	(138,802)	(56,738)
Purchase of treasury stock	—	(50,899)
Debt issuance costs	(3,903)	—

Net cash used in financing activities	(31,556)	(103)

Effect of foreign currency rate fluctuations on cash and cash equivalents	1,602	6,276

Net decrease in cash and cash equivalents	(11,253)	(22,786)
Cash and cash equivalents:
Beginning of period	132,222	118,271

End of period	$ 120,969	$ 95,485

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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 28, 2009 and December 28, 2008 and our results of operations for the thirteen and twenty-six weeks ended June 28, 2009 and June 29, 2008 and cash flows for the twenty-six week periods ended June 28, 2009 and June 29, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. We have evaluated subsequent events through August 6, 2009, the date the financial statements were issued.

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

Out of Period Adjustments

During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company. These deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007 as well as the six months ended June 29, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.

Stock Repurchase Program

During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of June 28, 2009, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Subsequent Events

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have a material impact on our consolidated results of operations and financial condition. We evaluated events or transactions that occurred after June 28, 2009 and through August 6, 2009, the date the financial statements were issued. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event related to our agreement to purchase the business of Brilliant Label Manufacturing Ltd., a China based manufacturer of woven and printed labels. Refer to Note 14, “Subsequent Events” for additional information.

Noncontrolling Interests

On December 29, 2008, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This standard amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of SFAS 160 require retrospective application to all prior periods presented.

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. The remaining shares held by Mitsubishi represent 15% of the adjusted outstanding shares of Checkpoint Japan. In accordance with SFAS 160, we classified noncontrolling interests as equity on our consolidated balance sheets as of June 28, 2009 and December 28, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the three and six months ended June 28, 2009 and June 29, 2008. No changes in the ownership interests of Checkpoint Japan occurred during the six months ended June 28, 2009.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)
Twenty-six weeks ended	June 28, 2009
Balance at beginning of year	$ 8,403
Accruals for warranties issued	2,370
Settlements made	(3,424)
Foreign currency translation adjustment	6

Balance at end of period	$ 7,355

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS 141R is effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly effect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of June 28, 2009, such deferred tax valuation allowances amounted to $4.3 million.

In February 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141R. The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective December 29, 2008 did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on December 29, 2008. As of June 28, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated presentation and disclosure requirements as outlined in SFAS 160 for the first six months of 2009.

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

In November 2008, the FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary,” (EITF 08-8). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part on the stock of an entity’s consolidated subsidiary, is indexed to the reporting entity’s own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company’s Own Stock.” EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 08-8 on December 29, 2008. The adoption of EITF 08-8 did not have an impact on our consolidated results of operations and financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no required disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and were adopted by the Company in the second quarter of 2009. Adoption of this accounting pronouncement did not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 10 for our disclosures required under the FSP.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated results of operations and financial condition.  See Note 1, “Basis of Accounting” for the required disclosures.

New Accounting Pronouncements and Other Standards

In December 2008, the FASB issued FSP No.132R-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.

In June 2009, the FASB issued SFAS No. 166 which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 166) by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  SFAS 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  SFAS 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of 2009 and will not have a material impact on our consolidated results of operations and financial condition.

Note 2. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) under SFAS No. 123R for the three and six months ended June 28, 2009 was $1.5 million and $3.3 million ($1.1 million and $2.3 million, net of tax), respectively. For the three and six months ended June 29, 2008, the total compensation expense was $1.7 million and $3.9 million ($1.2 million and $2.6 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.2 million and $2.2 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

Stock Options

Option activity under the principal option plans as of June 28, 2009 and changes during the six months ended June 28, 2009 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 28, 2008	2,880,326	$ 18.85	6.42	$ 25
Granted	235,402	8.42
Exercised	—	—
Forfeited or expired	(68,668)	17.41

Outstanding at June 28, 2009	3,047,060	$ 18.08	6.19	$ 4,334

Vested and expected to vest at June 28, 2009	2,805,832	$ 18.09	5.95	$ 3,788

Exercisable at June 28, 2009	1,994,936	$ 17.40	4.82	$ 2,617

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2009. This amount changes based on the fair market value of the Company’s stock. No options were exercised during the six months ended June 28, 2009. The total intrinsic value of options exercised for the six months ended June 29, 2008 was $6.6 million.

As of June 28, 2009, $3.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

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

The following assumptions and weighted-average fair values were as follows:

Six months ended	June 28, 2009	June 29, 2008

Weighted-average fair value of grants	$ 3.36	$ 8.73
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	44.49%	38.27%
Expected life (in years)	4.83	4.89
Risk-free interest rate	1.647%	2.483%

Restricted Stock Units

Nonvested service based restricted stock units as of June 28, 2009 and changes during the six months ended June 29, 2008 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value

Nonvested at December 28, 2008	552,985	1.34	$ 36.45
Granted	203,663		$ 10.25
Vested	(91,106)		$ 9.68
Forfeited	(10,605)		$ 22.41

Nonvested at June 28, 2009	654,937	1.45	$ 35.68

Vested and expected to vest at June 28, 2009	528,599	1.36

Vested at June 28, 2009	52,500	—

The total fair value of restricted stock awards vested during the first six months of 2009 was $0.9 million as compared to $1.3 million in the first six months of 2008. As of June 28, 2009, there was $3.8 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	June 28, 2009	December 28, 2008
Raw materials	$ 16,294	$ 16,287
Work-in-process	4,201	6,100
Finished goods	73,957	79,735

Total	$ 94,452	$ 102,122

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $108.9 million and $113.8 million as of June 28, 2009 and December 28, 2008, respectively.

The following table reflects the components of intangible assets as of June 28, 2009 and December 28, 2008:

(dollar amounts in thousands)
		June 28, 2009		December 28, 2008
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	20	$ 81,189	$ 34,120	$ 81,037	$ 31,184
Trade name	30	30,658	16,477	30,610	16,107
Patents, license agreements	5 to 14	62,413	42,230	60,986	40,277
Other	3 to 6	9,802	4,483	9,700	3,140
Total amortized finite-lived intangible assets		184,062	97,310	182,333	90,708

Indefinite-lived intangible assets:
Trade name		22,132	—	22,130	—

Total identifiable intangible assets	5 to 14	$ 206,194	$ 97,310	$ 204,463	$ 90,708

Amortization expense for the three and six months ended June 28, 2009 was $3.1 million and $6.2 million, respectively. Amortization expense for the three and six months ended June 29, 2008 was $3.1 million and $6.0 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2009	$ 12,236
2010	$ 11,718
2011	$ 10,319
2012	$ 9,536
2013	$ 8,401

The changes in the carrying amount of goodwill are as follows:

 (amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2007	$ 191,575	$ 4,683	$ 78,343	$ 274,601
Acquired during the year	24,130	—	—	24,130
Purchase accounting adjustment	9,300	(174)	—	9,126
Impairment losses	(48,219)	(3,550)	(7,813)	(59,582)
Translation adjustments	(7,293)	(959)	(4,491)	(12,743)
Balance as of December 28, 2008	169,493	—	66,039	235,532
Purchase accounting adjustment	(114)	—	—	(114)
Translation adjustments	20	—	176	196
Balance as of June 28, 2009	$ 169,399	$ —	$ 66,215	$ 235,614

The following table reflects the components of goodwill as of June 28, 2009 and December 28, 2008:

(dollar amounts in thousands)
	June 28, 2009		December 28, 2008
	Gross Amount	Accumulated Impairment Losses	Gross Amount	Accumulated Impairment Losses
Shrink Management Solutions	$ 226,495	$ 57,096	$ 226,486	$ 56,993
Apparel Labeling Solutions	19,184	19,184	18,945	18,945
Retail Merchandising Solutions	136,280	70,065	135,973	69,934

Total goodwill	$ 381,959	$ 146,345	$ 381,404	$145,872

During the first quarter of 2009, we changed our reportable segments to conform to our new management structure (refer Note 13, “Business Segments” for additional information). Our fiscal 2008 goodwill disclosure has been changed to conform to these new segments. As a result of this change, $48.2 million of our 2008 Apparel Labeling Solutions impairment has been reclassified under our Shrink Management Solutions segment.

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

Note 5. DEBT

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan for $3.7 million (RMB25 million) was renewed in April 2009 for a 12 month period. As of June 28, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. The loan is collateralized by land and buildings with an aggregate carrying value of $5.8 million as of June 28, 2009.

As of June 28, 2009, our existing Japanese local line of credit equaled $8.4 million (¥800 million) and had an outstanding balance of $8.4 million (¥800 million) and no availability. The line of credit expires in August 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets.

Long-term debt as of June 28, 2009 and December 28, 2008 consisted of the following:

(amounts in thousands)
	June 28, 2009	December 28, 2008
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	$ 103,390	$ —
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	—	133,596
Other capital leases with maturities through 2014	2,914	338

Total	106,304	133,934
Less current portion	941	230

Total long-term portion	$ 105,363	$ 133,704

On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (“Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million senior unsecured multi-currency credit facility (“Senior Unsecured Credit Facility”) arranged in December 2005. Prior to entering into the Secured Credit Facility, $23.0 million of the Senior Unsecured Credit Facility was paid down during the second quarter of 2009.

The Secured Credit Facility also includes an expansion option that gives us the right to increase the aggregate revolving commitment by an amount up to $50 million, for a potential total commitment of $175 million. The expansion option allows the additional $50 million in increments of $25 million based upon consolidated earning before interest, taxes, and depreciation and amortization (EBITDA) on June 28, 2009 and December 27, 2009, respectively. Based on our consolidated EBITDA at June 28, 2009, we qualified to request the initial $25 million expansion option for a total potential commitment of $150 million.

The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of June 28, 2009. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of June 28, 2009 is $259 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of June 28, 2009, we were in compliance with all covenants.

As of June 28, 2009, the Company incurred $3.9 million in fees and expenses in connection with the Secured Credit Facility, which are amortized over the term of the Secured Credit Facility to interest expense on the consolidated statement of operations. An immaterial amount of remaining unamortized debt issuance costs recognized in connection with the Senior Unsecured Credit Facility was recognized in other gain (loss) on the consolidated statement of operations in the second quarter of fiscal 2009.

During the second quarter of 2009, we recorded a $2.6 million capital lease related to the purchase of software.

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Basic earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 6,930	$ 14,356	$ 4,924	$ 19,154

Diluted earnings attributable to Checkpoint Systems, Inc. available to common stockholders	6,930	14,356	4,924	19,154

Shares:
Weighted-average number of common shares outstanding	38,881	39,143	38,836	39,481
Shares issuable under deferred compensation agreements	405	399	382	374

Basic weighted-average number of common shares outstanding	39,286	39,542	39,218	39,855
Common shares assumed upon exercise of stock options and awards	165	720	118	764
Shares issuable under deferred compensation arrangements	17	12	23	11

Dilutive weighted-average number of common shares outstanding	39,468	40,274	39,359	40,630

Basic earnings attributable to Checkpoint Systems, Inc. per share	$ .18	$ .36	$ .13	$ .48

Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ .18	$ .36	$ .13	$ .47

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six month periods ended June 28, 2009 and June 29, 2008 were as follows:

(share amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS	2,535	1,301	2,908	1,200

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the twenty-six week periods ended June 28, 2009 and June 29, 2008 were as follows:

(amounts in thousands)
Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008
Interest	$ 2,881	$ 2,253
Income tax payments	$ 3,695	$ 6,846

Excluded from the Consolidated Statement of Cash Flows for the six months ended June 28, 2009 is a $2.6 million capital lease liability and the related capitalized asset.

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

Note 8. PROVISION FOR RESTRUCTURING

Restructuring expense for the three and six month periods ended June 28, 2009 and June 29, 2008 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 80	$ 579	$ 23	$ 579
2005 Restructuring Plan
Severance and other employee-related charges	492	2,041	1,036	2,948
Lease termination costs	—	—	—	72
Asset impairment		401		401
Total	$ 572	$ 3,021	$ 1,059	$ 4,000

Restructuring accrual activity for the period ended June 28, 2009 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 6/28/2009
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 652	$ 155	$ (132)	$ (664)	$ —	$ (11)	$ —
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,179	(143)	(2,851)	—	(58)	1,429
Acquisition restructuring costs (1)	568	—	—	(144)	(322)	(17)	85
Total	$ 4,522	$ 1,334	$ (275)	$ (3,659)	$ (322)	$ (86)	$ 1,514

(1) During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first six months of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS), formerly Check-Net®,  business and to support incremental improvements in our EAS systems and labels businesses.

For the six months ended June 28, 2009, there was a net charge to earnings of $23 thousand recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees affected by the Manufacturing Restructuring Plan were 76, of which all have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.6 million has been incurred and paid. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010.

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

For the six months ended June 28, 2009, a net charge of $1.0 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.

The total number of employees affected by the 2005 Restructuring Plan were 887, of which 886 have been terminated. The remaining termination is expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $31 million to $32 million, of which $31 million has been incurred and $29 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six month periods ended June 28, 2009 and June 29, 2008 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$ 259	$ 290	$ 499	$ 567
Interest cost	1,133	1,228	2,224	2,404
Expected return on plan assets	(16)	(20)	(32)	(38)
Amortization of actuarial (gain) loss	(2)	(11)	(4)	(22)
Amortization of transition obligation	31	38	62	73
Amortization of prior service costs	—	—	1	1

Net periodic pension cost	$ 1,405	$ 1,525	$ 2,750	$ 2,985

We expect the cash requirements for funding the pension benefits to be approximately $4.9 million during fiscal 2009, including $2.5 million which was funded during the six months ended June 28, 2009.

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

The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

The following table represents our liabilities measured at fair value on a recurring basis as of June 28, 2009 and December 28, 2008 and the basis for that measurement:

(amounts in thousands)
	Total Fair Value Measurement June 28, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 40	$ —	$ 40	$ —
Foreign currency revenue forecast contracts	554	—	554	—
Interest rate swap	652	—	652	—
Total liabilities	$ 1,246	$ —	$ 1,246	$ —

	Total Fair Value Measurement December 28, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 901	$ —	$ 901	$ —
Foreign currency revenue forecast contracts	48	—	48	—
Interest rate swap	916	—	916	—
Total liabilities	$ 1,865	$ —	$ 1,865	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the six months ended June 28, 2009:

(amounts in thousands)
June 28, 2009
Beginning balance, net of tax	$ 880
Changes in fair value gain, net of tax	389
Reclassification to earnings, net of tax	(2,100)
Ending balance, net of tax	$ (831)

We adopted FSP FAS 107-1 and APB 28-1 as of March 30, 2009, the first day of our 2009 second quarter. The guidance requires quarterly fair value disclosures for financial instruments rather than annual disclosure.  We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts.

The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 28, 2009 and December 28, 2008 are summarized in the following table:

	June 28, 2009		December 28, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases) (1)	$ 103,390	$ 103,390	$ 133,596	$ 133,596

(1) The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The Secured Credit Facility’s maturity date is in the year 2012.

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

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of June 28, 2009 and December 28, 2008:

(amounts in thousands)
	June 28, 2009				December 28, 2008
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FAS 133:
Foreign currency revenue forecast contracts	Other current liabilities	$ —	Other current liabilities	$ 554	Other current liabilities	$ 263	Other current liabilities	$ 311
Interest rate swap contracts	Other current liabilities	—	Other current liabilities	652	Other current liabilities	—	Other long-term liabilities	916
Total derivatives designated as hedging instruments under FAS 133		—		1,206		263		1,227

Derivatives not designated as hedging instruments under FAS 133:
Foreign currency forward exchange contracts	Other current liabilities	—	Other current liabilities	40	Other current assets	10	Other current liabilities	911
Total derivatives not designated as hedging instruments under FAS 133		—		40		10		911
Total derivatives		$ —		$ 1,246		$ 273		$ 2,138

The following tables present the amounts affecting the consolidated statement of operations for the three month periods ended June 28, 2009 and June 29, 2008:

(amounts in thousands)
	June 28, 2009				June 29, 2008
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (507)	Cost of sales	$ 912	$ (5)	$ 100	Cost of sales	$ —	$ (65)
Interest rate swap contracts	155	Interest expense	(262)	—	624	Interest expense	(36)	—
Total designated cash flow hedges	$ (352)		$ 650	$ (5)	$ 724		$ (36)	$ (65)

The following tables present the amounts affecting the consolidated statement of operations for the six month periods ended June 28, 2009 and June 29, 2008:

(amounts in thousands)
	June 28, 2009				June 29, 2008
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 227	Cost of sales	$ 2,147	(54)	$ 100	Cost of sales	$ —	$ (65)
Interest rate swap contracts	271	Interest expense	(521)	—	139	Interest expense	(38)	—
Total designated cash flow hedges	$ 498		$ 1,626	(54)	$ 239		$ (38)	$ (65)

(amounts in thousands)
	Quarter (13 weeks) Ended				Six Months (26 weeks) Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	$ (919)	Other gain (loss), net	$ 807	Other gain (loss), net	$ 138	Other gain (loss), net	$ 91	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.  Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.  As of June 28, 2009, we had currency forward exchange contracts totaling approximately $12.9 million. The fair value of the forward exchange contracts was reflected as a $40 thousand liability and is included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2009 to March 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.  As of June 28, 2009, the fair value of these cash flow hedges were reflected as a $0.6 million liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $11.9 million (€8.8 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $9 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and six month periods ended June 28, 2009, a $0.9 million and $2.1 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized a $2 thousand and $8 thousand loss during the three and six months ended June 28, 2009 for hedge ineffectiveness, respectively.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge under SFAS 133. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.  As of June 28, 2009, the fair value of the interest rate swap agreement was reflected as a $0.7 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.4 million (net of taxes of $0.3 million). We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months.  The Company recognized an $8 thousand and $8 thousand loss during the three and six months ended June 28, 2009 for hedge ineffectiveness, respectively.

Note 11. INCOME TAXES

The effective tax rate for the twenty-six weeks ended June 28, 2009 was 33.1% as compared to a negative 6.8% for the twenty-six weeks ended June 29, 2008. Absent the discrete events, the effective tax rate for the twenty-six weeks ended June 29, 2008 was 35.8%  The primary change in the 2009 effective tax rate when compared to prior quarters is due to the mix of income between jurisdictions. During the first six months of 2008, we recorded a $7.6 million benefit relating to discrete events. Included in the $7.6 million was a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations. Also included was a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit and a $1.7 million tax benefit related to restructuring and deferred compensation expenses.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $2.0 million to $7.7 million.

Note 12. CONTINGENT LIABILITIES AND SETTLEMENTS

We are involved in certain legal actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below:

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. We intend to appeal any award of legal fees.

Other Settlements

During the first six months of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The second quarter of 2008 has been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment.

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Business segment net revenue:
Shrink Management Solutions	$ 129,457	$ 171,330	$ 242,287	$ 325,891
Apparel Labeling Solutions	34,579	38,842	62,903	70,539
Retail Merchandising Solutions	17,877	26,028	35,673	49,390

Total revenues	$ 181,913	$ 236,200	$ 340,863	$ 445,820

Business segment gross profit:
Shrink Management Solutions	$ 55,755	$ 72,204	$ 103,303	$ 134,487
Apparel Labeling Solutions	13,637	13,290	23,925	25,376
Retail Merchandising Solutions	8,299	12,447	16,993	24,557

Total gross profit	77,691	97,941	144,221	184,420

Operating expenses	66,922	84,703	135,810	164,800
Interest income (expense), net	(1,487)	(535)	(2,264)	(1,188)
Other gain (loss), net	321	558	819	(606)

Earnings before income taxes	$ 9,603	$ 13,261	$ 6,966	$ 17,826

Note 14. SUBSEQUENT EVENTS

In July 2009, the Company entered into an agreement to purchase the business of Brilliant Label Manufacturing Ltd., a China-based manufacturer of woven and printed labels, for approximately $38.0 million, including assumption of debt.  Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the consolidated statement of operations and approximate $0.7 million and $0.1 million for the year ended December 28, 2008 and the six months ended June 28, 2009, respectively. The Company anticipates that the closing date of the acquisition will be before the end of the third quarter of 2009.  The results from the acquired business and any goodwill resulting from the acquisition will be included in the Apparel Labeling Solutions segment.

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

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Fiscal year 2008 has been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 13 “Business Segments” to the consolidated financial statements. Shrink Management Solutions now includes results of our EAS labels and library businesses. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services, coupled with our EAS and RFID capabilities, provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Solutions segment.

Our business has been impacted by the unprecedented credit crisis and on-going softening of the global economic environment. In response to these market conditions, we continue to focus on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We have also implemented initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that the strength of our core business and our ability to generate positive cash flow will sustain us through this challenging period.

In July 2009, the Company entered into an agreement to purchase the business of Brilliant Label Manufacturing Ltd., a China-based manufacturer of woven and printed labels, for approximately $38.0 million, including assumption of debt.  The Company anticipates that the closing date of the acquisition will be before the end of the third quarter of 2009.  The results from the acquired business and any goodwill resulting from the acquisition will be included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. We anticipate this program to result in total restructuring charges of approximately $3 million to $4 million, or $0.06 to $0.08 per diluted share. We continue to expect implementation of this program to be complete in 2010 and to result in annualized cost savings of approximately $6 million.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 28, 2009 Compared to Thirteen Weeks Ended June 29, 2008

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	June 28, 2009 (Fiscal 2009)	June 29, 2008 (Fiscal 2008)	Fiscal 2009 vs. Fiscal 2008

Net revenues
Shrink Management Solutions	71.2%	72.5%	(24.4)%
Apparel Labeling Solutions	19.0	16.5	(11.0)
Retail Merchandising Solutions	9.8	11.0	(31.3)

Net revenues	100.0	100.0	(23.0)
Cost of revenues	57.3	58.5	(24.6)

Total gross profit	42.7	41.5	(20.7)
Selling, general, and administrative expenses	33.9	32.2	(18.9)
Research and development	2.6	2.4	(17.2)
Restructuring expense	0.3	1.3	(81.1)

Operating income	5.9	5.6	(18.7)
Interest income	0.2	0.3	(36.7)
Interest expense	1.0	0.5	59.6
Other gain (loss), net	0.2	0.2	(42.5)

Earnings before income taxes	5.3	5.6	(27.6)
Income taxes	1.5	(0.5)	N/A

Net earnings	3.8	6.1	(52.1)
Less: (Loss) earnings attributable to noncontrolling interests	—	—	N/A

Net earnings attributable to Checkpoint Systems, Inc.	3.8%	6.1%	(51.7)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the second quarter of 2009 compared to the second quarter of 2008 decreased by $54.3 million, or 23.0%, from $236.2 million to $181.9 million. Foreign currency translation had a negative impact on revenues of approximately $16.3 million, or 6.9%, in the second quarter of 2009 as compared to the second quarter of 2008.

(amounts in millions)
Quarter ended	June 28, 2009 (Fiscal 2009)	June 29, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 129.4	$ 171.3	$ (41.9)	(24.4)%
Apparel Labeling Solutions	34.6	38.9	(4.3)	(11.0)
Retail Merchandising Solutions	17.9	26.0	(8.1)	(31.3)

Net Revenues	$ 181.9	$ 236.2	$ (54.3)	(23.0)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $41.9 million, or 24.4%, in the second quarter of 2009 as compared to the second quarter of 2008. Foreign currency translation had a negative impact of approximately $10.3 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView™, and EAS consumables of $18.1 million, $11.1 million, and $2.9 million, respectively. These declines were partially offset by a $2.2 million increase in our RFID business.

EAS systems revenues decreased by $18.1 million in the second quarter of 2009 as compared to the second quarter of 2008. The decrease was due primarily to declines in revenues of $10.4 million in Europe, $4.9 million in the U.S., and $2.4 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, Italy, Poland, Belgium and France without comparable roll-outs in 2009. These declines were partially offset by a chain-wide roll-out in Germany in 2009. The decline in the U.S. was due primarily to large installations during the second quarter of 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to large chain-wide installations in Australia and New Zealand during 2008 without comparable roll-outs in 2009 offset, in part, by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

The CheckView™ business declined primarily due to decreases in the U.S., International Americas and Asia of $10.0 million, $0.7 million and $0.4 million, respectively. The decline in our U.S. retail business was $8.3 million, due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business declined $1.7 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties this year as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in International Americas was primarily due to a decrease in our Canadian CheckView™ business, which experienced delays in customer capital expenditures. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.

EAS consumables revenue decreased by $2.9 million in the second quarter of 2009 as compared to the second quarter of 2008. The decrease was due primarily to a decrease in our EAS label business, which was partially offset by the implementation of our new hard tag at source program. Our EAS label business decline was due to declines in Europe, North America, and Asia. The decline in Europe and North America was due primarily to economic factors negatively affecting retail sales and increased competition. The decline in Asia was due primarily to the anticipated loss of customers associated with the acquisition of SIDEP/Asialco. Our hard tag at source program growth is a result of our efforts to provide our customers with new innovative solutions that help retailers address shrink at lower costs.

RFID revenues increased by $2.2 million during the second quarter of 2009 as compared to the second quarter of 2008. This increase was due to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use. The remaining increase was due to $0.6 million of revenue from our OATSystems, Inc. acquisition.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased by $4.3 million, or 11.0%, in the second quarter of 2009 as compared to the second quarter of 2008. The decrease was due primarily to the negative impact of foreign currency translation of approximately $2.9 million. The remaining decrease is due to a general overall global decline resulting from current economic conditions.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $8.1 million, or 31.3%, in the second quarter of 2009 as compared to the second quarter of 2008. The negative impact of foreign currency translation was approximately $3.1 million. The remaining decrease in our RMS business was due to a decrease in our revenues from retail display systems (RDS) of $2.9 million and a decrease in revenues of HLS of $2.1 million. Our RDS decline is due to a general reduction of store remodel work in Europe due to the current economic retail environment. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RDS and HLS to continue to face difficult revenue trends in 2009 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the second quarter of 2009, gross profit decreased by $20.3 million, or 20.7%, from $97.9 million to $77.7 million. The negative impact of foreign currency translation on gross profit was approximately $4.3 million. Gross profit, as a percentage of net revenues, increased from 41.5% to 42.7%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 43.1% in the second quarter of 2009, from 42.1% in the second quarter of 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems and EAS labels, partially offset by lower margins in our Alpha business. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. EAS label margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes and retail pricing pressures due to the current economic environment.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 39.4% in the second quarter of 2009, from 34.2% in the second quarter of 2008. Apparel Labeling Solutions margins increased due primarily to the better utilization of low-cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 46.4% in the second quarter of 2009, from 47.8% in the second quarter of 2008. The decrease in Retail Merchandising Solutions gross profit percentage was due to a decline in margin in our HLS business resulting from manufacturing variances related to a decline in volume, coupled with pricing pressures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) decreased $14.3 million, or 18.9%, over the second quarter of 2008. Foreign currency translation decreased selling, general, and administrative expenses by approximately $5.0 million. The remaining decrease was due primarily to lower sales and marketing expense and lower general and administrative expenses. The decrease in sales and marketing expense corresponds to the decrease in revenues over the prior year, coupled with an increased effort by management to reduce costs. The decrease in general and administrative expense is due to efforts to reduce costs, coupled with an additional expense that was incurred during the second quarter of 2008 due to a change in executive management with no comparable transition costs in 2009. The cost reduction efforts were due primarily to better control of  discretionary spending and the impact of our temporary global payroll reduction and furlough program. These reductions were partially offset by a $1.3 million increase of expenses related to our OATSystems, Inc. acquisition at the end of the second quarter of 2008.

Research and Development Expenses

Research and development (R&D) costs were $4.8 million, or 2.6% of revenues, in the second quarter of 2009 and $5.7 million, or 2.4%, in the second quarter 2008. Foreign currency translation decreased R&D costs by approximately $0.1 million. R&D expenses generated by the recently acquired OATSystems, Inc. operations were $0.5 million.

Restructuring Expenses

Restructuring expenses were $0.6 million, or 0.3% of revenues, in the second quarter of 2009, and $3.0 million, or 1.3% of revenues, in the second quarter of 2008.

Interest Income

Interest income for the second quarter of 2009 decreased $0.2 million from the comparable quarter in 2008.

Interest Expense

Interest expense for the second quarter of 2009 increased $0.7 million from the comparable quarter in 2008.

Other Gain (Loss), net

Other gain (loss), net decreased by $0.2 million from the comparable quarter in 2008. The decrease was due primarily to a foreign exchange gain of $0.5 million in 2008 as compared to a foreign exchange gain of $0.3 million in 2009.

Income Taxes

Our effective tax rate for the second quarter of 2009 was 28.3% as compared to negative 8.4% for the second quarter of 2008. Absent discrete events, the effective tax rate for the second quarter of 2008 was 27.8%. The primary change in the 2009 effective tax rate when compared to prior quarters is due to the mix of income between jurisdictions. The second quarter of 2008 effective tax rate was impacted by a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $6.9 million, or $0.18 per diluted share, in the second quarter of 2009 compared to earnings of $14.4 million, or $0.36 per diluted share, in the second quarter of 2008. The weighted average number of shares used in the diluted earnings per share computation were 39.5 million and 40.3 million for the second quarters of 2009 and 2008, respectively.

Twenty-Six Weeks Ended June 28, 2009 Compared to Twenty-Six Weeks Ended June 29, 2008

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Twenty-six weeks ended	June 28, 2009 (Fiscal 2009)	June 29, 2008 (Fiscal 2008)	Fiscal 2009 vs. Fiscal 2008

Net revenues
Shrink Management Solutions	71.1%	73.1%	(25.7)%
Apparel Labeling Solutions	18.5	15.8	(10.8)
Retail Merchandising Solutions	10.4	11.1	(27.8)

Net revenues	100.0	100.0	(23.5)
Cost of revenues	57.7	58.6	(24.8)

Total gross profit	42.3	41.4	(21.8)
Selling, general, and administrative expenses	36.2	33.6	(17.6)
Research and development	2.9	2.5	(9.4)
Restructuring expense	0.3	0.9	(73.5)
Litigation settlement	0.4	—	N/A

Operating income	2.5	4.4	(57.1)
Interest income	0.3	0.3	(29.0)
Interest expense	0.9	0.6	28.1
Other gain (loss), net	0.2	(0.1)	N/A

Earnings before income taxes	2.1	4.0	(60.9)
Income taxes	0.7	(0.3)	N/A

Net earnings	1.4	4.3	(75.5)
Less: (Loss) earnings attributable to noncontrolling interests	—	—	N/A

Net earnings attributable to Checkpoint Systems, Inc.	1.4%	4.3%	(74.3)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first six months of 2009 compared to the same period in 2008 decreased by $104.9 million, or 23.5%, from $445.8 million to $340.9 million. Foreign currency translation had a negative impact on revenues of approximately $30.6 million, or 6.9%, in the first six months of 2009 as compared to the first six months of 2008.

(amounts in millions)
Twenty-six weeks ended	June 28, 2009 (Fiscal 2009)	June 29, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 242.3	$ 325.9	$ (83.6)	(25.7)%
Apparel Labeling Solutions	62.9	70.5	(7.6)	(10.8)
Retail Merchandising Solutions	35.7	49.4	(13.7)	(27.8)

Net Revenues	$ 340.9	$ 445.8	$ (104.9)	(23.5)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $83.6 million, or 25.7%, in the first six months of 2009 as compared to the first six months of 2008. Foreign currency translation had a negative impact of approximately $19.0 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView™ and EAS consumables of $38.0 million, $23.2 million, and $6.7 million, respectively. These declines were partially offset by a $3.4 million increase in our RFID business.

EAS systems revenues decreased $38.0 million in the first six months of 2009 as compared to the first six months of 2008. The decrease was due primarily to declines in revenues of $22.0 million in Europe, $10.7 million in the U.S., and $4.7 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, Italy, France, Belgium, and Poland without comparable roll-outs in 2009. These declines were partially offset by a chain-wide roll-out in Germany in 2009. The decline in the U.S. was due primarily to large installations during the first six months of 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to large chain-wide installations in Australia and New Zealand during 2008 without comparable roll-outs in 2009 offset, in part, by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

The CheckView™ business declined primarily due to decreases in the U.S. and Asia of $20.9 million and $1.9 million, respectively. The U.S. revenues were benefited by $1.0 million due to a 2008 banking business acquisition without comparable revenues in 2009. The decline in our U.S. retail business was $18.3 million, due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business, excluding the non-comparable acquisition, declined $3.6 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties this year as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.

EAS consumables revenue decreased by $6.7 million in the first six months of 2009 as compared to the first six months of 2008. The decrease was due primarily to a decrease in our EAS label business which was partially offset by the implementation of our new hard tag at source program. Our EAS label business decline was due to declines in Europe, North America, and Asia. The decline in Europe and North America was due primarily to economic factors negatively affecting retail sales and increased competition. The decline in Asia was due primarily to the anticipated loss of customers associated with the acquisition of SIDEP/Asialco. Our hard tag at source program growth is a result of our efforts to provide our customers with new innovative solutions that help retailers address shrink at lower costs.

RFID revenues increased by $3.4 million during the first six months of 2009 as compared to the first six months of 2008. This increase was due to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use. The remaining increase was due to $1.4 million of revenue from our OATSystems, Inc. acquisition.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased by $7.6 million, or 10.8%, in the first six months of 2009 as compared to the first six months of 2008. The decrease was due primarily to the negative impact of foreign currency translation of $5.5 million. The remaining decrease is due to a general overall global decline resulting from current economic conditions.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $13.7 million, or 27.8%, in the first six months of 2009 as compared to the first six months of 2008. The negative impact of foreign currency translation was approximately $6.1 million. The remaining decrease in our RMS business was due to a decrease in our revenues from RDS of $4.2 million and a decrease in revenues of HLS of $3.4 million. Our RDS decline is due to a general reduction of store remodel work in Europe due to the current economic environment. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RDS and HLS to continue to face difficult revenue trends in 2009 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first six months of 2009, gross profit decreased by $40.2 million, or 21.8%, from $184.4 million to $144.2 million. The negative impact of foreign currency translation on gross profit was approximately $9.4 million. Gross profit, as a percentage of net revenues, increased from 41.4% to 42.3%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 42.6% in the first six months of 2009, from 41.3% in the first six months of 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems, CheckView™ and EAS labels, partially offset by lower margins in our Alpha business. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. CheckView™ margins improved due to better project management during 2009 and cost control. EAS label margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes and increased inventory reserves in 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 38.0% in the first six months of 2009, from 36.0% in the first six months of 2008. Apparel Labeling Solutions margins increased due primarily to the better utilization of low cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.6% in the first six months of 2009, from 49.7% in the first six months of 2008. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to a decline in margin in our HLS business resulting from manufacturing variances related to a decline in volume and pricing pressures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) decreased $26.3 million, or 17.6%, over the first six months of 2008. Foreign currency translation decreased selling, general, and administrative expenses by approximately $9.8 million. The remaining decrease was due primarily to lower bad debt expense, $1.4 million of deferred compensation expense in 2008 without a comparable charge in 2009, lower sales and marketing expense, and lower general and administrative expenses. The decrease in bad debt expense was attributable to an improved focus on working capital during the first six months of 2009. The decrease in sales and marketing expense corresponds to the decrease in revenues over the prior year, coupled with an increased effort by management to reduce costs. The decrease in general and administrative expense is due to efforts to reduce costs, coupled with an additional expense that was incurred during the second quarter of 2008 due to a change in executive management with no comparable transition costs in 2009. The cost reduction efforts were due primarily to better control of discretionary spending and the impact of our temporary global payroll reduction and furlough program. These reductions were partially offset by a $2.8 million increase of expenses related to our OATSystems, Inc. acquisition at the end of the second quarter of 2008.

Research and Development Expenses

Research and development (R&D) costs were $9.9 million, or 2.9% of revenues, in the first six months of 2009 and $11.0 million, or 2.5%, in the first six months of 2008. Foreign currency translation decreased R&D costs by approximately $0.3 million. R&D expenses generated by the recently acquired OATSystems, Inc. operations were $1.0 million.

Restructuring Expenses

Restructuring expenses were $1.1 million, or 0.3% of revenues, in the first six months of 2009, and $4.0 million, or 0.9% of revenues, in the first six months of 2008.

Litigation Settlement

Litigation expenses were $1.3 million, or 0.4% of revenues, in the first six months of 2009 without a comparable charge in 2008. Included in litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Interest Income

Interest income for the first six months of 2009 decreased $0.4 million from the comparable six months in 2008.

Interest Expense

Interest expense for the first six months of 2009 increased $0.7 million from the comparable six months in 2008.

Other Gain (Loss), net

Other gain (loss), net increased by $1.4 million from the comparable six months in 2008. The increase was due primarily to a foreign exchange loss of $0.8 million in 2008 as compared to a foreign exchange gain of $0.7 million in 2009.

Income Taxes

The effective tax rate for the twenty-six weeks ended June 28, 2009 was 33.1% as compared to a negative 6.8% for the twenty-six weeks ended June 29, 2008. Absent discrete events, the effective tax rate for the twenty-six weeks ended June 29, 2008 was 35.8%. The primary change in the 2009 effective tax rate when compared to prior quarters is due to the mix of income between jurisdictions. During the first six months of 2008, we recorded a $7.6 million benefit relating to discrete events. Included in the $7.6 million was a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations. Also included was a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit and a $1.7 million tax benefit related to restructuring and deferred compensation expenses.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $4.9 million, or $0.13 per diluted share, in the first six months of 2009 compared to earnings of $19.2 million, or $0.47 per diluted share, in the first six months of 2008. The weighted-average number of shares used in the diluted earnings per share computation were 39.4 million and 40.6 million for the first six months of 2009 and 2008, respectively.

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

As of June 28, 2009, our cash and cash equivalents were $121.0 million compared to $132.2 million as of December 28, 2008. Cash and cash equivalents decreased in 2009 primarily due to $31.6 million of cash used in financing activities and $13.0 million of cash used in investing activities, partially offset by $31.7 million of cash provided by operating activities. Cash from operating activities improved $12.5 million in 2009 compared to 2008, primarily due to improvements in accounts receivable and inventory management, which were partially offset by lower earnings. The improvement in accounts receivable in 2009 resulted primarily from a decrease in the sales activity during the first six months of 2009 as compared to the first six months of 2008 coupled with a concentrated effort to improve working capital through enhanced collection efforts. The improvement in inventory was primarily the result of improved inventory management and lower revenues for the first six months of 2009 compared to the first six months of 2008, which resulted in lower inventory levels. Cash used in investing activities was $35.1 million less in 2009 compared to 2008. This was due primarily to the amount paid for the acquisitions of OATSystems, Inc. and Security Corporation, Inc. in 2008 and a decrease in acquisitions of property, plant and equipment and intangible assets in 2009.  Cash used in financing activities was $31.5 million greater in 2009 compared to 2008. This was due primarily to a $23 million payment in 2009 to retire the senior unsecured multi-currency credit facility coupled with an increase in borrowings in 2008 that was used to finance our stock repurchase program and OATSystems, Inc. acquisition. Our percentage of total debt to total equity as of June 28, 2009, was 22.5% compared to 28.8% as of December 28, 2008.

We continue to reinvest in the Company through our investment in technology and process improvement. In the first six months of 2009, our investment in research and development amounted to $9.9 million, as compared to $11.0 million in 2008. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2009, we anticipate spending of approximately $12 million on research and development for the remainder of 2009.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2009, our contribution to these plans was $2.5 million. Our funding expectation for 2009 is $4.9 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment and intangibles during the first six months of 2009 totaled $6.3 million compared to $9.0 million during the first six months of 2008. During 2009, our acquisition of property, plant, and equipment and intangibles consisted of $5.0 million of capital expenditures and $1.3 million was related to the purchase of a patent. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $9 million for the remainder of 2009.

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

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan was renewed in April 2009 for a 12 month period. As of June 28, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. Upon maturity of the Asialco loans, the Company intends to renew the outstanding borrowings for a period of one year.

As of June 28, 2009, our existing Japanese local line of credit equaled $8.4 million (¥800 million) and had an outstanding balance of $8.4 million (¥800 million) and no availability. The line of credit expires in August 2009 and is included in short-term borrowings in the accompanying consolidated balance sheets. We expect to renew the line of credit upon its maturity.

On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (the “Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million senior unsecured multi-currency credit facility (the “Senior Unsecured Credit Facility”) arranged in December 2005. Prior to entering into the Secured Credit Facility, $23.0 million of the Senior Unsecured Credit Facility was paid down during the second quarter of 2009. We paid fees of $3.9 million to enter into the Secured Credit Facility, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

The Secured Credit Facility also includes an expansion option that gives us the right to increase the aggregate revolving commitment by an amount up to $50 million, for a potential total commitment of $175 million. The expansion option allows the additional $50 million in increments of $25 million based upon consolidated earnings before interest, taxes, and depreciation and amortization (EBITDA) on June 28, 2009 and December 27, 2009, respectively. Based on our consolidated EBITDA at June 28, 2009, we qualified to request the initial $25 million expansion option for a total potential commitment of $150 million.

Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75% based on our leverage ratio of consolidated funded debt to EBITDA. Under the Secured Credit Facility, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment. Our availability under the Secured Credit Facility will be reduced by letters of credit of up to $25 million, of which $1.4 million are outstanding at June 30, 2009. There are no other restrictions on our ability to draw down on the available portion of our Secured Credit Facility.

The Secured Credit Facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of June 28, 2009, we were in compliance with all covenants. The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. Based upon our projections, we do not anticipate any issues with meeting our existing debt covenants over the next twelve months.

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

Provisions for Restructuring

Restructuring expense for the three and six month periods ended June 28, 2009 and June 29, 2008 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 80	$ 579	$ 23	$ 579
2005 Restructuring Plan
Severance and other employee-related charges	492	2,041	1,036	2,948
Lease termination costs	—	—	—	72
Asset Impairment		401		401
Total	$ 572	$ 3,021	$ 1,059	$ 4,000

Restructuring accrual activity for the period ended June 28, 2009 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 6/28/2009
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 652	$ 155	$ (132)	$ (664)	$ —	$ (11)	$ —
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,179	(143)	(2,851)	—	(58)	1,429
Acquisition restructuring costs (1)	568	—	—	(144)	(322)	(17)	85
Total	$ 4,522	$ 1,334	$ (275)	$ (3,659)	$ (322)	$ (86)	$ 1,514

(1) During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first six months of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses.

For the six months ended June 28, 2009, there was a net charge to earnings of $23 thousand recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees affected by the Manufacturing Restructuring Plan were 76, of which all have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $1.6 million has been incurred and paid. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010. Upon completion, the annual savings are anticipated to be approximately $6 million.

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

For the six months ended June 28, 2009, a net charge of $1.0 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.

The total number of employees affected by the 2005 Restructuring Plan were 887, of which 886 have been terminated. The remaining termination is expected to be completed by the end of fiscal year 2009. The anticipated total cost is expected to approximate $31 million to $32 million, of which $31 million has been incurred and $29 million has been paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $35 million to $36 million.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 28, 2008. The table excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $20.6 million as of June 28, 2009, and $18.5 million as of December 28, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. For the Company, SFAS 141R is effective for business combinations occurring after December 28, 2008. Upon adoption, SFAS 141R did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior U.S. Generally Accepted Accounting Principles (GAAP) and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141R could significantly effect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of June 28, 2009, such deferred tax valuation allowances amounted to $4.3 million.

In February 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. The FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS No. 5, “Accounting for Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141R. The FSP applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP effective December 29, 2008 did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on December 29, 2008. As of June 28, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. We have incorporated presentation and disclosure requirements as outlined in SFAS 160 for the first six months of 2009.

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

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no required disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and were adopted by the Company in the second quarter of 2009. Adoption of this accounting pronouncement did not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 10 for our disclosures required under the FSP.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated results of operations and financial condition.  See Note 1, “Basis of Accounting” for the required disclosures.

New Accounting Pronouncements and Other Standards

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the fiscal year ending December 27, 2009.

In June 2009, the FASB issued SFAS No. 166 which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 166) by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  SFAS 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  SFAS 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of 2009 and will not have a material impact on our consolidated results of operations and financial condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. As of June 28, 2009, we had currency forward exchange contracts totaling approximately $12.9 million. The fair value of the forward exchange contracts was reflected as a $40 thousand liability and is included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2009 to March 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. As of June 28, 2009, the fair value of these cash flow hedges were reflected as a $0.6 million liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $11.9 million (€8.8 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $9 thousand) of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 28, 2009, a $0.9 million and $2.1 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized a $2 thousand loss and $8 thousand loss during the three and six months ended June 28, 2009 for hedge ineffectiveness, respectively.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. This interest rate swap was designated as a cash flow hedge under SFAS 133. As of June 28, 2009, the fair value of the interest rate swap agreement was reflected as a $0.7 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.4 million (net of taxes of $0.3 million). The Company recognized an $8 thousand loss and $8 thousand loss during the three and six months ended June 28, 2009 for hedge ineffectiveness, respectively.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the Company's second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below:

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial. On February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. We intend to appeal any award of legal fees.

Other Settlements

During the first six months of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on June 3, 2009.

The nominees for director were elected based upon the following votes:

Election of Directors:	Votes For	Votes Withheld
George Babich, Jr.	12,561,248	24,746,595
Alan R. Hirsig	12,562,541	24,745,302
Sally Pearson	12,516,046	24,791,797
Robert N. Wildrick	26,844,702	10,463,141

Continuing as Class I directors for a term expiring in 2010 are William S. Antle, III and R. Keith Elliott. Continuing as Class II directors for a term expiring in 2011 are Harald Einsmann, Ph.D., Jack W. Partridge and Robert P. van der Merwe.

The proposal to approve an amendment to the Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by 400,000 shares received the following votes:

Votes for	32,192,522
Votes against	646,590
Votes abstain	1,198,961
Broker non-vote	3,269,771

The proposal to approve the Amended and Restated Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan to extend the current term of the plan by an additional five years and to re-approve the performance goals set forth under the plan with respect to performance-based awards received the following votes:

Votes for	29,371,062
Votes against	3,440,258
Votes abstain	1,226,752
Broker non-vote	3,269,772

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009 received the following votes:

Votes for	35,551,291
Votes against	1,682,148
Votes abstain	34,457
Broker non-vote	39,948

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 28, 2007.

Exhibit 4.1	Amendment No. 2 to Rights Agreement, are hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2009.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	August 6, 2009
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 10.1
Credit agreement, dated as of April 30, 2009, among the Company, the various lenders party thereto from time to time, Wachovia Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania as Syndication Agent, and Wachovia Capital Markets, LLC and RBS Securities, Inc. as Joint Lead Arrangers is incorporated herein by reference to the registrant’s Current Report on Form 8-K dated May 5, 2009.

EXHIBIT 10.2
Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, Amended and Restated August 1, 2005, and as amended on February 17, 2009 (incorporated by reference from Appendix A to Checkpoint System, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009).

EXHIBIT 10.3
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan, Effective Date: February 17, 2009 (incorporated by reference from Appendix B to Checkpoint Systems, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009).

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, Chairman of the Board of Directors, President and Chief Executive Officer.

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer.

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002.