Form 10-Q
period 2009-11-05
CHECKPOINT SYSTEMS INC
filed 2009-11-05
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2009, there were 39,000,116 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands)

	September 27, 2009	December 28, 2008*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 114,792	$ 132,222
Restricted cash	1,161	—
Accounts receivable, net of allowance of $16,391 and $18,414	172,191	196,664
Inventories	97,683	102,122
Other current assets	36,103	41,224
Deferred income taxes	21,731	22,078

Total Current Assets	443,661	494,310

REVENUE EQUIPMENT ON OPERATING LEASE, net	2,015	2,040
PROPERTY, PLANT, AND EQUIPMENT, net	110,646	86,735
GOODWILL	249,857	235,532
OTHER INTANGIBLES, net	106,982	113,755
DEFERRED INCOME TAXES	41,939	36,182
OTHER ASSETS	24,378	17,162

TOTAL ASSETS	$ 979,478	$ 985,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 19,051	$ 11,582
Accounts payable	53,407	63,872
Accrued compensation and related taxes	30,483	32,056
Other accrued expenses	44,749	54,123
Income taxes	18,132	8,066
Unearned revenues	11,833	11,005
Restructuring reserve	703	4,522
Accrued pensions — current	4,506	4,305
Other current liabilities	20,432	22,027

Total Current Liabilities	203,296	211,558

LONG-TERM DEBT, LESS CURRENT MATURITIES	108,712	133,704
ACCRUED PENSIONS	81,914	77,623
OTHER LONG-TERM LIABILITIES	42,487	47,928
DEFERRED INCOME TAXES	10,799	9,665
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,032,749 and 42,747,808	4,303	4,274
Additional capital	388,394	381,498
Retained earnings	181,475	173,912
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	28,952	16,150

Total Checkpoint Systems, Inc. Stockholders’ Equity	531,604	504,314
NONCONTROLLING INTERESTS	666	924
TOTAL EQUITY	532,270	505,238

TOTAL LIABILITIES AND EQUITY	$ 979,478	$ 985,716

*	Derived from the Company’s audited consolidated financial statements at December 28, 2008.
See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net revenues	$ 194,078	$ 233,995	$ 534,941	$ 679,815
Cost of revenues	109,404	136,364	306,046	397,764

Gross profit	84,674	97,631	228,895	282,051
Selling, general, and administrative expenses	66,210	73,865	189,724	223,695
Research and development	4,874	5,297	14,811	16,267
Restructuring expense	153	848	1,212	4,848
Litigation settlement	—	467	1,300	467
Other operating income	—	968	—	968

Operating income	13,437	18,122	21,848	37,742
Interest income	419	677	1,340	1,975
Interest expense	1,878	1,522	5,063	4,008
Other (loss) gain, net	(523)	(1,512)	296	(2,118)

Earnings before income taxes	11,455	15,765	18,421	33,591
Income taxes	8,884	2,999	11,190	1,778

Net earnings	2,571	12,766	7,231	31,813
Less: (Loss) attributable to noncontrolling interests	(68)	(10)	(332)	(117)

Net earnings attributable to Checkpoint Systems, Inc.	$ 2,639	$ 12,776	$ 7,563	$ 31,930

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings per share	$ .07	$ .33	$ .19	$ .81

Diluted earnings per share	$ .07	$ .32	$ .19	$ .79

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(amounts in thousands)

	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 30, 2007	41,837	$ 4,183	$ 360,684	$ 203,717	2,036	$ (20,621)	$ 40,365	$ 977	$ 589,305
Net (loss)				(29,805)				(123)	(29,928)
Exercise of stock-based compensation and awards released	911	91	8,914						9,005
Tax benefit on stock-based compensation			2,121						2,121
Stock-based compensation expense			7,096						7,096
Deferred compensation plan			2,683						2,683
Repurchase of common stock					2,000	(50,899)			(50,899)
Amortization of pension plan actuarial losses, net of tax							72		72
Change in realized and unrealized gains on derivative hedges, net of tax							880		880
Unrealized gain adjustment on marketable securities, net of tax							(16)		(16)
Recognized loss on pension, net of tax							(169)		(169)
Foreign currency translation adjustment							(24,982)	70	(24,912)
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				7,563				(332)	7,231
Exercise of stock-based compensation and awards released	285	29	834						863
Tax shortfall on stock-based compensation			(439)						(439)
Stock-based compensation expense			5,279						5,279
Deferred compensation plan			1,222						1,222
Amortization of pension plan actuarial losses, net of tax							90		90
Change in realized and unrealized gains on derivative hedges, net of tax							(2,265)		(2,265)
Foreign currency translation adjustment							14,977	74	15,051

Balance, September 27, 2009	43,033	$ 4,303	$ 388,394	$ 181,475	4,036	$ (71,520)	$ 28,952	$ 666	$ 532,270

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands)

	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net earnings	$ 2,571	$ 12,766	$ 7,231	$ 31,813
Amortization of pension plan actuarial losses, net of tax	31	24	90	73
Change in realized and unrealized gains on derivative hedges, net of tax	(554)	1,131	(2,265)	1,314
Unrealized gain adjustment on marketable securities, net of tax	—	—	—	(16)
Foreign currency translation adjustment	13,177	(27,510)	15,051	(1,944)

Comprehensive income (loss)	15,225	(13,589)	20,107	31,240
Comprehensive (loss) attributable to noncontrolling interests	(28)	(12)	(258)	(87)

Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$ 15,197	$ (13,601)	$ 19,849	$ 31,153

See accompanying notes to the condensed consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

Nine Months Ended (39 Weeks)	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net earnings	$ 7,231	$ 31,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,357	22,924
Deferred taxes	(4,865)	(6,485)
Stock-based compensation	5,279	5,874
Provision for losses on accounts receivable	—	4,818
Excess tax benefit on stock compensation	12	(2,176)
Gain on sale of Czech Republic subsidiary	—	(968)
Loss (gain) on disposal of fixed assets	198	(20)
Asset impairment	—	401
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	31,235	1,281
Inventories	9,328	(4,077)
Other current assets	5,801	2,825
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(13,594)	(19,500)
Income taxes	10,103	(154)
Unearned revenues	484	(459)
Restructuring reserve	(3,469)	(538)
Other current and accrued liabilities	(16,900)	(8,561)

Net cash provided by operating activities	54,200	26,998

Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(10,331)	(12,287)
Acquisitions of businesses, net of cash acquired	(25,476)	(41,437)
Other investing activities	97	142

Net cash used in investing activities	(35,710)	(53,582)

Cash flows from financing activities:
Proceeds from stock issuances	863	9,006
Excess tax benefit on stock compensation	(12)	2,176
Proceeds from short-term debt	11,215	9,951
Payment of short-term debt	(12,137)	(3,598)
Net change in factoring and bank overdrafts	(4,850)	—
Proceeds from long-term debt	93,742	99,491
Payment of long-term debt	(124,850)	(66,034)
Purchase of treasury stock	—	(50,899)
Debt issuance costs	(3,903)	—

Net cash (used in) provided by financing activities	(39,932)	93

Effect of foreign currency rate fluctuations on cash and cash equivalents	4,012	1,514

Net decrease in cash and cash equivalents	(17,430)	(24,977)
Cash and cash equivalents:
Beginning of period	132,222	118,271

End of period	$ 114,792	$ 93,294

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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 27, 2009 and December 28, 2008 and our results of operations for the thirteen and thirty-nine weeks ended September 27, 2009 and September 28, 2008 and cash flows for the thirty-nine week periods ended September 27, 2009 and September 28, 2008. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. We have evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments result from our adoption of an accounting standard codified within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 810, “Consolidation,” related to noncontrolling interests, and our change in segment reporting to conform to our current management structure, respectively.

Out of Period Adjustments

During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company. These deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate are not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2007 as well as the nine months ended September 28, 2008. As a result, we have not restated our previously issued annual financial statements or previously issued interim financial data.

Stock Repurchase Program

During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of September 27, 2009, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Subsequent Events

During the second quarter of 2009, we adopted a standard codified within ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition. We evaluated events or transactions that occurred after September 27, 2009 and through November 5, 2009, the date the financial statements were issued. During this period no events required recognition or disclosure in the consolidated financial statements of the Company.

Noncontrolling Interests

On December 29, 2008, we adopted a standard codified within ASC 810, “Consolidation,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard clarifies that a noncontrolling interest should be reported as equity in the consolidated financial statements and requires net income attributable to both the parent and the noncontrolling interest to be disclosed separately on the face of the consolidated statement of income. The presentation and disclosure requirements of this standard require retrospective application to all prior periods presented.

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. The remaining shares held by Mitsubishi represent 15% of the adjusted outstanding shares of Checkpoint Japan. We have classified noncontrolling interests as equity on our consolidated balance sheets as of September 27, 2009 and December 28, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the three and nine months ended September 27, 2009 and September 28, 2008. No changes in the ownership interests of Checkpoint Japan occurred during the nine months ended September 27, 2009.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)
Thirty-nine weeks ended	September 27, 2009
Balance at beginning of year	$ 8,403
Accruals for warranties issued	3,061
Settlements made	(5,100)
Foreign currency translation adjustment	203

Balance at end of period	$ 6,567

Recently Adopted Accounting Standards

In September 2009, we adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for us in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. Our adoption of ASC 105-10-05 did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The standard amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the standard would also apply the provisions of the new standard. Disclosure requirements were also expanded to enable the evaluation of the nature and financial effects of the business combination. For the Company, the standard is effective for business combinations occurring after December 28, 2008. Adoption of the standard did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. This standard was applied to business combinations disclosed in Note 4 that were completed after 2008.  Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, the standard could significantly effect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of September 27, 2009, such deferred tax valuation allowances amounted to $4.6 million.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective December 29, 2008 did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued an accounting standard codified within ASC 810, “Consolidation”.  The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  Noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent’s equity. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of the standard is for fiscal years beginning after December 15, 2008. We adopted the standard on December 29, 2008. As of September 27, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated presentation and disclosure requirements in our consolidated financial statements for the first nine months of 2009.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the standard on December 29, 2008. See Note 10 for our enhanced disclosures required under this standard.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the standard on December 29, 2008. We do not expect the standard to have a material impact on our accounting for future acquisitions of intangible assets.

In June 2008, the FASB issued an accounting standard codified within ASC 260, “Earnings Per Share” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, an entity is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the standard’s provisions. We adopted this pronouncement effective December 29, 2008 and the adoption did not have an impact on our calculation of earnings per share.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.

In December 2008, the FASB issued an accounting standard codified within ASC 810, “Consolidation” and ASC 860, “Transfers and Servicing”. The standard was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no required disclosures.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” (ASC 825-10-65) that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 10 for our disclosures required under the standard.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued an accounting standard codified within ASC 855, “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.  See Note 1, “Basis of Accounting” for the required disclosures.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments.”  The ASU represents an update to ASC 480-10-S99 “Distinguishing Liabilities from Equity.”  This update provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance with respect to measurement.  The adoption of the ASU did not have a material impact on our consolidated results of operations and financial condition.

New Accounting Pronouncements and Other Standards

In December 2008, the FASB issued an accounting standard codified within ASC 715, “Compensation – Retirement Benefits” that requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The disclosures under this standard are effective for us for the fiscal year ending December 27, 2009.  We are currently evaluating the requirements of these additional disclosures.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which has yet to be codified in the ASC.  Once codified, the standard would amend ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No. 46(R),” which has yet to be codified within the ASC.  Once codified, the standard would amend ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and  will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The ASU is effective for the first interim reporting period beginning after its issuance, which for us would be the fourth fiscal quarter of 2009.  The adoption of the ASU is not expected to have a material impact on our consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of the adoption of these ASUs on the Company’s consolidated results of operations or financial condition.

Note 2. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 27, 2009 was $1.9 million and $5.3 million ($1.3 million and $3.7 million, net of tax), respectively. For the three and nine months ended September 28, 2008, the total compensation expense was $2.0 million and $5.9 million ($1.5 million and $4.1 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.4 million and $3.0 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

Stock Options

Option activity under the principal option plans as of September 27, 2009 and changes during the nine months ended September 27, 2009 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 28, 2008	2,880,326	$ 18.85	6.42	$ 25
Granted	238,102	8.52
Exercised	(3,495)	11.04
Forfeited or expired	(77,697)	17.45

Outstanding at September 27, 2009	3,037,236	$ 18.09	5.92	$ 5,150

Vested and expected to vest at September 27, 2009	2,859,054	$ 18.10	5.75	$ 4,694

Exercisable at September 27, 2009	1,985,018	$ 17.41	4.55	$ 3,213

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 27, 2009. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 27, 2009 and September 28, 2008 was $19 thousand and $8.2 million, respectively.

As of September 27, 2009, $3.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

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

The following assumptions and weighted-average fair values were as follows:

Nine months ended	September 27, 2009	September 28, 2008

Weighted-average fair value of grants	$ 3.41	$ 8.73
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	44.53%	38.27%
Expected life (in years)	4.85	4.89
Risk-free interest rate	1.658%	2.483%

Restricted Stock Units

Nonvested service based restricted stock units as of September 27, 2009 and changes during the nine months ended September 27, 2009 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value

Nonvested at December 28, 2008	552,985	1.34	$ 36.45
Granted	204,863		$ 10.29
Vested	(116,153)		$ 11.39
Forfeited	(11,642)		$ 23.29

Nonvested at September 27, 2009	630,053	1.28	$ 37.87

Vested and expected to vest at September 27, 2009	537,536	1.22

Vested at September 27, 2009	52,520	—

The total fair value of restricted stock awards vested during the first nine months of 2009 was $1.3 million as compared to $1.9 million in the first nine months of 2008. As of September 27, 2009, there was $3.5 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	September 27, 2009	December 28, 2008
Raw materials	$ 18,192	$ 16,287
Work-in-process	5,410	6,100
Finished goods	74,081	79,735

Total	$ 97,683	$ 102,122

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $107.0 million and $113.8 million as of September 27, 2009 and December 28, 2008, respectively.

The following table reflects the components of intangible assets as of September 27, 2009 and December 28, 2008:

(dollar amounts in thousands)
		September 27, 2009		December 28, 2008
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	20	$ 82,762	$ 36,694	$ 81,037	$ 31,184
Trade name	30	31,883	17,294	30,610	16,107
Patents, license agreements	5 to 14	63,937	44,445	60,986	40,277
Other	3 to 6	9,802	5,129	9,700	3,140
Total amortized finite-lived intangible assets		188,384	103,562	182,333	90,708

Indefinite-lived intangible assets:
Trade name		22,160	—	22,130	—

Total identifiable intangible assets	5 to 14	$ 210,544	$ 103,562	$ 204,463	$ 90,708

Amortization expense for the three and nine months ended September 27, 2009 was $3.1 million and $9.3 million, respectively. Amortization expense for the three and nine months ended September 28, 2008 was $3.3 million and $9.4 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2009	$ 12,309
2010	$ 11,783
2011	$ 10,377
2012	$ 9,589
2013	$ 8,451

The changes in the carrying amount of goodwill are as follows:

 (amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2007	$ 191,575	$ 4,683	$ 78,343	$ 274,601
Acquired during the year	24,130	—	—	24,130
Purchase accounting adjustment	9,300	(174)	—	9,126
Impairment losses	(48,219)	(3,550)	(7,813)	(59,582)
Translation adjustments	(7,293)	(959)	(4,491)	(12,743)
Balance as of December 28, 2008	169,493	—	66,039	235,532
Acquired during the year	—	7,437	—	7,437
Purchase accounting adjustment	(114)	—	—	(114)
Translation adjustments	3,840	6	3,156	7,002
Balance as of September 27, 2009	$ 173,219	$ 7,443	$ 69,195	$ 249,857

The following table reflects the components of goodwill as of September 27, 2009 and December 28, 2008:

(dollar amounts in thousands)
	September 27, 2009		December 28, 2008
	Gross Amount	Accumulated Impairment Losses	Gross Amount	Accumulated Impairment Losses
Shrink Management Solutions	$ 231,158	$ 57,939	$ 225,509	$ 56,016
Apparel Labeling Solutions	27,312	19,869	19,387	19,387
Retail Merchandising Solutions	142,005	72,810	135,973	69,934

Total goodwill	$ 400,475	$ 150,618	$ 380,869	$ 145,337

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million.  The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests.  Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the consolidated statement of operations and approximate $0.7 million and $0.4 million for the year ended December 28, 2008 and the nine months ended September 27, 2009, respectively.

The financial statements reflect the preliminary allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $7.4 million, which is not tax deductible. The allocation of the purchase price is expected to be completed during fiscal year 2009. The results from the acquisition date through September 27, 2009 are included in the Apparel Labeling Solutions segment and were not material to the consolidated financial statements (revenues of $4.1 million and net loss of $0.2 million).  Goodwill resulting from the acquisition is also included in the Apparel Labeling Solutions segment.

During the first quarter of 2009, we changed our reportable segments to conform to our new management structure (refer to Note 13, “Business Segments” for additional information). Our fiscal 2008 goodwill disclosure has been changed to conform to these new segments. As a result of this change, $48.2 million of our 2008 Apparel Labeling Solutions impairment has been reclassified under our Shrink Management Solutions segment.

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

During the first quarter of fiscal 2009, the Company completed the second step of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that no further adjustment to the estimated impairment recorded at December 28, 2008 was needed.

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

Note 5. DEBT

In connection with the acquisition of Brilliant, the Company assumed debt of $19.6 million.  As of September 27, 2009, $10.6 million of this amount remained outstanding.  The debt assumed includes capital leases, accounts receivable factoring arrangements, a banking facility, term loans and an overdraft facility.

Capital Leases – The capital leases totaled $4.3 million (HKD 33.6 million) on September 27, 2009, with a weighted average interest rate of 4.10% as of September 27, 2009.  The capital leases mature at various dates through July of 2014. As of September 27, 2009, $2.7 million (HKD 20.6 million) is included in current portion of long-term debt and $1.6 million (HKD 13.0 million) is included in long-term borrowings in the accompanying consolidated balance sheets.

Factoring Arrangement - The variable interest rate full-recourse factoring arrangement of accounts receivable has a maximum limit of $3.2 million (HKD 25.0 million) and totaled $2.9 million (HKD 22.1 million) as of September 27, 2009. The arrangement is secured by trade receivables. The arrangement bears interest of HKD Prime Rate + 1.00%.  On September 27, 2009, the interest rate is 6.00%.  The factoring arrangement is included in short-term borrowings in the accompanying consolidated balance sheets.

Banking Facility - The banking facility includes trade finance facilities, an overdraft facility, and a short term money market loan.  The aggregate amount outstanding under the banking facility totaled $1.6 million (HKD 12.6 million) as of September 27, 2009.  The banking facility is secured by a fixed cash deposit of $0.5 million (HKD 4.0 million).  Interest rates on these arrangements range from HKD Prime Rate + 0.75% to HKD Prime Rate + 1.75%.  The weighted average interest rate on these arrangements at September 27, 2009 is 6.41%.  The banking facility is included in short-term borrowings and the secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets.

Term Loans – The term loans totaled $1.1 million (RMB 7.6 million) on September 27, 2009.  The interest rates range from 5.84% to 6.00%.  The term loans mature in May 2012 and are included in long-term borrowings in the accompanying consolidated balance sheets.

Overdraft Facilities - The overdraft facilities have a maximum borrowing limit of $0.8 million (HKD 6.2 million) and totaled $0.7 million (HKD 5.1 million) at September 27, 2009.  The facilities are secured by a fixed cash deposit of $0.6 million (HKD 5.0 million). The interest rates on these arrangements range from HKD Prime Rate + 1.75% to HKD Prime Rate + 2.25%.  On September 27, 2009, the weighted average interest rate on the overdraft facilities is 6.86%.  The overdraft facilities are included in short-term borrowings and the secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets.

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan for $3.7 million (RMB25 million) was renewed in April 2009 for a 12 month period. As of September 27, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. The loan is collateralized by land and buildings with an aggregate carrying value of $5.7 million as of September 27, 2009.

In August 2009, $8.5 million (¥800 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying consolidated balance sheets.

In September 2009, we entered into a new Japanese local line of credit for $6.5 million (¥600 million).  The line of credit matures in September 2010, and is included in short-term borrowings in the accompanying consolidated balance sheets.

Long-term debt as of September 27, 2009 and December 28, 2008 consisted of the following:

(amounts in thousands)
	September 27, 2009	December 28, 2008
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	$ 104,154	$ —
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	—	133,596
Term Loans	1,118	—
Other capital leases with maturities through 2014	7,043	338

Total	112,315	133,934
Less current portion	3,603	230

Total long-term portion	$ 108,712	$ 133,704

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

The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of September 27, 2009. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of September 27, 2009 is $260 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of September 27, 2009, we were in compliance with all covenants.

As of September 27, 2009, the Company incurred $3.9 million in fees and expenses in connection with the Secured Credit Facility, which are amortized over the term of the Secured Credit Facility to interest expense on the consolidated statement of operations. An immaterial amount of remaining unamortized debt issuance costs recognized in connection with the Senior Unsecured Credit Facility was recognized in other gain (loss) on the consolidated statement of operations in the second quarter of fiscal 2009.

During the second quarter of 2009, we recorded a $2.6 million capital lease related to the purchase of software.

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Basic earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 2,639	$ 12,776	$ 7,563	$ 31,930

Diluted earnings attributable to Checkpoint Systems, Inc. available to common stockholders	2,639	12,776	7,563	31,930

Shares:
Weighted-average number of common shares outstanding	38,956	38,617	38,876	39,193
Shares issuable under deferred compensation agreements	414	316	393	343

Basic weighted-average number of common shares outstanding	39,370	38,933	39,269	39,536
Common shares assumed upon exercise of stock options and awards	368	439	201	656
Shares issuable under deferred compensation arrangements	15	11	19	12

Dilutive weighted-average number of common shares outstanding	39,753	39,383	39,489	40,204

Basic earnings attributable to Checkpoint Systems, Inc. per share	$ .07	$ .33	$ .19	$ .81

Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ .07	$ .32	$ .19	$ .79

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine month periods ended September 27, 2009 and September 28, 2008 were as follows:

(share amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS	2,021	1,359	2,613	1,253

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the thirty-nine week periods ended September 27, 2009 and September 28, 2008 were as follows:

(amounts in thousands)
Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008
Interest	$ 4,439	$ 3,736
Income tax payments	$ 7,852	$ 10,799

During the first quarter of 2009, a contingent payment of $6.8 million was made related to the Alpha acquisition since revenues for the S3 business exceeded the minimum contingency payment thresholds established in the Alpha asset purchase agreement. The payment is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million.  The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests.  The payment to acquire Brilliant, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

During the third quarter of 2009 we transferred $5.6 million (HKD 43.0 million) of acquired Brilliant properties and relieved the associated liability to the former Brilliant owner.  This transaction was a non-cash transaction and is excluded from our Consolidated Statement of Cash Flows as of September 27, 2009.

Excluded from the Consolidated Statement of Cash Flows for the nine months ended September 27, 2009 is a $2.6 million capital lease liability and the related capitalized asset.

Note 8. PROVISION FOR RESTRUCTURING

Restructuring expense for the three and nine month periods ended September 27, 2009 and September 28, 2008 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 1	$ 162	$ 24	$ 741
2005 Restructuring Plan
Severance and other employee-related charges	152	409	1,188	3,357
Lease termination costs	—	(1)	—	71
Asset impairment	—	(3)	—	398
Acquisition restructuring costs	—	281	—	281
Total	$ 153	$ 848	$ 1,212	$ 4,848

Restructuring accrual activity for the nine months ended September 27, 2009 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 9/27/2009
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 652	$ 157	$ (133)	$ (670)	$ —	$ (6)	$ —
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,439	(251)	(3,845)	—	(31)	614
Acquisition restructuring costs (1)	568	—	—	(150)	(322)	(7)	89
Total	$ 4,522	$ 1,596	$ (384)	$ (4,665)	$ (322)	$ (44)	$ 703

(1) During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first nine months of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS), formerly Check-Net®,  business and to support incremental improvements in our EAS systems and labels businesses.

For the nine months ended September 27, 2009, there was a net charge to earnings of $24 thousand recorded in connection with the Manufacturing Restructuring Plan.

As of September 27, 2009, the total number of employees affected by the Manufacturing Restructuring Plan were 76, of which all have been terminated. The remaining anticipated costs are expected to be incurred through the end of 2010 and are expected to approximate $3.0 million to $4.0 million, of which $1.6 million has been incurred and paid. Termination benefits are planned to be paid one month to 24 months after termination.

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

For the nine months ended September 27, 2009, a net charge of $1.2 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.

The total number of employees affected by the 2005 Restructuring Plan were 897, of which all have been terminated. The anticipated total cost is expected to approximate $32 million, of which $32 million has been incurred and $31 million paid. Termination benefits are planned to be paid one month to 24 months after termination.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine month periods ended September 27, 2009 and September 28, 2008 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$ 251	$ 277	$ 750	$ 844
Interest cost	1,189	1,183	3,413	3,587
Expected return on plan assets	(17)	(18)	(49)	(56)
Amortization of actuarial (gain) loss	(3)	(12)	(7)	(34)
Amortization of transition obligation	33	34	95	107
Amortization of prior service costs	1	1	2	2

Net periodic pension cost	$ 1,454	$ 1,465	$ 4,204	$ 4,450

We expect the cash requirements for funding the pension benefits to be approximately $5.1 million during fiscal 2009, including $3.8 million which was funded during the nine months ended September 27, 2009.

Note 10. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value Measurement

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The fair value hierarchy is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

The following table represents our liabilities measured at fair value on a recurring basis as of September 27, 2009 and December 28, 2008 and the basis for that measurement:

(amounts in thousands)
	Total Fair Value Measurement September 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 136	$ —	$ 136	$ —
Total assets	$ 136	$ —	$ 136	$ —

Foreign currency revenue forecast contracts	$640	$ —	$ 640	$ —
Interest rate swap	441	—	441	—
Total liabilities	$ 1,081	$ —	$ 1,081	$ —

	Total Fair Value Measurement December 28, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 901	$ —	$ 901	$ —
Foreign currency revenue forecast contracts	48	—	48	—
Interest rate swap	916	—	916	—
Total liabilities	$ 1,865	$ —	$ 1,865	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the nine months ended September 27, 2009:

(amounts in thousands)
September 27, 2009
Beginning balance, net of tax	$ 880
Changes in fair value gain, net of tax	(161)
Reclassification to earnings, net of tax	(2,104)
Ending balance, net of tax	$ (1,385)

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 27, 2009 and December 28, 2008 are summarized in the following table:

	September 27, 2009		December 28, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases) (1)	$ 105,272	$ 105,272	$ 133,596	$ 133,596

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

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of September 27, 2009 and December 28, 2008:

(amounts in thousands)
	September 27, 2009				December 28, 2008
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ —	Other current liabilities	$ 640	Other current assets	$ 263	Other current liabilities	$ 311
Interest rate swap contracts	Other current assets	—	Other current liabilities	441	Other current assets	—	Other long-term liabilities	916
Total derivatives designated as hedging instruments		—		1,081		263		1,227

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	136	Other current liabilities	—	Other current assets	10	Other current liabilities	911
Total derivatives not designated as hedging instruments		136		—		10		911
Total derivatives		$ 136		$ 1,081		$ 273		$ 2,138

The following tables present the amounts affecting the consolidated statement of operations for the three month periods ended September 27, 2009 and September 28, 2008:

(amounts in thousands)
	September 27, 2009				September 28, 2008
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (603)	Cost of sales	$ 86	$ (8)	$ 490	Cost of sales	$ —	$ (137)
Interest rate swap contracts	211	Interest expense	(274)	—	(51)	Interest expense	(50)	—
Total designated cash flow hedges	$ (392)		$ (188)	$ (8)	$ 439		$ (50)	$ (137)

The following tables present the amounts affecting the consolidated statement of operations for the nine month periods ended September 27, 2009 and September 28, 2008:

(amounts in thousands)
	September 27, 2009				September 28, 2008
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (462)	Cost of sales	$ 2,147	$ (63)	$ 590	Cost of sales	$ —	$ (203)
Interest rate swap contracts	474	Interest expense	(794)	—	88	Interest expense	(88)	—
Total designated cash flow hedges	$ 12		$ 1,353	$ (63)	$ 678		$ (88)	$ (203)

(amounts in thousands)
	Quarter (13 weeks) Ended				Nine Months (39 weeks) Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (91)	Other gain (loss), net	$ 1,099	Other gain (loss), net	$ (33)	Other gain (loss), net	$ 97	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.  Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.  As of September 27, 2009, we had currency forward exchange contracts with notional amounts totaling approximately $12.6 million. The fair value of the forward exchange contracts was reflected as a $136 thousand asset and is included in other current assets in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2009 to June 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.  As of September 27, 2009, the fair value of these cash flow hedges were reflected as a $0.6 million liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $15.1 million (€10.8 million) and the unrealized loss recorded in other comprehensive income was $1.1 million (net of taxes of $23 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and nine month periods ended September 27, 2009, a $0.1 million and $2.1 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized a zero and $8 thousand loss during the three and nine months ended September 27, 2009 for hedge ineffectiveness, respectively.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.  As of September 27, 2009, the fair value of the interest rate swap agreement was reflected as a $0.4 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.3 million (net of taxes of $0.1 million). We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months.  The Company recognized no hedge ineffectiveness during the three and nine months ended September 27, 2009.

Note 11. INCOME TAXES

The effective tax rate for the thirty-nine weeks ended September 27, 2009 was 60.7% as compared to 5.3% for the thirty-nine weeks ended September 28, 2008. Absent restructuring expense and the impact of valuation allowances, the effective tax rate for the thirty-nine weeks ended September 27, 2009 was 41.3% compared to 21.5% for the thirty-nine weeks ended September 28, 2008. The primary change in the 2009 effective tax rate when compared to prior quarters is the change in management’s expectation regarding the future realization of deferred tax assets in Japan and Italy, resulting in discrete tax charges of $2.5 million and $1.1 million, respectively. During the first nine months of 2008, we recorded a $7.4 million benefit relating to discrete events.  Significant items included in the $7.4 million were a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations, a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit, and a $1.7 million tax benefit related to restructuring and deferred compensation expenses.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $2.0 million to $7.5 million.

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

Other Settlements

During the second quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The third quarter of 2008 has been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment.

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Business segment net revenue:
Shrink Management Solutions	$ 141,020	$ 179,388	$ 383,307	$ 505,279
Apparel Labeling Solutions	35,192	31,698	98,095	102,237
Retail Merchandising Solutions	17,866	22,909	53,539	72,299

Total revenues	$ 194,078	$ 233,995	$ 534,941	$ 679,815

Business segment gross profit:
Shrink Management Solutions	$ 63,027	$ 74,668	$ 166,241	$ 209,155
Apparel Labeling Solutions	13,161	11,386	37,175	36,762
Retail Merchandising Solutions	8,486	11,577	25,479	36,134

Total gross profit	84,674	97,631	228,895	282,051

Operating expenses	71,237	79,509	207,047	244,309
Interest income (expense), net	(1,459)	(845)	(3,723)	(2,033)
Other gain (loss), net	(523)	(1,512)	296	(2,118)

Earnings before income taxes	$ 11,455	$ 15,765	$ 18,421	$ 33,591

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

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), store monitoring solutions (CheckView™), custom tags and labels (Apparel Labeling Solutions), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors and provide customer service and technical support around the world.

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

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009.  The financial statements reflect the preliminary allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition.  The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment.  This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 27, 2009 Compared to Thirteen Weeks Ended September 28, 2008

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	September 27, 2009 (Fiscal 2009)	September 28, 2008 (Fiscal 2008)	Fiscal 2009 vs. Fiscal 2008

Net revenues
Shrink Management Solutions	72.7%	76.7%	(21.4)%%
Apparel Labeling Solutions	18.1	13.5	11.0
Retail Merchandising Solutions	9.2	9.8	(22.0)

Net revenues	100.0	100.0	(17.1)
Cost of revenues	56.4	58.3	(19.8)

Total gross profit	43.6	41.7	(13.3)
Selling, general, and administrative expenses	34.1	31.6	(10.4)
Research and development	2.5	2.3	(8.0)
Restructuring expense	0.1	0.4	(82.0)
Litigation settlement	—	0.2	N/A
Other operating income	—	0.5	N/A

Operating income	6.9	7.7	(25.9)
Interest income	0.2	0.3	(38.1)
Interest expense	1.0	0.7	23.4
Other (loss) gain, net	(0.2)	(0.6)	(65.4)

Earnings before income taxes	5.9	6.7	(27.3)
Income taxes	4.5	1.2	N/A

Net earnings	1.4	5.5	(79.9)
Less: (Loss) earnings attributable to noncontrolling interests	—	—	N/A

Net earnings attributable to Checkpoint Systems, Inc.	1.4%	5.5%	(79.3)%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter of 2009 compared to the third quarter of 2008 decreased by $39.9 million, or 17.1%, from $234.0 million to $194.1 million. Foreign currency translation had a negative impact on revenues of approximately $7.3 million, or 3.1%, in the third quarter of 2009 as compared to the third quarter of 2008.

(amounts in millions)
Quarter ended	September 27, 2009 (Fiscal 2009)	September 28, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 141.0	$ 179.4	$ (38.4)	(21.4)%
Apparel Labeling Solutions	35.2	31.7	3.5	11.0
Retail Merchandising Solutions	17.9	22.9	(5.0)	(22.0)

Net Revenues	$ 194.1	$ 234.0	$ (39.9)	(17.1)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $38.4 million, or 21.4%, in the third quarter of 2009 as compared to the third quarter of 2008. Foreign currency translation had a negative impact of approximately $5.0 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView™, Alpha, and our RFID business of $27.0 million, $9.4 million, $2.5 million, and $2.3 million, respectively. These declines were partially offset by an $8.3 million increase in our EAS consumables business.

EAS systems revenues decreased by $27.0 million in the third quarter of 2009 as compared to the third quarter of 2008. The decrease was due primarily to declines in revenues of $14.4 million in Europe, $8.3 million in the U.S., and $3.6 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, France, Belgium and Italy without comparable roll-outs in 2009. The decline in the U.S. was due primarily to large installations during the third quarter of 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to weak economic conditions in Japan coupled with large chain-wide installations in New Zealand and Australia during 2008 without comparable roll-outs in 2009. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

The CheckView™ business declined by $9.4 million in 2009 primarily due to decreases in the U.S., Asia and International Americas of $7.4 million, $1.6 million and $0.4 million, respectively. The decline in our U.S. retail business was due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business declined $2.2 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties this year as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009. The decline in International Americas was due primarily to large orders in Canada in 2008 without comparable installations in 2009.

Our Alpha business declined by $2.5 million in the third quarter of 2009 as compared to the third quarter of 2008. The decrease was due primarily to declines in revenues of $1.5 million in the U.S. and $1.3 million in Europe, which was partially offset by a $0.5 million increase in Asia. The decrease in the U.S. was primarily due to a decrease in volumes with several large customers due to the current weak economic condition in the U.S. The decrease in Europe was primarily due to a decrease in volumes due to the current weak economic condition in Europe, which was partially offset by an increase in revenues in the U.K. due to increased sales to a large customer. The increase in Asia was primarily due to an increase in Australia due to sales to several new large customers during the third quarter of 2009.

RFID revenues decreased by $2.3 million during the third quarter of 2009 as compared to the third quarter of 2008. The decrease was due primarily to declines in revenues of $1.5 million in Europe and $0.7 million in the U.S. The decline in Europe was due primarily to a large chain-wide roll-out in Germany in 2008 without a comparable roll-out in 2009. The decline in Germany was partially offset by an increase in revenues related to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use. The decline in the U.S. was due to a decrease in OATSystems Inc. revenues due to a decrease in non-recurring licensing fees in 2009.

EAS consumables revenue increased by $8.3 million in the third quarter of 2009 as compared to the third quarter of 2008. The increase was due primarily to increases in revenues of $5.6 million in Europe and $3.0 million in the U.S., which were partially offset by a $0.4 million decrease in Asia. The increases in Europe and the U.S. were due primarily to the implementation of our new hard tag at source program. Our hard tag at source program growth is a result of our efforts to provide our customers with new innovative solutions that help retailers address shrink at lower costs. The growth in our hard tag at source program was partially offset by a decrease in our EAS label business. Our EAS label business decline was due to declines in Europe, International Americas, North America, and Asia. The decline in Europe, International Americas, and North America was due primarily to economic factors negatively affecting retail sales and increased competition. The decline in Asia was due primarily to the anticipated loss of customers associated with the acquisition of SIDEP/Asialco.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $3.5 million, or 11.0%, in the third quarter of 2009 as compared to the third quarter of 2008. The increase was partially offset by the negative impact of foreign currency translation of approximately $1.0 million. The increase was primarily due to the Brilliant acquisition, which increased revenues for the third quarter by $4.0 million. The remaining increase during the third quarter of 2009 of $0.5 million was due to a new customer in the U.S., which was partially offset by decreases in revenues due to the general overall global decline resulting from current economic conditions.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $5.0 million, or 22.0%, in the third quarter of 2009 as compared to the third quarter of 2008. The negative impact of foreign currency translation was approximately $1.2 million. The remaining decrease in our RMS business was due to a decrease in our revenues from retail display systems (RDS) of $3.1 million and a decrease in revenues of HLS of $0.7 million. Our RDS decline is due to a general reduction of store remodel work in Europe due to the current economic retail environment. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RDS and HLS to continue to face difficult revenue trends in 2009 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the third quarter of 2009, gross profit decreased by $12.9 million, or 13.3%, from $97.6 million to $84.7 million. The negative impact of foreign currency translation on gross profit was approximately $2.6 million. Gross profit, as a percentage of net revenues, increased from 41.7% to 43.6%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 44.7% in the third quarter of 2009, from 41.6% in the third quarter of 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in our EAS consumables business and Alpha business, partially offset by lower margins in our EAS systems business. EAS consumables margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. EAS consumables also improved due to the favorable mix shift associated with the decline in EAS labels revenue and an increase in hard tag at source revenue. Alpha margins increased due to improved manufacturing variances related to higher production volumes coupled with an improvement in warranty costs. EAS systems margins decreased primarily due to a decline in volume, coupled with pricing pressures.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 37.4% in the third quarter of 2009, from 35.9% in the third quarter of 2008. Gross profit related to our newly acquired Brilliant business was $0.9 million. The increase in Apparel Labeling Solutions margins was due primarily to the better utilization of low-cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.5% in the third quarter of 2009, from 50.5% in the third quarter of 2008. The decrease in Retail Merchandising Solutions gross profit percentage was due to a decline in margin resulting from manufacturing variances related to a decline in volume, coupled with pricing pressures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) decreased $7.7 million, or 10.4%, over the third quarter of 2008. Foreign currency translation decreased selling, general, and administrative expenses by approximately $2.2 million. The remaining decrease was due primarily to lower bad debt expense, lower sales and marketing expense, and lower general and administrative expenses. The decrease in bad debt expense was attributable to an improved focus on working capital during 2009. The decrease in sales and marketing expense corresponds to the decrease in revenues over the prior year, coupled with an increased effort by management to reduce costs. The decrease in general and administrative expense is due to efforts to reduce costs. The cost reduction efforts were due primarily to better control of discretionary spending and the impact of our temporary global payroll reduction and furlough program. These reductions were partially offset by an increase of expenses related to our Brilliant acquisition during the third quarter of 2009.

Research and Development Expenses

Research and development (R&D) costs were $4.9 million, or 2.5% of revenues, in the third quarter of 2009 and $5.3 million, or 2.3%, in the third quarter 2008. Foreign currency translation decreased R&D costs by approximately $0.1 million. The remaining decrease was due to due to efforts to reduce costs. The cost reduction efforts were due primarily to the impact of our temporary global payroll reduction and furlough program.

Restructuring Expenses

Restructuring expenses were $0.2 million, or 0.1% of revenues, in the third quarter of 2009, and $0.8 million, or 0.4% of revenues, in the third quarter of 2008.

Litigation Settlement

Litigation settlement expense was $0.5 million, or 0.2% of revenues, in the third quarter of 2008 with no comparable charge in the third quarter of 2009. The litigation settlement recorded in the third quarter of 2008 was due to a contract settlement with a product manufacturer.

Other Operating Income

Other operating income was $1.0 million, or 0.5% of revenues, in the third quarter of 2008 with no comparable charge in the third quarter of 2009. The 2008 income relates to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.

Interest Income

Interest income for the third quarter of 2009 decreased $0.3 million from the comparable quarter in 2008 due to a decrease in cash on hand during the third quarter of 2009.

Interest Expense

Interest expense for the third quarter of 2009 increased $0.4 million from the comparable quarter in 2008 due to an increase in debt during the third quarter of 2009.

Other Gain (Loss), net

Other gain (loss), net increased by $1.0 million from the comparable quarter in 2008. The increase was due primarily to a foreign exchange loss of $1.4 million in 2008 as compared to a foreign exchange loss of $0.6 million in 2009.

Income Taxes

Our effective tax rate for the third quarter of 2009 was 77.6% as compared to 19.0% for the third quarter of 2008. The current year was impacted due to the recognition of valuation allowances on deferred tax assets in Japan and Italy, resulting in discrete tax charges of $2.5 million and $1.1 million, respectively. Excluding the impact of the valuation allowances, the effective tax rate for the third quarter of 2009 was 46.2% compared to 19.7% for the third quarter of 2008.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $2.6 million, or $0.07 per diluted share, in the third quarter of 2009 compared to earnings of $12.8 million, or $0.32 per diluted share, in the third quarter of 2008. The weighted average number of shares used in the diluted earnings per share computation were 39.8 million and 39.4 million for the third quarters of 2009 and 2008, respectively.

Thirty-Nine Weeks Ended September 27, 2009 Compared to Thirty-Nine Weeks Ended September 28, 2008

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Thirty-nine weeks ended	September 27, 2009 (Fiscal 2009)	September 28, 2008 (Fiscal 2008)	Fiscal 2009 vs. Fiscal 2008

Net revenues
Shrink Management Solutions	71.7%	74.4%	(24.1)%%
Apparel Labeling Solutions	18.3	15.0	(4.1)
Retail Merchandising Solutions	10.0	10.6	(25.9)

Net revenues	100.0	100.0	(21.3)
Cost of revenues	57.2	58.5	(23.1)

Total gross profit	42.8	41.5	(18.8)
Selling, general, and administrative expenses	35.5	32.9	(15.2)
Research and development	2.8	2.4	(9.0)
Restructuring expense	0.2	0.7	(75.0)
Litigation settlement	0.2	0.1	N/A
Other operating income	—	0.1	N/A

Operating income	4.1	5.5	(42.1)
Interest income	0.3	0.3	(32.2)
Interest expense	0.9	0.6	26.3
Other gain (loss), net	—	(0.3)	N/A

Earnings before income taxes	3.5	4.9	(45.2)
Income taxes	2.1	0.2	N/A

Net earnings	1.4	4.7	(77.3)
Less: (Loss) earnings attributable to noncontrolling interests	—	—	N/A

Net earnings attributable to Checkpoint Systems, Inc.	1.4%	4.7%	(76.3)%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first nine months of 2009 compared to the same period in 2008 decreased by $144.9 million, or 21.3%, from $679.8 million to $534.9 million. Foreign currency translation had a negative impact on revenues of approximately $37.9 million, or 5.6%, in the first nine months of 2009 as compared to the first nine months of 2008.

(amounts in millions)
Thirty-nine weeks ended	September 27, 2009 (Fiscal 2009)	September 28, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 383.3	$ 505.3	$ (122.0)	(24.1)%
Apparel Labeling Solutions	98.1	102.2	(4.1)	(4.1)
Retail Merchandising Solutions	53.5	72.3	(18.8)	(25.9)

Net Revenues	$ 534.9	$ 679.8	$ (144.9)	(21.3)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $122.0 million, or 24.1%, in the first nine months of 2009 as compared to the first nine months of 2008. Foreign currency translation had a negative impact of approximately $23.9 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView™, and Alpha business of $65.0 million, $32.6 million, and $3.7 million, respectively. These declines were partially offset by a $1.6 million increase in our EAS consumables business and a $1.2 million increase in our RFID business.

EAS systems revenues decreased $65.0 million in the first nine months of 2009 as compared to the first nine months of 2008. The decrease was due primarily to declines in revenues of $36.4 million in Europe, $19.0 million in the U.S., and $8.3 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, France, Italy and Belgium without comparable roll-outs in 2009. These declines were partially offset by a chain-wide roll-out in Germany in 2009. The decline in the U.S. was due primarily to large installations during the first nine months of 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to weak economic conditions in Japan and Hong Kong coupled with large chain-wide installations in Australia and New Zealand during 2008 without comparable roll-outs in 2009 offset. The decrease in Asia was partially offset by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

The CheckView™ business declined primarily due to decreases in the U.S. and Asia of $28.3 million and $3.5 million, respectively. The U.S. revenues were benefited by $1.0 million due to a 2008 banking business acquisition without comparable revenues in 2009. The decline in our U.S. retail business was $23.5 million, due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business, excluding the non-comparable acquisition, declined $5.8 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties this year as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.

Our Alpha business declined by $3.7 million during the first nine months of 2009 as compared to the first nine months of 2008. The decrease was due primarily to declines in revenues of $2.5 million in Europe and $2.4 million in the U.S., which was partially offset by a $1.2 million increase in Asia. The decrease in Europe was primarily due to a decrease in volumes due to the current weak economic condition in Europe, which was partially offset by an increase in revenues in the U.K. due to increased sales to a large customer. The decrease in the U.S. was primarily due to a decrease in volumes with several large customers due to the current weak economic condition in the U.S. The increase in Asia was primarily due to an increase in Australia due to sales to several new large customers during 2009.

EAS consumables revenue increased by $1.6 million in the first nine months of 2009 as compared to the first nine months of 2008. The increase was due primarily to increases in revenues of $3.5 million in the U.S. and $1.8 million in Europe, which were partially offset by a $3.7 million decrease in Asia. The increases in the U.S. and Europe were due primarily to the implementation of our new hard tag at source program. Our hard tag at source program growth is a result of our efforts to provide our customers with new innovative solutions that help retailers address shrink at lower costs. Our EAS label business decline was due to declines in Europe, North America, and Asia. The decline in Europe and North America was due primarily to economic factors negatively affecting retail sales and increased competition. The decline in Asia was due primarily to the anticipated loss of customers associated with the acquisition of SIDEP/Asialco.

RFID revenues increased by $1.2 million during the first nine months of 2009 as compared to the first nine months of 2008. The increase was due primarily to increases in revenues of $0.8 million in the U.S. and $0.5 million in Europe. The increase in the U.S. was primarily due to $1.4 million in non-comparables OATSystems Inc. revenues during the first half of 2009, which was partially offset by a decline in OATSystems Inc. revenues during the third quarter of 2009 due to a decrease in non-recurring licensing fees in 2009. The increase in revenues in Europe was due to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use. The increase was partially offset by a decrease in Germany revenues due to a large roll-out that was completed in 2008 with no such comparable roll-out during the first nine months of 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased by $4.1 million, or 4.1%, in the first nine months of 2009 as compared to the first nine months of 2008. The decrease was due primarily to the negative impact of foreign currency translation of $6.6 million, which was partially offset by $4.0 million of revenues from our newly acquired Brilliant business. The remaining decrease of $1.5 million was due to a general overall decline resulting from current economic conditions.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $18.8 million, or 25.9%, in the first nine months of 2009 as compared to the first nine months of 2008. The negative impact of foreign currency translation was approximately $7.4 million. The remaining decrease in our RMS business was due to a decrease in our revenues from RDS of $7.2 million and a decrease in revenues of HLS of $4.1 million. Our RDS decline is due to a general reduction of store remodel work in Europe due to the current economic environment. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RDS and HLS to continue to face difficult revenue trends in 2009 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first nine months of 2009, gross profit decreased by $53.2 million, or 18.8%, from $282.1 million to $228.9 million. The negative impact of foreign currency translation on gross profit was approximately $13.7 million. Gross profit, as a percentage of net revenues, increased from 41.5% to 42.8%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 43.4% in the first nine months of 2009, from 41.4% in the first nine months of 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems, CheckView™ and EAS labels, partially offset by lower margins in our Alpha business. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. CheckView™ margins improved due to better project management during 2009 and cost control. EAS label margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes and increased inventory reserves in 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 37.9% in the first nine months of 2009, from 36.0% in the first nine months of 2008. Apparel Labeling Solutions margins increased due primarily to the better utilization of low cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.6% in the first nine months of 2009, from 50.0% in the first nine months of 2008. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to a decline in margin in our HLS business resulting from manufacturing variances related to a decline in volume and pricing pressures.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A) decreased $34.0 million, or 15.2%, over the first nine months of 2008. Foreign currency translation decreased selling, general, and administrative expenses by approximately $12.0 million. The remaining decrease was due primarily to lower bad debt expense, $1.4 million of deferred compensation expense in 2008 without a comparable charge in 2009, lower sales and marketing expense, and lower general and administrative expenses. The decrease in bad debt expense was attributable to an improved focus on working capital during the first nine months of 2009. The decrease in sales and marketing expense corresponds to the decrease in revenues over the prior year, coupled with an increased effort by management to reduce costs. The decrease in general and administrative expense is due to efforts to reduce costs, coupled with an additional expense that was incurred during the second quarter of 2008 due to a change in executive management with no comparable transition costs in 2009. The cost reduction efforts were due primarily to better control of discretionary spending and the impact of our temporary global payroll reduction and furlough program. These reductions were partially offset by an increase of expenses related to our Brilliant acquisition during the third quarter of 2009 coupled with $2.8 million of non-comparable OATSystems, Inc. expenses during the first half of 2009.

Research and Development Expenses

Research and development (R&D) costs were $14.8 million, or 2.8% of revenues, in the first nine months of 2009 and $16.3 million, or 2.4%, in the first nine months of 2008. Foreign currency translation decreased R&D costs by approximately $0.3 million. Non-comparable R&D expenses generated by OATSystems, Inc. operations during the first half of 2009 were $1.0 million. The remaining decrease was due to due to efforts to reduce costs. The cost reduction efforts were due primarily to the impact of our temporary global payroll reduction and furlough program.

Restructuring Expenses

Restructuring expenses were $1.2 million, or 0.2% of revenues, in the first nine months of 2009, and $4.8 million, or 0.7% of revenues, in the first nine months of 2008.

Litigation Settlement

Litigation expenses were $1.3 million, or 0.2% of revenues, in the first nine months of 2009, and $0.5 million, or 0.1% of revenues, in the first nine months of 2008. Included in the 2009 litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Other Operating Income

Other operating income was $1.0 million, or 0.1% of revenues, in the first nine months of 2008 with no comparable charge in the first nine months of 2009. The 2008 income relates to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.

Interest Income

Interest income for the first nine months of 2009 decreased $0.6 million from the comparable nine months in 2008 due to a decrease in cash on hand during 2009.

Interest Expense

Interest expense for the first nine months of 2009 increased $1.1 million from the comparable nine months in 2008 due to an increase in debt during 2009.

Other Gain (Loss), net

Other gain (loss), net increased by $2.4 million from the comparable nine months in 2008. The increase was due primarily to a foreign exchange loss of $2.2 million in 2008 as compared to a foreign exchange gain of $0.1 million in 2009.

Income Taxes

The effective tax rate for the thirty-nine weeks ended September 27, 2009 was 60.7% as compared to 5.3% for the thirty-nine weeks ended September 28, 2008. Absent restructuring expense and the impact of valuation allowances, the effective tax rate for the thirty-nine weeks ended September 27, 2009 was 41.3% compared to 21.5% for the thirty-nine weeks ended September 28, 2008. The primary change in the 2009 effective tax rate when compared to prior quarters is the change in management’s expectation regarding the future realization of deferred tax assets in Japan and Italy, resulting in discrete tax charges of $2.5 million and $1.1 million, respectively. During the first nine months of 2008, we recorded a $7.4 million benefit relating to discrete events.  Significant items included in the $7.4 million were a $4.8 million benefit relating to the release of a valuation allowance as a result of strategic decisions related to foreign operations, a $1.1 million release of unrecognized tax benefits due to a favorable conclusion of an Australian tax audit, and a $1.7 million tax benefit related to restructuring and deferred compensation expenses.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $7.6 million, or $0.19 per diluted share, in the first nine months of 2009 compared to earnings of $31.9 million, or $0.79 per diluted share, in the first nine months of 2008. The weighted-average number of shares used in the diluted earnings per share computation were 39.5 million and 40.2 million for the first nine months of 2009 and 2008, respectively.

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

As of September 27, 2009, our cash and cash equivalents were $114.8 million compared to $132.2 million as of December 28, 2008. Cash and cash equivalents decreased in 2009 primarily due to $39.9 million of cash used in financing activities and $35.7 million of cash used in investing activities, partially offset by $54.2 million of cash provided by operating activities. Cash from operating activities improved $27.2 million in 2009 compared to 2008, primarily due to improvements in accounts receivable and inventory management, which were partially offset by lower earnings. The improvement in accounts receivable in 2009 resulted primarily from a decrease in the sales activity during the first nine months of 2009 as compared to the first nine months of 2008 coupled with a concentrated effort to improve working capital through enhanced collection efforts. The improvement in inventory was primarily the result of improved inventory management and lower revenues for the first nine months of 2009 compared to the first nine months of 2008, which resulted in lower inventory levels. Cash used in investing activities was $17.9 million less in 2009 compared to 2008. This was due primarily to the amount paid for the acquisitions of OATSystems, Inc. and Security Corporation, Inc. in 2008, which was partially offset by the amount paid for Brilliant in 2009, and a decrease in the acquisitions of property, plant and equipment and intangible assets in 2009.  Cash used in financing activities was $40.0 million greater in 2009 compared to 2008. This was due primarily to a $23 million payment to retire the senior unsecured multi-currency credit facility and an $8.5 million payment to extinguish our existing Japanese local line of credit during the first nine months of 2009, coupled with an increase in borrowings in 2008 that was used to finance our stock repurchase program and OATSystems, Inc. acquisition.

Our percentage of total debt to total equity as of September 27, 2009, was 24.0% compared to 28.8% as of December 28, 2008.

We continue to reinvest in the Company through our investment in technology and process improvement. In the first nine months of 2009, our investment in research and development amounted to $14.8 million, as compared to $16.3 million in 2008. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2009, we anticipate spending of approximately $7 million on research and development for the remainder of 2009.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2009, our contribution to these plans was $3.8 million. Our funding expectation for 2009 is $5.1 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment and intangibles during the first nine months of 2009 totaled $10.3 million compared to $12.3 million during the first nine months of 2008. During 2009, our acquisition of property, plant, and equipment and intangibles consisted of $9.0 million of capital expenditures and $1.3 million was related to the purchase of a patent. We anticipate our capital expenditures, used primarily to upgrade technology and improve our production capabilities, to approximate $4 million for the remainder of 2009.

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The payment to acquire Brilliant is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows. During the third quarter of 2009, $9.0 million of debt payments were made and consisted of $4.2 million of the current portion of long-term debt, $3.1 million in factoring payments, and $1.7 million of bank overdraft payments.

Our Brilliant business has variable interest rate full-recourse factoring arrangements of accounts receivable with a maximum limit of $3.2 million (HKD 25.0 million) and totaled $2.9 million (HKD 22.1 million) as of September 27, 2009. The arrangements are secured by trade receivables. The arrangement bears interest of HKD Prime Rate + 1.00%.  On September 27, 2009, the interest rate was 6.00%.  The factoring arrangement is included in short-term borrowings in the accompanying consolidated balance sheets. Factoring payments were included in the cash used in financing activities section of our consolidated statement of cash flows.

Our Brilliant business has a banking facility that includes trade finance facilities, an overdraft facility, and a short term money market loan.  The aggregate amount outstanding under the banking facility totaled $1.6 million (HKD 12.6 million) as of September 27, 2009.  The banking facility is secured by a fixed cash deposit of $0.5 million (HKD 4.0 million).  Interest rates on these arrangements range from HKD Prime Rate + 0.75% to HKD Prime Rate + 1.75%.  The weighted average interest rate on these arrangements at September 27, 2009 is 6.41%.  The banking facility is included in short-term borrowings and the secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets. Factoring payments and overdraft payments were included in the cash used in financing activities section of our consolidated statement of cash flows.

Brilliant’s overdraft facilities have a maximum borrowing limit of $0.8 million (HKD 6.2 million) and totaled $0.7 million (HKD 5.1 million) at September 27, 2009.  The facilities are secured by a fixed cash deposit of $0.6 million (HKD 5.0 million). The interest rates on these arrangements range from HKD Prime Rate + 1.75% to HKD Prime Rate + 2.25%.  On September 27, 2009, the weighted average interest rate on the overdraft facilities is 6.86%.  The overdraft facilities are included in short-term borrowings and the secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets. Overdraft payments were included in the cash used in financing activities section of our consolidated statement of cash flows.

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

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan was renewed in April 2009 for a 12 month period. As of September 27, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. Upon maturity of the Asialco loans, the Company intends to renew the outstanding borrowings for a period of one year.

In August 2009, $8.5 million (¥800 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying consolidated balance sheets.

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

Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75% based on our leverage ratio of consolidated funded debt to EBITDA. Under the Secured Credit Facility, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment. Our availability under the Secured Credit Facility will be reduced by letters of credit of up to $25 million, of which $1.4 million are outstanding at September 27, 2009. There are no other restrictions on our ability to draw down on the available portion of our Secured Credit Facility.

The Secured Credit Facility contains certain covenants that include requirements for a maximum ratio of debt to EBITDA, a maximum ratio of interest to EBITDA, and a maximum threshold for capital expenditures. As of September 27, 2009, we were in compliance with all covenants. The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. Based upon our projections, we do not anticipate any issues with meeting our existing debt covenants over the next twelve months.

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

Provisions for Restructuring

Restructuring expense for the three and nine month periods ended September 27, 2009 and September 28, 2008 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 1	$ 162	$ 24	$ 741
2005 Restructuring Plan
Severance and other employee-related charges	152	409	1,188	3,357
Lease termination costs	—	(1)	—	71
Asset impairment	—	(3)	—	398
Acquisition restructuring costs	—	281	—	281
Total	$ 153	$ 848	$ 1,212	$ 4,848

Restructuring accrual activity for the nine months ended September 27, 2009 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 9/27/2009
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ 652	$ 157	$ (133)	$ (670)	$ —	$ (6)	$ —
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,439	(251)	(3,845)	—	(31)	614
Acquisition restructuring costs (1)	568	—	—	(150)	(322)	(7)	89
Total	$ 4,522	$ 1,596	$ (384)	$ (4,665)	$ (322)	$ (44)	$ 703

(1) During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During the first nine months of 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS), formerly Check-Net®,  business and to support incremental improvements in our EAS systems and labels businesses.

For the nine months ended September 27, 2009, there was a net charge to earnings of $24 thousand recorded in connection with the Manufacturing Restructuring Plan.

As of September 27, 2009, the total number of employees affected by the Manufacturing Restructuring Plan were 76, of which all have been terminated. The remaining anticipated costs are expected to be incurred through the end of 2010 and are expected to approximate $3.0 million to $4.0 million, of which $1.6 million has been incurred and paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $6 million.

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

For the nine months ended September 27, 2009, a net charge of $1.2 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs.

The total number of employees affected by the 2005 Restructuring Plan were 897, of which all have been terminated. The anticipated total cost is expected to approximate $32 million, of which $32 million has been incurred and $31 million paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $36 million.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 28, 2008. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $19.5 million as of September 27, 2009, and $18.5 million as of December 28, 2008, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In September 2009, we adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for us in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. Our adoption of ASC 105-10-05 did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The standard amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the standard would also apply the provisions of the new standard. Disclosure requirements were also expanded to enable the evaluation of the nature and financial effects of the business combination. For the Company, the standard is effective for business combinations occurring after December 28, 2008. Adoption of the standard did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. This standard was applied to business combinations disclosed in Note 4 that were completed after 2008.  Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, the standard could significantly effect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of September 27, 2009, such deferred tax valuation allowances amounted to $4.6 million.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective December 29, 2008 did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued an accounting standard codified within ASC 810, “Consolidation”.  The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  Noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent’s equity. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of the standard is for fiscal years beginning after December 15, 2008. We adopted the standard on December 29, 2008. As of September 27, 2009, our noncontrolling interest totaled $0.7 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated presentation and disclosure requirements in our consolidated financial statements for the first nine months of 2009.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the standard on December 29, 2008. See Note 10 for our enhanced disclosures required under this standard.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the standard on December 29, 2008. We do not expect the standard to have a material impact on our accounting for future acquisitions of intangible assets.

In June 2008, the FASB issued an accounting standard codified within ASC 260, “Earnings Per Share” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, an entity is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the standard’s provisions. We adopted this pronouncement effective December 29, 2008 and the adoption did not have an impact on our calculation of earnings per share.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be applied by us to intangible assets acquired on or after December 29, 2008.

In December 2008, the FASB issued an accounting standard codified within ASC 810, “Consolidation” and ASC 860, “Transfers and Servicing”. The standard was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no required disclosures.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” (ASC 825-10-65) that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 10 for our disclosures required under the standard.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on our consolidated results of operations and financial condition.

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.  See Note 1, “Basis of Accounting” for the required disclosures.

In August 2009, the FASB issued ASU No. 2009-04, “Accounting for Redeemable Equity Instruments.”  The ASU represents an update to ASC 480-10-S99 “Distinguishing Liabilities from Equity.”  This update provides guidance on what type of instruments should be classified as temporary versus permanent equity, as well as guidance with respect to measurement.  The adoption of the ASU did not have a material impact on our consolidated results of operations and financial condition.

New Accounting Pronouncements and Other Standards

In December 2008, the FASB issued an accounting standard codified within ASC 715, “Compensation – Retirement Benefits” that requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The disclosures under this standard are effective for us for the fiscal year ending December 27, 2009.  We are currently evaluating the requirements of these additional disclosures.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which has yet to be codified in the ASC.  Once codified, the standard would amend ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No. 46(R),” which has yet to be codified within the ASC.  Once codified, the standard would amend ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and  will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We are currently evaluating the impact of this standard on our consolidated results of operations and financial condition.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The ASU is effective for the first interim reporting period beginning after its issuance, which for us would be the fourth fiscal quarter of 2009.  The adoption of the ASU is not expected to have a material impact on our consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of the adoption of these ASUs on the Company’s consolidated results of operations or financial condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.  Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.  As of September 27, 2009, we had currency forward exchange contracts with notional amounts totaling approximately $12.6 million. The fair value of the forward exchange contracts was reflected as a $136 thousand asset and is included in other current assets in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our North American, Western European, Canadian, and Australian operations. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2009 to June 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.  As of September 27, 2009, the fair value of these cash flow hedges were reflected as a $0.6 million liability and are included in other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $15.1 million (€10.8 million) and the unrealized loss recorded in other comprehensive income was $1.1 million (net of taxes of $23 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and nine month periods ended September 27, 2009, a $0.1 million and $2.1 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized a zero and $8 thousand loss during the three and nine months ended September 27, 2009 for hedge ineffectiveness, respectively.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.  As of September 27, 2009, the fair value of the interest rate swap agreement was reflected as a $0.4 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.3 million (net of taxes of $0.1 million). We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months.  The Company recognized no hedge ineffectiveness during the three and nine months ended September 27, 2009.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the Company's third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Settlements

During the second quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

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

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	November 5, 2009
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

EXHIBIT 4.1	Amendment No. 2 to Rights Agreement, are hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2009.

EXHIBIT 31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert P. van der Merwe, Chairman of the Board of Directors, President and Chief Executive Officer.

EXHIBIT 31.2	Rule 13a-4(a)/15d-14(a) Certification of Raymond D. Andrews, Senior Vice President and Chief Financial Officer.

EXHIBIT 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 936 of the Sarbanes-Oxley Act of 2002.