Form 10-K
CHECKPOINT SYSTEMS INC
filed 2010-02-23
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2009
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
Yes ☐     No ☐

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
Yes ☐     No ☑

As of June 28, 2009, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $589,167,871.

As of February 12, 2010, there were 39,100,096 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHECKPOINT SYSTEMS, INC.

FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: changes in our senior management and other matters relating to the implementation of our succession plan; our ability to integrate recent acquisitions and to achieve related financial and operational goals; changes in international business and economic conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; a failure to manage our growth effectively; and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” We do not undertake to update our forward-looking statements, except as required by applicable securities laws.

Item 1. BUSINESS

Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven end-to-end loss prevention, merchandising and labeling solutions to the retail and apparel industry. We provide solutions to brand, track and secure goods for retailers, apparel manufacturers and consumer product manufacturers worldwide.

Retailers and manufacturers are increasingly focused on identifying and protecting assets that are moving through the supply chain. On the sales floor, retailers need to make sure that the right merchandise is in stock to satisfy customers and boost sales. To address this market opportunity, we have built the necessary infrastructure to be a single global source for shrink management, merchandise tracking and visibility, and apparel labeling solutions.

We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, source tagging security solutions, secure merchandising solutions using RF and acoustic-magnetic (AM) technology, branding tags and labels for apparel. In Europe, we are a leading provider of retail display systems (RDS) and hand-held labeling systems (HLS). We are also a leading provider and installer of store monitoring solutions, including fire alarms, intrusion alarms and digital video recorders for the retail environment in the U.S. Our labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers across many markets and industries. Applications for tags and labels include brand identification, automatic identification (auto-ID), retail shrink management, fabric and woven tags and labels, and pricing and promotional labels. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 30 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

COMPANY HISTORY

Founded in 1969, we were incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, Logistics, pursuant to the terms of its merger into Lydall, Inc., distributed our common stock to Logistics’ shareholders as a dividend.

Historically, we have expanded our business both domestically and internationally through acquisitions, internal growth using wholly-owned subsidiaries, and the utilization of independent distributors. In 1993 and 1995, we completed two key acquisitions that gave us direct access into Western Europe. We acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies engaged in the manufacture, distribution, and sale of EAS systems throughout Europe.

In December 1999, we acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. This acquisition doubled our revenues and provided us with an increased breadth of product offerings and global reach.

In January 2001, we acquired A.W. Printing Inc., a Houston, Texas-based printer of tags, labels, and packaging material for the apparel industry.

In January 2006, we completed the sale of our barcode systems business to SATO, a global leader in barcode printing, labeling, and Electronic Product Code (EPC)/Radio Frequency Identification (RFID) solutions.

In November 2006, we acquired ADS Worldwide (ADS). Based in Hull, England, ADS is an established supplier of tags, labels and trim to apparel manufacturers, retailers and brands around the world. ADS provides us with new technological and production capabilities and is in line with our strategy to grow our apparel labeling solutions business to create increased value for our customers and stockholders.

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

In November 2007, we also acquired SIDEP, an established supplier of EAS systems operating in France and China, and Shanghai Asialco Electronics Co. Ltd. (Asialco), a China-based manufacturer of RF-EAS labels. With facilities in Shanghai, China, Asialco significantly increased our label manufacturing capacity in Asia. SIDEP and Asialco will help us meet the growing demand in Asian markets.

In January 2008, we purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector.

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

In August 2009, we acquired Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels. Brilliant Label, through its facilities in Hong Kong and China, adds significant capacity to Checkpoint’s world-class apparel labeling business. This acquisition enables us to meet greater demand for fabric and woven tags and labels and expands our global manufacturing footprint. Additionally, our labeling business extends the use of paper, fabric and woven labels beyond branding, variable data and garment care information by enabling discreet integration of RF-EAS and RFID tags. These capabilities enable apparel retailers and vendors to brand, track and secure their products at the point of manufacture using a single solution.

Products and Offerings

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The years ended 2008 and 2007 have been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements.

Each of these segments offer an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and its respective products and services are described below.

SHRINK MANAGEMENT SOLUTIONS

Our largest business is providing shrink management and merchandise visibility solutions to retailers. Our diversified line of security products are designed to help retailers prevent inventory losses caused by impulse theft, organized retail theft, and employee theft, reduce selling costs through lower staff requirements, and boost sales by having the right goods available when customers are ready to buy. Our products facilitate the open display of merchandise, which allows retailers to maximize sales opportunities. Offering our own proprietary RF-EAS and EM-EAS technologies, we believe that we hold a significant share of worldwide EAS systems installations. EAS systems revenues accounted for 29%, 35%, and 37% of our 2009, 2008, and 2007 total revenues, respectively.

We offer a wide variety of EAS-RF and EAS-EM labels that provide security solutions that can be matched to specific retail requirements. Under our source tagging program, tags can be attached or embedded in products or packaging at the point-of-manufacture. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include an EAS or a RFID circuit. This integration is based on the critical objective of supporting the rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and to reduce labor costs by tagging and labeling products at the source. EAS-RF and EAS-EM label revenues represented 16%, 12% and 14% of our total revenues for 2009, 2008, and 2007, respectively.

The installation of store monitoring solutions through our CheckView™ business includes fire, intrusion and digital video recording systems. For 2009, 2008, and 2007, the CheckView™ business represented 14%, 17%, and 17% of our revenues, respectively.

We acquired our Alpha business on November 1, 2007. Alpha is unique in its focus on both design and manufacturing of high theft protection products. Alpha products are designed to offer retailers security, aesthetics, value and ease of use in an “open display” format. For 2009, 2008, and 2007, the Alpha business represented 10%, 9%, and 1% of our revenues, respectively.

No other product group in this segment accounted for as much as 10% of our revenues.

These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to retailers around the world. Shrink Management Solutions represented approximately 72%, 75%, and 73% of total revenues in 2009, 2008, and 2007, respectively.

Electronic Article Surveillance Systems

We have designed EAS systems to act as a deterrent to prevent merchandise theft in retail stores. Our diversified product lines are designed to help reduce impulse theft, organized retail theft, and employee theft and enable retailers to sell more by openly displaying high-margin and high-cost items.

During early 2008, we introduced EVOLVE™, our state-of-the-art shrink management platform. EVOLVE™ is our next-generation suite of RF and RFID-enabled products providing enhanced system performance with advanced information management and networking capabilities in a more aesthetically pleasing format. EVOLVE™ is compatible with our CheckPro data analysis software and our complete line of EAS labels and tags as well as products of other suppliers. Our business model relies upon customer commitments for our security product installations to a large number of their stores over a period of several months (large chain-wide installations). This new product will allow our existing customers to upgrade their security offerings and should result in increased installations for the future. The enhanced capabilities of the EVOLVE™ platform should also attract interest from new retail customers.

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

Electronic Article Surveillance Consumables

We produce EAS-RF and EAS-EM labels that work in combination with our EAS systems to reduce merchandise theft in retail stores. Our diversified product line of discrete, disposable labels and one-time-use hard tags are designed to enable retailers to protect a diverse array of easily-pocketed, high shrink merchandise. While EAS labels can be applied in retail stores and distribution centers, an increasing percentage of our customers are taking advantage of our source tagging program. With source tagging, EAS labels and hard tags are configured to the merchandise and specific security requirements of the customer and applied at the point of manufacture. Our paper thin EAS labels have characteristics that are easily integrated with high-speed automated application systems. We have recently launched a new generation of EAS labels with enhanced performance EP labels. These labels are smaller yet provide superior detection capability.

Alpha

We provide retailers with innovative and technically advanced products engineered to protect high-theft merchandise. Alpha is unique in its focus on both design and manufacturing of high theft protection products. Alpha products are designed to offer retailers security, aesthetics, value and ease of use. Alpha pioneered the “open display” security philosophy by providing retailers a truly safe means to bring merchandise from behind locked cabinets and openly display it. The product line consists of keepers, spider wraps, bottle security, and hard tags. Alpha recently introduced a new product, Showsafe, which is a line alarm system for protecting display merchandise. All Alpha products are available in AM, RF, or EM formats.

CheckView™ — Video, Fire and Intrusion Systems

We provide complete physical and electronic store monitoring solutions, including fire alarms, intrusion alarms and digital video recording systems for retail environments. CheckView’s™ exclusive focus on retail offers centralized project coordination supported by a large field management structure. Our product and application teams evaluate and support new technology development and our design department engineers each project. Our video surveillance solutions address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of closed circuit television products and services including fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance.

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

RFID Tags and Labels

We produce RFID tags and labels, leveraging our high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers business. During June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. will build on our strategy to help retailers and suppliers with our EVOLVETM EAS platform to more easily migrate to EPC RFID. As our industry moves to a common EPC standard, we will be able to offer solutions that enable retailers and their suppliers to gain deeper visibility of assets and merchandise — further reducing shrink and increasing bottom-line profits while enhancing the on-shelf availability of merchandise for consumers.

APPAREL LABELING SOLUTIONS

Apparel Labeling Solutions (ALS) is our second largest business. We provide apparel retailers, brand owners, and manufacturers with a single source of their apparel labeling requirements. ALS is our web-enabled apparel labeling solutions platform and network of 28 service bureaus located in 22 countries that supplies customers with customized apparel tags and labels to the location where the goods are manufactured. Our order entry, logistics, and data management capabilities facilitates on-demand printing of variable pricing and article identification data and barcode information onto price and apparel tags. ALS also offers a product line that integrates our EAS-RF security labels into customized apparel tags.

Our service bureau network is one of the most extensive in the industry, and its ability to offer integrated branding, barcode, and EAS security tags places it among just a handful of suppliers who possess this capability. Our printing capacity and service bureau network expanded in August 2009 with the acquisition of Brilliant Label Manufacturing Ltd. The acquisition of Brilliant also enables us to meet the greater demand for fabric and woven tags and labels.

ALS revenues represented 18%, 15%, and 15% of our total revenues for 2009, 2008, and 2007, respectively.

RETAIL MERCHANDISING SOLUTIONS

Our retail merchandising solutions business includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this business segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our hand-held labeling systems products are serving a declining market. Retail merchandising solutions, which is focused on European and Asian markets, represents approximately 10% of our business, with no product group in this segment accounting for as much as 10% of our revenues.

Hand-held Labeling Systems

Hand-held labeling systems (HLS) include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications have continued to decline. Our HLS products possess a market leading position in several European countries.

Retail Merchandising Systems

Retail merchandising systems (RMS) include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself, where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics systems, and customer queuing systems.

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

To achieve these objectives, we plan to continually enhance and expand our technologies and products, and provide superior service to our customers. We are focused on providing our customers with a wide variety of integrated shrink management solutions, labeling, and retail merchandising solutions characterized by superior quality, ease of use, good value, and enhanced merchandising opportunities for the retailer, manufacturer, and distributor.

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

We are focused on “Helping Retailers Grow Profitability” by providing our customers with a wide variety of integrated solutions. Our ongoing marketing strategy includes the following:

▪	communicate the synergies within Checkpoint’s product portfolio to demonstrate the unique value that the collection of these products bring to customers as a holistic, end-to-end solutions;

▪	open new, and expand existing retail accounts with new products that will increase penetration through integrated value-added solutions for labeling, security, and merchandising;

▪	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

▪	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

▪	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

▪	assist retailers in understanding the benefits and implementation of the new EPC using RFID technology.

We market our products primarily:

▪	by providing total loss prevention solutions to the retailer;

▪	by communicating, messaging and highlighting Checkpoint’s unique position as a single source provider of integrated and complete solutions for retailers;

▪	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

▪	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

▪	through direct sales efforts, comprehensive public relations efforts, online marketing and targeted trade show participation;

▪	through superior service and support capabilities; and

▪	by emphasizing source tagging benefits.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

▪	increase installation of EAS equipment on a chain-wide basis with leading retailers around the world;

▪	offer integrated tag solutions, including custom tag conversion that addresses the needs of branding, tracking, and loss prevention;

▪	assist retailers in promoting source tagging with vendors;

▪	broaden penetration of existing accounts by promoting our in-house printing, global service bureau network, and labeling solution capabilities;

▪	support manufacturers and suppliers to speed implementation;

▪	expand RF tag technologies and products to accommodate the needs of the packaging industry; and

▪	develop compatibility with EPC/RFID technologies.

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

CheckView™ — Video, Fire and Intrusion Systems

We are primarily an integrator of video, fire and intrusion components manufactured by others. In the U.S., we use in-house capabilities to assemble products such as the pan/tilt/zoom dome camera and other products such as the Advanced Public View (APV) system. The software component of the system is added during product assembly at our operational facilities.

Apparel Labeling Solutions and Retail Merchandising Solutions

We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the U.S., the U.K., China, and Malaysia. Local production facilities are also situated in Hong Kong, China and Turkey. Our facilities in the Netherlands, the U.S., and the U.K. manufacture labels and tags for laser overprinting. With the acquisition of Brilliant in August 2009, we acquired fabric and woven labels manufacturing facilities in China. ALS has a network of 28 service bureaus located in 22 countries that supplies customers with customized apparel tags and labels to the location where the goods are manufactured. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

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

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 14 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, India, Japan, Malaysia, China, Mexico, and New Zealand.

CheckView™ — Video, Fire and Intrusion Systems

We market video systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.

Apparel Labeling Solutions and Retail Merchandising Solutions

Our customers in the apparel labeling solutions and retail merchandising solutions businesses are primarily found within the retail sector and retail supply chain. Major customers include companies within industries such as food retailing, DIY, department stores, and apparel retailers.

Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products or, if the complexity or size of the business demands, a dedicated business specialist.

BACKLOG

Our backlog of orders was approximately $50.2 million at December 27, 2009 compared to approximately $51.8 million at December 28, 2008. We anticipate that substantially all of the backlog at the end of 2009 will be delivered during 2010. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

TECHNOLOGY

We believe that our patented and proprietary technologies are important to our business and future growth opportunities, and provide us with distinct competitive advantages. We continually evaluate our domestic and international patent portfolio, and where the cost of maintaining the patent exceeds its value, such patent may not be renewed. The majority of our revenues are derived from products or technologies that are patented or licensed. There can be no assurance, however, that a competitor could not develop products comparable to ours. Our competitive position is also supported by our extensive manufacturing experience and know-how.

PATENTS & LICENSING

On October 1, 1995, we acquired certain patents and improvements thereon related to EAS products and manufacturing processes from Arthur D. Little, Inc. for which we paid annual royalties. Our payment obligation terminated on December 31, 2008, and since then we have held a royalty free license.

We also license technologies relating to RFID applications, EAS products, certain sensors, magnetic labels, and fluid tags. These license arrangements have various expiration dates and royalty terms, which are not considered by us to be material.

Apparel Labeling Solutions and Retail Merchandising Solutions

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

COMPETITION

Electronic Article Surveillance

Currently, EAS systems and labels are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its ADT Worldwide segment. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s 2009 revenues were approximately $17.2 billion, of which $7.0 billion was attributable to the ADT Worldwide segment.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc. in EAS systems and consumables, and All-Tag Security in EAS-RF labels, principally in the retail market. Within our international markets, mainly Europe, Nedap® is our most significant competitor. The largest competitors of the Alpha S3 secured merchandising product line include Universal Surveillance Systems, Protext International Corporation, Se-Kure Controls, Inc, and Century.

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

CheckView™ — Video, Fire and Intrusion Systems

Our video, fire and intrusion products, which are sold domestically through our CheckView™ Group, and video products sold internationally through our international sales subsidiaries, compete primarily with similar products offered by Tyco, Vector Security, Inc., and Stanley Security Solution. We compete based on our superior design and project management services and believe that our offerings provide our retail and non-retail customers with distinctive system features.

Apparel Labeling Solutions

We sell our apparel labeling solutions services, including tags and labels, to the retail market. Major competitors for our label products are Avery Dennison Corporation, SML Group, and Fineline Technologies. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.

Retail Merchandising Solutions

We face no single competitor across our entire retail merchandising solutions product range or across all international markets. HL Display AB is our largest competitor in the retail display systems market, primarily in Europe. In the HLS segment, we compete with Contact, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix.

OTHER MATTERS

Research and Development

We spent $20.4 million, $22.6 million, and $18.2 million, in research and development activities during 2009, 2008, and 2007, respectively. The emphasis of these activities is the continued broadening of the product lines offered by us, cost reductions of the current product lines, and an expansion of the markets and applications for our products. We believe that our future growth in revenues will be dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products. The August 2009 acquisition of Brilliant Label Manufacturing Ltd has strengthened and expanded our core apparel labeling offering. Brilliant’s woven and printed label manufacturing capabilities move us closer to becoming a recognized global provider of apparel labeling solutions.

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

We continue to assess acquisitions of related businesses or products consistent with our overall product and marketing strategies. We also continue to develop and expand our product lines with improvements in disposable tag performance, disposable tag manufacturing processes, and wide-aisle RF-EAS detection sensors with integration of remote and wireless internet connectivity and RFID integration.

Employees

As of December 27, 2009, we had 5,785 employees, including seven executive officers, 113 employees engaged in research and development activities, and 568 employees engaged in sales and marketing activities. In the United States, 9 of our employees are represented by a union. In Europe, approximately 282 of our employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 27, 2009, and long-lived assets as of December 27, 2009 and December 28, 2008, is provided in Note 19 to the Consolidated Financial Statements.

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

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Robert P. van der Merwe	57	3 years	Chairman since December 2008, President and Chief Executive Officer since December 2007
Raymond D. Andrews	56	5 years	Senior Vice President and Chief Financial Officer since December 2007
Bernard Gremillet	57	6 years	Executive Vice President, Global Customer Management since January 2009
Per H. Levin	52	15 years	President, Shrink Management and Merchandise Visibility Solutions since March 2006
Steven Davidson	52	2 year	President, Global Apparel Labeling Solutions since October 2008
John R. Van Zile	57	6 years	Senior Vice President, General Counsel and Secretary since June 2003
Farrokh Abadi	48	6 years	Senior Vice President and Chief Innovation Officer since October 2008

Mr. van der Merwe was appointed President and Chief Executive Officer on December 27, 2007. In December 2008, Mr. van der Merwe was appointed our Chairman of the Board and has been a member of our Board of Directors since October 2007. He previously served as President and Chief Executive Officer of Paxar Corporation, a global leader in providing innovative merchandising systems to retailers and apparel customers. He became Chairman of the Board of Paxar in January 2007, and served in these capacities until Paxar’s sale to Avery Dennison in June 2007. Prior to joining Paxar, Mr. van der Merwe held numerous executive positions with Kimberly-Clark Corporation from 1980 to 1987 and from 1994 to 2005, including the positions of Group President of Kimberly-Clark’s global consumer tissue business and Group President of Europe, Middle East and Africa. Earlier in his career, Mr. van der Merwe held managerial positions in South Africa at Xerox Corporation and Colgate Palmolive.

Mr. Andrews was appointed Senior Vice President and Chief Financial Officer on December 6, 2007. Mr. Andrews was Senior Vice President and Chief Accounting Officer from August 2005 until December 2007. He previously served as Controller of INVISTA S.a’r.l., a subsidiary of Koch Industries, where he oversaw the company’s accounting operations in North and South America, Europe and Asia. Prior to the acquisition by Koch Industries, Mr. Andrews was Director of Accounting Operations of INVISTA Inc. From 1998 to 2002, Mr. Andrews served as Controller for DuPont Pharmaceuticals Company and then Bristol-Myers Squibb Pharma Company, a subsidiary of Bristol-Myers Squibb, when that company acquired DuPont Pharmaceuticals in 2001. Prior to being appointed Controller, he held positions of increasing responsibility at DuPont Merck Pharmaceutical Company and the DuPont Company. Mr. Andrews is a Certified Public Accountant.

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

Mr. Van Zile has been Senior Vice President, General Counsel and Secretary since joining the Checkpoint in June 2003. Prior to joining us, Mr. Van Zile served as Executive Vice President, General Counsel and Secretary of Exide Corporation from September 2000 until October 2002, and was Vice President and General Counsel from November 1996 until September 2000. Prior to Exide Corporation, Mr. Van Zile held positions of increasing legal responsibility at GM-Hughes Electronics Corporation and Coltec Industries.

Mr. Abadi was appointed Senior Vice President and Chief Innovation Officer in October 2008. Mr. Abadi retains responsibility for our procurement and systems supply chain. He also served as Senior Vice President, Worldwide Operations from April 2006 until October 2008 and Vice President and General Manager, Worldwide Research and Development from November 2004 until April 2006. Prior to joining Checkpoint, Mr. Abadi was Senior Vice President of Global Cross-Industry Practices at Atos Origin from February 2004 until November 2004. Mr. Abadi held various senior management positions with Schlumberger for over eighteen years.

Item 1A. RISK FACTORS

The risks described below are among those that could materially and adversely affect our business, financial condition or results of operations. These risks could cause actual results to differ materially from historical experience and from results predicted by any forward-looking statements related to conditions or events that may occur in the future.

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

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 30 countries, and our international operations generate approximately 66% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

▪	the difficulty in enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

▪	trade protection measures and import or export licensing requirements;

▪	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

▪	compliance with a variety of foreign laws and regulations;

▪	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

▪	the threat of nationalization and expropriation;

▪	increased costs and risks of doing business in a number of foreign jurisdictions;

▪	changes in enacted tax laws;

▪	limitations on repatriation of earnings; and

▪	fluctuations in equity and revenues due to changes in foreign currency exchange rates.

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

Our net revenue derived from sales in non-U.S. markets is approximately 66% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, which is our functional currency.

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

Our business is heavily dependent on the retail marketplace. Changes in the economic environment including the liquidity and financial condition of our customers or reductions in retailer spending could adversely affect our revenues and results of operations. In a period of decreased consumer spending, retailers could respond by reducing their spending on new store openings and loss prevention budgets. This reduction could directly impact our SMS business, as a reduction in new store openings will lower demand for SMS EAS systems and consumables and CheckView™ installations. Additionally, lower loss prevention budgets could reduce the amount retailers will be willing to spend to upgrade existing store technology. Label demand could also be impacted due to lower loss prevention budgets as retailers may reduce the percentage of items covered. In addition, our label volume increases as more items are sold through the retailer and lower demand decreases the volume related to the items tagged by the retailer. As retail sales volumes decline, label demand may also decline. A decrease in the demand for our products resulting from reduced spending by retailers due to fewer store openings, reduced loss prevention budgets and slower adoption of our new technology could have a material adverse effect on our revenues and results of operations.

Our business could be materially adversely affected as a result of slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion.

Our revenues are dependent on our ability to maintain and increase our system installation base. The SMS EAS system installation base leads to additional revenues, which we term as “recurring revenues,” through the sale of maintenance services and SMS EAS consumables including sensor tags. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing, an approach known as source tagging.

The level of commitments for chain-wide installations may decline due to decreased consumer spending that then results in reduced spending on loss prevention by our retail customers, our failure to develop new technology that entices the customer to maintain their commitment to our loss prevention products and services, and competing technologies. A reduction in the commitment for chain-wide installations may also impact our ability to expand utilization of our source tagging program. A reduction in commitments to chain-wide installations and utilization of our source tagging program could have an adverse effect on our revenues and results of operations.

The markets we serve are highly competitive and we may be unable to compete effectively if we are unable to provide and market innovative and cost-effective products at competitive prices.

We face competition around the world, including competition from other large, multinational companies and other regional companies. Some of these companies may have substantially greater financial and other resources than the Company. We face competition in several aspects of our business. In the SMS EAS systems and Alpha S3 businesses and SMS EAS consumables business, we compete primarily on the basis of integrated security solutions and diversified, sophisticated, and quality product lines targeted at meeting the loss prevention needs of our retail customers. In our CheckView™ business, we compete primarily on the basis of efficient installation capability that is in place in North America. In the ALS business, we compete primarily on the capability to effectively and quickly deliver retail customer specified tags and labels to manufacturing sites in multiple countries. It is possible that our competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot offer or that will make our products less profitable. It is also possible that our competitors will offer incentive programs or will market and advertise their products in a way that will impact customers’ preferences, and we may not be able to compete effectively.

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

▪
develop and fund technological innovations, such as those related to our next generation EAS product solutions, continued investment in evolving RFID technologies, and other innovative security device, software, and systems initiatives;

▪	receive and maintain necessary patent and trademark protection; and

▪	successfully anticipate customer needs and preferences.

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

Our manufacturing capacity is designed to meet our current and future anticipated demands. If our product demand decreases as a result of economic conditions and other factors, it could increase our cost per unit. If an increase in our cost per unit is passed on to our customers, it may decrease our competitive position, which may have an adverse effect on our revenues and results of operations. If an increase in cost per unit is not passed on to our customers, it may reduce our gross margins, which may have an adverse effect on our results of operations. Our SMS EAS consumables and ALS manufacturing have various low price competitors globally. In order for us to maintain and improve our market position, we need to continuously monitor and seek to improve our manufacturing effectiveness while maintaining our high quality standard. If we are unsuccessful in our efforts to improve manufacturing and supply chain effectiveness, then our cost per unit may increase which could have an adverse impact on our results of operations.

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

We have entered into a secured credit facility agreement that restricts certain activities, and failure to comply with this agreement may have an adverse effect on our financial condition, results of operations and cash flows.

We maintain a secured credit facility that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios.  We may have to curtail some of our operations to comply with these covenants.   In addition, our secured credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the secured credit facility requirements, we may be in default, and we may not be able to obtain the necessary amendments to the credit agreement or waivers of an event of default. Upon an event of default if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

Changes in legislation or governmental regulations, policies or standards applicable to our products may have a significant impact on our ability to compete in our target markets.

We operate in regulated industries. Our U.S. operations are subject to regulation by federal, state, and local governmental agencies with respect to safety of operations and equipment, labor and employment matters, and financial responsibility. Our SMS EAS products are subject to FCC regulation, and our international operations are regulated by the countries in which they operate, including regulation of the Conformité Européene (CE) in Europe. Failure to comply with laws or regulations could result in substantial fines or revocation of our operating permits or licenses. If laws and regulations change and we fail to comply, our financial condition, results of operations, or cash flows could be materially and adversely affected.

Our ability to implement cost reductions in field services, selling, general and administrative expenses, and our manufacturing and supply chain operations may have a significant impact on our business and future revenues and profits.

We have taken actions to rationalize our field service, improve our sales productivity, reduce our general and administrative expenses, and reconfigure our manufacturing and supply chain operations. Such rationalization actions require management judgment on the development of cost reduction strategies and precision on the execution of those strategies. We may not realize, in full or in part, the anticipated benefits from these initiatives, and other events and circumstances, such as difficulties, delays, or unexpected costs may occur, which could result in our not realizing all or any of the anticipated benefits. We also cannot predict whether we will realize improved operating performance as a result of any cost reduction strategies. Further, in the event the market continues to fluctuate, we may not have the appropriate level of resources and personnel to react to the change. We are also subject to the risk of business disruption in connection with our restructuring initiatives, which could have a material adverse effect on our business and future revenues and profits.

We continue to evaluate opportunities to restructure our business and rationalize our operations in an effort to optimize our cost structure and efficiencies.  As a result of these evaluations, we may take similar rationalization steps in the future.  Future actions could result in restructuring and related charges, including but not limited to workforce reduction costs and charges relating to consolidation of excess facilities that could be significant.

Our ability to integrate the acquisitions of the Alpha S3, SIDEP/Asialco, OATSystems and Brilliant businesses and to achieve our financial and operational goals for these businesses could have an impact on future revenues and profits.

We are in the process of integrating our OATSystems and Brilliant businesses into our operations. In 2007, we acquired the Alpha S3 business, and we continue to work to take advantage of the business opportunity to utilize our existing sales force to grow revenue. In 2007, we also acquired the SIDEP/Asialco business, and have been integrating that business to optimize worldwide manufacturing capabilities and improve the quality and profitability of the acquired product lines. In June 2008, we acquired OATSystems, which will facilitate complementary merchandise protection and inventory management applications solutions that will enable retailers and their supply chains to gain deeper inventory visibility. In August 2009, we acquired Brilliant, a Hong Kong and China-based manufacturer of woven and printed labels, which will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

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

Pursuant to accounting principles generally accepted in the United States, we are required to annually assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions and protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and market capitalization declines may result in additional charges for goodwill and other asset impairments. We have significant intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in such factors and conditions. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable.

Our 2009 annual impairment test indicated no impairment of our goodwill or intangible assets.  Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Retail Merchandising Solutions segment could trigger future impairment in that segment.  We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

Our future results may be affected by various legal and regulatory proceedings.

We cannot predict with certainty the outcome of litigation matters, government proceedings and investigations, and other contingencies and uncertainties that may arise out of the conduct of our business, including matters relating to intellectual property, employment, commercial and other matters. Resolution of such matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may be required to pay fines, damage awards or settlements, or become subject to fines, damage awards or settlements, that could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We are preparing to implement a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not give rise to the benefits that we expect.  Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. Our assessments about the realizability of our deferred tax assets are based on estimates of our future taxable income by tax jurisdiction, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business. Any changes in these assessments could have a material impact on our results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 27, 2009, we owned or leased approximately 2.7 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in China, the Dominican Republic, Germany, Japan, Malaysia, the Netherlands, Puerto Rico, India, Hong Kong, Bangladesh, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees under Section 285 of the Patent Statute. The district court will have to quantify the amount of attorneys’ fees to be awarded, but it is expected that defendants will request approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. We intend to appeal any award of legal fees.

Other Settlements

During 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted during the fourth quarter of 2009 to a vote of stockholders.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

Market Price Per Share
	High	Low
Fiscal year ended December 27, 2009
First Quarter	$ 11.00	$ 6.06
Second Quarter	$ 16.00	$ 8.50
Third Quarter	$ 18.10	$ 14.49
Fourth Quarter	$ 16.91	$ 13.32
Fiscal year ended December 28, 2008
First Quarter	$ 28.38	$ 21.49
Second Quarter	$ 28.10	$ 20.80
Third Quarter	$ 23.43	$ 17.32
Fourth Quarter	$ 18.99	$ 9.01

Holders of Record

As of February 12, 2010, there were 646 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2009, 2008 or 2007.

Equity Compensation Plan Information

The following table sets forth our shares authorized for issuance under our equity compensation plan at December 27, 2009:

	Equity compensation plans approved by shareholders	Equity compensation plans not approved by shareholders	Total
Number of securities to be issued upon exercise of outstanding options	2,777,897(1)	270,000(2)	3,047,897
Weighted average exercise price of outstanding options	$ 17.62	$ 22.71	$ 18.07
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected above)	1,012,994	—	1,012,994

(1) Includes stock options and performance based restricted stock units.

(2) Inducement options granted to newly elected President and CEO of Checkpoint in connection with his hire in fiscal year 2007.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 26, 2004 and ending on December 27, 2009, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.
Year	Checkpoint Systems, Inc.	NYSE/AMEX/NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2004	100.00	100.00	100.00
2005	136.56	106.14	104.81
2006	111.92	123.11	99.64
2007	143.99	129.52	116.01
2008	54.52	77.57	59.41
2009	84.51	100.12	95.33

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
December 2009

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

(dollar amounts are in thousands except per share amounts)
Year ended	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
STATEMENT OF OPERATIONS DATA
Net revenues	$ 772,718	$ 917,082	$ 834,156	$ 687,775	$ 717,992
Earnings (loss) from continuing operations before income taxes	$ 35,985	$ (29,209)	$ 70,576	$ 41,975	$ 40,127
Income taxes expense	$ 10,290	$ 719	$ 12,174	$ 6,987	$ 11,661
Earnings (loss) from continuing operations	$ 25,695	$ (29,928)	$ 58,402	$ 34,988	$ 28,466
Discontinued operations, net of tax	$ —	$ —	$ 359	$ 903	$ 8,108
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$ 26,142(1)	$ (29,805)(2)	$ 58,768(3)	$ 35,922(4)	$ 36,521(5)
Earnings (loss) attributable to Checkpoint Systems, Inc. per share from continuing operations:
Basic	$ .67	$ (.76)	$ 1.46	$ .89	$ .75
Diluted	$ .66	$ (.76)	$ 1.43	$ .87	$ .72
Earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Basic	$ .67	$ (.76)	$ 1.47	$ .91	$ .96
Diluted	$ .66	$ (.76)	$ 1.44	$ .89	$ .93
Depreciation and amortization	$ 32,325	$ 30,788	$ 21,059	$ 19,504	$ 22,539

(1)	Includes a $5.4 million restructuring charge ($4.0 million, net of tax), a $1.3 million litigation settlement charge ($0.8 million, net of tax), and a valuation allowance adjustment of $5.3 million.

(2)
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

(3)
Includes a $2.7 million ($2.0 million, net of tax) restructuring charge, a $4.4 million ($2.9 million, net of tax) charge related to the CEO transition, and a $2.6 million ($2.5 million, net of tax) gain from the sale of our Austrian subsidiary

(4)
Includes a $7.0 million ($4.8 million, net of tax) restructuring charge, a $2.3 million ($1.5 million, net of tax) litigation settlement charge, and a $1.8 million ($1.1 million, net of tax) gain from the settlement of a capital lease. Also included in discontinued operations is a $2.8 million ($1.4 million, net of tax) gain on the divestment of our barcode business.

(5)
Includes a $12.6 million ($8.5 million, net of tax) restructuring charge, a $1.4 million ($1.4 million, net of tax) asset impairment charge, $2.0 million of additional tax expense related to our tax restructuring and dividend repatriation under the American Jobs Creation Act, and a $0.7 million ($0.7 million, net of tax) goodwill impairment charge.

(dollar amounts in thousands)	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
AT YEAR END
Working capital	$ 241,809	$ 282,752	$ 297,056	$ 254,024	$ 208,255
Total debt	$ 116,872	$ 145,286	$ 95,512	$ 16,534	$ 39,745
Total equity	$ 552,657	$ 505,238	$ 589,305	$ 474,537	$ 397,622
Total assets	$ 1,018,336	$ 985,716	$ 1,031,044	$ 781,191	$ 739,245
FOR THE YEAR ENDED
Capital expenditures	$ 13,757	$ 15,217	$ 13,363	$ 11,520	$ 10,846
Cash provided by operating activities	$ 114,826	$ 77,206	$ 66,971	$ 22,386	$ 44,618
Cash (used in) provided by investing activities	$ (38,645)	$ (54,704)	$ (106,151)	$ 7,963	$ (8,521)
Cash (used in) provided by financing activities	$ (50,316)	$ (4,460)	$ 7,164	$ (6,945)	$ (18,283)
RATIOS
Return on net sales(a)	3.38%	(3.25)%	7.05%	5.22%	5.09%
Return on average equity(b)	4.94%	(5.45)%	11.05%	8.24%	9.38%
Return on average assets(c)	2.61%	(2.96)%	6.49%	4.73%	4.84%
Current ratio(d)	2.00	2.34	2.42	2.31	1.99
Percent of total debt to capital(e)	17.46%	22.33%	13.95%	3.37%	9.09%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(amounts are in thousands, except employee data)	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
OTHER INFORMATION
Weighted average number of shares outstanding — diluted	39,552	39,408(1)	40,724	40,233	39,075
Number of employees	5,785	3,878	3,930	3,213	3,955
Backlog	$ 50,186	$ 51,799	$ 73,462	$ 54,899	$ 52,234

(1)	Excludes 518 common shares from stock options and awards and 22 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

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

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), custom tags and labels (Apparel Labeling Solutions), store monitoring solutions (CheckView™), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Fiscal years 2008 and 2007 have been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 19 “Business Segments and Geographic Information” to the consolidated financial statements. Shrink Management Solutions now includes results of our EAS labels and library businesses. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services, coupled with our EAS and RFID capabilities, provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Solutions segment.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009.  The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.8 million were incurred during 2009. The remaining stages of the plan will not be finalized until 2010, at which time further details and cost impacts will be disclosed.

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

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009.  The financial statements reflect the preliminary allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition.  The allocation of the purchase price remains open for certain information related to deferred income taxes and is expected to be completed during the first half of 2010. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to our solutions for shrink management, merchandise visibility and apparel labeling, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

Our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.

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

We believe the following accounting policies are critical to the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.

For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from SMS EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed and determinable, and collection is probable. Revenue from software contracts for both licenses and professional services that require significant production, modification, customization, or implementation are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term. We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The implied fair value of our reporting units is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the result of the impairment test. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant.

We have not made any material changes in the methodology used in the assessment of whether or not goodwill is impaired during the past three fiscal years. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Retail Merchandising Solutions segment could trigger future impairment in that segment. (See Notes 1 and 5 of the Consolidated Financial Statements.)

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We evaluate our uncertain tax positions and believe that our reserve for uncertain tax positions, including related interest, is adequate.

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

Stock Compensation. We recognize stock-based compensation expense for all share-based payment awards net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Stock compensation expense is recognized for all share-based payments on a straight-line basis over the requisite service period of the award.

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.2 million effect on stock compensation expense. As of December 27, 2009, there was $3.0 million and $2.8 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively. (See Note 8 to the Consolidated Condensed Financial Statements for further discussion on share-based compensation.)

Liquidity and Capital Resources

Our liquidity needs have related to, and are expected to continue to relate to, acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash provided from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

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

As of December 27, 2009, our cash and cash equivalents were $162.1 million compared to $132.2 million as of December 28, 2008. Cash and cash equivalents increased in 2009 primarily due to $114.8 million of cash provided by operating activities, partially offset by $50.3 million of cash used in financing activities and $38.6 million of cash used in investing activities. Cash from operating activities improved $37.6 million in 2009 compared to 2008, primarily due to improvements in accounts receivable and inventory management, and increased earnings. The improvement in accounts receivable in 2009 resulted primarily from a concentrated effort to improve working capital through enhanced collection efforts. The improvement in inventory was primarily the result of improved inventory management, which resulted in lower inventory levels. Cash used in investing activities was $16.1 million less in 2009 compared to 2008. This was due primarily to the amount paid for the acquisitions of OATSystems, Inc. and Security Corporation, Inc. in 2008, which was partially offset by the amount paid for Brilliant in 2009, and a decrease in the acquisitions of property, plant and equipment and intangible assets in 2009.  Cash used in financing activities was $45.9 million greater in 2009 compared to 2008. This was due primarily to a $23 million payment to retire the senior unsecured multi-currency credit facility, a $23 million payment to reduce the Secured Credit Facility, and $15.5 million in payments to reduce the debt acquired in the Brilliant acquisition, coupled with an increase in borrowings in 2008 that were used to finance our stock repurchase program and OATSystems, Inc. acquisition. The increase in cash used in financing activities was partially offset by $13.3 million of new factoring arrangements in Europe during 2009.

Our percentage of total debt to total equity as of December 27, 2009, was 21.1% compared to 28.8% as of December 28, 2008. As of December 27, 2009, our working capital was $241.8 million compared to $282.8 million as of December 28, 2008.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2009, our investment in research and development amounted to $20.4 million, as compared to $22.6 million in 2008. These amounts are reflected in the cash generated from operations, as we expense our research and development as it is incurred. In 2010, we anticipate spending of approximately $21 million on research and development to support achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2009, our contribution to these plans was $4.6 million. Our funding expectation for 2010 is $5.2 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

Acquisition of property, plant, and equipment and intangibles during 2009 totaled $13.8 million compared to $15.2 million during 2008. During 2009, our acquisition of property, plant, and equipment and intangibles consisted of $12.5 million of capital expenditures and $1.3 million was related to the purchase of a patent. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $32 million in 2010.

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The payment to acquire Brilliant is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows. During 2009, $15.5 million of debt payments were made and consisted of $6.8 million of the current portion of long-term debt, $5.1 million in factoring payments, $2.8 million of bank overdraft payments, and $0.8 million of term loans. All payments are included in the cash used in financing activities section of our consolidated statement of cash flows.

Our Brilliant business has variable interest rate full-recourse factoring arrangements of accounts receivable with a maximum limit of $3.2 million (HKD 25.0 million) and totaled $1.4 million (HKD 10.9 million) as of December 27, 2009. The arrangements are secured by trade receivables as well as a fixed cash deposit of $0.6 million (HKD 5.0 million). The arrangement bears interest of HKD Prime Rate + 1.00%. On December 27, 2009, the interest rate was 6.00%. The secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets. The factoring arrangement is included in short-term borrowings in the accompanying consolidated balance sheets. Factoring payments are included in the cash used in financing activities section of our consolidated statement of cash flows.

Our Brilliant business has term loans that totaled $1.1 million (RMB 7.2 million) on December 27, 2009. The interest rates range from 4.89% to 5.90%. The term loans mature at various times through July 2010.  The term loans are collateralized by land and buildings with an aggregate carrying value of $13.1 million as of December 27, 2009. Term loan payments are included in the cash used in financing activities section of our consolidated statement of cash flows.

The remaining $1.6 million of Brilliant debt is related to capital leases which mature at various dates through 2014. Capital lease payments are included in the cash used in financing activities section of our consolidated statement of cash flows.

In June 2008, we purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc. debt. The transaction was paid in cash. Additionally, we acquired $1.3 million in liabilities.

In January 2008, we purchased the business of Security Corporation, Inc., a privately held company, for $7.9 million plus $1.0 million of liabilities acquired. The transaction was paid in cash.

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which we purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million was recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition. The payment of $6.8 million was made during the first quarter of 2009, and is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows.

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan was renewed in April 2009 for a 12 month period. As of December 27, 2009, our outstanding Asialco loan balance is $3.7 million (RMB25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. Upon maturity of the Asialco loans, we intend to renew the outstanding borrowings for a period of one year.

In August 2009, $8.5 million (¥800 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying consolidated balance sheet as of December 28, 2008.

In September 2009, we entered into a new Japanese local line of credit for $6.5 million (¥600 million). As of December 27, 2009, the Japanese local line of credit is $6.6 million (¥600 million) and is fully drawn. The line of credit matures in September 2010 and was included in short-term borrowings in the accompanying consolidated balance sheet as of December 27, 2009.

In October 2009, we entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At December 27, 2009, the interest rate was 3.70%. As of December 27, 2009, the factoring arrangement had a balance of $10.7 million (€7.4 million) and was included in short-term borrowings in the accompanying consolidated balance sheet since the agreement expires in October 2010.

On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (the “Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million senior unsecured multi-currency credit facility (the “Senior Unsecured Credit Facility”) arranged in December 2005. Prior to entering into the Secured Credit Facility, $23.0 million of the Senior Unsecured Credit Facility was paid down during the second quarter of 2009. We paid fees of $4.0 million to enter into the Secured Credit Facility, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

The Secured Credit Facility also includes an expansion option that gives us the right to increase the aggregate revolving commitment by an amount up to $50 million, for a potential total commitment of $175 million. The expansion option allows the additional $50 million in increments of $25 million based upon consolidated earnings before interest, taxes, and depreciation and amortization (EBITDA) on June 28, 2009 and December 27, 2009, respectively. Based on our consolidated EBITDA at December 27, 2009, we qualified to request the $50 million expansion option for a total potential commitment of $175 million. We did not elect to request the $50 million expansion option at December 27, 2009.

Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75% based on our leverage ratio of consolidated funded debt to EBITDA. Under the Secured Credit Facility, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment. Our availability under the Secured Credit Facility will be reduced by letters of credit of up to $25 million, of which $1.4 million are outstanding at December 27, 2009. There are no other restrictions on our ability to draw down on the available portion of our Secured Credit Facility.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of December 27, 2009, we were in compliance with all covenants. Based upon our projections, we do not anticipate any issues with meeting our existing debt covenants over the next twelve months.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 27, 2009, the factoring arrangement had a balance of $2.4 million (€1.7 million), of which $0.5 million (€0.4 million) was included in short-term borrowings and $1.9 million (€1.3 million) was included in long-term borrowings in the accompanying consolidated balance sheets since the receivables are collectable through 2016.

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

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $38.1 million as of December 27, 2009. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 27, 2009 are summarized below:

Contractual Obligation (dollar amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt (1)	$ 96,197	$ 3,600	$ 91,454	$ 781	$ 362
Capital leases (2)	4,564	1,997	2,460	107	—
Operating leases	38,074	15,217	15,626	6,342	889
Pension obligations (3)	52,483	4,682	9,878	10,374	27,549
Acquisition obligation (4)	5,047	5,047	—	—	—
Inventory purchase commitments (5)	7,314	6,244	1,066	4	—
Total contractual cash obligations	$ 203,679	$ 36,787	$ 120,484	$ 17,608	$ 28,800

Commercial Commitments (dollar amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$ 1,444	$ 1,444	$ —	$ —	$ —
Surety bonds	2,473	1,984	489	—	—
Total commercial commitments	$ 3,917	$ 3,428	$ 489	$ —	$ —

(1)	Includes Secured Credit Facility, long-term full-recourse factoring liabilities, and related interest payments through maturity of $7,020.

(2)	Includes interest payments through maturity of $256.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2009 and include benefits attributable to estimated future employee service of current employees.

(4)
The acquisition obligation represents $3.0 million of deferred payments to the minority shareholders of Shanghai Asialco Electronics Co., Ltd., a subsidiary of SIDEP coupled with a $2.0 million deferred payment on a non-compete contract related to the acquisition.

(5)	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $21.3 million as of December 27, 2009, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2009, 2008, and 2007 was $5.7 million, $5.7 million, and $5.5 million, respectively. Included in pension expense in 2008 and 2007 is a pension settlement of $37 thousand and $0.5 million, respectively.

We review our pension assumptions annually. Our assumptions for the year ended December 27, 2009, were a discount rate of 5.75%, an expected return of 3.75% and an expected rate of increase in future compensation of 2.77%.  In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 27, 2009, and December 28, 2008, the weighted average discount rate was 5.77% in 2009 and 5.75%, respectively.  We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

As of December 31, 2006, we recognized previously unrecognized losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary component of the unrecognized losses are actuarial losses, a transition obligation, and prior period service costs. The change in actuary losses during 2008 was attributable to changes in the discount rate as the bond yields have increased. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 13 years. The impact of recognizing the actuarial gains on 2009, 2008, and 2007 pension expense are $0.1 million, $0.1 million, and $0.6 million, respectively. The total projected amortization for these gains in 2010 is approximately $0.1 million.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.  Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.  As of December 27, 2009, we had currency forward exchange contracts with notional amounts totaling approximately $15.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and $0.2 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe.  Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

During the second quarter of 2007, we entered into a foreign currency option contract, at a notional amount of €5 million, to mitigate the effect of fluctuating foreign exchange rates on the reporting of a portion of its expected 2007 foreign currency denominated earnings. Changes in the fair value of this foreign currency option contract, which is not designated as a hedge, are recorded in earnings immediately. The premium paid on the option contract was $73,000. The foreign currency option contract expired on December 28, 2007. The fair market value on this option at the expiration date was zero.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2010 to September 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.  As of December 27, 2009, the fair value of these cash flow hedges were reflected as a $0.3 million asset and a $0.1 million liability and are included in other current assets and other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $18.3 million (€12.6 million) and the unrealized loss recorded in other comprehensive income was $0.2 million (net of taxes of $4 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the year ended December 27, 2009, a $1.7 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. We recognized an $8 thousand loss during the year ended December 27, 2009 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.  As of December 27, 2009, the fair value of the interest rate swap agreement was reflected as a $0.2 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $66 thousand). We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months. We recognized no hedge ineffectiveness during the year ended December 27, 2009.

Provision for Restructuring

Restructuring expense for the periods ended December 27, 2009, December 28, 2008, and December 30, 2007 were as follows:

(amounts in thousands)
	December 27, 2009	December 28, 2008	December 30, 2007

SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,828	$ —	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	699	—
Consulting fees	—	838	—
2005 Restructuring Plan
Severance and other employee-related charges	1,149	4,563	1,215
Lease termination costs	(57)	—	2,051
Acquisition integration costs	—	519	—
Pension curtailment	—	—	(420)
2003 Restructuring Plan
Severance and other employee-related charges	—	(253)	(145)
Lease termination costs	—	76	—
Total	$ 5,401	$ 6,442	$ 2,701

Restructuring accrual activity for the periods ended December 27, 2009, and December 28, 2008, were as follows:

(amounts in thousands)
Fiscal 2009	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/27/2009
SG&A Restructuring Plan
Severance and other employee-related charges	$ —	$ 2,828	$ —	$ (103)	$ —	$ 85	$ 2,810
Manufacturing Restructuring Plan
Severance and other employee-related charges	652	1,614	(133)	(676)	—	24	1,481
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,500	(351)	(4,132)	—	—	319
Acquisition restructuring costs (1)	568	—	—	(142)	(322)	(17)	87
Total	$ 4,522	$ 5,942	$ (484)	$ (5,053)	$ (322)	$ 92	$ 4,697

(amounts in thousands)
Fiscal 2008	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/28/2008
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ —	$ 701	$ (2)	$ (37)	$ —	$ (10)	$ 652
2005 Restructuring Plan
Severance and other employee-related charges	3,015	5,362	(799)	(4,141)	—	(135)	3,302
Acquisition restructuring costs (1)	1,209	—	—	(612)	—	(29)	568
Total	$ 4,224	$ 6,063	$ (801)	$ (4,790)	$ —	$ (174)	$ 4,522

(1)
During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009.  The remaining stages of the plan will not be finalized until 2010, at which time further details and cost impacts will be disclosed.

As of December 27, 2009, the net charge to earnings of $2.8 million represents the first stage of the SG&A Restructuring Plan. The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.8 million were incurred. The total number of employees affected by the SG&A Restructuring Plan were 42, of which 7 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the first phase of the plan are anticipated to be approximately $3 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the year ended December 27, 2009, there was a net charge to earnings of $1.5 million recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees affected by the Manufacturing Restructuring Plan were 179, of which 76 have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $3.0 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010. Upon completion, the annual savings are anticipated to be approximately $6 million.

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter of 2006, we continued to review the results of the overall initiatives and added an additional reduction focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%. As of December 27, 2009, this restructuring plan is substantially complete.

For the year ended December 27, 2009, a net charge of $1.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs, partially offset by the release of a lease termination liability.

The total number of employees affected by the 2005 Restructuring Plan were 897, of which all have been terminated. The anticipated total cost is expected to approximate $31 million, of which $31 million has been incurred and $31 million paid. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings are anticipated to be approximately $36 million.

2003 Restructuring Plan

During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.

During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 Restructuring Plan.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2009 and 2007, annual assessments did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

During the year ended December 28, 2008, we completed step one of our fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Shrink Management Solutions, Apparel Labeling Solutions and Retail Merchandising Solutions segments were impaired. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2008 financial statements. Therefore, we recognized a charge of $59.6 million as a reasonable estimate of the impairment loss in its fiscal 2008 financial statements. The impairment charge was recorded in goodwill impairment on the consolidated statement of operations. The impairment charge was attributed to a combination of a decline in our market capitalization and a decline in the estimated forecasted discounted cash flows expected by the Company.

During the first quarter of fiscal 2009, we completed the second step of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that no further adjustment to the estimated impairment recorded at December 28, 2008 was needed.

Asset Impairments

In 2008, asset impairment expense was $4.5 million, or 0.5% of revenues. There were no asset impairment charges in 2009 and 2007.

During our 2008 goodwill and indefinite-lived intangibles annual impairment test, we determine that indefinite-lived trade mark intangible in our Shrink Management Solutions segment was impaired. As a result we recorded an impairment charge of $0.4 million in the fourth quarter of 2008. This charge was recorded in asset impairments on the consolidated statement of operations.

As a result of changes in business circumstances related to the customer relationship intangible recognized in connection with the SIDEP/Asialco acquisition, we recorded an impairment charge of $2.6 million in the fourth quarter ended December 28, 2008. The impairment charge was recorded in asset impairments in the Shrink Management Solutions segment on the consolidated statement of operations.

In 2008, we recorded a $1.5 million fixed asset impairment. The charge consisted of $1.1 million related to the write down of a building in France and $0.4 million related to the write down of land and a building in Japan. These impairments were recorded in asset impairments on the consolidated statement of operations.

Results of Operations

(All comparisons are with the previous fiscal year, unless otherwise stated.)

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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 27, 2009 (Fiscal 2009)	December 28, 2008 (Fiscal 2008)	December 30, 2007 (Fiscal 2007)	Fiscal 2009 vs. Fiscal 2008	Fiscal 2008 vs. Fiscal 2007
Net revenues
Shrink Management Solutions	71.7%	74.9%	73.3%	(19.4)%	12.5%
Apparel Labeling Solutions	18.4	14.8	15.2	4.8	6.9
Retail Merchandising Solutions	9.9	10.3	11.5	(18.3)	(2.0)
Net revenues	100.0	100.0	100.0	(15.7)	9.9
Cost of revenues	57.1	58.8	58.5	(18.1)	10.4
Total gross profit	42.9	41.2	41.5	(12.4)	9.3
Selling, general, and administrative expenses	34.0	32.4	31.3	(11.5)	13.8
Research and development	2.6	2.5	2.2	(10.0)	24.4
Restructuring expenses	0.7	0.7	0.3	(16.2)	138.5
Asset impairment	—	0.5	—	N/A	N/A
Goodwill impairment	—	6.5	—	N/A	N/A
Litigation settlement	0.2	0.6	—	(78.9)	N/A
Other operating income	—	0.1	0.3	N/A	(62.3)
Operating income (loss)	5.4	(1.9)	8.0	(342.1)	(125.7)
Interest income	0.3	0.3	0.7	(25.9)	(51.1)
Interest expense	1.0	0.6	0.3	28.1	(145.8)
Other (loss) gain, net	—	(0.9)	0.1	N/A	N/A
Earnings (loss) before income taxes	4.7	(3.1)	8.5	(223.2)	(141.4)
Income taxes expense	1.3	0.1	1.5	N/A	(94.1)
Net earnings (loss)	3.4	(3.2)	7.0	(185.9)	(150.7)
Less: (Loss) attributable to noncontrolling interests.	—	—	—	N/A	N/A
Net earnings (loss) attributable to Checkpoint Systems, Inc.	3.4%	(3.2)%	7.0%	(187.7)%	(150.7)%

N/A — Comparative percentages are not meaningful.

Fiscal 2009 compared to Fiscal 2008

Net Revenues

During 2009, revenues decreased by $144.4 million, or 15.7%, from $917.1 million to $772.7 million. Foreign currency translation had a negative impact on revenues of $28.4 million for the full year of 2009.

(dollar amounts in millions)
Year ended	December 27, 2009 (Fiscal 2009)	December 28, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 553.7	$ 687.4	$ (133.7)	(19.4)%
Apparel Labeling Solutions	141.9	135.3	6.6	4.8
Retail Merchandising Solutions	77.1	94.4	(17.3)	(18.3)
Net Revenues	$ 772.7	$ 917.1	$ (144.4)	(15.7)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $133.7 million, or 19.4%, in 2009 compared to 2008. Foreign currency translation had a negative impact of approximately $17.9 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView™, and Alpha business of $89.3 million, $41.2 million, and $5.6 million, respectively. These declines were partially offset by a $16.7 million increase in our EAS consumables business and a $3.6 million increase in our RFID business.

EAS systems revenues decreased $89.3 million in 2009 as compared to 2008. The decrease was due primarily to declines in revenues of $52.4 million in Europe, $22.0 million in the U.S., and $12.9 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, France, Italy and Belgium without comparable roll-outs in 2009 coupled with a general overall decline in revenues due to the weak economic conditions in Europe. The decline in Europe was partially offset by an increase in Germany due primarily to a new large roll-out in 2009. The decline in the U.S. was due primarily to large installations in 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to weak economic conditions in Japan and Hong Kong coupled with large chain-wide installations in Australia and New Zealand during 2008 without comparable roll-outs in 2009. The decrease in Asia was partially offset by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

CheckView™ revenues decreased $41.2 million in 2009 as compared to 2008. The CheckView™ business declined primarily due to decreases in the U.S. and Asia of $35.3 million and $5.9 million, respectively. The U.S. revenues associated with our 2008 banking acquisitions benefited by $1.0 million due to a full year of revenues in 2009 with only a partial year in 2008. The decline in our U.S. retail business was $28.9 million, due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business, excluding the non-comparable acquisition, declined $7.4 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView™ business will continue to experience difficulties in 2010 as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.

Our Alpha business declined by $5.6 million during 2009 as compared to 2008. The decrease was due primarily to declines in revenues of $5.9 million in Europe and $1.6 million in the U.S., which was partially offset by a $1.7 million increase in Asia. The decrease in Europe was primarily due to a decrease in volumes due to the current weak economic condition in Europe. The decrease in the U.S. was primarily due to a decrease in volumes with several large customers due to the current weak economic conditions in the U.S. The increase in Asia was primarily due to an increase in Australia due to sales to several new large customers during 2009.

EAS consumables revenues increased by $16.7 million in 2009 as compared to 2008. The increase was due primarily to increases in revenues of $16.5 million in Europe and $4.2 million in the U.S., which were partially offset by a $3.9 million decrease in Asia. The increases in Europe and the U.S. were due primarily to the implementation of our new hard tag at source program. The decline in Asia was due primarily to the anticipated loss of customers associated with the acquisition of SIDEP/Asialco.

RFID revenues increased by $3.6 million during 2009 as compared to 2008. The increase was due primarily to increases in revenues of $3.1 million in Europe and $0.6 million in the U.S. The increase in revenues in Europe was due to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use. The increase was partially offset by decreases in Germany and France due to large roll-outs that were completed in 2008 with no such comparable roll-outs during 2009. The increase in the U.S. was primarily due to $1.4 million in non-comparable OATSystems Inc. revenues during the first half of 2009, which was partially offset by a decline in OATSystems Inc. revenues during the second half of 2009 due to a decrease in non-recurring licensing fees in 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $6.6 million, or 4.8%, in 2009 as compared to 2008. Foreign currency translation had a negative impact of approximately $5.1 million. Apparel Labeling Solutions benefited by $12.7 million due to our newly acquired Brilliant business. The remaining decrease of $1.0 million was due to a general overall decline resulting from current economic conditions.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $17.3 million, or 18.3%, in 2009 as compared to 2008. The negative impact of foreign currency translation was approximately $5.4 million. The remaining decrease in our RMS business was due to a decrease in our revenues from RDS of $8.5 million and a decrease in revenues of HLS of $3.4 million. Our RDS decline is due to a general reduction of store remodel work in Europe due to the current economic environment. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand away from HLS products as retail scanning technology continues to grow worldwide. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During 2009, gross profit decreased by $46.8 million, or 12.4%, from $378.1 million to $331.3 million. The negative impact of foreign currency translation on gross profit was approximately $10.4 million. Gross profit, as a percentage of net revenues, increased from 41.2% to 42.9%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 43.7% in 2009, from 41.4% in 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables, EAS systems, and CheckView™, partially offset by lower margins in our Alpha business. EAS consumables margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. EAS consumables also improved due to the favorable product mix. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. CheckView™ margins improved due to better project management during 2009 and cost control. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes in 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 37.0% in 2009, from 34.7% in 2008. Apparel Labeling Solutions margins increased due primarily to better utilization of low cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.5% in 2009 from 49.4% in 2008. The decrease in Retail Merchandising Solutions gross profit percentage was the result of a decline in volumes and pricing pressures in our HLS and RDS businesses.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $34.3 million, or 11.5%, over 2008. Foreign currency translation decreased SG&A expenses by approximately $8.4 million. The remaining decrease was due primarily to lower bad debt expense, lower sales and marketing expense, and lower general and administrative expenses. The decrease was also due to $1.4 million of deferred compensation expense in 2008 without a comparable charge in 2009. The decrease in bad debt expense was attributable to an improved focus on working capital during 2009. The decrease in sales and marketing expense corresponds to the decrease in revenues over the prior year, coupled with an increased effort by management to reduce costs. The decrease in general and administrative expense is due to efforts to reduce costs, coupled with an additional expense that was incurred during the second quarter of 2008 due to a change in executive management with no comparable transition costs in 2009. The cost reduction efforts were due primarily to better control of discretionary spending and the impact of our temporary global payroll reduction and furlough program. These reductions were partially offset by an increase of expenses related to our Brilliant acquisition coupled with $2.8 million of non-comparable OATSystems, Inc. expenses during the first half of 2009.

Research and Development Expenses

Research and development (R&D) expenses were $20.4 million, or 2.6% of revenues, in 2009 and $22.6 million, or 2.5% of revenues in 2008. Foreign currency translation decreased R&D costs by approximately $0.2 million. Non-comparable R&D expenses generated by OATSystems, Inc. operations during the first half of 2009 were $1.0 million. The remaining decrease was due to efforts to reduce costs. The cost reduction efforts were due primarily to the impact of our temporary global payroll reduction and furlough program.

Restructuring Expenses

Restructuring expenses were $5.4 million, or 0.7% of revenues in 2009 compared to $6.4 million or 0.7% of revenues in 2008. The current and the prior year expenses are detailed in the “Provision for Restructuring” section.

Goodwill Impairment

Goodwill Impairment expense was $59.6 million, or 6.5% of revenues in 2008, without a comparable charge in 2009. The 2008 expense is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Asset Impairment

Asset Impairment expense was $4.5 million, or 0.5% of revenues in 2008, without a comparable charge in 2009. The 2008 expense is detailed in the “Asset Impairment” section following “Liquidity and Capital Resources.”

Litigation Settlement

Litigation Settlement expense was $1.3 million in 2009, compared to $6.2 million in 2008. Included in the 2009 litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

The 2008 litigation settlement expense is primarily attributed to a $5.7 million litigation accrual recorded during the fourth quarter of 2008 related to a patent infringement counter suit in which we were found to be liable for the other party’s associated legal fees. We plan to appeal the ruling but have accrued the full amount of the judgment. The remaining $0.5 million of the litigation expense was due to a contract settlement with a product manufacturer in the third quarter of 2008. We do not anticipate any additional charges related to this issue.

Other Operating Income

Other operating income was $1.0 million, or 0.1% of revenues in 2008, without a comparable gain in 2009. Other operating income was recorded in 2008 due to the sale of our Czech Republic subsidiary, which is now operating as a distributor of our products.

Interest Income and Interest Expense

Interest income for 2009 decreased $0.7 million from the comparable period in 2008. The decrease in interest income was due to lower cash balances during 2009 compared to 2008.

Interest expense for 2009 increased $1.6 million from the comparable period in 2008. The increase in interest expense was due to higher debt levels in 2009 compared to 2008.

Other Gain (Loss), net

Other gain (loss), net was a loss of $0.2 million in 2009 compared to a net loss of $8.9 million in 2008. The increase of $8.7 million was due primarily to a foreign exchange loss of $0.4 million in 2009 as compared to a foreign exchange loss of $9.2 million in 2008. During 2008, the primary drivers of the foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and the Japanese Yen, as well as the Euro to the British Pound.

Income Taxes

The effective rate of tax at December 27, 2009 was 28.6%. At December 28, 2008, the effective tax rate was (2.5%). The 2009 tax rate includes a benefit of $0.1 million in tax reserves and a net increase to the valuation allowance of $7.6 million. The main components of the valuation allowance change were a charge of $1.1 million in connection with our Italy operations and a charge of $4.6 related to operations in Japan. The valuation allowance was also impacted by a charge of $2.0 million in connection with state net operating losses, of which $0.3 million was related to activity in 2009.  The remainder of the valuation allowance movement relates to benefits from the current year utilization of deferred tax assets that a valuation was recorded against in prior periods.  A benefit of $0.1 million was recorded related to tax audits settled in the current year.

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

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings (loss) attributable to Checkpoint Systems, Inc. were $26.1 million, or $0.66 per diluted share, for 2009 compared to ($29.8) million, or ($0.76) per diluted share, for 2008. The weighted average number of shares used in the diluted earnings per share computation were 39.6 million and 39.4 million for 2009 and 2008, respectively.

Fiscal 2008 compared to Fiscal 2007

Net Revenues

During 2008, revenues increased by $82.9 million, or 9.9%, from $834.2 million to $917.1 million. Foreign currency translation had a positive impact on revenues of $33.0 million for the full year of 2008.

(amounts in millions)
Thirty-nine weeks ended	December 28, 2008 (Fiscal 2008)	December 30, 2007 (Fiscal 2007)	Dollar Amount Change Fiscal 2008 vs. Fiscal 2007	Percentage Change Fiscal 2008 vs. Fiscal 2007
Net Revenues:
Shrink Management Solutions	$ 687.4	$ 611.2	$ 76.2	12.5%
Apparel Labeling Solutions	135.3	126.6	8.7	6.9
Retail Merchandising Solutions	94.4	96.4	(2.0)	(2.0)
Net Revenues	$ 917.1	$ 834.2	$ 82.9	9.9%

Shrink Management Solutions

Shrink Management Solutions revenues increased by $76.2 million, or 12.5%, in 2008 compared to 2007. Foreign currency translation had a positive impact of approximately $24.1 million. The Alpha, SIDEP and OATSystems acquisitions increased revenues in 2008 by $82.4 million. Additionally, CheckView™ revenues increased $4.9 million in 2008 compared to 2007. These increases were partially offset by a decrease of $14.1 million in EAS systems revenues, $13.2 million in our EAS consumables business, and $6.3 million in our Library business.

The CheckView™ business improved primarily due to increases in the U.S. of $2.6 million coupled with an increase in Asia of $1.5 million. The U.S. CheckView™ revenue increase was due primarily to an increase of $11.8 million in our U.S. banking business, partially offset by a decrease of $9.2 million in our U.S. retail business. The U.S. banking business benefited $10.7 million due to recent acquisitions, without comparable revenues in 2007, coupled with $1.1 million of comparable business growth. The U.S. retail business revenue decline was due to difficult comparables in 2007 due to large 2007 installations coupled with the impact of current economic conditions on this business resulting in reductions in 2008 orders and installations. The increase in Asia CheckView™ revenues was due primarily to expansion of the business model within the region during fiscal 2008. The U.S. CheckView™ business has a significant portion of its revenue growth dependent upon new store openings which could continue to be impacted by the current decline in U.S. economic activity.

EAS systems revenues, excluding the benefit of foreign currency translation and acquisitions decreased $14.1 million for 2008 compared to 2007. The decrease was due to declines in revenues of $15.3 million in Europe and $1.9 million in Latin America, partially offset by an increase of $3.6 million in revenues in Asia. The decline in Europe was due primarily to general overall business declines in the UK coupled with large chain-wide installations in various countries during 2007 without comparable activity in 2008. These declines in Europe revenues were partially offset by an increase in Belgium due to a large chain-wide roll-out in 2008 without comparable revenue in 2007. The decline in Latin America was due primarily to a decline in Mexico attributable to large chain-wide roll-outs in 2007 without comparable revenues in 2008. The increase in Asia was due primarily to large chain-wide roll-outs in New Zealand, Australia, and China without comparables in 2007, partially offset by a decline in Japan revenue attributable to large chain-wide roll-outs in 2007 without comparable revenues in 2008. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which could continue to be impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as EvolveTM.

EAS consumables revenues, excluding the benefit of foreign currency translation decreased $13.2 million for 2008 compared to 2007. EAS consumables revenues were impacted by current economic conditions resulting in decreased retail sector sales resulting in a decreased demand for labels, coupled with competitive pressures in certain regions. We anticipate that weak economic conditions could continue to impact our EAS consumables volumes in future quarters.

Library revenues, excluding the benefit of foreign currency translation decreased $6.3 million for 2008 compared to 2007. Library revenues declined due to the transition period for our 3M distributor agreement compared to direct sales in the prior year. We expect the library revenues to become comparable in 2009 as the transition to selling to a distributor was initiated at the beginning of fiscal 2008.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $8.7 million, or 6.9% in 2008 compared to 2007. The positive impact of foreign currency translation was approximately $3.0 million. The remaining increase of $5.7 million was due primarily to an increase in revenues in the U.S. and Asia, partially offset by a decline in our Europe revenues. The U.S. revenue increase was due to increased sales volume with existing large customers and an increase in orders from new customers. We anticipate that weak economic conditions could continue to impact our U.S. revenues but that our growth in orders from new customers could partially mitigate this impact. The revenue decline in Europe and growth in Asia is due primarily to a shift in revenues to Asia for certain customers previously serviced from Europe. Europe also experienced a decline in revenues due to the effects of current economic conditions of apparel retailers in the region.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $2.0 million or 2.0%. The positive impact of foreign currency translation was approximately $5.8 million. The decrease in our RMS business was due to a decrease in our revenues from retail display systems of $5.2 million and a decrease in revenues of HLS of $2.6 million. Our retail display systems decline is due to large remodel work in 2007 in Europe and Asia without such comparable revenues in 2008. The decrease in HLS is due to increased competition and pricing pressures as well as a general shift in market demand for HLS products as retail scanning technology continues to grow worldwide. We anticipate RMS and HLS to continue to face difficult revenue trends in 2009 due to impacts of current economic conditions on the RMS business and continued shifts in market demand for HLS products.

Gross Profit

During 2008, gross profit increased by $32.1 million, or 9.3%, from $346.0 million to $378.1 million. The benefit of foreign currency translation on gross profit was approximately $13.7 million. Gross profit, as a percentage of net revenues, decreased from 41.5% to 41.2%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 41.4% in 2008, from 41.8% in 2007. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to decreases in EAS consumables margins and Library margins, which was offset by increases in EAS systems margins and the  inclusion of a full year of revenues of Alpha products at higher margin levels in 2008.

The decline in EAS consumables margins was due primarily to increased manufacturing variances in 2008, which were primarily attributable to volume declines and increased production issues resulting in labor inefficiencies and increased scrap, coupled with higher energy costs. The Library margins were negatively impacted by the 3M deal, which shifted our business model from direct sales to distributor revenues with lower margins. The EAS hardware margin improvement was due to improved inventory management coupled with better sourcing costs for our antenna components.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 34.7% in 2008, from 34.9% in 2007. This decrease was due to a general overall decline resulting from current weak economic conditions.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising revenues increased to 49.4% in 2008 from 47.9% in 2007. This increase in Retail Merchandising Solutions gross profit percentage was primarily due to improved margins in our HLS business resulting from improved manufacturing efficiencies.

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

In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the 2007 and prior years’ financial statements. Without the reduction to our income tax provision our 2007 effective rate would have been 20.3% rather than 17.2%.

Earnings from Discontinued Operations, Net of Tax

There were no earnings from discontinued operations, net of tax, for 2008. Earnings from discontinued operations, net of tax, were $0.4 million in 2007. The 2007 earnings were primarily due to adjustments related to the sale in 2006 of our barcode business.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings (loss) attributable to Checkpoint Systems, Inc. were ($29.8) million, or ($0.76) per diluted share, for 2008 compared to $58.8 million, or $1.44 per diluted share, for 2007. The weighted average number of shares used in the diluted earnings per share computation were 39.4 million and 40.7 million for 2008 and 2007, respectively.

Other Matters

Recently Adopted Accounting Standards

In September 2009, we adopted ASC 105-10-05, which provides for the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for us in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. Our adoption of ASC 105-10-05 did not have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The standard amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the standard would also apply the provisions of the new standard. Disclosure requirements were also expanded to enable the evaluation of the nature and financial effects of the business combination. For the Company, the standard is effective for business combinations occurring after December 28, 2008. Adoption of the standard did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. This standard was applied to business combinations disclosed in Note 2 that were completed after 2008.  Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, the standard could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of December 27, 2009, such deferred tax valuation allowances amounted to $4.6 million.

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

In December 2007, the FASB issued an accounting standard codified within ASC 810, “Consolidation”.  The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  Noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent’s equity. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of the standard is for fiscal years beginning after December 15, 2008. We adopted the standard on December 29, 2008. As of December 27, 2009, our noncontrolling interest totaled $0.8 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated the required presentation and disclosure requirements in our consolidated financial statements.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the standard on December 29, 2008. See Note 15 for our enhanced disclosures required under this standard.

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

In December 2008, the FASB issued an accounting standard codified within ASC 810, “Consolidation” and ASC 860, “Transfers and Servicing”. The standard was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no additional required disclosures.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 15 for our disclosures required under the standard.

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

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.  See Note 1 for the required disclosures.

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

In December 2008, the FASB issued an accounting standard codified within ASC 715, “Compensation – Retirement Benefits” that requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The disclosures under this standard were effective for us for the fiscal year ending December 27, 2009.  See Note 14 for the additional disclosures required upon adoption of this standard.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on our consolidated results of operations and financial condition.

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We do not expect the adoption of this standard to have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures will be included in our financial statements for the first quarter ended March 29, 2010.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We do not expect the adoption of this standard to have a material effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 27, 2009, all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.1 million asset position and $0.2 million liability position as of December 27, 2009, and a $0.9 liability position as of December 28, 2008. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 27, 2009, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $0.3 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.3 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the U.S. At December 27, 2009, unremitted earnings of subsidiaries outside the United States were deemed to be permanently reinvested.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2009, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Brilliant Label Manufacturing Ltd from its assessment of internal control over financial reporting as of December 27, 2009 because it was acquired by the Company in a purchase business combination during 2009.  We have also excluded Brilliant Label Manufacturing Ltd from our audit of internal control over financial reporting.  Brilliant Label Manufacturing Ltd is a wholly-owned subsidiary whose total assets and total revenues represent 6.6% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 27, 2009.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2010

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)
	December 27, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 162,097	$ 132,222
Restricted cash	645	—
Accounts receivable, net of allowance of $14,524 and $18,414	173,057	196,664
Inventories	89,247	102,122
Other current assets	33,068	41,224
Deferred income taxes	24,576	22,078
Total Current Assets	482,690	494,310
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,016	2,040
PROPERTY, PLANT, AND EQUIPMENT, net	117,598	86,735
GOODWILL	244,062	235,532
OTHER INTANGIBLES, net	104,733	113,755
DEFERRED INCOME TAXES	40,492	36,182
OTHER ASSETS	26,745	17,162
TOTAL ASSETS	$ 1,018,336	$ 985,716

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 25,772	$ 11,582
Accounts payable	61,700	63,872
Accrued compensation and related taxes	36,050	32,056
Other accrued expenses	45,791	54,123
Income taxes	11,427	8,066
Unearned revenues	23,458	11,005
Restructuring reserve	4,697	4,522
Accrued pensions — current	4,613	4,305
Other current liabilities	27,373	22,027
Total Current Liabilities	240,881	211,558
LONG-TERM DEBT, LESS CURRENT MATURITIES	91,100	133,704
ACCRUED PENSIONS	77,621	77,623
OTHER LONG-TERM LIABILITIES	43,772	47,928
DEFERRED INCOME TAXES	12,305	9,665
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,078,498 and 42,747,808	4,307	4,274
Additional capital	390,379	381,498
Retained earnings	200,054	173,912
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	28,603	16,150
Total Checkpoint Systems, Inc. Stockholders’ Equity	551,823	504,314
NONCONTROLLING INTERESTS	834	924
TOTAL EQUITY	552,657	505,238
TOTAL LIABILITIES AND EQUITY	$ 1,018,336	$ 985,716

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)
Year ended	December 27, 2009	December 28, 2008	December 30, 2007

Net revenues	$ 772,718	$ 917,082	$ 834,156
Cost of revenues	441,434	538,983	488,184
Gross profit	331,284	378,099	345,972
Selling, general, and administrative expenses	262,649	296,935	260,854
Research and development	20,354	22,607	18,170
Restructuring expenses	5,401	6,442	2,701
Litigation settlement	1,300	6,167	—
Asset impairment	—	4,510	—
Goodwill impairment	—	59,583	—
Other operating income	—	968	2,571
Operating income (loss)	41,580	(17,177)	66,818
Interest income	1,971	2,660	5,443
Interest expense	7,386	5,768	2,347
Other (loss) gain, net	(180)	(8,924)	662
Earnings (loss) from continuing operations before income taxes	35,985	(29,209)	70,576
Income taxes expense	10,290	719	12,174
Earnings (loss) from continuing operations	25,695	(29,928)	58,402
Earnings from discontinued operations, net of tax of $0, $0, and $351	—	—	359
Net earnings (loss)	25,695	(29,928)	58,761
Less: (loss) attributable to noncontrolling interests	(447)	(123)	(7)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$ 26,142	$ (29,805)	$ 58,768

Net earnings (loss) attributable to Checkpoint Systems, Inc. per Common shares:

Basic Earnings (Loss) Per Share:
Earnings (loss) from continuing operations	$ .67	$ (.76)	$ 1.46
Earnings from discontinued operations, net of tax	—	—	.01
Basic Earnings (Loss) Per Share	$ .67	$ (.76)	$ 1.47

Diluted Earnings (Loss) Per Share:
Earnings (loss) from continuing operations	$ .66	$ (.76)	$ 1.43
Earnings from discontinued operations, net of tax	—	—	.01
Diluted Earnings (Loss) Per Share	$ .66	$ (.76)	$ 1.44

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 31, 2006	41,315	$ 4,131	$ 345,206	$ 146,658	2,036	$ (20,621)	$ (1,793)	$ 956	$ 474,537
Net earnings				58,768				(7)	58,761
Exercise of stock-based compensation	522	52	6,670						6,722
Tax benefit on stock-based compensation			881						881
Stock-based compensation expense			6,518						6,518
Deferred compensation plan			1,409						1,409
Cumulative effect of adopting a change in accounting for uncertainties in income taxes (FIN 48)				(1,709)					(1,709)
Amortization of pension plan actuarial losses, net of tax							130		130
Unrealized gain adjustment on marketable securities, net of tax							16		16
Recognized gain on pension, net of tax							6,755		6,755
Foreign currency translation adjustment							35,257	28	35,285
Balance, December 30, 2007	41,837	$ 4,183	$ 360,684	$ 203,717	2,036	$ (20,621)	$ 40,365	$ 977	$ 589,305
Net (loss)				(29,805)				(123)	(29,928)
Exercise of stock-based compensation and awards released	911	91	8,914						9,005
Tax benefit on stock-based compensation			2,121						2,121
Stock-based compensation expense			7,096						7,096
Deferred compensation plan			2,683						2,683
Repurchase of common stock					2,000	(50,899)			(50,899)
Amortization of pension plan actuarial losses, net of tax							72		72
Change in realized and unrealized gains on derivative hedges, net of tax							880		880
Unrealized gain adjustment on marketable securities, net of tax							(16)		(16)
Recognized loss on pension, net of tax							(169)		(169)
Foreign currency translation adjustment							(24,982)	70	(24,912)
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				26,142				(447)	25,695
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment							11,617	357	11,974
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 200,054	4,036	$ (71,520)	$ 28,603	$ 834	$ 552,657

See accompanying notes to the consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)
Year ended	December 27, 2009	December 28, 2008	December 30, 2007
Net earnings (loss)	$ 25,695	$ (29,928)	$ 58,761
Amortization of pension plan actuarial losses, net of tax	84	72	130
Change in realized and unrealized (losses) gains on derivative hedges, net of tax	(1,182)	880	—
Unrealized gain adjustment on marketable securities, net of tax	—	(16)	16
Recognized gain (loss) on pension, net of tax	1,934	(169)	6,755
Foreign currency translation adjustment	11,974	(24,912)	35,285
Comprehensive income (loss)	$ 38,505	$ (54,073)	$ 100,947
Less: comprehensive (loss) earnings attributable to noncontrolling interests	(90)	(53)	21
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$ 38,595	$ (54,020)	$ 100,926

See notes to consolidated financial statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net earnings (loss)	$ 25,695	$ (29,928)	$ 58,761
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,325	30,788	21,059
Deferred taxes	(7,109)	(13,716)	(7,486)
Stock-based compensation	7,135	7,096	6,518
Excess tax benefit on stock compensation	(12)	(2,229)	(755)
Provision for losses on accounts receivable	(117)	5,810	1,846
Gain on sale of discontinued operations	—	—	(359)
Gain on sale of subsidiaries	—	(968)	(2,523)
Loss (gain) on disposal of fixed assets	314	276	(193)
Goodwill impairment	—	59,583	—
Asset impairment	—	4,510	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	27,308	(215)	(34,186)
Inventories	17,078	5,469	2,186
Other current assets	8,993	3,920	(2,496)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	(6,348)	(12,278)	17,958
Income taxes	3,584	5,951	(9,144)
Unearned revenues	11,654	(3,208)	4,229
Restructuring reserve	459	546	(2,958)
Other current and accrued liabilities	(6,133)	15,799	14,514
Net cash provided by operating activities	114,826	77,206	66,971

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(13,757)	(15,217)	(13,363)
Acquisitions of businesses, net of cash acquired	(25,535)	(39,629)	(94,522)
Net cash (outflow) proceeds from the sale of discontinued operations	—	—	(2,159)
Decrease in restricted cash	516	—	2,121
Other investing activities	131	142	1,772
Net cash (used in) investing activities	(38,645)	(54,704)	(106,151)

Cash flows from financing activities:
Proceeds from stock issuances	845	9,005	7,174
Excess tax benefit on stock compensation	12	2,229	755
Proceeds of short-term debt	11,215	3,582	2,899
Payment of short-term debt	(12,941)	(3,596)	(8,950)
Proceeds of long-term debt	93,793	105,898	6,177
Payment of long-term debt	(144,650)	(65,813)	(891)
Net change in factoring and bank overdrafts	5,380	—	—
Debt issuance costs	(3,970)	—	—
Payment of notes payable	—	(4,866)	—
Purchase of treasury stock	—	(50,899)	—
Net cash (used in) provided by financing activities	(50,316)	(4,460)	7,164
Effect of foreign currency rate fluctuations on cash and cash equivalents	4,010	(4,091)	6,893
Net increase (decrease) in cash and cash equivalents	29,875	13,951	(25,123)
Cash and cash equivalents:
Beginning of year	132,222	118,271	143,394
End of year	$ 162,097	$ 132,222	$ 118,271

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

Out of Period Adjustments

During the fourth quarter of 2009, we recorded a benefit to income tax expense of $1.3 million related to the settlement of a tax matter in an overseas jurisdiction for which the assessment was received in the third quarter of 2009.  This adjustment related to the third quarter of 2009 was not material to the financial results for previously issued interim financial data or to the fourth quarter of fiscal 2009. As a result, we did not restate our previously issued interim financial data.

During the fourth quarter of 2008, we identified an error in our financial statements related to fiscal year 2006. This error related to the accounting for a building impairment in France. We corrected the error during the fourth quarter of 2008, which had the effect of increasing asset impairment expense $1.1 million and reducing net income by $0.8 million. This prior period error was not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as for the twelve months ended December 28, 2008. As a result, we did not restate our previously issued annual financial statements or previously issued interim financial data.

During the first quarter of 2008, we identified errors in our financial statements for the fiscal years ended 1999 through fiscal year 2007. These errors primarily related to the accounting for a deferred compensation arrangement. We incorrectly accounted for a deferred payment arrangement to a former executive of the Company. These deferred payments should have been appropriately accounted for in prior periods. We corrected these errors during the first quarter of 2008, which had the effect of increasing selling, general and administrative expenses by $1.4 million and reducing net income by $0.8 million. These prior period errors individually and in the aggregate were not material to the financial results for previously issued annual financial statements or previously issued interim financial data prior to fiscal 2008 as well as the twelve months ended December 28, 2008. As a result, we did not restate our previously issued annual financial statements or previously issued interim financial data.

In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the 2007 and prior years’ financial statements.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2009, 2008, and 2007, are for the 52 weeks ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively.

Reclassifications

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

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. The remaining shares held by Mitsubishi represent 15% of the adjusted outstanding shares of Checkpoint Japan. We have classified noncontrolling interests as equity on our consolidated balance sheets as of December 27, 2009 and December 28, 2008 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the years ended December 27, 2009, December 28, 2008, and December 30, 2007. No changes in the ownership interests of Checkpoint Japan occurred during the years ended December 27, 2009, December 28, 2008, and December 30, 2007, respectively.

Stock Repurchase Program

During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of December 27, 2009, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Subsequent Events

During the second quarter of 2009, we adopted a standard codified within ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition. We evaluated events or transactions that occurred after December 27, 2009 and through February 23, 2010, the date the financial statements were issued. During this period no events required recognition or disclosure in the consolidated financial statements of the Company.

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

Other Assets

Included in other assets are $18.2 million and $11.5 million of net long-term customer-based receivables at December 27, 2009 and December 28, 2008, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 27, 2009 and December 28, 2008 were $3.2 million and $0.2 million, respectively. The financing cost amortization expense was $1.0 million, $0.2 million, and $0.2 million, for 2009, 2008, and 2007, respectively.

Revenue Recognition

We recognize revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. For arrangements with multiple elements, we determine the fair value of each element and then allocate the total arrangement consideration among the separate elements. In instances when the fair value is not known for the delivered items, and is known for the undelivered items, the residual method is used. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Equipment leased to customers under sales-type leases is accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the equipment is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from equipment under operating leases is recognized over the term of the lease. Installation revenue from SMS EAS equipment is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed. Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.

Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed and determinable, and collection is probable. Revenue from software contracts for both licenses and professional services that require significant production, modification, customization, or implementation are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term.

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

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions. The following table sets forth the movement in the warranty reserve:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Balance at beginning of year	$ 8,403	$ 8,108
Accruals for warranties issued	3,708	6,388
Settlement made	(6,163)	(5,882)
Acquisitions	—	89
Foreign currency translation adjustment	168	(300)
Balance at end of year	$ 6,116	$ 8,403

Royalty Expense

Royalty expenses related to security products approximated $0.2 million, $3.7 million, and $3.7 million, in 2009, 2008, and 2007, respectively. These expenses are included as part of cost of revenues. Our payment obligation to Arthur D. Little, Inc. terminated on December 31, 2008.

Research and Development Costs

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.

Stock Options

We recognize stock-based compensation expense for all share-based payments net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Stock compensation expense is recognized for all share-based payments on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option pricing model to value all stock options. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended, December 27, 2009	Year Ended, December 28, 2008	Year Ended, December 30, 2007
Weighted average fair value of grants	$ 3.59	$ 8.04	$ 8.88
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.4474	.3883	.3659
Expected life (in years)	4.86	4.84	4.56
Risk-free interest rate	1.700%	2.450%	4.264%

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  We include interest and penalties related to our tax contingencies in income tax expense.

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

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The standard amends the accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the standard would also apply the provisions of the new standard. Disclosure requirements were also expanded to enable the evaluation of the nature and financial effects of the business combination. For the Company, the standard is effective for business combinations occurring after December 28, 2008. Adoption of the standard did not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. This standard was applied to business combinations disclosed in Note 2 that were completed after 2008.  Also, since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, the standard could significantly affect the results of operations if changes in the valuation allowances occur subsequent to adoption. As of December 27, 2009, such deferred tax valuation allowances amounted to $4.6 million.

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

In December 2007, the FASB issued an accounting standard codified within ASC 810, “Consolidation”.  The standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  Noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent’s equity. The standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of the standard is for fiscal years beginning after December 15, 2008. We adopted the standard on December 29, 2008. As of December 27, 2009, our noncontrolling interest totaled $0.8 million, which is included in the stockholders’ equity section of our Consolidated Balance Sheets. The Company has incorporated the required presentation and disclosure requirements in our consolidated financial statements.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the standard on December 29, 2008. See Note 15 for our enhanced disclosures required under this standard.

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

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and was applied by us to intangible assets acquired on or after December 29, 2008. We do not expect the standard to have a material impact on our accounting for future acquisitions of intangible assets.

In December 2008, the FASB issued an accounting standard codified within ASC 810, “Consolidation” and ASC 860, “Transfers and Servicing”. The standard was effective for the first reporting period ending after December 15, 2008 and requires additional disclosures concerning transfers of financial assets and an enterprise’s involvement with variable interest entities (VIE) and qualifying special purpose entities under certain conditions. Upon adoption in our interim consolidated financial statements for the quarter ending March 29, 2009, there were no additional required disclosures.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  See Note 15 for our disclosures required under the standard.

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

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.  See Note 1 for the required disclosures.

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

In December 2008, the FASB issued an accounting standard codified within ASC 715, “Compensation – Retirement Benefits” that requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The disclosures under this standard were effective for us for the fiscal year ending December 27, 2009.  See Note 14 for the additional disclosures required upon adoption of this standard.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on our consolidated results of operations and financial condition.

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We do not expect the adoption of this standard to have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures will be included in our financial statements for the first quarter ended March 28, 2010.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 28, 2009, the first day of our 2010 fiscal year.  We do not expect the adoption of this standard to have a material effect on our consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Note 2. ACQUISITIONS

Acquisitions in Fiscal 2009

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests.  Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the consolidated statement of operations and approximate $0.6 million and $0.7 million for the years ended December 27, 2009 and December 28, 2008, respectively.

The financial statements reflect the preliminary allocation of the Brilliant purchase price based on estimated fair values at the date of acquisition. The allocation of the purchase price remains open for certain information related to deferred income taxes and is expected to be completed during the first half of 2010. This allocation has resulted in acquired goodwill of $4.3 million, which is not tax deductible. Intangible assets included in this acquisition were $1.4 million.  The intangible assets were composed of a non-compete agreement ($0.9 million), customer lists ($0.4 million), and trade names ($0.1 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 3 years for the trade names. The results from the acquisition date through December 27, 2009 are included in the Apparel Labeling Solutions segment and were not material to the consolidated financial statements.

Acquisitions in Fiscal 2008

In June 2008, the Company purchased the business of OATSystems, Inc., a privately held company, for approximately $37.2 million, net of cash acquired of $0.9 million, and including the assumption of $3.2 million of OATSystems, Inc. debt. The transaction was paid in cash. Additionally, we acquired $1.3 million in liabilities.

The financial statements reflect the preliminary allocation of the OATSystems, Inc. purchase price based on estimated fair values at the date of acquisition. This allocation resulted in acquired goodwill of $22.8 million, which is not tax deductible. We also acquired intangibles of $6.1 million consisting of a trade name and proprietary technologies. The trade name is an indefinite-lived intangible asset while the proprietary technologies are finite-lived intangible assets that have a useful life of 4 years. The results from the acquisition date through December 28, 2008 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.

During 2009, we recorded working capital adjustments for the OATSystems, Inc. acquisition which increased goodwill by $0.2 million. The working capital adjustments were related to income tax adjustments. As of December 27, 2009, the financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition.

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

Acquisitions in Fiscal 2007

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries (collectively, the “Company”) and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which the Company purchased all of the assets of Alpha’s S3 business (the “Acquisition”) for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the first quarter of 2009, a contingent payment of $6.8 million was made related to the Alpha acquisition since revenues for the S3 business exceeded the minimum contingency payment thresholds established in the Alpha asset purchase agreement, with a corresponding increase to goodwill recorded on the acquisition.

The S3 business includes the development, manufacture, distribution, and sale of retail store applied security products requiring removal by store personnel at the cash register.

The purchase price allocation as of the date of acquisition was as follows:

(dollar amounts in thousands)	November 1, 2007
Cash	$ 67,000
Long-term debt	75,000
Contingent payment	6,796
Purchase price(1)	148,796
Fair value of net assets acquired:
Accounts receivable	6,986
Inventories	6,882
Other current assets	73
Property, plant, and equipment	9,148
Intangible assets(2)	71,053
Accounts payable	(2,526)
Accrued compensation and related taxes	(810)
Other accrued expenses	(799)
Fair value of the net assets acquired	90,007
Excess cost over net assets acquired	58,789
Adjustment to the realization of deferred tax assets for Checkpoint	(59)
Estimated acquisition costs	648
Goodwill(3)	$ 59,378

Notes:

(1)	Represents the cash, long-term debt, and contingent payment used to finance the acquisition.

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

The allocation of the purchase price for the Alpha Acquisition, which primarily used a discounted cash flow approach with respect to identified intangible assets and a combination of the cost and market approaches with respect to property, plant and equipment, was finalized during fiscal year 2008. The discounted cash flow approach was based upon management’s estimated future cash flows from the acquired assets and liabilities and utilized a discount rate consistent with the inherent risk associated with the acquired assets and liabilities. The results of the assets acquired and liabilities assumed in connection with the Alpha Acquisition have been included in the consolidated statement of operations since the closing of the transaction on November 1, 2007, as part of the Shrink Management Solutions segment.

The following schedule presents 2007 supplemental unaudited pro forma information as if the Alpha Acquisition had occurred on December 26, 2005. The unaudited pro forma information is presented based on information available, is intended for informational purposes only and is not necessarily indicative of and does not purport to represent what Checkpoint’s future financial condition or operating results will be after giving effect to the Alpha Acquisition and does not reflect actions that may be undertaken by management in integrating these businesses. In addition, this information does not reflect financial and operating benefits Checkpoint expects to realize as a result of the acquisition.

(dollar amounts in thousands)	Pro Forma
Year ended	December 30, 2007
(Unaudited)
Net revenues	$ 880,790
Earnings from continuing operations	58,225
Earnings from discontinued operations, net of tax	359
Net earnings attributable to Checkpoint Systems, Inc.	$ 58,584

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic Earnings Per Share:
Earnings from continuing operations	$ 1.46
Earnings from discontinued operations, net of tax	.01
Basic Earnings Per Share	$ 1.47

Diluted Earnings Per Share:
Earnings from continuing operations	$ 1.43
Earnings from discontinued operations, net of tax	.01
Diluted Earnings Per Share	$ 1.44

Other Acquisitions in Fiscal 2007

In November 2007, we purchased SIDEP, a provider of Radio Frequency (RF) Electronic Article Surveillance (EAS) products. Upon closing, we also acquired the remaining minority interests in a SIDEP subsidiary, Shanghai Asialco Electronics Co., Ltd. (Asialco), a China based manufacturer of RF-EAS labels. The total purchase price for these acquisitions was $27.9 million, net of cash acquired. The purchase agreement was structured with deferred payments to the minority interest owners of Asialco of $9.3 million. These payments will be paid over a three-year period from the date of acquisition and were recorded as a liability on the date of acquisition. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of $14.0 million, which is non-deductible for tax purposes. Intangible assets included in this acquisition were $10.7 million. The intangible assets were composed of customer lists ($5.2 million), non-compete agreement ($3.8 million), trade names ($1.1 million), and technology ($0.6 million). The useful lives were 8 to 13 years for customer lists, 3 years for the non-compete agreement, indefinite for trade names, and 3 years for technology. The allocation of the purchase price was finalized during fiscal year 2008. The results from the acquisition date through December 30, 2007 are included in the Shrink Management Solutions segment and were not material to the consolidated financial statements.

During 2008, we recorded working capital adjustments for the SIDEP acquisition which increased goodwill by $1.8 million. The working capital adjustments were primarily related to income tax adjustments. We also paid $4.9 million to the minority interest owners of Asialco as part of the deferred payment arrangement established in the SIDEP purchase agreement. During 2009, we recorded working capital adjustments for the SIDEP acquisition which decreased goodwill by $0.1 million. As of December 27, 2009, the financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition.

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

Note 3. INVENTORIES

Inventories consist of the following:
(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Raw materials	$ 16,274	$ 16,287
Work-in-process	5,721	6,100
Finished goods	67,252	79,735
Total	$ 89,247	$ 102,122

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:
(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Revenue equipment on operating lease
Equipment rented to customers	$ 20,659	$ 22,795
Accumulated depreciation	(18,643)	(20,755)
Total revenue equipment on operating lease	$ 2,016	$ 2,040

Property, plant, and equipment
Land	$ 9,803	$ 9,809
Buildings	67,642	56,014
Machinery and equipment	163,386	144,717
Leasehold improvements	16,170	13,385
Construction in progress	4,532	3,429
	261,533	227,354
Accumulated depreciation	(143,935)	(140,619)
Total property, plant, and equipment	$ 117,598	$ 86,735

Property, plant, and equipment under capital lease had gross values of $3.0 million and $1.4 million and accumulated depreciation of $1.0 million and $0.9 million, as of December 27, 2009 and December 28, 2008, respectively.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $18.9 million, $18.1 million, and $15.4 million, for 2009, 2008, and 2007, respectively.

In 2008, we recorded a $1.5 million fixed asset impairment. The charge consisted of $1.1 million related to the write down of a building in France and $0.4 million related to the write down of land and a building in Japan. These impairments were recorded in asset impairments on the consolidated statement of operations.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $104.7 million, and $113.8 million as of December 27, 2009 and December 28, 2008, respectively.

The following table reflects the components of intangible assets as of December 27, 2009 and December 28, 2008:

		December 27, 2009		December 28, 2008
(dollar amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 82,504	$ 37,660	$ 81,037	$ 31,184
Trade name	3 to 30	31,420	17,193	30,610	16,107
Patents, license agreements	3 to 14	63,267	44,624	60,986	40,277
Other	3 to 6	10,704	5,832	9,700	3,140
Total amortized finite-lived intangible assets		187,895	105,309	182,333	90,708

Indefinite-lived intangible assets:
Trade name		22,147	—	22,130	—
Total identifiable intangible assets		$ 210,042	$ 105,309	$ 204,463	$ 90,708

We recorded $12.5 million, $12.5 million, and $5.5 million of amortization expense for 2009, 2008, and 2007, respectively.

During our 2008 annual goodwill and indefinite-lived intangibles impairment test, we determined our indefinite-lived trade mark intangible in our Shrink Management Solutions segment was impaired. As a result we recorded an impairment charge of $0.4 million in the fourth quarter of 2008. This charge was recorded in asset impairments on the consolidated statement of operations.

As a result of changes in business circumstances related to the customer list intangible asset recognized in connection with the SIDEP/Asialco acquisition, we recorded an impairment charge of $2.6 million in the fourth quarter ended December 28, 2008. The impairment charge was recorded in asset impairments in the Shrink Management Solutions segment on the consolidated statement of operations.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2010	$ 12,066
2011	$ 10,588
2012	$ 9,787
2013	$ 8,632
2014	$ 8,155

The changes in the carrying amount of goodwill are as follows:

(dollar amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2007	$ 191,575	$ 4,683	$ 78,343	$ 274,601
Acquired during the year	24,130	—	—	24,130
Purchase accounting adjustment	9,300	(174)	—	9,126
Impairment losses	(48,219)	(3,550)	(7,813)	(59,582)
Translation adjustments	(7,293)	(959)	(4,491)	(12,743)
Balance as of December 28, 2008	169,493	—	66,039	235,532
Acquired during the year	—	4,278	—	4,278
Purchase accounting adjustment	283	—	—	283
Translation adjustments	2,102	22	1,845	3,969
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062

The following table reflects the components of goodwill as of December 27, 2009 and December 28, 2008:

(dollar amounts in thousands)
	December 27, 2009			December 28, 2008
	Gross Amount	Accumulated Impairment Losses	Goodwill, net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 229,062	$ 57,184	$ 171,878	$ 225,509	$ 56,016	$ 169,493
Apparel Labeling Solutions	24,052	19,752	4,300	19,387	19,387	—
Retail Merchandising Solutions	139,859	71,975	67,884	135,973	69,934	66,039
Total goodwill	$ 392,973	$ 148,911	$ 244,062	$ 380,869	$ 145,337	$ 235,532

During fiscal 2009, 2008, and 2007 we made multiple acquisitions which impacted goodwill and intangible assets. Please refer to Note 2 of these consolidated financial statements for more information on these acquisitions and their impact.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2009 and 2007, annual assessments did not result in an impairment charge.

During the year ended December 28, 2008, the Company completed step one of its fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that certain goodwill related to the Shrink Management Solutions, Apparel Labeling Solutions and Retail Merchandising Solutions segments were impaired. The second step of the goodwill impairment test was not completed prior to the issuance of the fiscal 2008 financial statements. Therefore, the Company recognized a charge of $59.6 million as a reasonable estimate of the impairment loss in its fiscal 2008 financial statements. The impairment charge was recorded in goodwill impairment on the consolidated statement of operations. The impairment charge was attributed to a combination of a decline in our market capitalization of the Company and a decline in the estimated forecasted discounted cash flows expected by the Company.

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

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 27, 2009 and at December 28, 2008 consisted of the following:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Lines of credit with interest rates ranging from 1.46% to 2.04% (1)	$ 6,578	$ 7,707
Asialco loans	3,660	3,645
Full-recourse factoring liabilities	12,089	—
Term loans	1,060	—
Current portion of long-term debt	2,385	230
Total short-term borrowings and current portion of long-term debt	$ 25,772	$ 11,582

(1)	The weighted average interest rate for 2009 was 1.75%.

In October 2009, the Company entered into an $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At December 27, 2009, the interest rate was 3.70%. As of December 27, 2009, the factoring arrangement had a balance of $10.7 million (€7.4 million) and was included in short-term borrowings in the accompanying consolidated balance sheets since the agreement expires in October 2010.

In connection with the acquisition of Brilliant, the Company assumed debt of $19.6 million. As of December 27, 2009, $4.1 million of this amount remained outstanding. The short-term debt outstanding of $2.5 million includes accounts receivable factoring arrangements and term loans.

Factoring Arrangements - The variable interest rate full-recourse factoring arrangements of accounts receivable have a maximum limit of $3.2 million (HKD 25.0 million) and totaled $1.4 million (HKD 10.9 million) as of December 27, 2009. The arrangements are secured by trade receivables as well as a fixed cash deposit of $0.6 million (HKD 5.0 million). The arrangement bears interest of HKD Prime Rate + 1.00%. On December 27, 2009, the interest rate was 6.00%. The secured cash deposit is recorded within restricted cash in the accompanying consolidated balance sheets.

Term Loans – The term loans totaled $1.1 million (RMB 7.2 million) on December 27, 2009. The interest rates range from 4.89% to 5.90%. The term loans mature at various times through July 2010.  The term loans are collateralized by land and buildings with an aggregate carrying value of $13.1 million as of December 27, 2009.

During the second quarter of 2009, our outstanding Asialco loans were paid down and a loan for $3.7 million (RMB25 million) was renewed in April 2009 for a 12 month period. As of December 27, 2009, our outstanding Asialco loan balance is $3.7 million (RMB 25 million) and has a maturity date of April 2010. The loan is included in short-term borrowings in the accompanying consolidated balance sheets. The loan is collateralized by land and buildings with an aggregate carrying value of $5.6 million as of December 27, 2009.

In August 2009, $8.5 million (¥800 million) was paid in order to extinguish our existing Japanese local line of credit.

In September 2009, we entered into a new Japanese local line of credit for $6.5 million (¥600 million). As of December 27, 2009, the Japanese local line of credit is $6.6 million (¥600 million) and is fully drawn. The line of credit matures in September 2010.

Note 7. LONG-TERM DEBT

Long-term debt at December 27, 2009 and December 28, 2008 consisted of the following:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	$ 86,745	$ —
Senior unsecured credit facility:
$150 million variable interest rate revolving credit facility maturing in 2010	—	133,596
Full-recourse factoring liabilities	2,432	—
Other capital leases with maturities through 2014	4,308	338
Total(1)	93,485	133,934
Less current portion	2,385	230
Total long-term portion	$ 91,100	$ 133,704

(1) The weighted average interest rates for 2009 and 2008 were 4.6% and 3.0%, respectively.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 27, 2009, the factoring arrangement had a balance of $2.4 million (€1.7 million), of which $0.5 million (€0.4 million) was included in the current portion of long-term debt and $1.9 million (€1.3 million) was included in long-term borrowings in the accompanying consolidated balance sheets since the receivables are collectable through 2016.

In connection with the acquisition of Brilliant in August 2009, the Company assumed $8.4 million (HKD 64.8 million) of capital leases. The capital leases mature at various dates through July 2014. As of December 27, 2009, the capital lease balance equals $1.6 million (HKD 12.3 million), of which $0.7 million (HKD 5.2 million) is included in current portion of long-term debt and $0.9 million (HKD 7.1 million) is included in long-term borrowings in the accompanying consolidated balance sheets.  As of December 27, 2009, the weighted average interest rate was 3.7%.

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

The Secured Credit Facility also includes an expansion option that gives us the right to increase the aggregate revolving commitment by an amount up to $50 million, for a potential total commitment of $175 million. The expansion option allows the additional $50 million in increments of $25 million based upon consolidated earnings before interest, taxes, and depreciation and amortization (EBITDA) on June 28, 2009 and December 27, 2009, respectively. Based on our consolidated EBITDA at December 27, 2009, we qualified to request the $50 million expansion option for a total potential commitment of $175 million. We did not elect to request the $50 million expansion option at December 27, 2009.

The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of December 27, 2009. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of December 27, 2009 is $242 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of December 27, 2009, we were in compliance with all covenants.

As of December 27, 2009, the Company incurred $4.0 million in fees and expenses in connection with the Secured Credit Facility, which are amortized over the term of the Secured Credit Facility to interest expense on the consolidated statement of operations. An immaterial amount of remaining unamortized debt issuance costs recognized in connection with the Senior Unsecured Credit Facility was recognized in other gain (loss) on the consolidated statement of operations in the second quarter of fiscal 2009.

The aggregate maturities on all long-term debt (including current portion) are:
(dollar amounts in thousands)	Debt	Capital Leases	Total Debt
2010	$ 557	$ 1,828	$ 2,385
2011	441	1,808	2,249
2012	87,122	571	87,693
2013	378	73	451
2014	344	28	372
Thereafter	335	—	335
Total	$ 89,177	$ 4,308	$ 93,485

Note 8. STOCK-BASED COMPENSATION

At December 27, 2009, we had stock-based employee compensation plans as described below. For the years ended December 27, 2009, December 28, 2008, and December 30, 2007, the total compensation expense (included in selling general, and administrative expense) related to these plans was $7.1 million, $7.1 million, and $6.5 million ($5.0 million, $4.9 million, and $4.6 million, net of tax), respectively.

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

Stock Plans

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available at that time under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. No further awards will be issued under the 1992 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three-year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. On June 3, 2009, at the 2009 Annual Meeting of Shareholders of Checkpoint Systems, Inc., the shareholders of the Company approved the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan, Effective Date: February 17, 2009 (the “Omnibus Incentive Plan”), which was amended and restated to extend the term of the Omnibus Incentive Plan by an additional five years and to re-approve the performance goals set forth under the Omnibus Incentive Plan. As of December 27, 2009, there were 1,012,994 shares available for grant under the 2004 plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 27, 2009, there were no shares available for grant under the 1992 Plan.

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

The LTIP plan was further expanded during fiscal 2007. Under the 2007 LTIP plan, RSUs were awarded to eligible key employees. The number of shares for these units varies based on the Company’s revenue and earnings per share. These units cliff vest at the end of fiscal 2009. As of December 30, 2007, 20,000 units vested at a grant price of $23.91 per share in accordance with the former CEO’s retirement plan. At December 28, 2008, we reversed $1.7 million of previously recognized compensation cost since it was determined that the Company would not achieve the revenue and earnings per share targets set for in the 2007 LTIP plan during fiscal 2009. At December 27, 2009, the Company did not achieve the targets required by the plan and as a result no remaining RSUs were earned under this plan.

On December 4, 2007, RSUs were awarded to certain key employees of the Company’s Alpha Security Products Division as part of the LTIP plan. The number of shares for these units varies based on the Company’s Alpha product revenues. These units have the potential to vest 33% per year, over a three-year period ending at the end of fiscal 2010. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $21.84 per share. For fiscal year 2009, $0.1 million was charged to compensation expense. As of December 27, 2009, total unamortized compensation expense for this grant was $0.2 million. As of December 27, 2009, the maximum achievable RSUs outstanding under this plan are 53,200 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 17, 2009, RSUs were awarded to certain key employees of the Company as part of the LTIP 2009 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2009 to December 2011 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $8.12 per share. For fiscal year 2009, $0.2 million was charged to compensation expense. As of December 27, 2009, total unamortized compensation expense for this grant was $0.5 million. As of December 27, 2009, the maximum achievable RSUs outstanding under this plan are 199,020 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Stock Options

Option activity under the principal option plans as of December 27, 2009 and changes during the year then ended were as follows:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2008	2,880,326	$ 18.85	6.42	$ 25
Granted	253,102	8.89
Exercised	(3,495)	11.04
Forfeited or expired	(82,036)	17.48
Outstanding at December 27, 2009	3,047,897	18.07	5.69	4,420
Vested and expected to vest at December 27, 2009	2,891,931	18.07	5.55	4,090
Exercisable at December 27, 2009	2,026,252	$ 17.45	4.38	$ 2,729

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 27, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 27, 2009, December 28, 2008, and December 30, 2007, was $19 thousand, $8.2 million, and $3.1 million, respectively.

As of December 27 2009 $3.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 27 2009 was $0.8 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $0.4 million and $3.1million for the fiscal years ended December 27, 2009 and December 28, 2008. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

In 2007, 2008, and 2009 we issued service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 27, 2009 and changes during the year ended December 27, 2009 were as follows:

	Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2008	552,985	1.34	$ 36.45
Granted	204,863	—	10.29
Vested	(129,986)	—	11.71
Forfeited	(13,898)	—	21.78
Nonvested at December 27, 2009	613,964	1.07	$ 39.24
Vested and expected to vest at December 27, 2009	530,874	0.95
Vested at December 27, 2009	53,020	—

The total fair value of restricted stock awards vested during 2009 was $1.5 million as compared to $1.9 million during 2008. As of December 27, 2009, there was $2.8 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2009, 2008, and 2007, included payments for interest of $6.3 million, $5.2 million, and $2.1 million, and income taxes of $8.7 million, $17.0 million, and $18.7 million, respectively.

Non-cash investing and financing activities are excluded from the Consolidated Statement of Cash Flows. During the third quarter of 2009 we transferred $5.6 million (HKD 43.0 million) of acquired Brilliant properties and relieved the associated liability to the former Brilliant owner.  This transaction was a non-cash transaction and is excluded from our Consolidated Statement of Cash Flows as of December 27, 2009.

Excluded from the Consolidated Statement of Cash Flows for the year ended December 27, 2009 is a $2.5 million capital lease liability and the related capitalized asset.

Business Acquisitions
(dollar amounts in thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Fair value of tangible assets acquired, less cash acquired	$ 52,275	$ 12,492	$ 45,883
Goodwill and identified intangible assets	5,929	44,246	155,239
Liabilities assumed	(32,669)	(17,109)	(31,600)
Borrowings to fund acquisition	—	—	(75,000)
Cash paid for acquisitions	$ 25,535	$ 39,629	$ 94,522

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

The components of accumulated other comprehensive income at December 27, 2009 and at December 28, 2008 are as follows:

(dollar amounts in thousands)	2009	2008
Actuarial losses on pension plans, net of tax	$ (844)	$ (2,862)
Derivative hedge contracts, net of tax	(302)	880
Foreign currency translation adjustment	29,749	18,132
Total	$ 28,603	$ 16,150

Note 11. EARNINGS PER SHARE

For fiscal years 2009, 2008, and 2007, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 27, 2009	December 28, 2008	December 30, 2007
Basic earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders from continuing operations	$ 26,142	$ (29,805)	$ 58,409
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders from continuing operations	$ 26,142	$ (29,805)	$ 58,409

Shares:
Weighted average number of common shares outstanding	38,909	39,071	39,550
Shares issuable under deferred compensation agreements	396	337	311
Basic weighted average number of common shares outstanding	39,305	39,408	39,861
Common shares assumed upon exercise of stock options and awards	234	—	853
Shares issuable under deferred compensation arrangements	13	—	10
Dilutive weighted average number of common shares outstanding	39,552	39,408	40,724

Basic Earnings (Loss) Attributable to Checkpoint Systems, Inc. per Share:
Earnings (loss) from continuing operations	$ .67	$ (.76)	$ 1.46
Earnings from discontinued operations, net of tax	—	—	.01
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .67	$ (.76)	$ 1.47

Diluted Earnings (Loss) Attributable to Checkpoint Systems, Inc. per Share:
Earnings (loss) from continuing operations	$ .66	$ (.76)	$ 1.43
Earnings from discontinued operations, net of tax	—	—	.01
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .66	$ (.76)	$ 1.44

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the years ended December 27, 2009, December 28, 2008, and December 30, 2007 were as follows:

(share amounts in thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1):	2,507	2,151	524

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

Note 13. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes and minority interest are:

(dollar amounts in thousands)	2009	2008	2007
Domestic	$ (20,473)	$ (16,448)	$ 4,730
Foreign	56,458	(12,761)	65,846
Total	$ 35,985	$ (29,209)	$ 70,576

Provision for income taxes — continuing operations:
(dollar amounts in thousands)	2009	2008	2007
Currently payable
Federal	$ (2,565)	$ 36	$ (1,240)
State	(41)	12	981
Puerto Rico	45	243	1,058
Foreign	20,555	11,826	18,255
Total currently payable	17,994	12,117	19,054

Deferred
Federal	(9,042)	(4,259)	(80)
State	(1,050)	902	(5,493)
Puerto Rico	540	12	(9)
Foreign	1,848	(8,053)	(1,298)
Total deferred	(7,704)	(11,398)	(6,880)
Total provision	$ 10,290	$ 719	$ 12,174

Deferred tax assets/liabilities at December 27, 2009 and December 28, 2008 consist of:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Inventory	$ 4,613	$ 6,650
Accounts receivable	2,449	2,158
Capitalized research and development costs	9,265	3,161
Net operating loss and foreign tax credit carryforwards	59,770	53,635
Restructuring	788	31
Deferred revenue	686	1,345
Pension	5,957	6,555
Warranty	1,381	2,171
Deferred compensation	3,483	1,712
Stock based compensation	5,064	3,885
Valuation allowance	(32,739)	(22,717)
Deferred tax assets	60,717	58,586
Depreciation	(753)	(28)
Intangibles	10,978	10,993
Other	(3,058)	(1,095)
Withholding tax liabilities	945	945
Deferred tax liabilities	8,112	10,815
Net deferred tax assets	$ 52,605	$ 47,771

At December 27, 2009, the net deferred tax asset related to net operating loss carryforwards is $17.9 million, detailed as follows:

Expiration	Federal	State	International	Total
2009 — 2016	$ —	$ 3,100	$ 2,752	$ 5,852
2017 — 2023	—	2,444	2,130	4,574
2024 — 2029	6,868	1,675	—	8,543
Indefinite life	—	—	28,375	28,375
Deferred tax asset	6,868	7,219	33,257	47,344
Valuation allowance	—	(5,199)	(24,214)	(29,413)
Net deferred position	$ 6,868	$ 2,020	$ 9,043	$ 17,931

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard.  The amount of the deferred tax asset considered realizable could change in the near term if our estimates of future taxable income during the various carryforward periods change.

During the third quarter of 2009, we recorded a charge of $3.6 million related to establishing full valuation allowances against net deferred tax assets in Italy and Japan. During the fourth quarter of 2009, we recorded a charge of $2.0 million in connection with state net operating losses, of which $0.3 million was related to activity in 2009. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years.  Thus, we concluded that our ability to rely on future income projections was limited due to uncertainty created by cumulative losses in recent years for these jurisdictions.

We have U.S. foreign tax credit carryforwards of $11.5 million with expiration dates ranging from 2012 to 2019. Realization is dependent on generating sufficient taxable income prior to expiration of the foreign tax credit and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred position will be realized.

In June 2008, the Company purchased the stock of OATSystems, Inc. Upon finalizing purchase accounting in 2009, we established an opening net deferred tax asset of $8.2 million of which $7.7 million relates to a federal net operating loss carryforward. The federal net operating loss carryforward is subject to IRC § 382 limitations, however we feel that it is more likely than not the loss will be utilized in the carryforward period. In addition, OATSystems has a deferred tax asset of $1.5 million related to state net operating loss carryforwards on which a full valuation allowance has been provided.

In July 2009, the Company purchased the stock of Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels.  As of December 27, 2009, we have established a preliminary opening net deferred tax liability of $3.7 million.  In addition, we have established $2.6 million of income tax liabilities under ASC 740-10-50 related to uncertain tax positions for Brilliant in pre-acquisition tax years.  The purchase accounting for Brilliant will be finalized in 2010.

At December 27, 2009, unremitted earnings of subsidiaries outside the United States totaling $64.0 million were deemed to be permanently reinvested. No deferred tax liability has been recognized with regards to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

In 2007, we recorded an adjustment of $2.1 million to reduce deferred income tax expense, and increase earnings from continuing operations and net earnings. We have determined that this adjustment related to errors made in prior years associated with the impact of changes in statutory rates on deferred taxes. Had these errors been recorded in the proper periods, earnings from continuing operations and net earnings as reported would increase by $0.2 million in 2006 and increase by $1.9 million for years prior to 2005. We have determined that these adjustments did not have a material effect on the 2007 and prior years’ financial statements. Without the reduction to our income tax provision our 2007 effective rate would have been 20.3% rather than 17.2%.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(dollar amounts in thousands)	2009	2008	2007
Tax provision at the statutory Federal income tax rate	$ 12,595	$ (10,222)	$ 24,702
Non-deductible goodwill	—	20,994	—
Non-deductible permanent items	1,302	1,258	(165)
State and local income taxes, net of Federal benefit	(1,077)	207	634
Foreign losses for which no tax benefit recognized	4,104	3,122	1,348
Foreign rate differentials	(9,346)	(13,356)	(12,028)
Tax settlements	(20)	730	—
Potential tax contingencies	(72)	1,214	1,984
Change in valuation allowance	3,515	(3,574)	(4,527)
Stock based compensation	349	365	384
Other	(1,060)	(19)	(158)
Tax provision at the effective tax rate	$ 10,290	$ 719	$ 12,174

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Gross unrecognized tax benefits at beginning of year	$ 12,520	$ 12,714	$ 10,197
Increases in tax positions for prior years	2,502	—	384
Decreases in tax positions for prior years	(1,684)	(966)	—
Increases in tax positions for current year	1,442	1,843	1,128
Settlements	—	(965)	—
Acquisition reserves	2,631	—	1,063
Lapse in statute of limitations	(2,527)	(106)	(58)
Gross unrecognized tax benefits at end of year	$ 14,884	$ 12,520	$ 12,714

We adopted the provisions for accounting for uncertainty in income taxes on January 1, 2007. As a result of adoption, we recognized a charge of $1.7 million to the January 1, 2007, retained earnings opening balance. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14.9 million and $12.5 million at December 27, 2009 and December 28, 2008, respectively.  Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ending 2009, 2008 and 2007, we recognized interest and penalties of $0.4 million, $0.8 million, and $0.6 million, respectively in the statement of operations. At December 27, 2009 and December 28, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of $6.4 million and $6.1 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $5.3 million to $8.2 million.

We are currently under audit in the following major jurisdictions: United States 2005 – 2006, Germany 2002 – 2005, Sweden 2007-2008, and the United Kingdom 2005 – 2008.

Note 14. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.1 million, $1.2 million, and $1.0 million, in 2009, 2008, and 2007, respectively.

Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.

During fiscal 2005, we initiated a 423(b) Employee Stock Purchase Plan (ESPP), which was adopted by the shareholders at the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85 percent of the fair market value on the offering date or the exercise date of the offering period, whichever is lower.

On June 3, 2009, at the 2009 Annual Meeting of Shareholders of Checkpoint, our shareholders amended the ESPP in order to increase the number of shares of the Company’s common stock reserved for issuance under the ESPP by 400,000 shares to an aggregate of 650,000 shares. Our expense for this plan in fiscal 2009, 2008 and 2007 was $0.6 million, $0.4 million, and $0.2 million, respectively. As of December 27, 2009, there were 343,251 shares authorized and available to be issued. During fiscal year 2009, 132,165 shares were issued under this plan as compared to 51,315 shares in 2008 and 52,352 shares in 2007.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2009, 2008, and 2007 were approximately $0.3 million, $0.3 million, and $0.4 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $0.1 million for fiscal years 2009, 2008, and 2007, respectively.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 7% of the total workforce at December 27, 2009. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in the Company’s statement of financial position.

The amounts recognized in accumulated other comprehensive income at December 27, 2009, and December 28, 2008, consist of:
(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Transition obligation	$ 351	$ 473
Prior service costs	21	23
Actuarial losses	2,806	5,441
Total	3,178	5,937
Deferred tax	(2,334)	(3,075)
Net	$ 844	$ 2,862

The amounts included in accumulated other comprehensive income at December 27, 2009 and expected to be recognized in net periodic pension cost during the year ended December 26, 2010 is as follows:

(dollar amounts in thousands)	December 26, 2010
Transition obligation	$ 134
Prior service costs	3
Actuarial gain	(26)
Total	$ 111

The Company expects to make contributions of $5.2 million during the year ended December 26, 2010.

The pension plans included the following net cost components:

(dollar amounts in thousands)	2009	2008	2007
Service cost	$ 1,020	$ 1,088	$ 1,420
Interest cost	4,643	4,623	4,094
Expected return on plan assets	(67)	(72)	(144)
Amortization of actuarial (gain) loss	(10)	(44)	477
Amortization of transition obligation	130	137	128
Amortization of prior service costs	3	2	2
Net periodic pension cost	5,719	5,734	5,977
Settlement gain	—	(37)	(462)
Total pension expense	$ 5,719	$ 5,697	$ 5,515

The table below sets forth the funded status of our plans and amounts recognized in the accompanying balance sheets.

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Change in benefit obligation
Net benefit obligation at beginning of year	$ 83,478	$ 86,340
Service cost	1,020	1,088
Interest cost	4,643	4,623
Actuarial gain	(3,147)	(60)
Gross benefits paid	(4,449)	(4,366)
Plan settlements	—	(37)
Foreign currency exchange rate changes	2,089	(4,110)
Net benefit obligation at end of year	$ 83,634	$ 83,478

Change in plan assets
Fair value of plan assets at beginning of year	$ 1,550	$ 1,454
Actual return on assets	(383)	(196)
Employer contributions	4,648	4,734
Gross benefits paid	(4,449)	(4,366)
Foreign currency exchange rate changes	34	(76)
Fair value of plan assets at end of year	$ 1,400	$ 1,550

Reconciliation of funded status
Funded status at end of year	$ (82,234)	$ (81,928)

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$ 4,613	$ 4,305
Accrued pensions	77,621	77,623
Net amount recognized at end of year	$ 82,234	$ 81,928
Other comprehensive income attributable to change in additional minimum liability recognition	$ —	$ —
Accumulated benefit obligation at end of year	$ 79,949	$ 79,165

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Projected benefit obligation	$ 83,634	$ 83,478
Accumulated benefit obligation	$ 79,949	$ 79,165
Fair value of plan assets	$ 1,400	$ 1,550

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 27, 2009	December 28, 2008
Weighted average assumptions for year-end benefit obligations:
Discount rate (1)	5.77%	5.75%
Expected rate of increase in future compensation levels	2.52%	2.77%
Weighted average assumptions for net periodic benefit cost development:
Discount rate (1)	5.75%	5.50%
Expected rate of return on plan assets	3.75%	4.25%
Expected rate of increase in future compensation levels	2.77%	2.52%
Measurement Date:	December 31, 2009	December 31, 2008

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 5.77% in 2009 and 5.75% in 2008.  We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 3.75% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2010	$ 4,682
2011	$ 4,987
2012	$ 4,891
2013	$ 5,214
2014	$ 5,160
2015 through 2019	$ 27,549

The following table provides a summary of the fair value of the Company’s pension plan assets at December 27, 2009 utilizing the fair value hierarchy discussed in Note 15:

(amounts in thousands)
	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$ 1,400	$ —	$ —	$ 1,400
Total assets	$ 1,400	$ —	$ —	$ 1,400

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 27, 2009 is presented below:

(amounts in thousands)
	Balance as of December 28, 2008	Actual Return on Plan Assets, relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 27, 2009

Asset Category
Global insurance assets	$ 1,550	$ (226)	$ (99)	$ 141	$ —	$ 34	$ 1,400
Total Level 3 Assets	$ 1,550	$ (226)	$ (99)	$ 141	$ —	$ 34	$ 1,400

Note 15. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value Measurement

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Our financial assets and liabilities are measured using a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of December 27, 2009 and December 28, 2008 and the basis for that measurement:

(amounts in thousands)
	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 56	$ —	$ 56	$ —
Foreign currency revenue forecast contracts	303	—	303	—
Total assets	$ 359	$ —	$ 359	$ —

Foreign currency forward exchange contracts	$ 191	$ —	$ 191	$ —
Foreign currency revenue forecast contracts	132	—	132	—
Interest rate swap	171	—	171	—
Total liabilities	$ 494	$ —	$ 494	$ —

	Total Fair Value Measurement December 28, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 10	$ —	$ 10	$ —
Foreign currency revenue forecast contracts	263	—	263	—
Total assets	$ 273	$ —	$ 273	$ —

Foreign currency forward exchange contracts	$ 911	$ —	$ 911	$ —
Foreign currency revenue forecast contracts	311	—	311	—
Interest rate swap	916	—	916	—
Total liabilities	$ 2,138	$ —	$ 2,138	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the years ended December 27, 2009 and December 28, 2008:

(dollar amounts in thousands)	December 27, 2009	December 28, 2008
Beginning balance, net of tax	$ 880	$ —
Changes in fair value gain, net of tax	477	1,508
Reclass to earnings, net of tax	(1,659)	(628)
Ending balance, net of tax	$ (302)	$ 880

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 27, 2009 and December 28, 2008 are summarized in the following table:

	December 27, 2009		December 28, 2008
(dollar amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases) (1)	$ 89,177	$ 89,177	$ 133,596	$ 133,596

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of December 27, 2009 and December 28, 2008:

(amounts in thousands)
	December 27, 2009				December 28, 2008
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 303	Other current liabilities	$ 132	Other current assets	$ 263	Other current liabilities	$ 311
Interest rate swap contracts	Other current assets	—	Other current liabilities	171	Other current assets	—	Other long-term liabilities	916
Total derivatives designated as hedging instruments		303		303		263		1,227

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	56	Other current liabilities	191	Other current assets	10	Other current liabilities	911
Total derivatives not designated as hedging instruments		56		191		10		911
Total derivatives		$ 359		$ 494		$ 273		$ 2,138

The following tables present the amounts affecting the consolidated statement of operations for the years ended December 27, 2009 and December 28, 2008:

(amounts in thousands)
	December 27, 2009				December 28, 2008
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ (21)	Cost of sales	$ 1,693	$ (77)	$ 2,114	Cost of sales	$ 640	$ (206)
Interest rate swap contracts	744	Interest expense	(1,073)	—	(916)	Interest expense	(138)	—
Total designated cash flow hedges	$ 723		$ 620	$ (77)	$ 1,198		$ 502	$ (206)

(amounts in thousands)
	December 27, 2009		December 28, 2008
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (257)	Other gain (loss), net	$ 1,072	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party.  Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our consolidated statements of operations.  As of December 27, 2009, we had currency forward exchange contracts with notional amounts totaling approximately $15.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and $0.2 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe.  Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2010 to September 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our consolidated statements of operations.  As of December 27, 2009, the fair value of these cash flow hedges were reflected as a $0.3 million asset and a $0.1 million liability and are included in other current assets and other current liabilities in the accompanying consolidated balance sheets. The total notional amount of these hedges is $18.3 million (€12.6 million) and the unrealized loss recorded in other comprehensive income was $0.2 million (net of taxes of $4 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the year ended December 27, 2009, a $1.7 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties.  The Company recognized an $8 thousand loss during the year ended December 27, 2009 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million and a maturity date of February 18, 2010. The purpose of this interest rate swap agreement is to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense.  As of December 27, 2009, the fair value of the interest rate swap agreement was reflected as a $0.2 million liability and is included in other current liabilities in the accompanying consolidated balance sheets and the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $66 thousand). We estimate that the full amount of the loss in accumulated other comprehensive income will be reclassified to earnings over the next twelve months.  The Company recognized no hedge ineffectiveness during the year ended December 27, 2009.

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

Aggregate foreign currency transaction gains (losses) in 2009, 2008, and 2007, were $(0.4) million, $(9.2) million, and $0.3 million, respectively, and are included in other gain, net on the consolidated statements of operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 27, 2009.

Note 16. PROVISION FOR RESTRUCTURING

Restructuring expense for the periods ended December 27, 2009, December 28, 2008, and December 30, 2007 were as follows:

(amounts in thousands)
	December 27, 2009	December 28, 2008	December 30, 2007

SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,828	$ —	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	699	—
Consulting fees	—	838	—
2005 Restructuring Plan
Severance and other employee-related charges	1,149	4,563	1,215
Lease termination costs	(57)	—	2,051
Acquisition integration costs	—	519	—
Pension curtailment	—	—	(420)
2003 Restructuring Plan
Severance and other employee-related charges	—	(253)	(145)
Lease termination costs	—	76	—
Total	$ 5,401	$ 6,442	$ 2,701

Restructuring accrual activity for the periods ended December 27, 2009, and December 28, 2008, were as follows:

(amounts in thousands)
Fiscal 2009	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/27/2009
SG&A Restructuring Plan
Severance and other employee-related charges	$ —	$ 2,828	$ —	$ (103)	$ —	$ 85	$ 2,810
Manufacturing Restructuring Plan
Severance and other employee-related charges	652	1,614	(133)	(676)	—	24	1,481
2005 Restructuring Plan
Severance and other employee-related charges	3,302	1,500	(351)	(4,132)	—	—	319
Acquisition restructuring costs (1)	568	—	—	(142)	(322)	(17)	87
Total	$ 4,522	$ 5,942	$ (484)	$ (5,053)	$ (322)	$ 92	$ 4,697

(amounts in thousands)
Fiscal 2008	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/28/2008
Manufacturing Restructuring Plan
Severance and other employee-related charges	$ —	$ 701	$ (2)	$ (37)	$ —	$ (10)	$ 652
2005 Restructuring Plan
Severance and other employee-related charges	3,015	5,362	(799)	(4,141)	—	(135)	3,302
Acquisition restructuring costs (1)	1,209	—	—	(612)	—	(29)	568
Total	$ 4,224	$ 6,063	$ (801)	$ (4,790)	$ —	$ (174)	$ 4,522

(1)
During 2007, restructuring costs of $1.2 million included as a cost of the SIDEP acquisition ($1.1 million related to employee severance and $0.1 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at November 9, 2007. During 2009, $0.3 million of the acquisition restructuring liability was reversed related to the SIDEP acquisition.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009.  The remaining stages of the plan will not be finalized until 2010, at which time further details and cost impacts will be disclosed.

As of December 27, 2009, the net charge to earnings of $2.8 million represents the first stage of the SG&A Restructuring Plan. The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.8 were incurred. The total number of employees affected by the SG&A Restructuring Plan were 42, of which 7 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®,  and to support incremental improvements in our EAS systems and labels businesses.

For the year ended December 27, 2009, there was a net charge to earnings of $1.5 million recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees affected by the Manufacturing Restructuring Plan were 179, of which 76 have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $3.0 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010.

2005 Restructuring Plan

In the second quarter of 2005, we initiated actions focused on reducing our overall operating expenses. This plan included the implementation of a cost reduction plan designed to consolidate certain administrative functions in Europe and a commitment to a plan to restructure a portion of our supply chain manufacturing to lower cost areas. During the fourth quarter of 2006, we continued to review the results of the overall initiatives and added an additional reduction focused on the reorganization of senior management to focus on key markets and customers. This additional restructuring reduced our management by 25%. As of December 27, 2009, this restructuring plan is substantially complete.

For the year ended December 27, 2009, a net charge of $1.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs, partially offset by the release of a lease termination liability.

The total number of employees affected by the 2005 Restructuring Plan were 897, of which all have been terminated. The anticipated total cost is expected to approximate $31 million, of which $31 million has been incurred and $31 million paid. Termination benefits are planned to be paid one month to 24 months after termination.

2003 Restructuring Plan

During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.

During 2007, we reversed $0.1 million of previously accrued severance related to the 2003 Restructuring Plan.

Note 17. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $18.4 million, $15.1 million, and $26.7 million, in 2009, 2008, and 2007, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 27, 2009 are:

(dollar amounts in thousands)	Capital Leases	Operating Leases	Total
2010	$ 1,997	$ 15,217	$ 17,214
2011	1,877	9,099	10,976
2012	583	6,527	7,110
2013	77	3,444	3,521
2014	30	2,898	2,928
Thereafter	—	889	889
Total minimum lease payments	4,564	$ 38,074	$ 42,638
Less: amounts representing interest	256
Present value of minimum lease payments	$ 4,308

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

Other Settlements

During 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the acquisition of a patent related to our Alpha business for $0.4 million. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

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

Note 19. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The years ended 2008 and 2007 have been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment.

Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:

i.	Shrink Management Solutions — includes electronic article surveillance (EAS) systems, EAS consumables , Alpha, CheckView™, and radio frequency identification (RFID) tags and labels,

ii.
Apparel Labeling Solutions — includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets,  adhesive labels,  fabric and woven tags and labels, and apparel branding tags.

iii.	Retail Merchandising Solutions — includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments
(dollar amounts in thousands)	2009	2008	2007
Business segment net revenue:
Shrink Management Solutions	$ 553,700	$ 687,352	$ 611,227
Apparel Labeling Solutions	141,910	135,350	126,581
Retail Merchandising Solutions	77,108	94,380	96,348
Total	$ 772,718	$ 917,082	$ 834,156

Business segment gross profit:
Shrink Management Solutions	$ 242,096	$ 284,428	$ 255,733
Apparel Labeling Solutions	52,543	47,008	44,133
Retail Merchandising Solutions	36,645	46,663	46,106
Total gross profit	331,284	378,099	345,972
Operating expenses	289,704(1)	395,276(2)	279,154(3)
Interest (expense) income, net	(5,415)	(3,108)	3,096
Other (loss) gain, net	(180)	(8,924)	662
Earnings (loss) from continuing operations before income taxes	$ 35,985	$ (29,209)	$ 70,576
Business segment total assets:
Shrink Management Solutions	$ 725,579	$ 728,010
Apparel Labeling Solutions	158,677	126,285
Retail Merchandising Solutions	134,080	131,421
Total	$ 1,018,336	$ 985,716

(1)	Includes a $5.4 million restructuring charge and a $1.3 million litigation settlement charge.

(2)
Includes a $59.6 million goodwill impairment charge, $6.4 million restructuring charge, a $6.2 million litigation settlement charge, a $3.0 million intangible asset impairment charge, a $1.5 million fixed asset impairment charge, and a $1.0 million gain from the sale of our Czech subsidiary.

(3)	Includes a $2.7 million restructuring charge, a $4.4 million charge related to our CEO transition, and a $2.6 million gain from the sale of our Austria subsidiary.

(B)	Geographic Information

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

The following table shows net revenues, gross profit, and other financial information by geographic area for the years 2009, 2008, and 2007:

(dollar amounts in thousands)	United States, Puerto Rico, & Dominican Republic	Europe	International Americas	Asia Pacific	Total
2009
Net revenues from unaffiliated customers	$ 264,773	$ 362,639	$ 30,289	$ 115,017	$ 772,718
Gross profit	$ 113,801	$ 148,066	$ 12,352	$ 57,065	$ 331,284
Long-lived assets	$ 35,347	$ 19,432	$ 1,789	$ 63,046	$ 119,614

2008
Net revenues from unaffiliated customers	$ 319,929	$ 438,011	$ 35,433	$ 123,709	$ 917,082
Gross profit	$ 143,795	$ 168,013	$ 14,529	$ 51,762	$ 378,099
Long-lived assets	$ 36,194	$ 20,969	$ 1,724	$ 29,888	$ 88,775

2007
Net revenues from unaffiliated customers	$ 275,212	$ 412,416	$ 37,125	$ 109,403	$ 834,156
Gross profit	$ 122,630	$ 161,457	$ 12,462	$ 49,423	$ 345,972

Note 20. QUARTERLY INFORMATION (UNAUDITED)

(dollar amounts in thousands, except per share data)	QUARTERS (unaudited)
	First		Second		Third		Fourth		Year
2009
Net revenues	$ 158,950		$ 181,913		$ 194,078		$ 237,777		$ 772,718
Gross profit	66,530		77,691		84,674		102,389		331,284
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(2,006)	(1)	6,930	(2)	2,639	(3)	18,579	(4)	26,142
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.05)		$ .18		$ .07		$ .47		$ .67
Diluted	$ (.05)		$ .18		$ .07		$ .47		$ .66

	First		Second		Third		Fourth		Year
2008
Net revenues	$ 209,620		$ 236,200		$ 233,995		$ 237,267		$ 917,082
Gross profit	86,479		97,941		97,631		96,048		378,099
Net earnings (loss) attributable to Checkpoint Systems, Inc.	4,798	(5)	14,356	(6)	12,776	(7)	(61,735)	(8)(9)	(29,805)
Net earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Basic	$ .12		$ .36		$ .33		$ (1.58)		$ (.76)
Diluted	$ .12		$ .36		$ .32		$ (1.58)		$ (.76)

(1)	Includes a $0.3 million restructuring charge (net of tax) and a $0.8 litigation settlement expense (net of tax).

(2)	Includes a $0.4 million restructuring charge (net of tax).

(3)	Includes a $0.2 million restructuring charge (net of tax) and a $3.6 million valuation allowance adjustment.

(4)
Includes a $3.1 million restructuring charge (net of tax) and a $1.7 million valuation allowance adjustment. Included in fourth quarter 2009 income tax expense is a benefit of $1.3 million related to the settlement of a tax matter in an overseas jurisdiction for which the assessment was received in the third quarter of 2009.

(5)	Includes a $0.7 million restructuring charge (net of tax) and a $0.8 deferred compensation adjustment (net of tax) from prior periods.

(6)	Includes a $2.1 million restructuring charge (net of tax) and a $4.8 million valuation allowance adjustment.

(7)	Includes a $0.5 million restructuring charge (net of tax), $0.3 million litigation settlement expense (net of tax), and a $1.0 million gain from the sale of the Czech Republic subsidiary (net of tax).

(8)
Includes a $58.5 million goodwill impairment charge (net of tax), a $3.5 million litigation settlement charge (net of tax), a $2.2 million intangible asset impairment charge (net of tax), a $1.6 million restructuring charge (net of tax), and a $0.8 million fixed asset impairment charge (net of tax).

(9)	Includes a $0.8 million out of period adjustment related to the accounting for a building impairment in France.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 27, 2009.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2009.

The scope of management’s assessment of internal control over financial reporting as of December 27, 2009 excluded Brilliant because it was acquired in a purchase business combination in August 2009. Brilliant represented 6.2% of total assets at December 27, 2009, and generated 1.7% of total revenue during fiscal year 2009.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 2, 2010, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 2, 2010, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to
Regulation S-K Item 407 (e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 2, 2010, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 2, 2010, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 2, 2010, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following consolidated financial statements of Checkpoint Systems, Inc. were included in Item 8
	Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008	32
	Consolidated Statements of Operations for each of the years in the three-year period ended December 27, 2009	33
	Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 27, 2009	34
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 27, 2009	35
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 27, 2009	36
	Notes to Consolidated Financial Statements	37-59

2.	The following consolidated financial statements schedules of Checkpoint Systems, Inc. are included Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Thorofare, New Jersey, on February 23, 2010.

CHECKPOINT SYSTEMS, INC.

/s/ Robert P. van der Merwe
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert P. van der Merwe	Chairman of the Board of Directors, President and Chief Executive Officer	February 23, 2010

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	February 23, 2010

/s/ William S. Antle, III	Director	February 23, 2010

/s/ George Babich, Jr.	Director	February 23, 2010

/s/ Harald Einsmann	Director	February 23, 2010

/s/ R. Keith Elliott	Director	February 23, 2010

/s/ Alan R. Hirsig	Director	February 23, 2010

/s/ Jack W. Partridge	Director	February 23, 2010

/s/ Sally Pearson	Director	February 23, 2010

/s/ Robert N. Wildrick	Director	February 23, 2010

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference Item 5.03, Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

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

Exhibit 4.3
Amendment No. 2 to Rights Agreement, dated August 5, 2009 between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent is hereby incorporated by reference to Item 1.01, Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2009.

Exhibit 4.4
Amendment No. 3 to Rights Agreement, dated December 22, 2009 between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent is hereby incorporated by reference to Item 1.02, Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2009.

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

Exhibit 10.10*
Amended to Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix A to Checkpoint System, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009 and as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2009.

Exhibit 10.11*
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan is hereby incorporated by reference from Appendix B to Checkpoint Systems, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009 and as Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2009.

Exhibit 10.12	Amendment No. 3 to Rights Agreement, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2009.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(dollar amounts in thousands)

Allowance for Doubtful Accounts

Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Balance at End of Year
2009	$ 18,414	$ 370	$ (545)	$ (3,715)	$ 14,524
2008	$ 15,839	$ 27	$ 5,783	$ (3,235)	$ 18,414
2007	$ 12,417	$ 2,244	$ 2,330	$ (1,152)	$ 15,839

Deferred Tax Valuation Allowance

Year	Balance at Beginning of Year	Additions Through Acquisition	Allowance Recorded on Current Year Losses	Release of Allowance on Current Year Utilization	Release of Allowance on Losses Expired or Revalued	Balance at End of Year
2009	$ 22,717	$ —	$ 4,104	$ 3,514	$ 2,404	$ 32,739
2008	$ 27,572	$ 1,449	$ 3,122	$ (697)	$ (8,729)	$ 22,717
2007	$ 34,510	$ —	$ 1,563	$ 854	$ (9,355)	$ 27,572