Form 10-Q
period 2010-05-04
CHECKPOINT SYSTEMS INC
filed 2010-05-04
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2010, there were 39,480,453 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	March 28, 2010	December 27, 2009*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 152,619	$ 162,097
Restricted cash	644	645
Accounts receivable, net of allowance of $12,529 and $14,524	152,450	173,057
Inventories	101,027	89,247
Other current assets	30,494	33,068
Deferred income taxes	24,371	24,576
Total Current Assets	461,605	482,690
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,022	2,016
PROPERTY, PLANT, AND EQUIPMENT, net	114,030	117,598
GOODWILL	233,606	244,062
OTHER INTANGIBLES, net	100,004	104,733
DEFERRED INCOME TAXES	39,811	40,492
OTHER ASSETS	25,265	26,745
TOTAL ASSETS	$ 976,343	$ 1,018,336

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 24,906	$ 25,772
Accounts payable	62,258	61,700
Accrued compensation and related taxes	36,063	36,050
Other accrued expenses	40,913	45,791
Income taxes	5,318	11,427
Unearned revenues	14,292	23,458
Restructuring reserve	2,757	4,697
Accrued pensions — current	4,290	4,613
Other current liabilities	23,718	27,373
Total Current Liabilities	214,515	240,881
LONG-TERM DEBT, LESS CURRENT MATURITIES	89,904	91,100
ACCRUED PENSIONS	72,021	77,621
OTHER LONG-TERM LIABILITIES	39,146	43,772
DEFERRED INCOME TAXES	11,709	12,305
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,444,414 and 43,078,498	4,344	4,307
Additional capital	396,895	390,379
Retained earnings	203,560	200,054
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	15,017	28,603
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	548,296	551,823
NONCONTROLLING INTERESTS	752	834
TOTAL EQUITY	549,048	552,657
TOTAL LIABILITIES AND EQUITY	$ 976,343	$ 1,018,336

* Derived from the Company’s audited consolidated financial statements at December 27, 2009.
   See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
Quarter ended	March 28, 2010	March 29, 2009

Net revenues	$ 187,456	$ 158,950
Cost of revenues	106,905	92,420
Gross profit	80,551	66,530
Selling, general, and administrative expenses	69,802	61,917
Research and development	4,692	5,184
Restructuring expense	436	487
Litigation settlement	—	1,300
Operating income (loss)	5,621	(2,358)
Interest income	668	505
Interest expense	1,600	1,282
Other gain (loss), net	266	498
Earnings (loss) before income taxes	4,955	(2,637)
Income taxes	1,518	(412)
Net earnings (loss)	3,437	(2,225)
Less: (loss) attributable to noncontrolling interests	(69)	(219)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$ 3,506	$ (2,006)

Net earnings (loss) attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings (loss) per share	$ .09	$ (.05)

Diluted earnings (loss) per share	$ .09	$ (.05)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				26,142				(447)	25,695
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment							11,617	357	11,974
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 200,054	4,036	$ (71,520)	$ 28,603	$ 834	$ 552,657
Net earnings				3,506				(69)	3,437
Exercise of stock-based compensation and awards released	366	37	3,124						3,161
Tax benefit on stock-based compensation			853						853
Stock-based compensation expense			2,323						2,323
Deferred compensation plan			216						216
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							1,552		1,552
Foreign currency translation adjustment							(15,222)	(13)	(15,235)
Balance, March 28, 2010	43,444	$ 4,344	$ 396,895	$ 203,560	4,036	$ (71,520)	$ 15,017	$ 752	$ 549,048

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited)

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009
Net earnings (loss)	$ 3,437	$ (2,225)
Amortization of pension plan actuarial losses, net of tax	84	29
Change in realized and unrealized gains on derivative hedges, net of tax	1,552	(419)
Foreign currency translation adjustment	(15,235)	(16,009)
Comprehensive (loss)	(10,162)	(18,624)
Comprehensive (loss) attributable to noncontrolling interests	(82)	(201)
Comprehensive (loss) attributable to Checkpoint Systems, Inc.	$ (10,080)	$ (18,423)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net earnings (loss)	$ 3,437	$ (2,225)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,656	7,341
Deferred taxes	(92)	65
Stock-based compensation	2,323	1,846
Provision for losses on accounts receivable	—	(536)
Excess tax benefit on stock compensation	(951)	—
Loss on disposal of fixed assets	51	22
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	15,117	38,908
Inventories	(14,151)	(2,445)
Other current assets	1,815	1,803
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	1,984	(15,265)
Income taxes	(4,316)	291
Unearned revenues	(8,134)	2,404
Restructuring reserve	(1,776)	(1,438)
Other current and accrued liabilities	(8,408)	(7,050)
Net cash (used in) provided by operating activities	(4,445)	23,721
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,083)	(2,897)
Acquisitions of businesses, net of cash acquired	—	(6,825)
Other investing activities	87	20
Net cash (used in) investing activities	(2,996)	(9,702)
Cash flows from financing activities:
Proceeds from stock issuances	3,161	470
Excess tax benefit on stock compensation	951	—
Proceeds from short-term debt	5,411	—
Payment of short-term debt	(3,923)	—
Net change in factoring and bank overdrafts	(934)	—
Proceeds from long-term debt	—	65
Payment of long-term debt	(1,491)	(74)
Net cash provided by financing activities	3,175	461
Effect of foreign currency rate fluctuations on cash and cash equivalents	(5,212)	(3,785)
Net (decrease) increase in cash and cash equivalents	(9,478)	10,695
Cash and cash equivalents:
Beginning of period	162,097	132,222
End of period	$ 152,619	$ 142,917

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. BASIS OF ACCOUNTING

The consolidated financial statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the Company). All inter-company transactions are eliminated in consolidation. The consolidated financial statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 27, 2009 for the most recent disclosure of the Company’s accounting policies.

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 28, 2010 and December 27, 2009 and our results of operations and changes in cash flows for the thirteen weeks ended March 28, 2010 and March 29, 2009. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Subsequent Events

During the second quarter of 2009, we adopted a standard codified within ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition. No subsequent events required recognition or disclosure in the consolidated financial statements for the first quarter of 2010.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)
Quarter ended	March 28, 2010
Balance at beginning of year	$ 6,116
Accruals for warranties issued	1,828
Settlements made	(1,434)
Foreign currency translation adjustment	(169)
Balance at end of period	$ 6,341

Recently Adopted Accounting Standards

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements for the first quarter ended March 28, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements for the first quarter ended March 28, 2010.  Additionally, we do not expect the adoption of this standard’s Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on our consolidated financial statements.  Removal of the disclosure requirement is not expected to affect the nature or timing of our subsequent event evaluations.

New Accounting Pronouncements and Other Standards

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of the adoption of these ASUs on the Company’s consolidated results of operations and financial condition.

Note 2. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 28, 2010 and March 29, 2009 was $2.3 million and $1.8 million ($1.6 million and $1.3 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $1.4 million and $0.2 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

Stock Options

Option activity under the principal option plans as of March 28, 2010 and changes during the three months ended March 28, 2010 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2009	3,047,897	$ 18.07	5.69	$ 4,420
Granted	166,409	17.08
Exercised	(246,985)	11.56
Forfeited or expired	(5,610)	18.51
Outstanding at March 28, 2010	2,961,711	$ 18.56	5.89	$ 14,130
Vested and expected to vest at March 28, 2010	2,806,616	$ 18.59	5.73	$ 13,392
Exercisable at March 28, 2010	1,925,700	$ 18.14	4.59	$ 10,449

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2010. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 28, 2010 was $2.2 million. No options were exercised during the three months ended March 29, 2009.

As of March 28, 2010, $3.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of share-based payment units was estimated using the Black Scholes option pricing model. The table below presents the weighted-average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following assumptions and weighted-average fair values were as follows:

Three months ended	March 28, 2010	March 29, 2009

Weighted-average fair value of grants	$ 7.39	$ 3.29
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.11%	44.23%
Expected life (in years)	4.93	4.83
Risk-free interest rate	1.893%	1.637%

Restricted Stock Units

Nonvested service based restricted stock units as of March 28, 2010 and changes during the three months ended March 28, 2010 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 27, 2009	613,964	1.07	$ 39.24
Granted	141,345		$ 16.69
Vested	(90,575)		$ 17.85
Forfeited	(1,287)		$ 13.25
Nonvested at March 28, 2010	663,447	1.29	$ 42.33
Vested and expected to vest at March 28, 2010	569,675	1.21
Vested at March 28, 2010	—	—

The total fair value of restricted stock awards vested during the first three months of 2010 was $1.6 million as compared to $0.7 million in the first three months of 2009. As of March 28, 2010, there was $3.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees.  The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total value of the plan equaled $0.7 million, of which $8 thousand was expensed during the first quarter of 2010. The associated liability is included in Other Current Liabilities in the accompanying Consolidated Balance Sheets.

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	March 28, 2010	December 27, 2009
Raw materials	$ 18,746	$ 16,274
Work-in-process	6,114	5,721
Finished goods	76,167	67,252
Total	$ 101,027	$ 89,247

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $100.0 million and $104.7 million as of March 28, 2010 and December 27, 2009, respectively.

The following table reflects the components of intangible assets as of March 28, 2010 and December 27, 2009:

(dollar amounts in thousands)
		March 28, 2010		December 27, 2009
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 80,137	$ 37,327	$ 82,504	$ 37,660
Trade name	3 to 30	29,558	16,358	31,420	17,193
Patents, license agreements	3 to 14	60,933	43,229	63,267	44,624
Other	3 to 6	10,635	6,448	10,704	5,832
Total amortized finite-lived intangible assets		181,263	103,362	187,895	105,309

Indefinite-lived intangible assets:
Trade name		22,103	—	22,147	—
Total identifiable intangible assets		$ 203,366	$ 103,362	$ 210,042	$ 105,309

Amortization expense for the three months ended March 28, 2010 and March 29, 2009 was $3.1 million and $3.1 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2010	$ 12,084
2011	$ 10,598
2012	$ 9,798
2013	$ 8,643
2014	$ 8,157

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 28, 2008	$ 169,493	$ —	$ 66,039	$ 235,532
Acquired during the year	—	4,278	—	4,278
Purchase accounting adjustment	283	—	—	283
Translation adjustments	2,102	22	1,845	3,969
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Translation adjustments	(5,837)	(4)	(4,615)	(10,456)
Balance as of March 28, 2010	$ 166,041	$ 4,296	$ 63,269	$ 233,606

The following table reflects the components of goodwill as of March 28, 2010 and December 27, 2009:

(amounts in thousands)
	March 28, 2010			December 27, 2009
	Gross Amount	Accumulated Impairment Losses	Goodwill, net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 220,575	$ 54,534	$ 166,041	$ 229,062	$ 57,184	$ 171,878
Apparel Labeling Solutions	23,499	19,203	4,296	24,052	19,752	4,300
Retail Merchandising Solutions	131,936	68,667	63,269	139,859	71,975	67,884
Total goodwill	$ 376,010	$ 142,404	$ 233,606	$ 392,973	$ 148,911	$ 244,062

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests.  Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.2 million during the first quarter of 2010 with no comparable expense recorded during the first quarter of 2009. Acquisition costs incurred during the twelve months ended December 27, 2009 were $0.6 million.

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

Note 5. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of March 28, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)	March 28, 2010	December 27, 2009
Line of credit	$ 6,482	$ 6,578
Asialco loans	—	3,660
Full-recourse factoring liabilities	10,628	12,089
Term loans	6,212	1,060
Current portion of long-term debt	1,584	2,385
Total short-term borrowings and current portion of long-term debt	$ 24,906	$ 25,772

On December 30, 2009, we entered into a new Hong Kong banking facility.  The banking facility includes a trade finance facility, a revolving loan facility, and a term loan.  The maximum availability under the facility is $9.0 million (HKD 70.0 million).  The banking facility is secured by a fixed cash deposit of $0.6 million (HKD 5.0 million).  The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $1.7 million (HKD 13.1 million) at March 28, 2010.  The interest rate on this arrangement is HIBOR + 2.5%.  The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million).  The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%.  No balance is outstanding at March 28, 2010.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million).  The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of March 28, 2010, $5.4 million (HKD 42.0 million) was outstanding.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement.  The arrangement is secured by trade receivables.  Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%.  At March 28, 2010, the interest rate was 3.55%.  At March 28, 2010, our short-term full-recourse factoring arrangement equaled $8.9 million (€6.7 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in October 2010.

Long-Term Debt

Long-term debt as of March 28, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)
	March 28, 2010	December 27, 2009
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	$ 86,587	$ 86,745
Full-recourse factoring liabilities	2,093	2,432
Other capital leases with maturities through 2014	2,808	4,308
Total	91,488	93,485
Less current portion	1,584	2,385
Total long-term portion	$ 89,904	$ 91,100

The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of March 28, 2010. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of March 28, 2010 is $255 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of March 28, 2010, we were in compliance with all covenants.

In December 2009, we entered into new full-recourse factoring arrangements.  The arrangements are secured by trade receivables.  The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy.  At March 28, 2010 the factoring arrangements had a balance of $2.1 million (€1.6 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $1.8 million (€1.3 million) was included in long-term borrowings in the accompanying consolidated balance sheets since the receivables are collectable through 2016.

Note 6. PER SHARE DATA

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
Quarter ended	March 28, 2010	March 29, 2009

Basic earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders	$ 3,506	$ (2,006)

Diluted earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders	3,506	(2,006)

Shares:
Weighted-average number of common shares outstanding	39,185	38,790
Shares issuable under deferred compensation agreements	404	359
Basic weighted-average number of common shares outstanding	39,589	39,149
Common shares assumed upon exercise of stock options and awards	501	—
Shares issuable under deferred compensation arrangements	12	—
Dilutive weighted-average number of common shares outstanding	40,102	39,149

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .09	$ (.05)

Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .09	$ (.05)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three month periods ended March 28, 2010 and March 29, 2009 were as follows:

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS (1)	1,638	3,360

(1)
Adjustments for stock options and awards of 70 shares and deferred compensation arrangements of 8 shares were anti-dilutive in the first three months of 2009 and therefore excluded from the earnings per share calculation due to our net loss for the quarter.

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the three month periods ended March 28, 2010 and March 29, 2009 were as follows:

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009
Interest	$ 1,300	$ 1,312
Income tax payments	$ 6,434	$ 155

During the first quarter of 2009, a contingent payment of $6.8 million was made related to the Alpha acquisition since revenues for the S3 business exceeded the minimum contingency payment thresholds established in the Alpha asset purchase agreement. The payment is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

Note 8. PROVISION FOR RESTRUCTURING

Restructuring expense for the three month periods ended March 28, 2010 and March 29, 2009 was as follows:

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 96	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	295	(57)
Other exit costs	45	—
2005 Restructuring Plan
Severance and other employee-related charges	—	544
Total	$ 436	$ 487

Restructuring accrual activity for the three months ended March 28, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 3/28/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 517	$ (421)	$ (1,492)	$ —	$ (97)	$ 1,317
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	689	(394)	(290)	—	(46)	1,440
Total	$ 4,291	$ 1,206	$ (815)	$ (1,782)	$ —	$ (143)	$ 2,757

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009. We expect the remaining stages of the plan will be finalized later this year, at which time further details and cost impacts will be disclosed.

As of March 28, 2010, the net charge to earnings of $0.1 million represents the current year activity related to the first stage of the SG&A Restructuring Plan. The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.9 million were incurred. The total number of employees affected by the SG&A Restructuring Plan were 52, of which 40 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the three months ended March 28, 2010, there was a net charge to earnings of $0.3 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated to the closing of a manufacturing facility.

The total number of employees affected by the Manufacturing Restructuring Plan were 312, of which 144 have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $3.4 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three month periods ended March 28, 2010 and March 29, 2009 were as follows:

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009
Service cost	$ 223	$ 240
Interest cost	1,132	1,091
Expected return on plan assets	(16)	(16)
Amortization of actuarial (gain) loss	(6)	(2)
Amortization of transition obligation	32	31
Amortization of prior service costs	1	1
Net periodic pension cost	$ 1,366	$ 1,345

We expect the cash requirements for funding the pension benefits to be approximately $5.0 million during fiscal 2010, including $1.5 million which was funded during the three months ended March 28, 2010.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 28, 2010 and December 27, 2009 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 28, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 882	$ —	$ 882	$ —
Foreign currency forward exchange contracts	80		80
Total assets	$ 962	$ —	$ 962	$ —

Foreign currency revenue forecast contracts	$ 34	$ —	$ 34	$ —
Foreign currency forward exchange contracts	49	—	49	—
Total liabilities	$ 83	$ —	$ 83	$ —

(amounts in thousands)	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 56	$ —	$ 56	$ —
Foreign currency revenue forecast contracts	303	—	303	—
Total assets	$ 359	$ —	$ 359	$ —

Foreign currency forward exchange contracts	$ 191	$ —	$ 191	$ —
Foreign currency revenue forecast contracts	132	—	132	—
Interest rate swap	171	—	171	—
Total liabilities	$ 494	$ —	$ 494	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the three months ended March 28, 2010:

(amounts in thousands)
March 28, 2010
Beginning balance, net of tax	$ (302)
Changes in fair value gain, net of tax	1,187
Reclassification to earnings, net of tax	365
Ending balance, net of tax	$ 1,250

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 28, 2010 and December 27, 2009 are summarized in the following table:

	March 28, 2010		December 27, 2009
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases) (1)	$ 88,680	$ 88,680	$ 89,177	$ 89,177

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Financial Instruments and Risk Management

We manufacture products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

Our major market risk exposures are movements in foreign currency and interest rates. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third-party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. A reduction in our third party foreign currency borrowings will result in an increase of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 28, 2010 and December 27, 2009:

(amounts in thousands)	March 28, 2010				December 27, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 882	Other current liabilities	$ 34	Other current assets	$ 303	Other current liabilities	$ 132
Interest rate swap contracts	—	—	—	—	—	—	Other current liabilities	171
Total derivatives designated as hedging instruments		882		34		303		303

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	80	Other current liabilities	49	Other current assets	56	Other current liabilities	191
Total derivatives not designated as hedging instruments		80		49		56		191
Total derivatives		$ 962		$ 83		$ 359		$ 494

The following tables present the amounts affecting the Consolidated Statement of Operations for the three month periods ended March 28, 2010 and March 29, 2009:

(amounts in thousands)	March 28, 2010				March 29, 2009
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 1,104	Cost of sales	$ (372)	$ (15)	$ 734	Cost of sales	$ 1,236	$ (49)
Interest rate swap contracts	171	Interest expense	(159)	—	117	Interest expense	(259)	—
Total designated cash flow hedges	$ 1,275		$ (531)	$ (15)	$ 851		$ 977	$ (49)

(amounts in thousands)	March 28, 2010		March 29, 2009
Quarter ended	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ 165	Other gain (loss), net	$ 1,071	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 28, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $11.5 million. The fair values of the forward exchange contracts were reflected as an $80 thousand asset and $49 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from March 2010 to December 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 28, 2010, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $34 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $15.9 million (€11.2 million) and the unrealized gain recorded in other comprehensive income was $1.3 million (net of taxes of $26 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three months ended March 28, 2010, a $0.4 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million.  The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes are recorded in other comprehensive income.  The interest rate swap matured on February 18, 2010.  The Company recognized no hedge ineffectiveness during the three months ended March 28, 2010.

Note 11. INCOME TAXES

The effective tax rate for the first quarter of 2010 was 30.6% as compared to 15.6% for the first quarter of 2009. The increase in the first quarter 2010 tax rate was due to the mix of income between subsidiaries.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income tax balances quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. The Company operates and derives income across multiple jurisdictions and as the geographic footprint of the business changes,  we may encounter losses in jurisdictions that have been historically profitable and as a result might require additional valuation allowances to be recorded against certain of our deferred tax asset balances.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $2.5 million to $4.9 million.

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

Other Settlements

During the first quarter of 2009, we recorded $1.3 million of litigation expense related to the settlement of a dispute with a consultant for $0.9 million and the expected acquisition of a patent related to our Alpha business for $0.4 million. During the second quarter of 2009 we purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles during the second quarter of 2009.

Note 13. BUSINESS SEGMENTS

(amounts in thousands)
Quarter ended	March 28, 2010		March 29, 2009
Business segment net revenue:
Shrink Management Solutions	$ 129,429		$ 112,830
Apparel Labeling Solutions	40,223		28,324
Retail Merchandising Solutions	17,804		17,796
Total revenues	$ 187,456		$ 158,950
Business segment gross profit:
Shrink Management Solutions	$ 56,205		$ 47,548
Apparel Labeling Solutions	15,396		10,288
Retail Merchandising Solutions	8,950		8,694
Total gross profit	80,551		66,530
Operating expenses	74,930	(1)	68,888	(2)
Interest (expense) income, net	(932)		(777)
Other gain (loss), net	266		498
Earnings (loss) before income taxes	$ 4,955		$ (2,637)

(1)	Includes a $0.4 million restructuring charge.
(2)
Includes a $1.3 million litigation settlement charge related to the settlement of a dispute with a consultant and the expected acquisition of a patent related to our Alpha business and a $0.5 million restructuring charge.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 27, 2009, and our other Securities and Exchange Commission filings.

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of, electronic article surveillance (EAS), custom tags and labels (Apparel Labeling Solutions), store monitoring solutions (CheckView®), hand-held labeling systems (HLS), retail merchandising systems (RMS), and radio frequency identification (RFID) systems and software. Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 30 countries, we have a global network of subsidiaries and distributors and provide customer service and technical support around the world.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009. The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.9 million has been incurred. We expect the remaining stages of the plan will be finalized later this year, at which time further details and cost impacts will be disclosed.

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. Our financial statements reflect the preliminary allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. The allocation of the purchase price remains open for certain information related to deferred income taxes and is expected to be completed during the first half of 2010. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. We anticipate this program to result in total restructuring charges of approximately $3 million to $4 million, or $0.08 to $0.10 per diluted share. We expect implementation of this program to be substantially complete by the end of 2010 and to result in annualized cost savings of approximately $6 million.

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

Critical Accounting Policies and Estimates

We have updated the Valuation of Long-lived Assets section of our Critical Accounting Policies and Estimates since those presented in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. Except for revisions to the Valuation of Long-lived Assets section, there have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. The revised Valuation of Long-lived Assets disclosure is included below.

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

The implied fair value of our reporting units is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate, and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the result of the impairment test. Market capitalization is determined by multiplying the number of shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. The difference between the sum total of the fair value of our reporting units and our market capitalization represents the control premium. As of the date of our goodwill impairment test, management has assessed our control premium to be within a reasonable range.

We have not made any changes to our methodology used in our annual impairment test since the adoption of ASC 350. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management’s best estimates at the time.

We use an income approach (discounted cash flow approach) for the determination of fair value of our reporting units. Our projected cash flows incorporate many assumptions, the most significant of which include variables such as future sales, growth rates, operating margin, and the discount rates applied.

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived. These risks are discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

Specifically, an unanticipated deterioration in revenues and gross margins generated by our Retail Merchandising Solutions segment could trigger future impairment in that segment. Our Retail Merchandising Solutions segment is composed of three reporting units. Goodwill for one reporting unit within the Retail Merchandising Segment did not substantially exceed its respective carrying value. As of December 27, 2009, the goodwill for this one reporting unit totaled $66.5 million. The fair value of this reporting unit exceeded its respective carrying value as of the date of the most recent impairment test by approximately 10%. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. In addition, the discount rate used in determining the discounted cash flows for this reporting unit was lower than that used for reporting units in other segments due to the lower risk associated with these low growth rates. However, a 10% decline in operating results, or a 2% increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment.

All other reporting units within the Retail Merchandising segment exceed their respective carrying value by more the 35%. The fair values for the reporting units in our remaining segments exceeded their respective carrying values as of the date of the impairment test by more than 20%. (For more information, see Notes 1 and 5 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.)

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

Analysis of Statement of Operations

Thirteen Weeks Ended March 28, 2010 Compared to Thirteen Weeks Ended March 29, 2009

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	March 28, 2010 (Fiscal 2010)	March 29, 2009 (Fiscal 2009)	Fiscal 2010 vs. Fiscal 2009

Net revenues
Shrink Management Solutions	69.0%	71.0%	14.7%
Apparel Labeling Solutions	21.5	17.8	42.0
Retail Merchandising Solutions	9.5	11.2	—
Net revenues	100.0	100.0	17.9
Cost of revenues	57.0	58.1	15.7
Total gross profit	43.0	41.9	21.1
Selling, general, and administrative expenses	37.2	39.0	12.7
Research and development	2.5	3.3	(9.5)
Restructuring expense	0.2	0.3	(10.5)
Litigation settlement	—	0.8	N/A
Operating income (loss)	3.1	(1.5)	N/A
Interest income	0.4	0.3	32.3
Interest expense	0.9	0.8	24.8
Other gain (loss), net	0.1	0.3	(46.6)
Earnings (loss) before income taxes	2.7	(1.7)	N/A
Income taxes	0.8	(0.3)	N/A
Net earnings (loss)	1.9	(1.4)	N/A
Less: (loss) attributable to noncontrolling interests	—	(0.1)	N/A
Net earnings (loss) attributable to Checkpoint Systems, Inc.	1.9%	(1.3)%	N/A	%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first quarter of 2010 compared to the first quarter of 2009 increased by $28.5 million, or 17.9%, from $159.0 million to $187.5 million. Foreign currency translation had a positive impact on revenues of approximately $7.9 million, or 4.9%, in the first quarter of 2010 as compared to the first quarter of 2009.

(amounts in millions)
Quarter ended	March 28, 2010 (Fiscal 2010)	March 29, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 129.5	$ 112.9	$ 16.6	14.7%
Apparel Labeling Solutions	40.2	28.3	11.9	42.0
Retail Merchandising Solutions	17.8	17.8	—	—
Net Revenues	$ 187.5	$ 159.0	$ 28.5	17.9%

Shrink Management Solutions

Shrink Management Solutions revenues increased by $16.6 million, or 14.7%, during the first three months of 2010 compared to 2009. Foreign currency translation had a positive impact of approximately $5.3 million. The remaining revenue increase was due to growth in our EAS consumables business, Alpha business, and RFID business of $11.0 million, $9.9 million, and $0.5 million, respectively. The increase was partially offset by decreases in our EAS systems, Library business, and CheckView® business of $8.5 million, $0.9 million, and $0.7 million, respectively.

EAS consumables revenues increased by $11.0 million during the first quarter of 2010 as compared to the first quarter of 2009. The increase was due primarily to increases in revenues of $10.5 million in Europe and $0.5 million in International Americas. The increase in Europe was due primarily to revenues from our hard tag at source program. The increase in International Americas was primarily the result of an increase in Mexico due to new store openings and an increase in Canada due to a large customer order.

Our Alpha business revenues increased by $9.9 million during the first quarter of 2010 as compared to the first quarter of 2009. The increase was due primarily to increases in revenues of $7.1 million in the U.S., $1.9 million in Europe, and $0.8 million in Asia. The increase in the U.S. was primarily due to an increase in volumes with several large customers. The increases in Europe and Asia were the result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during the first quarter of 2010.

RFID revenues increased by $0.5 million during the first quarter of 2010 as compared to the first quarter of 2009. The increase was due primarily to increases in revenues of $0.5 million in Europe, which were due to the sale of detachers associated with our hard tag at source program that are RFID enabled for future use.

EAS systems revenues decreased $8.5 million during the first quarter of 2010 as compared to the first quarter of 2009. The decrease was due primarily to declines in revenues of $5.0 million in Europe, $1.6 million in the U.S., and $1.4 million in Asia. The decline in Europe was primarily due to a decrease in demand from several large customers in France and Spain, coupled with a large customer roll-out in Germany during the first quarter of 2009 without a comparable roll-out during 2010. The decline in the U.S. was primarily due to fewer large chain store openings in 2010 compared to 2009. The decline in Asia was primarily due to customer roll-outs in Japan in 2009 without comparable roll-outs in 2010. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers, all of which have been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

Our Library business revenues decreased $0.9 million during the first quarter of 2010 as compared to the first quarter of 2009 due to a decrease in the U.S. revenues, which was the result of decreased volumes of RFID tags associated with the Library business.

CheckView® revenues decreased $0.7 million during the first quarter of 2010 as compared to the first quarter of 2009. The CheckView® business declined primarily due to decreased revenue in the U.S. and Asia of $1.4 million and $0.3 million, respectively. The decrease in the U.S. revenues was the result of fewer new store openings during the first quarter of 2010 compared to the first quarter of 2009, which was partially offset by an increase in our Banking business. The decrease in Asia was the result of fewer new store openings in Japan during the first quarter of 2010 compared to the first quarter of 2009. The decreases in the U.S. and Japan were partially offset by a $0.8 million increase in International Americas. The increase in International Americas revenues was due to a new large chain roll-out in Canada during the first quarter of 2010 with no such comparable roll-out during 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $11.9 million, or 42.0%, during the first quarter of 2010 as compared to the first quarter of 2009. Foreign currency translation had a positive impact of approximately $1.1 million. Apparel Labeling Solutions benefited $7.6 million during the first quarter of 2010 due to our Brilliant business which was acquired in August 2009. The remaining increase of $3.2 million was due primarily to increases in Europe and the U.S. as a result of higher demand from our apparel retailer customers.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues totaled $17.8 million during the first quarter of 2010 and 2009, respectively. Foreign currency translation had a positive impact of approximately $1.5 million. The remaining decrease of $1.5 million in our RMS business was due to a decrease in our revenues from RDS of $1.3 million and a decrease in revenues of HLS of $0.2 million. RDS declined due to a general reduction of store remodel work in Europe as a result of the current economic environment. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first quarter of 2010, gross profit increased by $14.0 million, or 21.1%, from $66.5 million to $80.5 million. The positive impact of foreign currency translation on gross profit was approximately $3.1 million. Gross profit, as a percentage of net revenues, increased from 41.9% to 43.0%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 43.4% in the first quarter of 2010, from 42.1% in the first quarter of 2009. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables and our Alpha business, partially offset by lower margins in our EAS systems and our CheckView® business. EAS consumables margins improved due to the favorable product mix and improved manufacturing margins related to higher volumes in 2010. Alpha margins increased due to favorable manufacturing variances related to higher volumes in 2010 and due to a favorable product mix. EAS systems margins decreased due to manufacturing variances related to lower volumes in 2010. CheckView® margins decreased due to lower field service margins and increased warranty reserve expense.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 38.3% in the first quarter of 2010, from 36.3% in the first quarter of 2009. Apparel Labeling Solutions margins increased due primarily to better utilization of low cost manufacturing facilities, which resulted in improved product costs and reductions in freight.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 50.3% in the first quarter of 2010 from 48.9% in the first quarter of 2009. The increase in Retail Merchandising Solutions gross profit percentage was due to a favorable product mix during the first quarter of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $7.9 million, or 12.7%, during the first quarter of 2010 compared to the first quarter of 2009. Foreign currency translation increased SG&A expenses by approximately $2.6 million. The remaining increase was due primarily to increased sales and marketing expense and increased general and administrative expenses. The increase was also due to $2.0 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The increase in sales and marketing expense is primarily due to increased commissions expense related to the increase in revenues over the prior year. The increase in sales and marketing expense was also due to the absence of a bad debt expense benefit which was recognized during the first quarter of 2009. The increase in general and administrative expenses is primarily due to increased expenditures used to upgrade information technology and improve our production capabilities.

Research and Development Expenses

Research and development (R&D) expenses were $4.7 million, or 2.5% of revenues, in the first quarter of 2010 and $5.2 million, or 3.3% of revenues in the first quarter of 2009. Foreign currency translation increased R&D costs by approximately $0.1 million.

Restructuring Expenses

Restructuring expenses were $0.4 million, or 0.2% of revenues in the first quarter of 2010 compared to $0.5 million or 0.3% of revenues in the first quarter of 2009.

Litigation Settlement

Litigation Settlement expense was $1.3 million during the first quarter of 2009, with no comparable charge during the first quarter of 2010. Included in the first quarter of 2009 litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the expected acquisition of a patent related to our Alpha business.

Interest Income

Interest income for the first quarter of 2010 increased $0.2 million from the comparable quarter in 2009. The increase in interest income was due to higher cash balances during the first quarter of 2010 compared to the first quarter of 2009.

Interest Expense

Interest expense for the first quarter of 2010 increased $0.3 million from the comparable quarter in 2009. The increase in interest expense was primarily due to an increase in loan amortization fees related to the Secured Credit Facility.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.3 million in the first quarter of 2010 compared to a net gain of $0.5 million in the first quarter of 2009.

Income Taxes

The effective tax rate for the first quarter of 2010 was 30.6% as compared to 15.6% for the first quarter of 2009. The increase in the first quarter 2010 tax rate was due to the mix of income between subsidiaries.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings (loss) attributable to Checkpoint Systems, Inc. were earnings of $3.5 million, or $0.09 per diluted share, during the first quarter of 2010 compared to a loss of $2.0 million, or $0.05 per diluted share, during the first quarter of 2009. The weighted-average number of shares used in the diluted earnings per share computation were 40.1 million and 39.1 million for the first three months of 2010 and 2009, respectively.

Financial Condition

Liquidity and Capital Resources

Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

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

As of March 28, 2010, our cash and cash equivalents were $152.6 million compared to $162.1 million as of December 27, 2009. Cash and cash equivalents decreased in 2010 primarily due to $4.4 million of cash used in operating activities and $3.0 million of cash used in investing activities, partially offset by $3.2 million of cash provided by financing activities. Cash provided by operating activities was $28.2 million less during the first quarter of 2010 compared to the first quarter of 2009. In 2010, our cash from operating activities was impacted negatively by increases in inventory and accounts receivable and a decrease in unearned revenues, which was partially offset by an increase in accounts payable. Inventory increased due to increased customer orders during the first quarter of 2010 compared to the first quarter of 2009. Accounts receivable increased due to increased sales during the first quarter of 2010 compared to the first quarter of 2009. Unearned revenues decreased due to the fulfillment of customer orders during the first quarter of 2010 associated with our hard tag at source program. Accounts payable increased due to increased purchases of inventory during the first quarter of 2010. Cash used in investing activities was $6.7 million less during the first quarter of 2010 compared to the first quarter of 2009. This was primarily due to a $6.8 million Alpha payment that was made during the first quarter of 2009. Cash provided by financing activities was $2.7 million greater in the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily due to proceeds from short-term debt and proceeds received from stock issuances, which was partially offset by payments of short-term debt.

Our percentage of total debt to total equity as of March 28, 2010, was 20.9% compared to 21.1% as of December 27, 2009. As of March 28, 2010, our working capital was $247.1 million compared to $241.8 million as of December 27, 2009.

We continue to reinvest in the Company through our investment in technology and process improvement. During the first three months of 2010, our investment in research and development amounted to $4.7 million, as compared to $5.2 million in 2009. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2010, we anticipate spending approximately $16 million on research and development to support achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first three months of 2010, our contribution to these plans was $1.5 million. Our total funding expectation for 2010 is $5.0 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first three months of 2010 totaled $3.1 million compared to $2.9 million during 2009. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $29 million in 2010.

On December 30, 2009, we entered into a new Hong Kong banking facility.  The banking facility includes a trade finance facility, a revolving loan facility, and a term loan.  The maximum availability under the facility is $9.0 million (HKD 70.0 million).  The banking facility is secured by a fixed cash deposit of $0.6 million (HKD 5.0 million) and is included as restricted cash in the accompanying Consolidated Balance Sheets. As of March 28, 2010, the Company borrowed $5.4 million (HKD 42.0 million) against the term loan and $1.7 million (HKD 13.1 million) against the trade finance facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs can be funded from cash and cash equivalents on hand, the availability of cash under the $125.0 million Secured Credit Facility and cash generated from future operations over the next twelve months.

Provisions for Restructuring

Restructuring expense for the three month periods ended March 28, 2010 and March 29, 2009 was as follows:

(amounts in thousands)
Quarter ended	March 28, 2010	March 29, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 96	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	295	(57)
Other exit costs	45	—
2005 Restructuring Plan
Severance and other employee-related charges	—	544
Total	$ 436	$ 487

Restructuring accrual activity for the three months ended March 28, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 3/28/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 517	$ (421)	$ (1,492)	$ —	$ (97)	$ 1,317
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	689	(394)	(290)	—	(46)	1,440
Total	$ 4,291	$ 1,206	$ (815)	$ (1,782)	$ —	$ (143)	$ 2,757

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009. We expect the remaining stages of the plan will be finalized later this year, at which time further details and cost impacts will be disclosed.

As of March 28, 2010, the net charge to earnings of $0.1 million represents the current year activity related to the first stage of the SG&A Restructuring Plan. The total anticipated costs related to the first phase of the plan are $3.1 million of which $2.9 million were incurred. The total number of employees affected by the SG&A Restructuring Plan were 52, of which 40 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the first phase of the plan are anticipated to be approximately $4 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the three months ended March 28, 2010, there was a net charge to earnings of $0.3 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated to the closing of a manufacturing facility.

The total number of employees affected by the Manufacturing Restructuring Plan were 312, of which 144 have been terminated. The anticipated total cost is expected to approximate $3.0 million to $4.0 million, of which $3.4 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through the end of 2010. Upon completion, the annual are anticipated to be approximately $6 million.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operation leases presented in our Annual Report on Form 10-K for the year ended December 27, 2009.

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 27, 2009. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $23.6 million as of March 28, 2010, and $21.3 million as of December 27, 2009, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements for the first quarter ended March 28, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements for the first quarter ended March 28, 2010.  Additionally, we do not expect the adoption of this standard’s Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on our consolidated financial statements.  Removal of the disclosure requirement is not expected to affect the nature or timing of our subsequent event evaluations.

New Accounting Pronouncements and Other Standards

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the impact of the adoption of these ASUs on the Company’s consolidated results of operations and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 27, 2009.

Exposure to Foreign Currency

We manufacture products in the USA, the Caribbean, Europe, and the Asia Pacific region for both the local marketplace, and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 28, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $11.5 million. The fair values of the forward exchange contracts were reflected as an $80 thousand asset and $49 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from March 2010 to December 2010. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 28, 2010, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $34 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $15.9 million (€11.2 million) and the unrealized gain recorded in other comprehensive income was $1.3 million (net of taxes of $26 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three months ended March 28, 2010, a $0.4 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million.  The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes are recorded in other comprehensive income.  The interest rate swap matured on February 18, 2010.  The Company recognized no hedge ineffectiveness during the three months ended March 28, 2010.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the Company's first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. There have been no material changes to the actions described in Part I - Item 3 - “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 27, 2009.

Item 1A. RISK FACTORS

There have been no material changes from December 27, 2009 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 27, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 10.1
First Amendment to Employment Agreement by and between Checkpoint Systems, Inc. and Robert P. van der Merwe, dated March 17, 2010, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2010.

Exhibit 10.2	Employment Agreement between Checkpoint Systems, Inc. and S. James Wrigley dated as of March 11, 2010.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	May 4, 2010
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 10.1
First Amendment to Employment Agreement by and between Checkpoint Systems, Inc. and Robert P. van der Merwe, dated March 17, 2010, is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2010.

Exhibit 10.2	Employment Agreement between Checkpoint Systems, Inc. and S. James Wrigley dated as of March 11, 2010.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.