Form 10-Q
period 2010-07-29
CHECKPOINT SYSTEMS INC
filed 2010-07-29
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2010, there were 39,502,161 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	June 27, 2010	December 27, 2009*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 162,731	$ 162,097
Restricted cash	985	645
Accounts receivable, net of allowance of $11,212 and $14,524	147,415	173,057
Inventories	107,105	89,247
Other current assets	34,632	33,068
Deferred income taxes	23,827	24,576
Total Current Assets	476,695	482,690
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,014	2,016
PROPERTY, PLANT, AND EQUIPMENT, net	114,260	117,598
GOODWILL	222,374	244,062
OTHER INTANGIBLES, net	95,333	104,733
DEFERRED INCOME TAXES	44,024	46,389
OTHER ASSETS	24,496	26,745
TOTAL ASSETS	$ 979,196	$ 1,024,233

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 27,019	$ 25,772
Accounts payable	69,839	61,700
Accrued compensation and related taxes	28,182	36,050
Other accrued expenses	42,851	45,791
Income taxes	3,794	11,427
Unearned revenues	17,325	23,458
Restructuring reserve	2,675	4,697
Accrued pensions — current	3,964	4,613
Other current liabilities	21,927	27,373
Total Current Liabilities	217,576	240,881
LONG-TERM DEBT, LESS CURRENT MATURITIES	95,855	91,100
ACCRUED PENSIONS	66,770	77,621
OTHER LONG-TERM LIABILITIES	36,212	43,772
DEFERRED INCOME TAXES	9,554	12,305
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,538,073 and 43,078,498	4,353	4,307
Additional capital	401,653	390,379
Retained earnings	218,497	205,951
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(531)	28,603
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	552,452	557,720
NONCONTROLLING INTERESTS	777	834
TOTAL EQUITY	553,229	558,554
TOTAL LIABILITIES AND EQUITY	$ 979,196	$ 1,024,233

* Derived from the Company’s audited consolidated financial statements at December 27, 2009, except as described in Note 1 of the Consolidated Financial Statements. See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net revenues	$ 208,176	$ 181,913	$ 395,632	$ 340,863
Cost of revenues	117,412	104,222	224,317	196,642
Gross profit	90,764	77,691	171,315	144,221
Selling, general, and administrative expenses	70,233	61,597	140,035	123,514
Research and development	5,216	4,753	9,908	9,937
Restructuring expense	1,199	572	1,635	1,059
Litigation settlement	—	—	—	1,300
Operating income	14,116	10,769	19,737	8,411
Interest income	698	416	1,366	921
Interest expense	1,421	1,903	3,021	3,185
Other gain (loss), net	(1,462)	321	(1,196)	819
Earnings before income taxes	11,931	9,603	16,886	6,966
Income taxes	2,898	2,718	4,416	2,306
Net earnings	9,033	6,885	12,470	4,660
Less: (loss) attributable to noncontrolling interests	(7)	(45)	(76)	(264)
Net earnings attributable to Checkpoint Systems, Inc.	$ 9,040	$ 6,930	$ 12,546	$ 4,924

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings per share	$ .23	$ .18	$ .32	$ .13

Diluted earnings per share	$ .22	$ .18	$ .31	$ .13

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				32,039				(447)	31,592
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment							11,617	357	11,974
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				12,546				(76)	12,470
Exercise of stock-based compensation and awards released	460	46	3,934						3,980
Tax benefit on stock-based compensation			1,148						1,148
Stock-based compensation expense			4,496						4,496
Deferred compensation plan			1,696						1,696
Amortization of pension plan actuarial losses, net of tax							51		51
Change in realized and unrealized gains on derivative hedges, net of tax							2,136		2,136
Foreign currency translation adjustment							(31,321)	19	(31,302)
Balance, June 27, 2010	43,538	$ 4,353	$ 401,653	$ 218,497	4,036	$ (71,520)	$ (531)	$ 777	$ 553,229

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net earnings	$ 9,033	$ 6,885	$ 12,470	$ 4,660
Amortization of pension plan actuarial losses, net of tax	(33)	30	51	59
Change in realized and unrealized gains on derivative hedges, net of tax	584	(1,292)	2,136	(1,711)
Foreign currency translation adjustment	(16,067)	17,883	(31,302)	1,874
Comprehensive (loss) income	(6,483)	23,506	(16,645)	4,882
Less: comprehensive income (loss) attributable to noncontrolling interests	25	(31)	(57)	(230)
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$ (6,508)	$ 23,537	$ (16,588)	$ 5,112

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months ended (26 weeks)	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net earnings	$ 12,470	$ 4,660
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,200	15,015
Deferred taxes	596	(143)
Stock-based compensation	4,496	3,345
Provision for losses on accounts receivable	443	(335)
Excess tax benefit on stock compensation	(1,259)	—
Loss on disposal of fixed assets	62	146
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	14,064	33,758
Inventories	(23,224)	6,420
Other current assets	(3,206)	5,631
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	10,805	(18,575)
Income taxes	(4,882)	1,343
Unearned revenues	(3,788)	1,059
Restructuring reserve	(1,712)	(2,620)
Other current and accrued liabilities	(12,900)	(18,013)
Net cash provided by operating activities	9,165	31,691
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(8,857)	(6,251)
Acquisitions of businesses, net of cash acquired	—	(6,825)
Change in restricted cash	(336)	—
Other investing activities	78	86
Net cash (used in) investing activities	(9,115)	(12,990)
Cash flows from financing activities:
Proceeds from stock issuances	3,980	621
Excess tax benefit on stock compensation	1,259	—
Proceeds from short-term debt	5,411	4,693
Payment of short-term debt	(3,979)	(3,654)
Net change in factoring and bank overdrafts	1,833	—
Proceeds from long-term debt	6,105	109,489
Payment of long-term debt	(1,890)	(138,802)
Debt issuance costs	(280)	(3,903)
Net cash provided by (used in) financing activities	12,439	(31,556)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(11,855)	1,602
Net increase (decrease) in cash and cash equivalents	634	(11,253)
Cash and cash equivalents:
Beginning of period	162,097	132,222
End of period	$ 162,731	$ 120,969

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 27, 2010 and December 27, 2009 and our results of operations for the thirteen and twenty-six weeks ended June 27, 2010 and June 28, 2009 and changes in cash flows for the twenty-six weeks ended June 27, 2010 and June 28, 2009. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

During the second quarter of 2010, we identified an error in the accounting for a deferred tax liability related to a 2005 transaction.  Specifically, we concluded that an existing deferred tax liability in the amount of $5.9 million should have been recognized as income in 2005 rather than remain as a liability on our consolidated balance sheet at that time.  We have assessed the materiality of this item on prior periods in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any such periods.  We also concluded that the impact of correcting the error in the quarter ended June 27, 2010 would have been misleading to the users of the financial statements and therefore, have not recorded an adjustment in the current period.  In this regard, in accordance with SAB 108, we have revised our consolidated balance sheet as of December 27, 2009 to increase retained earnings and reduce long term deferred tax liabilities in the amount of $5.9 million. This revision results in no other change to our consolidated financial statements presented in this report. We will make corresponding revisions to retained earnings and long term deferred tax liabilities in prior periods the next time those financial statements are filed.

Subsequent Events

During the second quarter of 2009, we adopted a standard codified within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition. See Note 14 “Subsequent Events”.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of June 27, 2010, the following restrictions have resulted in a restricted cash balance of $1.0 million:

•
Our Brilliant business has variable interest rate full-recourse factoring arrangements of accounts receivable. The arrangements are secured by trade receivables as well as a fixed cash deposit of $0.7 million (HKD 5.0 million). The secured cash deposit is recorded within restricted cash in the accompanying Consolidated Balance Sheets.

•
Due to the establishment of a new Checkpoint entity in the Philippines, which was not legally formed as of June 27, 2010, a deposit was held in an investment trust in the amount of $0.2 million (PHP 9.2 million). The cash deposit is recorded within restricted cash in the accompanying Consolidated Balance Sheets and will remain restricted until the entity is legally formed.

•
Due to a Chinese government road widening project, our Asialco subsidiary was required to vacate a small portion of land and to relocate a portion of its existing facility. As compensation for the first phase of this project, we received $0.1 million (RMB 1.0 million) from the Chinese government which will be used for all necessary construction and excavation costs. As of June 27, 2010, the unused portion of the government grant was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

Internal-Use Software

Included in fixed assets is the capitalized cost of internal-use software. We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over their estimated useful lives, which generally range from three to five years. Costs incurred related to design or maintenance of internal-use software is expensed as incurred.

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs  capitalized related to the ERP implementation as of June 27, 2010 and December 27, 2009 were $7.4 million and $2.8 million, respectively. The related costs are capitalized as construction-in-progress within fixed assets since the assets are still in the developmental stage.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)
Six months ended	June 27, 2010
Balance at beginning of year	$ 6,116
Accruals for warranties issued	2,940
Settlements made	(2,600)
Foreign currency translation adjustment	(347)
Balance at end of period	$ 6,109

Recently Adopted Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.  Additionally, we do not expect the adoption of this standard’s Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on our consolidated financial statements.  Removal of the disclosure requirement did not affect the nature or timing of our subsequent event evaluations.

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

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	June 27, 2010	December 27, 2009
Raw materials	$ 19,875	$ 16,274
Work-in-process	6,475	5,721
Finished goods	80,755	67,252
Total	$ 107,105	$ 89,247

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $95.3 million and $104.7 million as of June 27, 2010 and December 27, 2009, respectively.

The following table reflects the components of intangible assets as of June 27, 2010 and December 27, 2009:

(dollar amounts in thousands)
		June 27, 2010		December 27, 2009
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 77,709	$ 36,900	$ 82,504	$ 37,660
Trade name	3 to 30	27,669	15,489	31,420	17,193
Patents, license agreements	3 to 14	58,552	41,782	63,267	44,624
Other	3 to 6	10,634	7,121	10,704	5,832
Total amortized finite-lived intangible assets		174,564	101,292	187,895	105,309

Indefinite-lived intangible assets:
Trade name		22,061	—	22,147	—
Total identifiable intangible assets		$ 196,625	$ 101,292	$ 210,042	$ 105,309

Amortization expense for the three and six months ended June 27, 2010 was $3.0 million and $6.1 million, respectively. Amortization expense for the three and six months ended June 28, 2009 was $3.1 million and $6.2 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2010	$ 11,993
2011	$ 10,514
2012	$ 9,722
2013	$ 8,574
2014	$ 8,099

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 28, 2008	$ 169,493	$ —	$ 66,039	$ 235,532
Acquired during the year	—	4,278	—	4,278
Purchase accounting adjustment	283	—	—	283
Translation adjustments	2,102	22	1,845	3,969
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(11,346)	45	(9,310)	(20,611)
Balance as of June 27, 2010	$ 160,532	$ 3,268	$ 58,574	$ 222,374

The following table reflects the components of goodwill as of June 27, 2010 and December 27, 2009:

(amounts in thousands)
	June 27, 2010			December 27, 2009
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 212,603	$ 52,071	$ 160,532	$ 229,062	$ 57,184	$ 171,878
Apparel Labeling Solutions	22,031	18,763	3,268	24,052	19,752	4,300
Retail Merchandising Solutions	123,634	65,060	58,574	139,859	71,975	67,884
Total goodwill	$ 358,268	$ 135,894	$ 222,374	$ 392,973	$ 148,911	$ 244,062

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests.  Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.1 million and $0.3 million during the first six months of 2009 and 2010, respectively. Acquisition costs incurred during the twelve months ended December 27, 2009 were $0.6 million.

At December 27, 2009, the financial statements reflected the preliminary allocation of the Brilliant purchase price based on estimated fair values at the date of acquisition. The allocation of the purchase price remained open for certain information related to deferred income taxes and is expected to be completed during the first half of 2010. This allocation resulted in acquired goodwill of $4.3 million, which is not tax deductible. Intangible assets included in this acquisition were $1.4 million.  The intangible assets were composed of a non-compete agreement ($0.9 million), customer lists ($0.4 million), and trade names ($0.1 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 3 years for the trade names. The results from the acquisition date through December 27, 2009 are included in the Apparel Labeling Solutions segment and were not material to the consolidated financial statements.

During the second quarter of 2010 we finalized our purchase accounting related to income taxes for the Brilliant acquisition and as a result we recorded a decrease to goodwill of $1.1 million. As of June 27, 2010, the financial statements reflect the final allocations of the purchase price based on the estimated fair values at the date of acquisition.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of June 27, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)	June 27, 2010	December 27, 2009
Line of credit	$ 6,721	$ 6,578
Asialco loans	—	3,660
Full-recourse factoring liabilities	12,663	12,089
Term loans	5,872	1,060
Current portion of long-term debt	1,763	2,385
Total short-term borrowings and current portion of long-term debt	$ 27,019	$ 25,772

On December 30, 2009, we entered into a new Hong Kong banking facility.  The banking facility includes a trade finance facility, a revolving loan facility, and a term loan.  The maximum availability under the facility is $9.0 million (HKD 70.0 million).  The banking facility is secured by a fixed cash deposit of $0.7 million (HKD 5.0 million).  The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $2.8 million (HKD 21.5 million) at June 27, 2010.  The interest rate on this arrangement is HIBOR + 2.5%.  The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million).  The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%.  No balance is outstanding at June 27, 2010.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million).  The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of June 27, 2010, $5.1 million (HKD 39.9 million) was outstanding.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement.  The arrangement is secured by trade receivables.  Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%.  At June 27, 2010, the interest rate was 3.75%.  At June 27, 2010, our short-term full-recourse factoring arrangement equaled $9.9 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in October 2010.

Long-Term Debt

Long-term debt as of June 27, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)
	June 27, 2010	December 27, 2009
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	$ 92,977	$ 86,745
Full-recourse factoring liabilities	1,844	2,432
Other capital leases with maturities through 2015	2,797	4,308
Total	97,618	93,485
Less current portion	1,763	2,385
Total long-term portion	$ 95,855	$ 91,100

The senior secured multi-currency revolving credit agreement (“Secured Credit Facility”) contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of June 27, 2010. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of June 27, 2010 is $254 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of June 27, 2010, we were in compliance with all covenants.

In December 2009, we entered into new full-recourse factoring arrangements.  The arrangements are secured by trade receivables.  The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy.  At June 27, 2010 the factoring arrangements had a balance of $1.8 million (€1.5 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.6 million (€1.3 million) was included in long-term borrowings in the accompanying consolidated balance sheets since the receivables are collectable through 2016.

On July 22, 2010, we entered into an amended and restated credit facility which superseded the Secured Credit Facility. See Note 14 “Subsequent Events” for additional details.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 27, 2010 was $2.2 million and $4.5 million ($1.5 million and $3.1 million, net of tax), respectively. For the three and six months ended June 28, 2009, the total compensation expense was $1.5 million and $3.3 million ($1.1 million and $2.3 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $1.8 million and $0.2 million for the six months ended June 27, 2010 and June 28, 2009, respectively.

On June 2, 2010, at the 2010 Annual Meeting of Shareholders of Checkpoint Systems, Inc., our shareholders  approved the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Plan”), which was amended and restated to:

•	increase the number of shares of the Company’s common stock reserved for issuance under the Plan by 3,250,000 shares to an aggregate of 6,687,956 shares;

•
revise the “repricing” provision such that the new provision will provide that, except in respect of certain corporate transactions, the terms of outstanding awards may not be amended to (i) reduce the exercise price of outstanding stock options or stock appreciation rights (“SARs”), or (ii) cancel, exchange, substitute, buy out or surrender outstanding options or SARs in exchange for cash, other awards, stock options or SARs with an exercise price that is less than the exercise price of the original stock options or SARs (as applicable) without shareholder approval;

•
impose a limitation on certain shares of the Company’s common stock from again being made available for issuance under the Plan such that the following shares of the Company’s common stock may not again be made available for issuance: (i) shares of common stock not issued or delivered as a result of the net settlement of an outstanding SAR or stock option, (ii) shares of common stock used to pay the exercise price or withholding taxes related to an outstanding award, or (iii) shares of common stock repurchased on the open market with the proceeds of the stock option exercise price;

•
establish a minimum exercise price with respect to stock options or SARs to be granted under the Plan such that no stock option or SAR may be granted under the Plan with a per share exercise price that is less than 100% of the fair market value of one share of the Company’s common stock on the date of grant; and

•
establish a limitation against the payment of any cash dividend or dividend equivalent right (“DER”) with respect to awards that vest based upon the attainment of one or more performance measures such that no awards granted under the Plan based upon the attainment of one or more performance measures will be entitled to receive payment of any cash dividends or DERs with respect to such awards unless and until such awards vest.

Stock Options

Option activity under the principal option plans as of June 27, 2010 and changes during the six months ended June 27, 2010 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2009	3,047,897	$ 18.07	5.69	$ 4,420
Granted	166,409	17.08
Exercised	(321,993)	11.56
Forfeited or expired	(36,936)	19.13
Outstanding at June 27, 2010	2,855,377	$ 18.73	5.64	$ 5,391
Vested and expected to vest at June 27, 2010	2,726,571	$ 18.77	5.50	$ 5,107
Exercisable at June 27, 2010	1,903,533	$ 18.50	4.40	$ 3,591

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 27, 2010. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended June 27, 2010 was $3.0 million. No options were exercised during the six months ended June 28, 2009.

As of June 27, 2010, $2.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

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

The following assumptions and weighted-average fair values were as follows:

Six months ended	June 27, 2010	June 28, 2009

Weighted-average fair value of grants	$ 7.39	$ 3.36
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.11%	44.49%
Expected life (in years)	4.93	4.83
Risk-free interest rate	1.893%	1.647%

Restricted Stock Units

Nonvested service based restricted stock units as of June 27, 2010 and changes during the six months ended June 27, 2010 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 27, 2009	613,964	1.07	$ 39.24
Granted	211,730		$ 17.60
Vested	(111,378)		$ 18.50
Forfeited	(24,832)		$ 18.21
Nonvested at June 27, 2010	689,484	1.26	$ 43.99
Vested and expected to vest at June 27, 2010	597,328	1.22
Vested at June 27, 2010	64,671	—

The total fair value of restricted stock awards vested during the first six months of 2010 was $2.1 million as compared to $0.9 million in the first six months of 2009. As of June 27, 2010, there was $3.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees.  The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total value of the plan equaled $0.7 million, of which $66 thousand was expensed during the first six months of 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 27, 2010 and June 28, 2009 were as follows:

(amounts in thousands)
Six months ended	June 27, 2010	June 28, 2009
Interest	$ 2,266	$ 2,881
Income tax payments	$ 10,715	$ 3,695

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

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Basic earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 9,040	$ 6,930	$ 12,546	$ 4,924

Diluted earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 9,040	$ 6,930	$ 12,546	$ 4,924

Shares:
Weighted-average number of common shares outstanding	39,476	38,881	39,330	38,836
Shares issuable under deferred compensation agreements	469	405	436	382
Basic weighted-average number of common shares outstanding	39,945	39,286	39,766	39,218
Common shares assumed upon exercise of stock options and awards	552	165	526	118
Shares issuable under deferred compensation arrangements	13	17	9	23
Dilutive weighted-average number of common shares outstanding	40,510	39,468	40,301	39,359

Basic earnings attributable to Checkpoint Systems, Inc. per share	$ .23	$ .18	$ .32	$ .13

Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ .22	$ .18	$ .31	$ .13

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six month periods ended June 27, 2010 and June 28, 2009 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS	1,380	2,535	1,509	2,908

Note 8. INCOME TAXES

The effective tax rate for the twenty-six weeks ended June 27, 2010 was 26.2% as compared to 33.1% for the twenty-six weeks ended June 28, 2009. The decrease in the second quarter 2010 tax rate was due to the mix of income between subsidiaries that operate in jurisdictions with varying tax rates.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances.  At June 27, 2010 and December 27, 2009, the Company had net deferred tax assets of $58.2 million and $58.5 million, respectively.

During the first half of 2010 negative evidence arose in the form of cumulative losses, based in part on projections, in a jurisdiction with a net deferred tax asset of $42 million.  The Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to a specific tax planning action provided a sufficient amount of positive evidence to support the continued benefit of the jurisdiction’s deferred tax asset.  The Company is committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.  When tax planning actions are implemented, they often impact the Company’s effective tax rate.  We will include the effect of tax planning actions on the effective tax rate in the quarter of implementation.

We adopted the provisions for accounting for uncertainty in income taxes on January 1, 2007. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13.7 million at June 27, 2010 and $12.8 million at June 28, 2009, respectively.  Penalties and tax-related interest expense are reported as a component of income tax expense. During the six months ending June 27, 2010 and June 28, 2009, we recognized interest and penalties of $0.4 million and $0.3 million respectively in the statement of operations. At June 27, 2010 and June 28, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $6.9 million and $6.4 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $2.5 million to $4.1 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2008 – 2009, Sweden 2007 – 2008, and the United Kingdom 2005 – 2008.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 27, 2010 and June 28, 2009 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$ 206	$ 259	$ 429	$ 499
Interest cost	1,043	1,133	2,175	2,224
Expected return on plan assets	(14)	(16)	(30)	(32)
Amortization of actuarial (gain)	(6)	(2)	(12)	(4)
Amortization of transition obligation	30	31	62	62
Amortization of prior service costs	—	—	1	1
Net periodic pension cost	$ 1,259	$ 1,405	$ 2,625	$ 2,750

We expect the cash requirements for funding the pension benefits to be approximately $4.7 million during fiscal 2010, including $2.3 million which was funded during the six months ended June 27, 2010.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 27, 2010 and December 27, 2009 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement June 27, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 1,085	$ —	$ 1,085	$ —
Foreign currency forward exchange contracts	26		26
Total assets	$ 1,111	$ —	$ 1,111	$ —

Foreign currency revenue forecast contracts	$ 128	$ —	$ 128	$ —
Foreign currency forward exchange contracts	121	—	121	—
Total liabilities	$ 249	$ —	$ 249	$ —

(amounts in thousands)	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 56	$ —	$ 56	$ —
Foreign currency revenue forecast contracts	303	—	303	—
Total assets	$ 359	$ —	$ 359	$ —

Foreign currency forward exchange contracts	$ 191	$ —	$ 191	$ —
Foreign currency revenue forecast contracts	132	—	132	—
Interest rate swap	171	—	171	—
Total liabilities	$ 494	$ —	$ 494	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the six months ended June 27, 2010:

(amounts in thousands)
June 27, 2010
Beginning balance, net of tax	$ (302)
Changes in fair value gain, net of tax	2,146
Reclassification to earnings, net of tax	(10)
Ending balance, net of tax	$ 1,834

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 27, 2010 and December 27, 2009 are summarized in the following table:

	June 27, 2010		December 27, 2009
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases) (1)	$ 94,821	$ 94,821	$ 89,177	$ 89,177

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

We enter into forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. We will consider using interest rate derivatives to manage interest rate risks when there is a disproportionate ratio of floating and fixed-rate debt. We do not hold or issue derivative financial instruments for speculative or trading purposes. We are subject to other foreign exchange market risk exposure resulting from anticipated non-financial instrument foreign currency cash flows which are difficult to reasonably predict, and have therefore not been included in the table of fair values. All listed items described are non-trading.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 27, 2010 and December 27, 2009:

(amounts in thousands)	June 27, 2010				December 27, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 1,085	Other current liabilities	$ 128	Other current assets	$ 303	Other current liabilities	$ 132
Interest rate swap contracts	—	—	—	—	—	—	Other current liabilities	171
Total derivatives designated as hedging instruments		1,085		128		303		303

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	26	Other current liabilities	121	Other current assets	56	Other current liabilities	191
Total derivatives not designated as hedging instruments		26		121		56		191
Total derivatives		$ 1,111		$ 249		$ 359		$ 494

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended June 27, 2010 and June 28, 2009:

(amounts in thousands)	June 27, 2010				June 28, 2009
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 978	Cost of sales	$ 382	$ (11)	$ (507)	Cost of sales	$ 912	$ (5)
Interest rate swap contracts	—	Interest expense	—	—	155	Interest expense	(262)	—
Total designated cash flow hedges	$ 978		$ 382	$ (11)	$ (352)		$ 650	$ (5)

The following tables present the amounts affecting the Consolidated Statement of Operations for the six months ended June 27, 2010 and June 28, 2009:

(amounts in thousands)	June 27, 2010				June 28, 2009
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 2,082	Cost of sales	$ 10	$ (26)	$ 227	Cost of sales	$ 2,147	$ (54)
Interest rate swap contracts	171	Interest expense	(159)	—	271	Interest expense	(521)	—
Total designated cash flow hedges	$ 2,253		$ (149)	$ (26)	$ 498		$ 1,626	$ (54)

	Quarter (13 weeks) Ended				Six Months (26 weeks) Ended
(amounts in thousands)	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ 237	Other gain (loss), net	$ (919)	Other gain (loss), net	$ 410	Other gain (loss), net	$ 138	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 27, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $13.8 million. The fair values of the forward exchange contracts were reflected as a $26 thousand asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2010 to March 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 27, 2010, the fair value of these cash flow hedges were reflected as a $1.1 million asset and a $0.1 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.3 million (€12.4 million) and the unrealized gain recorded in other comprehensive income was $1.8 million (net of taxes of $37 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 27, 2010, a $0.4 million and $10 thousand benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively.  The Company recognized no hedge ineffectiveness during the six months ended June 27, 2010.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million.  The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes are recorded in other comprehensive income.  The interest rate swap matured on February 18, 2010.  The Company recognized no hedge ineffectiveness during the six months ended June 27, 2010.

Note 11. PROVISION FOR RESTRUCTURING

Restructuring expense for the three and six months ended June 27, 2010 and June 28, 2009 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 741	$ —	$ 837	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	274	80	569	23
Other exit costs	184	—	229	—
2005 Restructuring Plan
Severance and other employee-related charges	—	492	—	1,036
Total	$ 1,199	$ 572	$ 1,635	$ 1,059

Restructuring accrual activity for the six months ended June 27, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 6/27/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 1,281	$ (444)	$ (2,244)	$ —	$ (211)	$ 1,192
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	955	(386)	(483)	—	(84)	1,483
Total	$ 4,291	$ 2,236	$ (830)	$ (2,727)	$ —	$ (295)	$ 2,675

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first six months of 2010. We expect the remaining phases of the plan will be finalized during the second half of 2010, at which time further details and cost impacts will be disclosed.

As of June 27, 2010, the net charge to earnings of $0.8 million represents the current year activity related to the initial phases of the SG&A Restructuring Plan. The total anticipated costs related to the phases of the plan that have been implemented are $3.7 million, of which $3.7 million were incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 70, of which 52 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the six months ended June 27, 2010, there was a net charge to earnings of $0.8 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 420, of which 260 have been terminated. The anticipated total cost is expected to approximate $4.0 million to $5.0 million, of which $3.8 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through 2011.

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

Note 13. BUSINESS SEGMENTS

(amounts in thousands)
	Quarter (13 weeks) Ended				Six Months (26 weeks) Ended
Quarter ended	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
Business segment net revenue:
Shrink Management Solutions	$ 143,837		$ 129,457		$ 273,267		$ 242,287
Apparel Labeling Solutions	48,185		34,579		88,408		62,903
Retail Merchandising Solutions	16,154		17,877		33,957		35,673
Total revenues	$ 208,176		$ 181,913		$ 395,632		$ 340,863
Business segment gross profit:
Shrink Management Solutions	$ 64,738		$ 55,755		$ 120,943		$ 103,303
Apparel Labeling Solutions	18,313		13,637		33,709		23,925
Retail Merchandising Solutions	7,713		8,299		16,663		16,993
Total gross profit	90,764		77,691		171,315		144,221
Operating expenses	76,648	(1)	66,922	(2)	151,578	(3)	135,810	(4)
Interest (expense) income, net	(723)		(1,487)		(1,655)		(2,264)
Other gain (loss), net	(1,462)		321		(1,196)		819
Earnings before income taxes	$ 11,931		$ 9,603		$ 16,886		$ 6,966

(1)	Includes a $1.2 million restructuring charge.
(2)	Includes a $0.6 million restructuring charge.
(3)	Includes a $1.6 million restructuring charge.
(4)
Includes a $1.3 million litigation settlement charge related to the settlement of a dispute with a consultant and the expected acquisition of a patent related to our Alpha business and a $1.1 million restructuring charge.

Note 14. SUBSEQUENT EVENTS

Revolving Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

The Senior Secured Credit Facility amended and restated the terms of our existing $125.0 million senior secured multi-currency revolving credit agreement (“Secured Credit Facility”). The amendments primarily reflect an extension of the terms of the Secured Credit Facility, reductions in the interest rates charged on the outstanding balances, and favorable changes with regard to the collateral provided under the Senior Secured Credit Facility. We borrowed $20.0 million and $11.2 million (¥ 980.0 million) under the Senior Secured Credit Facility on July 22, 2010.  The proceeds of the Senior Secured Credit Facility will be used to refinance the indebtedness under the Secured Credit Facility and certain other indebtedness, to pay any fees or expenses related to the Senior Secured Credit Facility and to provide for working capital and general corporate requirements, including permitted acquisitions.

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability.  The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of July 22, 2010. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

Borrowings under the Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either a spread ranging from 1.25% to 2.50% over the Base Rate (as described below), or a spread ranging from 2.25% to 3.50% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the Senior Secured Credit Facility. The “Base Rate” is the highest of our lender’s prime rate, the Federal Funds rate, plus 0.50%, and a daily rate equal to the one-month LIBOR rate, plus 1.0%. Swingline loans bear interest of a spread ranging from 1.25% to 2.50% over the Base Rate with respect to swingline loans denominated in U.S. dollars, or a spread ranging from 2.25% to 3.50% over the LIBOR rate for one month U.S. dollar deposits, as of 11:00 a.m., London time. We pay an unused line fee ranging from 0.30% to 0.75% per annum based on the unused portion of the commitment under the Senior Secured Credit Facility.

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio and a maximum fixed charge coverage ratio. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility.

Senior Secured Notes

Also on July 22, 2010, we entered into a Note Purchase and Private Shelf Agreement (the “Senior Secured Notes Agreement”) with a lender, and certain other purchasers party thereto (together with the lender, the “Purchasers”).

Under the Senior Secured Notes Agreement, we issued to the Purchasers its Series A Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series A Notes”), its Series B Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series B Notes”), and its Series C Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date. The proceeds of the 2010 Notes will be used to refinance certain existing debt of the Company and our subsidiaries under the Secured Credit Facility.

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue.  The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance.

We may prepay the Notes in a minimum principal amount of $1.0 million and in $0.1 million increments thereafter, at 100% of the principal amount so prepaid, plus an amount equal to the excess, if any, of the present value of the remaining scheduled payments of principal and interest on the amount repaid, over the principal amount repaid.  Either we or our lender may terminate the private shelf facility with respect to undrawn amounts upon 30 days’ written notice, and our lender may terminate the private shelf facility with respect to undrawn amounts upon the occurrence and/or continuation of an event of default or acceleration of any Note.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement (as discussed above), including covenants requiring the maintenance of a maximum total leverage ratio and a maximum fixed charge coverage ratio. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions  and events of default, including change of control, cross-defaults to other debt, and judgment defaults, that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first six months of 2010. The total anticipated costs related to the phases of the plan that have been implemented are expected to approximate $3.7 million, of which $3.7 million has been incurred. We expect the remaining phases of the plan will be finalized during the second half of 2010, at which time further details and cost impacts will be disclosed.

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of June 27, 2010, our financial statements reflect the final allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. We anticipate this program to result in total restructuring charges of approximately $4 million to $5 million, or $0.10 to $0.12 per diluted share. We expect implementation of this program to be substantially complete by the end of 2010 and to result in annualized cost savings of approximately $6 million.

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

Valuation of Long-lived Assets. Our long-lived assets include property, plant, and equipment, goodwill, and identified intangible assets. With the exception of goodwill and indefinite-lived intangible assets, long-lived assets are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability is determined based upon our estimates of future undiscounted cash flows. If the carrying value is determined to be not recoverable, an impairment charge would be necessary to reduce the recorded value of the assets to their fair value. The fair value of the long-lived assets other than goodwill is based upon appraisals, quoted market prices of similar assets, or discounted cash flows.

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

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived assets. These risks are discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.

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

All other reporting units within the Retail Merchandising segment exceed their respective carrying value by more the 35%. The fair values for the reporting units in our remaining segments exceeded their respective carrying values as of the date of the impairment test by more than 20%. Based on our most recent goodwill impairment assessment of the reporting units of the Shrink Management segment and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. (For more information, see Notes 1 and 5 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009.)

Results of Operations

All comparisons are with the prior year period, unless otherwise stated.

Net Revenues

Our unit volume is driven by product offerings, number of direct sales personnel, recurring sales and, to some extent, pricing. Our base of installed systems provides a source of recurring revenues from the sale of disposable tags, labels, and service revenues.

Our customers are substantially dependent on retail sales, which are seasonal, subject to significant fluctuations, and difficult to predict. In addition, current economic trends have particularly affected our customers, and consequently our net revenues have been, and may continue to be impacted in the future.  Historically, we have experienced lower sales in the first half of each year.

Analysis of Statement of Operations

Thirteen Weeks Ended June 27, 2010 Compared to Thirteen Weeks Ended June 28, 2009

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	June 27, 2010 (Fiscal 2010)	June 28, 2009 (Fiscal 2009)	Fiscal 2010 vs. Fiscal 2009

Net revenues
Shrink Management Solutions	69.1%	71.2%	11.1%%
Apparel Labeling Solutions	23.1	19.0	39.3
Retail Merchandising Solutions	7.8	9.8	(9.6)
Net revenues	100.0	100.0	14.4
Cost of revenues	56.4	57.3	12.7
Total gross profit	43.6	42.7	16.8
Selling, general, and administrative expenses	33.7	33.9	14.0
Research and development	2.5	2.6	9.7
Restructuring expense	0.6	0.3	N/A
Operating income	6.8	5.9	31.1
Interest income	0.3	0.2	67.8
Interest expense	0.7	1.0	(25.3)
Other gain (loss), net	(0.7)	0.2	N/A
Earnings before income taxes	5.7	5.3	24.2
Income taxes	1.4	1.5	6.6
Net earnings	4.3	3.8	31.2
Less: (loss) attributable to noncontrolling interests	—	—	N/A
Net earnings attributable to Checkpoint Systems, Inc.	4.3%	3.8%	30.4%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the second quarter of 2010 compared to the second quarter of 2009 increased by $26.3 million, or 14.4%, from $181.9 million to $208.2 million. Foreign currency translation had a negative impact on revenues of approximately $1.7 million, or 0.9%, in the second quarter of 2010 as compared to the second quarter of 2009.

(amounts in millions)
Quarter ended	June 27, 2010 (Fiscal 2010)	June 28, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 143.8	$ 129.4	$ 14.4	11.1%
Apparel Labeling Solutions	48.2	34.6	13.6	39.3
Retail Merchandising Solutions	16.2	17.9	(1.7)	(9.6)
Net Revenues	$ 208.2	$ 181.9	$ 26.3	14.4%

Shrink Management Solutions

Shrink Management Solutions revenues increased by $14.4 million, or 11.1%, during the second quarter of 2010 compared to 2009. Foreign currency translation had a negative impact of approximately $0.5 million. The remaining revenue increase was due to growth in our EAS consumables business, Alpha business, and CheckView® business of $10.6 million, $9.3 million, and $3.7 million, respectively. The increase was partially offset by decreases in our EAS systems, RFID business, and Library business of $6.0 million, $2.2 million, and $0.5 million, respectively.

EAS consumables revenues increased by $10.6 million during the second quarter of 2010 as compared to the second quarter of 2009. The increase was due primarily to increases in revenues of $10.2 million in Europe.  The increase in Europe was due primarily to revenues from our hard tag at source program.

Our Alpha business revenues increased by $9.3 million during the second quarter of 2010 as compared to the second quarter of 2009. The increase was due to increases in revenues in all regions, including $5.2 million in the U.S., $2.5 million in Europe, $1.2 million in Asia, and $0.4 million in International Americas. The increase in the U.S. was primarily due to an increase in volumes with several large chain customers. The increases in Europe and Asia were the result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during the second quarter of 2010. The increase in Europe was also due to new large customer orders in the U.K. in the second quarter of 2010 with no such comparable orders during 2009. The increase in International Americas was primarily due to a new large customer order in Mexico in the second quarter of 2010 with no such comparable orders during 2009.

CheckView® revenues increased $3.7 million during the second quarter of 2010 as compared to the second quarter of 2009. The increase was primarily due to increases in revenues of $3.3 million in the U.S. and $1.5 million in International Americas, which was partially offset by a $0.9 million decrease in Asia. The growth in revenues in the U.S. was due to an increase in service revenues and an increase in our Banking business. The increase in International Americas revenues was due to a new large chain roll-out in Canada during the second quarter of 2010 with no such comparable roll-out during 2009. The decrease in Asia was the result of fewer new store openings in Japan, Australia, and Malaysia during the second quarter of 2010 compared to the second quarter of 2009. Although our quarter comparison has improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

EAS systems revenues decreased $6.0 million during the second quarter of 2010 as compared to the second quarter of 2009. The decrease was due primarily to declines in revenues of $3.9 million in Europe, $1.2 million in Asia, and $1.0 million in the U.S. The decline in Europe was primarily due to a decrease in demand from several large customers in France and Spain, coupled with a large chain roll-out in Germany during the second quarter of 2009 without a comparable roll-out during 2010. The decline in Europe was partially offset by a new large chain roll-out in Belgium and increased installations in the U.K related to upgrades in EAS systems technology at current customer locations. The decline in Asia was primarily due to customer roll-outs in Japan in 2009 without comparable roll-outs in 2010.  The decline in the U.S. was primarily due to fewer large chain store openings in 2010 compared to 2009. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers, all of which have been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™ and other faster payback products in our EAS consumables and Alpha businesses.

RFID revenues decreased by $2.2 million during the second quarter of 2010 as compared to the second quarter of 2009. The decrease was due primarily to decreases in revenues of $1.9 million in Europe and $0.3 million in the U.S. The decline in Europe was due to a roll-out of detachers in 2009 with no such comparable roll-out in 2010. The decline in the U.S. was due to a decrease in professional services and related software revenues in 2010 as compared to 2009.

Our Library business revenues decreased $0.5 million during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to a decrease in Europe, which was the result of decreased volumes of RFID tags associated with our Library business.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $13.6 million, or 39.3%, during the second quarter of 2010 as compared to the second quarter of 2009. Foreign currency translation had a negative impact of approximately $0.7 million. Apparel Labeling Solutions benefited $9.7 million during the second quarter of 2010 due to our Brilliant business which was acquired in August 2009. The remaining increase of $4.6 million was due primarily to increases in Europe and Asia as a result of higher demand from our apparel retailer customers.

Retail Merchandising Solutions

Retail Merchandising Solutions (“RMS”) revenues decreased by $1.7 million, or 9.6%, during the second quarter of 2010 as compared to the second quarter of 2009. Foreign currency translation had a negative impact of approximately $0.5 million. The remaining decrease of $1.2 million in our RMS business was due to a decrease in our revenues from retail display systems (“RDS”) of $0.6 million and a decrease in revenues of hand-held labeling systems (“HLS”) of $0.6 million. RDS declined due to a general reduction of store remodel work in Europe as a result of the current economic environment. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the second quarter of 2010, gross profit increased by $13.1 million, or 16.8%, from $77.7 million to $90.8 million. The negative impact of foreign currency translation on gross profit was approximately $0.8 million. Gross profit, as a percentage of net revenues, increased from 42.7% to 43.6%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 45.0% in the second quarter of 2010, from 43.1% in the second quarter of 2009. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables, partially offset by lower margins in our EAS systems and our Alpha business. EAS consumables margins improved due to the favorable product mix and improved manufacturing margins related to higher volumes in 2010. EAS systems margins decreased due to an increase in field service costs in 2010. The increase in field service costs in 2010 was due to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program. The decline in Alpha margins was attributable to a stronger than expected margin performance during the second quarter of 2009 due to a favorable product mix. Our CheckView® business margins were consistent in the second quarter of 2010 as compared to the second quarter of 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 38.0% in the second quarter of 2010, from 39.4% in the second quarter of 2009. Apparel Labeling Solutions margins decreased due primarily to changes in our product mix and due to lower margins in our Brilliant business.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 47.7% in the second quarter of 2010 from 46.4% in the second quarter of 2009. The increase in Retail Merchandising Solutions gross profit percentage was due to lower inventory charges and improved manufacturing variances during the second quarter of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $8.6 million, or 14.0%, during the second quarter of 2010 compared to the second quarter of 2009. Foreign currency translation decreased SG&A expenses by approximately $0.9 million. The remaining increase was due primarily to increased sales and marketing expense and increased general and administrative expenses. The increase was also due to $2.0 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The increase in sales and marketing expense is primarily due to increased commissions and operations expense related to the increase in revenues over the prior year. The increase in general and administrative expenses is primarily due to increased expenditures used to upgrade information technology and improve our production capabilities. The increase in general and administrative expense was also due to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program.

Research and Development Expenses

Research and development (R&D) expenses were $5.2 million, or 2.5% of revenues, in the second quarter of 2010 and $4.8 million, or 2.6% of revenues in the second quarter of 2009.

Restructuring Expenses

Restructuring expenses were $1.2 million, or 0.6% of revenues in the second quarter of 2010 compared to $0.6 million or 0.3% of revenues in the second quarter of 2009.

Interest Income

Interest income for the second quarter of 2010 increased $0.3 million from the comparable quarter in 2009. The increase in interest income was due to higher cash balances during the second quarter of 2010 compared to the second quarter of 2009.

Interest Expense

Interest expense for the second quarter of 2010 decreased $0.5 million from the comparable quarter in 2009. The decrease in interest expense was primarily due to lower debt balances related to the Secured Credit Facility during the second quarter of 2010 compared to the second quarter of 2009.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.5 million in the second quarter of 2010 compared to a net gain of $0.3 million in the second quarter of 2009. The decrease was due to a $1.5 million foreign exchange loss during the second quarter of 2010.

Income Taxes

The effective tax rate for the second quarter of 2010 was 24.3% as compared to 28.3% for the second quarter of 2009. The decrease in the second quarter 2010 tax rate was due to the mix of income between subsidiaries.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $9.0 million, or $0.22 per diluted share, during the second quarter of 2010 compared to $6.9 million, or $0.18 per diluted share, during the second quarter of 2009. The weighted-average number of shares used in the diluted earnings per share computation were 40.5 million and 39.5 million for the second quarters of 2010 and 2009, respectively.

Twenty-Six Weeks Ended June 27, 2010 Compared to Twenty-Six Weeks Ended June 28, 2009

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Twenty-six weeks ended	June 27, 2010 (Fiscal 2010)	June 28, 2009 (Fiscal 2009)	Fiscal 2010 vs. Fiscal 2009

Net revenues
Shrink Management Solutions	69.1%	71.1%	12.8%%
Apparel Labeling Solutions	22.3	18.5	40.5
Retail Merchandising Solutions	8.6	10.4	(4.8)
Net revenues	100.0	100.0	16.1
Cost of revenues	56.7	57.7	14.1
Total gross profit	43.3	42.3	18.8
Selling, general, and administrative expenses	35.4	36.2	13.4
Research and development	2.5	2.9	(0.3)
Restructuring expense	0.4	0.3	54.4
Litigation settlement	—	0.4	N/A
Operating income	5.0	2.5	N/A
Interest income	0.3	0.3	48.3
Interest expense	0.8	0.9	(5.1)
Other gain (loss), net	(0.2)	0.2	N/A
Earnings before income taxes	4.3	2.1	N/A
Income taxes	1.1	0.7	N/A
Net earnings	3.2	1.4	N/A
Less: (loss) attributable to noncontrolling interests	—	—	N/A
Net earnings attributable to Checkpoint Systems, Inc.	3.2%	1.4%	N/A	%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first six months of 2010 compared to the first six months of 2009 increased by $54.8 million, or 16.1%, from $340.9 million to $395.6 million. Foreign currency translation had a positive impact on revenues of approximately $6.2 million, or 1.8%, in the first six months of 2010 as compared to the first six months of 2009.

(amounts in millions)
Twenty-six weeks ended	June 27, 2010 (Fiscal 2010)	June 28, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 273.3	$ 242.3	$ 31.0	12.8%
Apparel Labeling Solutions	88.4	62.9	25.5	40.5
Retail Merchandising Solutions	33.9	35.7	(1.8)	(4.8)
Net Revenues	$ 395.6	$ 340.9	$ 54.7	16.1%

Shrink Management Solutions

Shrink Management Solutions revenues increased by $31.0 million, or 12.8%, during the first six months of 2010 compared to 2009. Foreign currency translation had a positive impact of approximately $4.9 million. The remaining revenue increase was due to growth in our EAS consumables business, Alpha business, and CheckView®  business of $21.6 million, $19.2 million, and $2.9 million, respectively. The increase was partially offset by decreases in our EAS systems, RFID business, and Library business of $14.4 million, $1.8 million, and $1.4 million, respectively.

EAS consumables revenues increased by $21.6 million during the first six months of 2010 as compared to the first six months of 2009. The increase was due primarily to increases in revenues of $20.7 million in Europe and $0.7 million in International Americas. The increase in Europe was due primarily to revenues from our hard tag at source program. The increase in International Americas was primarily the result of an increase in Mexico due to new store openings and an increase in Canada due to a large customer order.

Our Alpha business revenues increased by $19.2 million during the first six months of 2010 as compared to the first six months of 2009. The increase was due primarily to increases in revenues of $12.3 million in the U.S., $4.3 million in Europe, and $2.0 million in Asia. The increase in the U.S. was primarily due to an increase in volumes with several large customers. The increases in Europe and Asia were the result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during the second quarter of 2010. The increase in Europe was also due to new large customer orders in the U.K. during the first six months of 2010 with no such comparable orders during 2009. The increase in International Americas was primarily due to new large customer orders in Mexico during the first six months of 2010 with no such comparable orders during 2009.

CheckView® revenues increased $2.9 million during the first six months of 2010 as compared to the first six months of 2009. The increase was primarily due to increases in revenues of $2.3 million in International Americas and $1.9 million in the U.S., which was partially offset by a $1.2 million decrease in Asia. The increase in International Americas revenues was due to a new large chain roll-out in Canada during the first six months of 2010 with no such comparable roll-out during the first six months of 2009. The growth in revenues in the U.S. was due to an increase in service revenues and an increase in our Banking business. The decrease in Asia was the result of fewer new store openings in Japan during the first six months of 2010 compared to the first six months of 2009. Although revenues have improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

EAS systems revenues decreased $14.4 million during the first six months of 2010 as compared to the first six months of 2009. The decrease was due primarily to declines in revenues of $9.0 million in Europe, $2.6 million in the U.S., and $2.6 million in Asia. The decline in Europe was primarily due to a decrease in demand from several large customers in France and Spain, coupled with a large customer roll-out in Germany during the first six months of 2009 without a comparable roll-out during 2010. The decline in Europe was partially offset by a new large chain roll-out in Belgium and increased installations in the U.K related to upgrades in EAS systems technology at current customer locations. The decline in the U.S. was primarily due to fewer large chain store openings in 2010 compared to 2009. The decline in Asia was primarily due to customer roll-outs in Japan in 2009 without comparable roll-outs in 2010. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers, all of which have been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™ and other faster payback products in our EAS consumables and Alpha businesses.

RFID revenues decreased by $1.8 million during the first six months of 2010 as compared to the first six months of 2009. The decrease was due primarily to decreases in revenues of $1.3 million in Europe and $0.4 million in the U.S. The decline in Europe was due to a roll-out of detachers in 2009 with no such comparable roll-out in 2010. The decline in the U.S. was due to a decrease in professional services and related software revenues in 2010 as compared to 2009.

Our Library business revenues decreased $1.4 million during the first six months of 2010 as compared to the first six months of 2009 due to a decrease of $0.9 million in Europe and $0.5 million in the U.S., respectively. The decline in Europe and the U.S. was the result of decreased volumes of RFID tags associated with our Library business.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased by $25.5 million, or 40.5%, during the first six months of 2010 as compared to the first six months of 2009. Foreign currency translation had a positive impact of approximately $0.4 million. Apparel Labeling Solutions benefited $17.3 million during the first six months of 2010 due to our Brilliant business which was acquired in August 2009. The remaining increase of $7.8 million was due primarily to increases in Europe, the U.S., and Asia as a result of higher demand from our apparel retailer customers.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased by $1.8 million, or 4.8%, during the first six months of 2010 as compared to the first six months of 2009. Foreign currency translation had a positive impact of approximately $1.0 million. The remaining decrease of $2.8 million in our RMS business was due to a decrease in our revenues from RDS of $1.9 million and a decrease in revenues of HLS of $0.9 million. RDS declined due to a general reduction of store remodel work in Europe as a result of the current economic environment. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first six months of 2010, gross profit increased by $27.1 million, or 18.8%, from $144.2 million to $171.3 million. The positive impact of foreign currency translation on gross profit was approximately $2.3 million. Gross profit, as a percentage of net revenues, increased from 42.3% to 43.3%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 44.3% in the first six months of 2010, from 42.6% in the first six months of 2009. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables and our Alpha business, partially offset by lower margins in our EAS systems and our CheckView® business. EAS consumables margins improved due to a favorable product mix and improved manufacturing margins related to higher volumes in 2010. Alpha margins increased due to favorable manufacturing variances related to higher volumes in 2010 and increased inventory reserves in 2009. EAS systems margins decreased due to an increase in field service costs in 2010. The increase in field service costs in 2010 was due to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program. CheckView® margins decreased due to lower field service margins and increased warranty reserve expense.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 38.1% in the first six months of 2010, from 38.0% in the first six months of 2009. Apparel Labeling Solutions margins increased due primarily to improved manufacturing margins related to higher volumes in 2010.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 49.1% in the first six months of 2010 from 47.6% in the first six months of 2009. The increase in Retail Merchandising Solutions gross profit percentage was due to lower inventory charges and improved manufacturing variances during the first six months of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $16.5 million, or 13.4%, during the first six months of 2010 compared to the first six months of 2009. Foreign currency translation increased SG&A expenses by approximately $1.7 million. The remaining increase was due primarily to increased sales and marketing expense and increased general and administrative expenses. The increase was also due to $3.9 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The increase in sales and marketing expense is primarily due to increased commissions and operations expense related to the increase in revenues over the prior year and an increase in bad debt expense. The increase in general and administrative expenses is primarily due to increased expenditures used to upgrade information technology and improve our production capabilities. The increase in general and administrative expense was also due to the impact of our temporary global payroll reduction and furlough program which reduced costs during 2009.

Research and Development Expenses

Research and development (R&D) expenses were $9.9 million, or 2.5% of revenues, in the first six months of 2010 and $9.9 million, or 2.9% of revenues in the first six months of 2009.

Restructuring Expenses

Restructuring expenses were $1.6 million, or 0.4% of revenues in the first six months of 2010 compared to $1.1 million or 0.3% of revenues in the first six months of 2009.

Litigation Settlement

Litigation Settlement expense was $1.3 million during the first six months of 2009, with no comparable charge during the first six months of 2010. Included in litigation expense was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Interest Income

Interest income for the first six months of 2010 increased $0.4 million from the comparable six months in 2009. The increase in interest income was due to higher cash balances during the first six months of 2010 compared to the first six months of 2009.

Interest Expense

Interest expense for the first six months of 2010 decreased $0.2 million from the comparable six months in 2009. The decrease in interest expense was primarily due to lower long-term debt balances during the first six months of 2010 compared to the first six months of 2009.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.2 million in the first six months of 2010 compared to a net gain of $0.8 million in the first six months of 2009. The decrease was primarily due to a $1.5 million foreign exchange loss during the first six months of 2010 compared to a foreign exchange gain of $0.7 million during the first six months of 2009.

Income Taxes

The effective tax rate for the first six months of 2010 was 26.2% as compared to 33.1% for the first six months of 2009. The increase in the 2010 tax rate was due to the mix of income between subsidiaries.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $12.5 million, or $0.31 per diluted share, during the first six months of 2010 compared to $4.9 million, or $0.13 per diluted share, during the first six months of 2009. The weighted-average number of shares used in the diluted earnings per share computation were 40.3 million and 39.4 million for the first six months of 2010 and 2009, respectively.

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

As of June 27, 2010, our cash and cash equivalents were $162.7 million compared to $162.1 million as of December 27, 2009. Cash and cash equivalents increased in 2010 primarily due to $12.4 million of cash provided by financing activities and $9.2 million of cash provided by operating activities, partially offset by $9.1 million of cash used in investing activities. Cash provided by operating activities was $22.5 million less during the first six months of 2010 compared to the first six months of 2009. In 2010, our cash from operating activities was impacted negatively by increases accounts receivable and a decrease in unearned revenues. Accounts receivable increased due to increased sales during the first six months of 2010 compared to the first six months of 2009. Unearned revenues decreased due to the fulfillment of customer orders during the first quarter of 2010 associated with our hard tag at source program. Cash used in investing activities was $3.9 million less during the first six months of 2010 compared to the first six months of 2009. This was primarily due to a $6.8 million Alpha payment that was made during the first six months of 2009. Cash provided by financing activities was $44.0 million greater in the first six months of 2010 compared to the first six months of 2009. This was due primarily to a $23 million payment in 2009 to retire the senior unsecured multi-currency credit facility (“Senior Unsecured Credit Facility”). The increase in cash provided by financing activities was also due to an increase in proceeds received from stock issuances in 2010 coupled with increased debt issuance costs in 2009 associated with the Secured Credit Facility.

Our percentage of total debt to total equity as of June 27, 2010, was 22.2% compared to 20.9% as of December 27, 2009. As of June 27, 2010, our working capital was $259.1 million compared to $241.8 million as of December 27, 2009.

We continue to reinvest in the Company through our investment in technology and process improvement. During the first six months of 2010, our investment in research and development amounted to $9.9 million, as compared to $9.9 million in 2009. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2010, we anticipate spending approximately $11 million on research and development to support achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2010, our contribution to these plans was $2.3 million. Our total funding expectation for 2010 is $4.7 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2010 totaled $8.9 million compared to $6.3 million during 2009. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $23 million in 2010.

During the first six months of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

On December 30, 2009, we entered into a new Hong Kong banking facility.  The banking facility includes a trade finance facility, a revolving loan facility, and a term loan.  The maximum availability under the facility is $9.0 million (HKD 70.0 million).  The banking facility is secured by a fixed cash deposit of $0.7 million (HKD 5.0 million) and is included as restricted cash in the accompanying Consolidated Balance Sheets. As of June 27, 2010, the Company has outstanding $5.1 million (HKD 39.9 million) against the term loan and $2.8 million (HKD 21.5 million) against the trade finance facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

On April 30, 2009, we entered into a new $125.0 million three-year senior secured multi-currency revolving credit agreement (“Secured Credit Facility”) with a syndicate of lenders. The Secured Credit Facility replaces the $150.0 million Senior Unsecured Credit Facility arranged in December 2005. Prior to entering into the Secured Credit Facility, $23.0 million of the Senior Unsecured Credit Facility was paid down during the second quarter of 2009. We paid fees of $3.9 million to enter the Secured Credit Facility, which were capitalized as deferred debt issuance costs and are amortized over the term of the agreement.

The Secured Credit Facility also includes an expansion option that gives us the right to increase the aggregate revolving commitment by an amount up to $50 million, for a potential total commitment of $175 million. The expansion option allows the additional $50 million in increments of $25 million based upon consolidated earnings before interest, taxes, and depreciation and amortization (EBITDA) on June 28, 2009 and December 27, 2009, respectively. Based on our consolidated EBITDA at June 28, 2009, and December 27, 2009 we qualified to request the $50 million expansion option for a total potential commitment of $175 million. We did not elect to request the $50 million expansion option at December 27, 2009.

The Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million are outstanding as of June 27, 2010. The Secured Credit Facility also contains a $15.0 million sublimit for swingline loans. Borrowings under the Secured Credit Facility bear interest at rates of LIBOR plus an applicable margin ranging from 2.50% to 3.75% and/or prime plus 1.50% to 2.75%. The interest rate matrix is based on our leverage ratio of consolidated funded debt to EBITDA, as defined by the Secured Credit Facility Agreement (“Facility Agreement”). Under the Facility Agreement, we pay an unused line fee ranging from 0.30% to 0.75% per annum on the unused portion of the commitment.

All obligations of domestic borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries, stock powers of first-tier foreign subsidiaries, a blanket lien on all U.S. assets excluding real estate, a guarantee of foreign obligations and a 65% stock pledge of material foreign subsidiaries, a lien on certain assets of our German and Hong Kong subsidiaries, and assignment of certain bank deposit accounts. The approximate net book value of the collateral as of June 27, 2010 is $254 million.

The Secured Credit Facility contains covenants that include requirements for a maximum debt to EBITDA ratio of 2.75, a minimum fixed charge coverage ratio of 1.25 as well as other affirmative and negative covenants. As of June 27, 2010, we were in compliance with all covenants.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs can be funded from cash and cash equivalents on hand, the availability of cash under the amended and restated Senior Secured Credit Facility and cash generated from future operations over the next twelve months.

Subsequent Events Affecting Liquidity and Capital Resources

Revolving Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

The Senior Secured Credit Facility amended and restated the terms of our existing $125.0 million senior secured multi-currency revolving credit agreement (“Secured Credit Facility”). The amendments primarily reflect an extension of the terms of the Secured Credit Facility, reductions in the interest rates charged on the outstanding balances, and favorable changes with regard to the collateral provided under the Senior Secured Credit Facility. We borrowed $20.0 million and $11.2 million (¥ 980.0 million) under the Senior Secured Credit Facility on July 22, 2010.  The proceeds of the Senior Secured Credit Facility will be used to refinance the indebtedness under the Secured Credit Facility and certain other indebtedness, to pay any fees or expenses related to the Senior Secured Credit Facility and to provide for working capital and general corporate requirements, including permitted acquisitions.

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability.  The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit, of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of July 22, 2010. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

Borrowings under the Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either a spread ranging from 1.25% to 2.50% over the Base Rate (as described below), or a spread ranging from 2.25% to 3.50% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the Senior Secured Credit Facility. The “Base Rate” is the highest of our lender’s prime rate, the Federal Funds rate, plus 0.50%, and a daily rate equal to the one-month LIBOR rate, plus 1.0%. Swingline loans bear interest of a spread ranging from 1.25% to 2.50% over the Base Rate with respect to swingline loans denominated in U.S. dollars, or a spread ranging from 2.25% to 3.50% over the LIBOR rate for one month U.S. dollar deposits, as of 11:00 a.m., London time. We pay an unused line fee ranging from 0.30% to 0.75% per annum based on the unused portion of the commitment under the Senior Secured Credit Facility.

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio and a maximum fixed charge coverage ratio. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility.

Senior Secured Notes

Also on July 22, 2010, we entered into a Note Purchase and Private Shelf Agreement (the “Senior Secured Notes Agreement”) with a lender, and certain other purchasers party thereto (together with the lender, the “Purchasers”).

Under the Senior Secured Notes Agreement, we issued to the Purchasers its Series A Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series A Notes”), its Series B Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series B Notes”), and its Series C Senior Secured Notes in an aggregate principal amount of $25.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date. The proceeds of the 2010 Notes will be used to refinance certain existing debt of the Company and our subsidiaries under the Secured Credit Facility.

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue.  The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance.

We may prepay the Notes in a minimum principal amount of $1.0 million and in $0.1 million increments thereafter, at 100% of the principal amount so prepaid, plus an amount equal to the excess, if any, of the present value of the remaining scheduled payments of principal and interest on the amount repaid, over the principal amount repaid.  Either we or our lender may terminate the private shelf facility with respect to undrawn amounts upon 30 days’ written notice, and our lender may terminate the private shelf facility with respect to undrawn amounts upon the occurrence and/or continuation of an event of default or acceleration of any Note.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement (as discussed above), including covenants requiring the maintenance of a maximum total leverage ratio and a maximum fixed charge coverage ratio. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions  and events of default, including change of control, cross-defaults to other debt, and judgment defaults, that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes.

Provisions for Restructuring

Restructuring expense for the three and six months ended June 27, 2010 and June 28, 2009 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 741	$ —	$ 837	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	274	80	569	23
Other exit costs	184	—	229	—
2005 Restructuring Plan
Severance and other employee-related charges	—	492	—	1,036
Total	$ 1,199	$ 572	$ 1,635	$ 1,059

Restructuring accrual activity for the six months ended June 27, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 6/27/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 1,281	$ (444)	$ (2,244)	$ —	$ (211)	$ 1,192
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	955	(386)	(483)	—	(84)	1,483
Total	$ 4,291	$ 2,236	$ (830)	$ (2,727)	$ —	$ (295)	$ 2,675

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first six months of 2010. We expect the remaining phases of the plan will be finalized during the second half of 2010, at which time further details and cost impacts will be disclosed.

As of June 27, 2010, the net charge to earnings of $0.8 million represents the current year activity related to the initial phases of the SG&A Restructuring Plan. The total anticipated costs related to the phases of the plan that have been implemented are $3.7 million, of which $3.7 million were incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 70, of which 52 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the phases of the plan that have been implemented are anticipated to be approximately $5 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the six months ended June 27, 2010, there was a net charge to earnings of $0.8 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 420, of which 260 have been terminated. The anticipated total cost is expected to approximate $4.0 million to $5.0 million, of which $3.8 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through 2011. Upon completion, the annual savings are anticipated to be approximately $6 million.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 27, 2009. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $20.6 million as of June 27, 2010, and $21.3 million as of December 27, 2009, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by: eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.  Additionally, we do not expect the adoption of this standard’s Level 3 reconciliation disclosures to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events.  Specifically, the amendments state that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The standard was effective immediately upon issuance.  The adoption of this standard did not have a material impact on our consolidated financial statements.  Removal of the disclosure requirement did not affect the nature or timing of our subsequent event evaluations.

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

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 27, 2009.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 27, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $13.8 million. The fair values of the forward exchange contracts were reflected as a $26 thousand asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2010 to March 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income.  Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 27, 2010, the fair value of these cash flow hedges were reflected as a $1.1 million asset and a $0.1 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $16.3 million (€12.4 million) and the unrealized gain recorded in other comprehensive income was $1.8 million (net of taxes of $37 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 27, 2010, a $0.4 million and $10 thousand benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively.  The Company recognized no hedge ineffectiveness during the six months ended June 27, 2010.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million.  The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes are recorded in other comprehensive income.  The interest rate swap matured on February 18, 2010.  The Company recognized no hedge ineffectiveness during the six months ended June 27, 2010.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the Company's second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. There have been no material changes to the actions described in Part I - Item 3 - “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 27, 2009, and there are no material pending legal proceedings other than as described therein.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 4.1
Note Purchase and Private Shelf Agreement, dated as of July 22, 2010, between the Registrant and Prudential Investment Management, Inc., and the other purchasers is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2010.

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of July 22, 2010, among the Registrant, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2010.

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

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	July 29, 2010
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 4.1
Note Purchase and Private Shelf Agreement, dated as of July 22, 2010, between the Registrant and Prudential Investment Management, Inc., and the other purchasers is hereby incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2010.

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of July 22, 2010, among the Registrant, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 22, 2010.

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