Form 10-Q
period 2010-09-26
CHECKPOINT SYSTEMS INC
filed 2010-11-02
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 1-11257

CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

Pennsylvania	22-1895850
(State of Incorporation)	(IRS Employer Identification No.)

One Commerce Square, 2005 Market Street, Suite 2410, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2010, there were 39,648,118 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	September 26, 2010	December 27, 2009*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 164,263	$ 162,097
Restricted cash	783	645
Accounts receivable, net of allowance of $11,816 and $14,524	169,146	173,057
Inventories	112,910	89,247
Other current assets	37,257	33,068
Deferred income taxes	23,353	24,576
Total Current Assets	507,712	482,690
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,343	2,016
PROPERTY, PLANT, AND EQUIPMENT, net	118,983	117,598
GOODWILL	234,456	244,062
OTHER INTANGIBLES, net	94,204	104,733
DEFERRED INCOME TAXES	45,153	46,389
OTHER ASSETS	26,990	26,745
TOTAL ASSETS	$ 1,029,841	$ 1,024,233

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 21,372	$ 25,772
Accounts payable	64,085	61,700
Accrued compensation and related taxes	26,774	36,050
Other accrued expenses	45,550	45,791
Income taxes	2,167	11,427
Unearned revenues	13,171	23,458
Restructuring reserve	2,820	4,697
Accrued pensions — current	4,324	4,613
Other current liabilities	23,100	27,373
Total Current Liabilities	203,363	240,881
LONG-TERM DEBT, LESS CURRENT MATURITIES	121,618	91,100
ACCRUED PENSIONS	72,811	77,621
OTHER LONG-TERM LIABILITIES	37,512	43,772
DEFERRED INCOME TAXES	10,715	12,305
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,664,901 and 43,078,498	4,366	4,307
Additional capital	406,237	390,379
Retained earnings	225,578	205,951
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	19,161	28,603
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	583,822	557,720
NONCONTROLLING INTERESTS	—	834
TOTAL EQUITY	583,822	558,554
TOTAL LIABILITIES AND EQUITY	$ 1,029,841	$ 1,024,233

* Derived from the Company’s audited consolidated financial statements at December 27, 2009, except as described in Note 1 of the Consolidated Financial Statements. See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net revenues	$ 203,324	$ 194,078	$ 598,956	$ 534,941
Cost of revenues	121,445	109,404	345,762	306,046
Gross profit	81,879	84,674	253,194	228,895
Selling, general, and administrative expenses	62,774	66,210	202,809	189,724
Research and development	4,868	4,874	14,776	14,811
Restructuring expense	1,175	153	2,810	1,212
Litigation settlement	—	—	—	1,300
Operating income	13,062	13,437	32,799	21,848
Interest income	842	419	2,208	1,340
Interest expense	1,704	1,878	4,725	5,063
Other gain (loss), net	(88)	(523)	(1,284)	296
Earnings before income taxes	12,112	11,455	28,998	18,421
Income taxes	5,071	8,884	9,487	11,190
Net earnings	7,041	2,571	19,511	7,231
Less: (loss) attributable to noncontrolling interests	(40)	(68)	(116)	(332)
Net earnings attributable to Checkpoint Systems, Inc.	$ 7,081	$ 2,639	$ 19,627	$ 7,563

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings per share	$ .18	$ .07	$ .49	$ .19

Diluted earnings per share	$ .17	$ .07	$ .49	$ .19

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 173,912	4,036	$ (71,520)	$ 16,150	$ 924	$ 505,238
Net earnings				32,039				(447)	31,592
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment							11,617	357	11,974
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				19,627				(116)	19,511
Exercise of stock-based compensation and awards released	587	59	5,172						5,231
Tax benefit on stock-based compensation			1,306						1,306
Stock-based compensation expense			7,409						7,409
Deferred compensation plan			1,908						1,908
Repurchase of noncontrolling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							76		76
Change in realized and unrealized gains on derivative hedges, net of tax							77		77
Foreign currency translation adjustment							(9,595)	37	(9,558)
Balance, September 26, 2010	43,665	$ 4,366	$ 406,237	$ 225,578	4,036	$ (71,520)	$ 19,161	$ —	$ 583,822

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net earnings	$ 7,041	$ 2,571	$ 19,511	$ 7,231
Amortization of pension plan actuarial losses, net of tax	25	31	76	90
Change in realized and unrealized gains on derivative hedges, net of tax	(2,059)	(554)	77	(2,265)
Foreign currency translation adjustment	21,744	13,177	(9,558)	15,051
Comprehensive income	26,751	15,225	10,106	20,107
Less: comprehensive (loss) attributable to noncontrolling interests	(777)	(28)	(834)	(258)
Comprehensive income attributable to Checkpoint Systems, Inc.	$ 27,528	$ 15,253	$ 10,940	$ 20,365

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months ended (39 weeks)	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net earnings	$ 19,511	$ 7,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,917	23,357
Deferred taxes	1,987	(4,865)
Stock-based compensation	7,409	5,279
Provision for losses on accounts receivable	858	—
Excess tax benefit on stock compensation	(1,451)	12
(Gain) loss on disposal of fixed assets	(50)	198
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(1,381)	31,235
Inventories	(25,541)	9,328
Other current assets	(4,236)	5,801
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	2,940	(13,594)
Income taxes	(6,391)	10,103
Unearned revenues	(8,889)	484
Restructuring reserve	(1,647)	(3,469)
Other current and accrued liabilities	(16,996)	(16,900)
Net cash (used in) provided by operating activities	(7,960)	54,200
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(16,360)	(10,331)
Acquisitions of businesses, net of cash acquired	—	(25,476)
Change in restricted cash	(137)	—
Other investing activities	316	97
Net cash (used in) investing activities	(16,181)	(35,710)
Cash flows from financing activities:
Proceeds from stock issuances	5,231	863
Excess tax benefit on stock compensation	1,451	(12)
Proceeds from short-term debt	5,411	11,215
Payment of short-term debt	(11,469)	(12,137)
Net change in factoring and bank overdrafts	2,117	(4,850)
Proceeds from long-term debt	136,153	93,742
Payment of long-term debt	(106,817)	(124,850)
Debt issuance costs	(1,944)	(3,903)
Repurchase of noncontrolling interests	(781)	—
Net cash provided by (used in) financing activities	29,352	(39,932)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,045)	4,012
Net increase (decrease) in cash and cash equivalents	2,166	(17,430)
Cash and cash equivalents:
Beginning of period	162,097	132,222
End of period	$ 164,263	$ 114,792

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

The consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 26, 2010 and December 27, 2009 and our results of operations for the thirteen and thirty-nine weeks ended September 26, 2010 and September 27, 2009 and changes in cash flows for the thirty-nine weeks ended September 26, 2010 and September 27, 2009. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

During the second quarter of 2010, we identified an error in the accounting for a deferred tax liability related to a 2005 transaction.  Specifically, we concluded that an existing deferred tax liability in the amount of $5.9 million should have been recognized as income in 2005 rather than remain as a liability on our consolidated balance sheet at that time.  We have assessed the materiality of this item on prior periods in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was not material to any such periods.  We also concluded that the impact of correcting the error in the quarter ended June 27, 2010 would have been misleading to the users of the financial statements and therefore, have not recorded an adjustment in the current year.  In this regard, in accordance with SAB 108, we have revised our consolidated balance sheet as of December 27, 2009 to increase retained earnings and reduce long term deferred tax liabilities in the amount of $5.9 million. This revision results in no other change to our consolidated financial statements presented in this report. We will make corresponding revisions to retained earnings and long term deferred tax liabilities in prior periods the next time those financial statements are filed.

Out of Period Adjustments

During the third quarter of 2010, we recorded additional income tax expense of $0.7 million related to provision-to-return adjustments resulting from the misapplication of tax law to the foreign tax credit calculation associated with the payment of a dividend from one of our wholly owned subsidiaries to the Company.  This adjustment related to the fourth quarter of 2009 and was not material to the financial results for prior interim or annual periods or to the third quarter or estimated full year of fiscal 2010. As a result, we did not restate our previously issued financial statements.

Subsequent Events

During the second quarter of 2009, we adopted a standard codified within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition. No subsequent events required recognition or disclosure in the consolidated financial statements for the third quarter of 2010.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of September 26, 2010, the following restrictions have resulted in a restricted cash balance of $0.8 million:

•
Our Brilliant business has variable interest rate full-recourse factoring arrangements of accounts receivable. The arrangements are secured by trade receivables as well as a fixed cash deposit of $0.7 million (HKD 5.0 million). The secured cash deposit is recorded within restricted cash in the accompanying Consolidated Balance Sheets.

•
Due to a Chinese government road widening project, our Asialco subsidiary was required to vacate a small portion of land and to relocate a portion of its existing facility. As compensation for the first phase of this project, we received cash from the Chinese government which will be used for all necessary construction and excavation costs. As of September 26, 2010, the unused portion of the government grant of $0.1 million (RMB 0.9 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of September 26, 2010 and December 27, 2009 were $10.0 million and $2.8 million, respectively. The related costs are capitalized as construction-in-progress within fixed assets since the assets are still in the developmental stage.

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

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. In August 2010, Checkpoint Manufacturing Japan Co., LTD. repurchased the remaining 74% of these shares from Mitsubishi in exchange for $0.8 million in cash.

We have classified noncontrolling interests as equity on our consolidated balance sheets as of September 26, 2010 and December 27, 2009 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the three and nine months ended September 26, 2010 and September 27, 2009.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)
Nine months ended	September 26, 2010
Balance at beginning of year	$ 6,116
Accruals for warranties issued	4,248
Settlements made	(4,143)
Foreign currency translation adjustment	(105)
Balance at end of period	$ 6,116

Recently Adopted Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity  (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a VIE and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.

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

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on our consolidated results of operations and financial condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	September 26, 2010	December 27, 2009
Raw materials	$ 21,158	$ 16,274
Work-in-process	6,981	5,721
Finished goods	84,771	67,252
Total	$ 112,910	$ 89,247

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $94.2 million and $104.7 million as of September 26, 2010 and December 27, 2009, respectively.

The following table reflects the components of intangible assets as of September 26, 2010 and December 27, 2009:

(dollar amounts in thousands)
		September 26, 2010		December 27, 2009
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 80,550	$ 40,447	$ 82,504	$ 37,660
Trade name	3 to 30	29,862	16,848	31,420	17,193
Patents, license agreements	3 to 14	61,252	45,122	63,267	44,624
Other	3 to 6	10,716	7,870	10,704	5,832
Total amortized finite-lived intangible assets		182,380	110,287	187,895	105,309

Indefinite-lived intangible assets:
Trade name		22,111	—	22,147	—
Total identifiable intangible assets		$ 204,491	$ 110,287	$ 210,042	$ 105,309

Amortization expense for the three and nine months ended September 26, 2010 was $3.1 million and $9.2 million, respectively. Amortization expense for the three and nine months ended September 27, 2009 was $3.1 million and $9.3 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2010	$ 11,970
2011	$ 10,490
2012	$ 9,701
2013	$ 8,555
2014	$ 8,084

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 28, 2008	$ 169,493	$ —	$ 66,039	$ 235,532
Acquired during the year	—	4,278	—	4,278
Purchase accounting adjustment	283	—	—	283
Translation adjustments	2,102	22	1,845	3,969
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(4,572)	147	(4,104)	(8,529)
Balance as of September 26, 2010	$ 167,306	$ 3,370	$ 63,780	$ 234,456

The following table reflects the components of goodwill as of September 26, 2010 and December 27, 2009:

(amounts in thousands)
	September 26, 2010			December 27, 2009
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 222,580	$ 55,274	$ 167,306	$ 229,062	$ 57,184	$ 171,878
Apparel Labeling Solutions	22,807	19,437	3,370	24,052	19,752	4,300
Retail Merchandising Solutions	133,761	69,981	63,780	139,859	71,975	67,884
Total goodwill	$ 379,148	$ 144,692	$ 234,456	$ 392,973	$ 148,911	$ 244,062

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.4 million and $0.3 million during the first nine months of 2009 and 2010, respectively. Acquisition costs incurred during the twelve months ended December 27, 2009 were $0.6 million.

At December 27, 2009, the financial statements reflected the preliminary allocation of the Brilliant purchase price based on estimated fair values at the date of acquisition. The allocation of the purchase price remained open for certain information related to deferred income taxes. This allocation resulted in acquired goodwill of $4.3 million, which is not tax deductible. Intangible assets included in this acquisition were $1.4 million.  The intangible assets were composed of a non-compete agreement ($0.9 million), customer lists ($0.4 million), and trade names ($0.1 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 3 years for the trade names. The results from the acquisition date through December 27, 2009 are included in the Apparel Labeling Solutions segment and were not material to the consolidated financial statements.

During the second quarter of 2010 we finalized our purchase accounting related to income taxes for the Brilliant acquisition and as a result we recorded a decrease to goodwill of $1.1 million. As of the second quarter of 2010, the financial statements reflect the final allocations of the purchase price based on the estimated fair values at the date of acquisition.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of September 26, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)	September 26, 2010	December 27, 2009
Line of credit	$ —	$ 6,578
Asialco loans	—	3,660
Full-recourse factoring liabilities	13,977	12,089
Term loans	5,296	1,060
Current portion of long-term debt	2,099	2,385
Total short-term borrowings and current portion of long-term debt	$ 21,372	$ 25,772

On December 30, 2009, we entered into a new Hong Kong banking facility.  The banking facility includes a trade finance facility, a revolving loan facility, and a term loan.  The maximum availability under the facility is $9.0 million (HKD 70.0 million).  The banking facility is secured by a fixed cash deposit of $0.7 million (HKD 5.0 million) and by all plant, machinery, fittings and equipment.  The book value of the collateral as of September 26, 2010 is $12.0 million (HKD 93.2 million).  The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $3.2 million (HKD 24.7 million) at September 26, 2010.  The interest rate on this arrangement is HIBOR + 2.5%.  The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million).  The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%.  No balance is outstanding at September 26, 2010.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million).  The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of September 26, 2010, $4.9 million (HKD 37.8 million) was outstanding.

Included in Term loans is a $0.4 million (RMB 2.8 million) term loan maturing in May 2012.  The term loan is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement.  The arrangement is secured by trade receivables.  Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%.  At September 26, 2010, the interest rate was 3.88%.  At September 26, 2010, our short-term full-recourse factoring arrangement equaled $10.8 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in October 2010.  The full-recourse factoring arrangement was extended in October 2010 for a two month period.

In September 2010, $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying consolidated balance sheets.

Long-Term Debt

Long-term debt as of September 26, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)
	September 26, 2010	December 27, 2009
Senior secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 44,125	$ —
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	—	86,745
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	—
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	—
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	—
Full-recourse factoring liabilities	1,886	2,432
Other capital leases with maturities through 2015	2,706	4,308
Total	123,717	93,485
Less current portion	2,099	2,385
Total long-term portion	$ 121,618	$ 91,100

Revolving Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

The Senior Secured Credit Facility amended and restated the terms of our existing $125.0 million senior secured multi-currency revolving credit agreement (“Secured Credit Facility”). The amendments primarily reflect an extension of the terms of the Secured Credit Facility, reductions in the interest rates charged on the outstanding balances, and favorable changes with regard to the collateral provided under the Senior Secured Credit Facility.  Prior to entering into the Senior Secured Credit Facility, $102.2 million of the Secured Credit Facility was paid down during the third quarter of 2010.

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability.  The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of September 26, 2010, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of September 26, 2010. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

Borrowings under the Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either a spread ranging from 1.25% to 2.50% over the Base Rate (as described below), or a spread ranging from 2.25% to 3.50% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the Senior Secured Credit Facility. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. Swingline loans bear interest of (i) a spread ranging from 1.25% to 2.50% over the Base Rate with respect to swingline loans denominated in U.S. dollars, or (ii) a spread ranging from 2.25% to 3.50% over the LIBOR rate for one month U.S. dollar deposits, as of 11:00 a.m., London time. We pay an unused line fee ranging from 0.30% to 0.75% per annum based on the unused portion of the commitment under the Senior Secured Credit Facility.

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of September 26, 2010, we were in compliance with all covenants.

As of September 26, 2010, the Company incurred $1.7 million in fees and expenses in connection with the Senior Secured Credit Facility, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue.  The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of September 26, 2010, we did not issue additional fixed-rate senior secured notes.

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

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. As of September 26, 2010, we were in compliance with all covenants.

As of September 26, 2010, the Company incurred $0.2 million in fees and expenses in connection with the Senior Secured Notes, which are amortized over the term of the notes to interest expense on the consolidated statement of operations.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements.  The arrangements are secured by trade receivables.  The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy.  At September 26, 2010 the factoring arrangements had a balance of $1.9 million (€1.4 million), of which $0.5 million (€0.3 million) was included in the current portion of long-term debt and $1.4 million (€1.1 million) was included in long-term borrowings in the accompanying consolidated balance sheets since the receivables are collectable through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 26, 2010 was $2.9 million and $7.4 million ($2.1 million and $5.2 million, net of tax), respectively. For the three and nine months ended September 27, 2009, the total compensation expense was $1.9 million and $5.3 million ($1.3 million and $3.7 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $2.1 million and $0.4 million for the nine months ended September 26, 2010 and September 27, 2009, respectively.

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

Stock Options

Option activity under the principal option plans as of September 26, 2010 and changes during the nine months ended September 26, 2010 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2009	3,047,897	$ 18.07	5.69	$ 4,420
Granted	178,375	17.08
Exercised	(377,761)	11.35
Forfeited or expired	(39,272)	18.52
Outstanding at September 26, 2010	2,809,239	$ 18.91	5.48	$ 8,975
Vested and expected to vest at September 26, 2010	2,738,316	$ 18.93	5.41	$ 8,723
Exercisable at September 26, 2010	1,848,125	$ 18.75	4.23	$ 6,250

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 26, 2010. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 26, 2010 and September 27, 2009 was $3.6 million and $19 thousand, respectively.

As of September 26, 2010, $2.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

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

The following assumptions and weighted-average fair values were as follows:

Nine months ended	September 26, 2010	September 27, 2009

Weighted-average fair value of grants	$ 7.40	$ 3.41
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.22%	44.53%
Expected life (in years)	4.93	4.85
Risk-free interest rate	1.886%	1.658%

Restricted Stock Units

Nonvested service based restricted stock units as of September 26, 2010 and changes during the nine months ended September 26, 2010 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 27, 2009	613,964	1.07	$ 39.24
Granted	216,417		$ 17.61
Vested	(130,137)		$ 18.80
Forfeited	(26,706)		$ 17.59
Nonvested at September 26, 2010	673,538	1.06	$ 45.76
Vested and expected to vest at September 26, 2010	623,123	1.03
Vested at September 26, 2010	63,211	—

The total fair value of restricted stock awards vested during the first nine months of 2010 was $2.4 million as compared to $1.3 million in the first nine months of 2009. As of September 26, 2010, there was $3.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees.  The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total value of the plan equaled $0.7 million, of which $0.1 million was expensed during the first nine months of 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 26, 2010 and September 27, 2009 were as follows:

(amounts in thousands)
Nine months ended	September 26, 2010	September 27, 2009
Interest	$ 2,910	$ 4,439
Income tax payments	$ 17,045	$ 7,852

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

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Basic earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 7,081	$ 2,639	$ 19,627	$ 7,563

Diluted earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 7,081	$ 2,639	$ 19,627	$ 7,563

Shares:
Weighted-average number of common shares outstanding	39,571	38,956	39,411	38,876
Shares issuable under deferred compensation agreements	478	414	449	393
Basic weighted-average number of common shares outstanding	40,049	39,370	39,860	39,269
Common shares assumed upon exercise of stock options and awards	445	368	499	201
Shares issuable under deferred compensation arrangements	5	15	7	19
Dilutive weighted-average number of common shares outstanding	40,499	39,753	40,366	39,489

Basic earnings attributable to Checkpoint Systems, Inc. per share	$ .18	$ .07	$ .49	$ .19

Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ .17	$ .07	$ .49	$ .19

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine month periods ended September 26, 2010 and September 27, 2009 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS	1,681	2,021	1,566	2,613

Note 8. INCOME TAXES

The effective tax rate for the thirty-nine weeks ended September 26, 2010 was 32.7% as compared to 60.7% for the thirty-nine weeks ended September 27, 2009. The effective tax rate for the thirty-nine weeks ended September 26, 2010 was impacted by a $5.1 million release of tax reserves, partially offset by a $4.3 million charge related to establishing a full valuation allowance against the U.S. State deferred tax assets. The effective tax rate for the thirty-nine weeks ended September 27, 2009 was impacted by a $3.6 million charge related to establishing full valuation allowances against net deferred tax assets in Italy and Japan.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances.  At September 26, 2010 and December 27, 2009, the Company had net deferred tax assets of $57.6 million and $58.5 million, respectively.

During the first nine months of 2010 negative evidence arose in the form of cumulative losses, based in part on projections, in two material jurisdictions with net deferred tax assets of $35.0 million and $6.8 million, respectively.  The Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdiction’s deferred tax assets.  The Company is committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.  When tax planning actions are implemented, they often impact the Company’s effective tax rate.  We will include the effect of tax planning actions on the effective tax rate in the quarter of implementation.

We adopted the provisions for accounting for uncertainty in income taxes on January 1, 2007. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13.3 million at September 26, 2010 and $13.2 million at September 27, 2009, respectively.  Penalties and tax-related interest expense are reported as a component of income tax expense. During the nine months ending September 26, 2010 and September 27, 2010 we recognized an interest and penalties benefit of $2.7 million and interest and penalties expense of $0.3 million, respectively, in the statement of operations. At September 26, 2010 and September 27, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million and $6.4 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $1.9 million to $3.6 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2008 – 2009, Sweden 2007 – 2008, and the United Kingdom 2007 – 2008.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 26, 2010 and September 27, 2009 were as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$ 207	$ 251	$ 636	$ 750
Interest cost	1,047	1,189	3,222	3,413
Expected return on plan assets	(15)	(17)	(45)	(49)
Amortization of actuarial (gain)	(6)	(3)	(18)	(7)
Amortization of transition obligation	30	33	92	95
Amortization of prior service costs	1	1	2	2
Net periodic pension cost	$ 1,264	$ 1,454	$ 3,889	$ 4,204

We expect the cash requirements for funding the pension benefits to be approximately $4.6 million during fiscal 2010, including $3.9 million which was funded during the nine months ended September 26, 2010.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 26, 2010 and December 27, 2009 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement September 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 36	$ —	$ 36	$ —
Foreign currency forward exchange contracts	28		28
Total assets	$ 64	$ —	$ 64	$ —

Foreign currency revenue forecast contracts	$ 730	$ —	$ 730	$ —
Foreign currency forward exchange contracts	97	—	97	—
Total liabilities	$ 827	$ —	$ 827	$ —

(amounts in thousands)	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 56	$ —	$ 56	$ —
Foreign currency revenue forecast contracts	303	—	303	—
Total assets	$ 359	$ —	$ 359	$ —

Foreign currency forward exchange contracts	$ 191	$ —	$ 191	$ —
Foreign currency revenue forecast contracts	132	—	132	—
Interest rate swap	171	—	171	—
Total liabilities	$ 494	$ —	$ 494	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the nine months ended September 26, 2010:

(amounts in thousands)
September 26, 2010
Beginning balance, net of tax	$ (302)
Changes in fair value gain, net of tax	796
Reclassification to earnings, net of tax	(719)
Ending balance, net of tax	$ (225)

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 26, 2010 and December 27, 2009 are summarized in the following table:

(amounts in thousands)	September 26, 2010		December 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 44,125	$ 44,125	$ —	$ —
Secured credit facility	$ —	$ —	$ 86,745	$ 86,745
Senior secured notes	$ 75,000	$ 75,911	$ —	$ —

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 26, 2010 and December 27, 2009:

(amounts in thousands)	September 26, 2010				December 27, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 36	Other current liabilities	$ 730	Other current assets	$ 303	Other current liabilities	$ 132
Interest rate swap contracts	—	—	—	—	—	—	Other current liabilities	171
Total derivatives designated as hedging instruments		36		730		303		303

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	28	Other current liabilities	97	Other current assets	56	Other current liabilities	191
Total derivatives not designated as hedging instruments		28		97		56		191
Total derivatives		$ 64		$ 827		$ 359		$ 494

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended September 26, 2010 and September 27, 2009:

(amounts in thousands)	September 26, 2010				September 27, 2009
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (1,377)	Cost of sales	$ 724	$ (2)	$ (603)	Cost of sales	$ 86	$ (8)
Interest rate swap contracts	—	Interest expense	—	—	211	Interest expense	(274)	—
Total designated cash flow hedges	$ (1,377)		$ 724	$ (2)	$ (392)		$ (188)	$ (8)

The following tables present the amounts affecting the Consolidated Statement of Operations for the nine months ended September 26, 2010 and September 27, 2009:

(amounts in thousands)	September 26, 2010				September 27, 2009
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 705	Cost of sales	$ 734	$ (28)	$ (462)	Cost of sales	$ 2,147	$ (63)
Interest rate swap contracts	171	Interest expense	(159)	—	474	Interest expense	(794)	—
Total designated cash flow hedges	$ 876		$ 575	$ (28)	$ 12		$ 1,353	$ (63)

	Quarter (13 weeks) Ended				Nine Months (39 weeks) Ended
(amounts in thousands)	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (384)	Other gain (loss), net	$ (91)	Other gain (loss), net	$ 32	Other gain (loss), net	$ (33)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 26, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $9.3 million. The fair values of the forward exchange contracts were reflected as a $28 thousand asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2010 to June 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 26, 2010, the fair value of these cash flow hedges were reflected as a $36 thousand asset and a $0.7 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $15.9 million (€12.3 million) and the unrealized gain recorded in other comprehensive income was $0.2 million (net of taxes of $5 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 26, 2010, a $0.7 million and $0.7 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized no hedge ineffectiveness during the three and nine months ended September 26, 2010.

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

Note 11. PROVISION FOR RESTRUCTURING

Restructuring expense for the three and nine months ended September 26, 2010 and September 27, 2009 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 724	$ —	$ 1,561	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	89	1	658	24
Other exit costs	362	—	591	—
2005 Restructuring Plan
Severance and other employee-related charges	—	152	—	1,188
Total	$ 1,175	$ 153	$ 2,810	$ 1,212

Restructuring accrual activity for the nine months ended September 26, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 9/26/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 2,155	$ (594)	$ (2,594)	$ —	$ (155)	$ 1,622
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,041	(383)	(1,162)	—	(63)	914
Other exit costs(1)	—	294	—	(117)	107	—	284
Total	$ 4,291	$ 3,490	$ (977)	$ (3,873)	$ 107	$ (218)	$ 2,820

     (1) During 2010, lease termination costs of $0.3 million were recorded due to the closing of a manufacturing facility which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first nine months of 2010. In September 2010, we announced the remaining phases of the plan which we expect to be substantially complete by the end of 2011.

As of September 26, 2010, the net charge to earnings of $1.6 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $4.4 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 107, of which 57 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the nine months ended September 26, 2010, there was a net charge to earnings of $1.2 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 418, of which 276 have been terminated. The anticipated total costs are expected to approximate $4.0 million to $5.0 million, of which $4.3 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through 2011.

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

Note 13. BUSINESS SEGMENTS

(amounts in thousands)
	Quarter (13 weeks) Ended				Nine Months (39 weeks) Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
Business segment net revenue:
Shrink Management Solutions	$ 147,314		$ 141,020		$ 420,580		$ 383,307
Apparel Labeling Solutions	39,014		35,192		127,422		98,095
Retail Merchandising Solutions	16,996		17,866		50,954		53,539
Total revenues	$ 203,324		$ 194,078		$ 598,956		$ 534,941
Business segment gross profit:
Shrink Management Solutions	$ 61,620		$ 63,027		$ 182,563		$ 166,241
Apparel Labeling Solutions	12,026		13,161		45,735		37,175
Retail Merchandising Solutions	8,233		8,486		24,896		25,479
Total gross profit	81,879		84,674		253,194		228,895
Operating expenses	68,817	(1)	71,237	(2)	220,395	(3)	207,047	(4)
Interest (expense) income, net	(862)		(1,459)		(2,517)		(3,723)
Other gain (loss), net	(88)		(523)		(1,284)		296
Earnings before income taxes	$ 12,112		$ 11,455		$ 28,998		$ 18,421

(1)	Includes a $1.2 million restructuring charge.
(2)	Includes a $0.2 million restructuring charge.
(3)	Includes a $2.8 million restructuring charge.
(4)
Includes a $1.3 million litigation settlement charge related to the settlement of a dispute with a consultant and the expected acquisition of a patent related to our Alpha business and a $1.2 million restructuring charge.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first nine months of 2010. In September 2010, we announced the remaining phases of the plan in which we anticipate the total plan to result in restructuring charges of approximately $20 million to $25 million, or $0.49 to $0.62 per diluted share. We expect implementation of this program to be substantially complete by the end of 2011 and to result in total cost savings of approximately $20 million to $25 million. We expect to realize approximately $15 million to $17 million of the total cost savings in 2011 and the remainder of the savings in 2012.

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of the second quarter of 2010, our financial statements reflected the final allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 26, 2010 Compared to Thirteen Weeks Ended September 27, 2009

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	September 26, 2010 (Fiscal 2010)	September 27, 2009 (Fiscal 2009)	Fiscal 2010 vs. Fiscal 2009

Net revenues
Shrink Management Solutions	72.5%	72.7%	4.5%%
Apparel Labeling Solutions	19.2	18.1	10.9
Retail Merchandising Solutions	8.3	9.2	(4.9)
Net revenues	100.0	100.0	4.8
Cost of revenues	59.7	56.4	11.0
Total gross profit	40.3	43.6	(3.3)
Selling, general, and administrative expenses	30.9	34.1	(5.2)
Research and development	2.4	2.5	(0.1)
Restructuring expense	0.6	0.1	N/A
Operating income	6.4	6.9	(2.8)
Interest income	0.4	0.2	101.0
Interest expense	0.8	1.0	(9.3)
Other gain (loss), net	—	(0.2)	(83.2)
Earnings before income taxes	6.0	5.9	5.7
Income taxes	2.5	4.5	N/A
Net earnings	3.5	1.4	N/A
Less: (loss) attributable to noncontrolling interests	—	—	N/A
Net earnings attributable to Checkpoint Systems, Inc.	3.5%	1.4%	N/A	%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter of 2010 compared to the third quarter of 2009 increased $9.2 million, or 4.8%, from $194.1 million to $203.3 million. Foreign currency translation had a negative impact on revenues of approximately $6.2 million, or 3.2%, in the third quarter of 2010 as compared to the third quarter of 2009.

(amounts in millions)
Quarter ended	September 26, 2010 (Fiscal 2010)	September 27, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 147.3	$ 141.0	$ 6.3	4.5%
Apparel Labeling Solutions	39.0	35.2	3.8	10.9
Retail Merchandising Solutions	17.0	17.9	(0.9)	(4.9)
Net Revenues	$ 203.3	$ 194.1	$ 9.2	4.8%

Shrink Management Solutions

Shrink Management Solutions revenues increased $6.3 million, or 4.5%, during the third quarter of 2010 compared to 2009. Foreign currency translation had a negative impact of approximately $3.5 million. The remaining revenue increase was due to growth in our Alpha business and CheckView® business of $14.0 million and $3.6 million, respectively. The increase was partially offset by decreases in our EAS consumables, EAS systems, Library, and Merchandise Visibility (RFID) business of $4.0 million, $3.2 million, $0.3 million and $0.3 million, respectively.

Our Alpha business revenues increased $14.0 million during the third quarter of 2010 as compared to the third quarter of 2009. The increase was due to increases in revenues in all regions, including $7.8 million in the U.S., $4.7 million in Europe, $0.9 million in Asia, and $0.6 million in International Americas. The increase in the U.S. was primarily due to an increase in volumes with several large chain customers. The increases in Europe and Asia were the result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during the third quarter of 2010. The increase in Europe was also due to new large chain customer orders in the U.K. in the third quarter of 2010, with no such comparable orders during 2009. The increase in International Americas was primarily due to a new large chain customer order in Mexico in the third quarter of 2010 with no such comparable orders during 2009.

CheckView® revenues increased $3.6 million during the third quarter of 2010 as compared to the third quarter of 2009. The increase was primarily due to increases in revenues of $2.8 million in the U.S. and $1.5 million in International Americas, which was partially offset a $0.7 million decrease in Asia. The growth in revenues in the U.S. was due to an increase in service revenues, installation revenues, and an overall increase in our Banking business. The increase in International Americas revenues was due to a new large chain roll-out in Canada during the third quarter of 2010 with no such comparable roll-out during 2009. The decrease in Asia was the result of fewer new store openings in Japan and Australia during the third quarter of 2010 compared to the third quarter of 2009. Although our quarter comparison has improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future, by current economic trends.

EAS consumables revenues decreased $4.0 million during the third quarter of 2010 as compared to the third quarter of 2009. The decrease was due primarily to a decline in revenues in the U.S.  The decrease in the U.S. was due to a decline in volumes to several large chain customers in our EAS label business and a decline in our hard tag at source program revenues. For the remainder of the year we anticipate difficult comparables in our EAS consumables business due to the conclusion of notable hard tag at source programs in Europe and the U.S. that were initiated in 2009.

EAS systems revenues decreased $3.2 million during the third quarter of 2010 as compared to the third quarter of 2009. The decrease was due primarily to declines in revenues of $2.4 million in Europe and $0.7 million in Asia. The decline in Europe was primarily due to a decrease in demand from several large customers in France, Spain, and Portugal, coupled with a large chain roll-out in Germany during the third quarter of 2009 without a comparable roll-out during 2010. The decline in Europe was partially offset by new large chain roll-outs in Italy and Belgium. The decline in Asia was primarily due to customer roll-outs in Japan and Australia in 2009 without comparable roll-outs in 2010.

Library revenues decreased $0.3 million during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to a decrease in revenues in the U.S. and Europe, which was the result of decreased volumes of RFID tags supplied through our distributor agreement with 3M.

Merchandise Visibility (RFID) revenues decreased $0.3 million during the third quarter of 2010 as compared to the third quarter of 2009. The decrease was due primarily to a decrease in revenues in the U.S. The decline in the U.S. was due to a decrease in professional services and related software revenues in 2010 as compared to 2009.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $3.8 million, or 10.9%, during the third quarter of 2010 as compared to the third quarter of 2009. Foreign currency translation had a negative impact of approximately $1.5 million. Included in the third quarter of 2010 were $4.6 million of non-comparable Brilliant revenues since our Brilliant business was acquired in August 2009. The remaining increase of $0.7 million was due primarily to an increase in Europe of $1.4 million as a result of higher demand from our apparel retailer customers, partially offset by a decrease in the U.S. of $0.7 million due to a large customer order in 2009 coupled with the delay of a large customer order until the fourth quarter of 2010.

Retail Merchandising Solutions

Retail Merchandising Solutions (“RMS”) revenues decreased $0.9 million, or 4.9%, during the third quarter of 2010 as compared to the third quarter of 2009. Foreign currency translation had a negative impact of approximately $1.2 million. The remaining increase of $0.3 million in our RMS business was due to an increase in revenues of hand-held labeling systems (“HLS”) of $0.5 million, partially offset by a decrease in revenues from retail display systems (“RDS”) of $0.2 million. HLS revenues increased due to an increase in sales to a large customer in Malaysia and due to a new customer order in Italy. RDS declined due to a general reduction of store remodel work in Europe as a result of the current economic environment. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the third quarter of 2010, gross profit decreased $2.8 million, or 3.3%, from $84.7 million to $81.9 million. The negative impact of foreign currency translation on gross profit was approximately $2.1 million. Gross profit, as a percentage of net revenues, decreased from 43.6% to 40.3%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 44.7% in the third quarter of 2009 to 41.8% in the third quarter of 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables, our Alpha business, and our CheckView® business, partially offset by higher margins in EAS systems. EAS consumables margins decreased due to an unfavorable product mix and increased inventory reserves. The decline in Alpha margins was attributable to a stronger than expected margin performance during the third quarter of 2009 due to a favorable product mix coupled with an increase in inventory reserves in the third quarter of 2010. Our CheckView® business margins decreased due to increased field service costs and decreased installation margins. EAS systems margins improved due to a decrease in product costs related to a favorable product mix and improved manufacturing variances, which were partially offset by an increase in field service costs. The increase in field service costs in 2010 was due primarily to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 30.8% in the third quarter of 2010, from 37.4% in the third quarter of 2009. Apparel Labeling Solutions margins decreased due primarily to changes in our product mix and increased manufacturing costs related to lower volumes and absorption in our Brilliant business.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 48.4% in the third quarter of 2010 from 47.5% in the third quarter of 2009. The increase in Retail Merchandising Solutions gross profit percentage was due to improved manufacturing variances during the third quarter of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $3.4 million, or 5.2%, during the third quarter of 2010 compared to the third quarter of 2009. Foreign currency translation decreased SG&A expenses by approximately $2.3 million. Included in SG&A expense was $1.4 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The remaining decline in SG&A expense of $2.5 million was primarily due to a year-to-date adjustment during the third quarter of 2010 to decrease performance incentive accruals partially offset by increased expenditures used to upgrade information technology and improve our production capabilities and due to the removal of our temporary global payroll reduction and furlough program which reduced costs during 2009.

Research and Development Expenses

Research and development (R&D) expenses were $4.9 million, or 2.4% of revenues, in the third quarter of 2010 and $4.9 million, or 2.5% of revenues in the third quarter of 2009.

Restructuring Expenses

Restructuring expenses were $1.2 million, or 0.6% of revenues in the third quarter of 2010 compared to $0.2 million or 0.1% of revenues in the third quarter of 2009.

Interest Income

Interest income for the third quarter of 2010 increased $0.4 million from the comparable quarter in 2009. The increase in interest income was due to higher cash balances during the third quarter of 2010 compared to the third quarter of 2009.

Interest Expense

Interest expense for the third quarter of 2010 decreased $0.2 million from the comparable quarter in 2009. The decrease in interest expense was the result of reduced interest rates due to the expiration of an interest rate swap during 2010.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.1 million in the third quarter of 2010 compared to a net loss of $0.5 million in the third quarter of 2009. The increase was primarily due to a $0.3 million foreign exchange loss during the third quarter of 2010 compared to a $0.6 million foreign exchange loss during the third quarter of 2009.

Income Taxes

The effective tax rate for the third quarter of 2010 was 41.9% as compared to 77.6% for the third quarter of 2009.  The effective tax rate for the third quarter of 2010 was impacted by a $4.3 million charge related to establishing a full valuation allowance against the U.S. State deferred tax assets, partially offset by a $4.1 million benefit for tax reserve releases. The third quarter of 2009 effective tax rate was impacted by a $3.6 million charge related to establishing full valuation allowances against net deferred tax assets in Italy and Japan.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $7.1 million, or $0.17 per diluted share, during the third quarter of 2010 compared to $2.6 million, or $0.07 per diluted share, during the third quarter of 2009. The weighted-average number of shares used in the diluted earnings per share computation were 40.5 million and 39.8 million for the third quarters of 2010 and 2009, respectively.

Thirty-Nine Weeks Ended September 26, 2010 Compared to Thirty-Nine Weeks Ended September 27, 2009

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Thirty-nine weeks ended	September 26, 2010 (Fiscal 2010)	September 27, 2009 (Fiscal 2009)	Fiscal 2010 vs. Fiscal 2009

Net revenues
Shrink Management Solutions	70.2%	71.7%	9.7%%
Apparel Labeling Solutions	21.3	18.3	29.9
Retail Merchandising Solutions	8.5	10.0	(4.8)
Net revenues	100.0	100.0	12.0
Cost of revenues	57.7	57.2	13.0
Total gross profit	42.3	42.8	10.6
Selling, general, and administrative expenses	33.9	35.5	6.9
Research and development	2.5	2.8	(0.2)
Restructuring expense	0.5	0.2	N/A
Litigation settlement	—	0.2	N/A
Operating income	5.4	4.1	50.1
Interest income	0.4	0.3	64.8
Interest expense	0.8	0.9	(6.7)
Other gain (loss), net	(0.1)	—	N/A
Earnings before income taxes	4.9	3.5	57.4
Income taxes	1.6	2.1	N/A
Net earnings	3.3	1.4	N/A
Less: (loss) attributable to noncontrolling interests	—	—	N/A
Net earnings attributable to Checkpoint Systems, Inc.	3.3%	1.4%	N/A	%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first nine months of 2010 compared to the first nine months of 2009 increased $64.1 million, or 12.0%, from $534.9 million to $599.0 million. Foreign currency translation had a positive impact on revenues of $42 thousand in the first nine months of 2010 as compared to the first nine months of 2009.

(amounts in millions)
Thirty-nine weeks ended	September 26, 2010 (Fiscal 2010)	September 27, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 420.6	$ 383.3	$ 37.3	9.7%
Apparel Labeling Solutions	127.4	98.1	29.3	29.9
Retail Merchandising Solutions	51.0	53.5	(2.5)	(4.8)
Net Revenues	$ 599.0	$ 534.9	$ 64.1	12.0%

Shrink Management Solutions

Shrink Management Solutions revenues increased $37.3 million, or 9.7%, during the first nine months of 2010 compared to 2009. Foreign currency translation had a positive impact of approximately $1.4 million. The remaining revenue increase was due to growth in our Alpha business, EAS consumables business, and CheckView®  business of $33.2 million, $17.6 million, and $6.5 million, respectively. The increase was partially offset by decreases in our EAS systems business, Merchandise Visibility (RFID) business, and Library revenues of $17.7 million, $2.0 million, and $1.7 million, respectively.

Our Alpha business revenues increased $33.2 million during the first nine months of 2010 as compared to the first nine months of 2009. The increase was due to increases in revenues in all regions, including $20.1 million in the U.S., $9.0 million in Europe, $2.9 million in Asia, and $1.2 million in International Americas. The increase in the U.S. was primarily due to an increase in volumes with several large chain customers. The increases in Europe and Asia were the result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during the third quarter of 2010. The increase in Europe was also due to new large customer orders in the U.K. during the first nine months of 2010 with no such comparable orders during 2009. The increase in International Americas was primarily due to new large customer orders in Mexico during the first nine months of 2010 with no such comparable orders during 2009.

EAS consumables revenues increased $17.6 million during the first nine months of 2010 as compared to the first nine months of 2009. The increase was due primarily to increases in revenues of $20.5 million in Europe and $1.0 million in International Americas, which was partially offset by a decrease of $4.6 million in the U.S. The increase in Europe was due primarily to revenues from our hard tag at source program. The increase in International Americas was primarily the result of an increase in volumes in Mexico due to new store openings. The decline in the U.S. was primarily due to a decrease in orders from several large customers and a decrease in revenues from our hard tag at source program.

CheckView® revenues increased $6.5 million during the first nine months of 2010 as compared to the first nine months of 2009. The increase was primarily due to increases in revenues of $4.7 million in the U.S. and $3.9 million in International Americas, which was partially offset by a $1.9 million decrease in Asia. The growth in revenues in the U.S. was due to an increase in service revenues and an overall increase in our Banking business. The increase in International Americas revenues was due to a new large chain roll-out in Canada during the first nine months of 2010 with no such comparable roll-out during the first nine months of 2009. The decrease in Asia was the result of fewer new store openings in Japan during the first nine months of 2010 compared to the first nine months of 2009. Although revenues have improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

EAS systems revenues decreased $17.7 million during the first nine months of 2010 as compared to the first nine months of 2009. The decrease was due primarily to declines in revenues of $11.3 million in Europe, $3.3 million in Asia, and $2.7 million in the U.S. The decline in Europe was primarily due to a decrease in demand from several large customers in France, Spain, and Portugal, coupled with a large customer roll-out in Germany during the first nine months of 2009 without a comparable roll-out during 2010. The decline in Europe was partially offset by new large chain roll-outs in Belgium and Italy and increased installations in the U.K related to upgrades in EAS systems technology at current customer locations. The decline in the U.S. was primarily due to fewer large chain store openings in 2010 compared to 2009. The decline in Asia was primarily due to customer roll-outs in Japan and Australia in 2009 without comparable roll-outs in 2010, which was partially offset by new customer roll-outs in Hong Kong in 2010. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers, all of which have been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™ and other faster payback products in our EAS consumables and Alpha businesses.

Merchandise Visibility (RFID) revenues decreased $2.0 million during the first nine months of 2010 as compared to the first nine months of 2009. The decrease was due primarily to decreases in revenues of $1.4 million in Europe and $0.5 million in the U.S. The decline in Europe was due to a roll-out of detachers in 2009 with no such comparable roll-out in 2010. The decline in the U.S. was due to a decrease in professional services and related software revenues in 2010 as compared to 2009.

Library revenues decreased $1.7 million during the first nine months of 2010 as compared to the first nine months of 2009 due to a decrease of $1.0 million in Europe and $0.7 million in the U.S., respectively. The decline in Europe and the U.S. was the result of decreased volumes of RFID tags supplied through our distributor agreement with 3M.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $29.3 million, or 29.9%, during the first nine months of 2010 as compared to the first nine months of 2009. Foreign currency translation had a negative impact of approximately $1.1 million. Included in the first nine months of 2010 were $21.8 million of non-comparable Brilliant revenues since our Brilliant business was acquired in August 2009. The remaining increase of $8.6 million was due primarily to increases in Europe and Asia as a result of higher demand from our apparel retailer customers and product mix.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $2.5 million, or 4.8%, during the first nine months of 2010 as compared to the first nine months of 2009. Foreign currency translation had a negative impact of approximately $0.2 million. The remaining decrease of $2.3 million in our RMS business was due to a decrease in our revenues from RDS of $2.0 million and a decrease in revenues of HLS of $0.3 million. RDS declined due to a general reduction of store remodel work in Europe as a result of the current economic environment. We anticipate RDS and HLS to continue to face difficult revenue trends in 2010 due to the impact of current economic conditions on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first nine months of 2010, gross profit increased $24.3 million, or 10.6%, from $228.9 million to $253.2 million. The positive impact of foreign currency translation on gross profit was approximately $0.2 million. Gross profit, as a percentage of net revenues, decreased from 42.8% to 42.3%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues was 43.4% in the first nine months of 2010 and the first nine months of 2009, respectively. The consistent gross margin percentage between periods was due primarily to higher margins in EAS consumables, partially offset by lower margins in our EAS systems and our CheckView® business. EAS consumables margins improved due to a favorable product mix and improved manufacturing margins related to higher volumes in 2010. EAS systems margins decreased primarily due to an increase in field service costs in 2010. The increase in field service costs in 2010 was due to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program. CheckView® margins decreased due to lower field service margins and increased warranty reserve expense. Alpha margins were consistent between periods due to favorable manufacturing variances related to higher volumes in 2010 and increased inventory reserves in 2009, which were offset by an increase in product costs in 2010 due to a change in product mix.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased from 37.9% in the first nine months of 2009 to 35.9% in the first nine months of 2010. Apparel Labeling Solutions margins decreased due primarily to changes in our product mix and due to non-comparable lower margins in our Brilliant business resulting from its acquisition in August 2009.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 48.9% in the first nine months of 2010 from 47.6% in the first nine months of 2009. The increase in Retail Merchandising Solutions gross profit percentage was due to lower inventory reserves and improved manufacturing variances during the first nine months of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $13.1 million, or 6.9%, during the first nine months of 2010 compared to the first nine months of 2009. Foreign currency translation decreased SG&A expenses by approximately $0.6 million. Included in SG&A expense was $5.4 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The remaining increase in SG&A expense of $8.3 million was due primarily to increased commissions and operations expense related to the increase in revenues over the prior year and increased expenditures used to upgrade information technology and improve our production capabilities. The increase in SG&A expense was also due to the impact of our temporary global payroll reduction and furlough program which reduced costs during 2009, partially offset by a year-to-date adjustment during the third quarter of 2010 to decrease performance incentive accruals.

Research and Development Expenses

Research and development (R&D) expenses were $14.8 million, or 2.5% of revenues, in the first nine months of 2010 and $14.8 million, or 2.8% of revenues in the first nine months of 2009.

Restructuring Expenses

Restructuring expenses were $2.8 million, or 0.5% of revenues in the first nine months of 2010 compared to $1.2 million or 0.2% of revenues in the first nine months of 2009.

Litigation Settlement

Litigation Settlement expense was $1.3 million during the first nine months of 2009, with no comparable charge during the first nine months of 2010. Included in litigation expense in 2009 was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Interest Income

Interest income for the first nine months of 2010 increased $0.9 million from the comparable nine months in 2009. The increase in interest income was due to higher cash balances during the first nine months of 2010 compared to the first nine months of 2009.

Interest Expense

Interest expense for the first nine months of 2010 decreased $0.3 million from the comparable nine months in 2009. The decrease in interest expense was primarily due to lower debt balances during the first nine months of 2010 compared to the first nine months of 2009 and reduced interest rates due to the expiration of an interest rate swap during the first quarter of 2010.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.3 million in the first nine months of 2010 compared to a net gain of $0.3 million in the first nine months of 2009. The decrease was primarily due to a $1.8 million foreign exchange loss during the first nine months of 2010 compared to a foreign exchange gain of $0.1 million during the first nine months of 2009.

Income Taxes

The effective tax rate for the first nine months of 2010 was 32.7% as compared to 60.7% for the first nine months of 2009. The effective tax rate for the first nine months of 2010 was impacted by a $5.1 million release of tax reserves, partially offset by a $4.3 million charge related to establishing a full valuation allowance against the U.S. State deferred tax assets. The effective tax rate for the first nine months of 2009 was impacted by a $3.6 million charge related to establishing full valuation allowances against net deferred tax assets in Italy and Japan.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $19.6 million, or $0.49 per diluted share, during the first nine months of 2010 compared to $7.6 million, or $0.19 per diluted share, during the first nine months of 2009. The weighted-average number of shares used in the diluted earnings per share computation were 40.4 million and 39.5 million for the first nine months of 2010 and 2009, respectively.

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

The ongoing financial and credit crisis has reduced credit availability and liquidity for many companies. We believe, however, that the strength of our core business, cash position, access to credit markets, and our ability to generate positive cash flow will sustain us through this challenging period. We are working to reduce our liquidity risk by accelerating efforts to improve working capital while reducing expenses in areas that will not adversely impact the future potential of our business. Additionally, we have increased our monitoring of counterparty risk. We evaluate the creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.

As of September 26, 2010, our cash and cash equivalents were $164.3 million compared to $162.1 million as of December 27, 2009. Cash and cash equivalents increased in 2010 primarily due to $29.4 million of cash provided by financing activities, partially offset by $16.2 million of cash used in investing activities and $8.0 million of cash used in operating activities. Cash provided by operating activities was $62.2 million less during the first nine months of 2010 compared to the first nine months of 2009. In 2010, our cash from operating activities was impacted negatively by increases in inventory and accounts receivable and a decrease in unearned revenues, which was partially offset by an increase in accounts payable. Inventory increased due to increased customer orders during the first nine months of 2010 compared to the first nine months of 2009. Accounts receivable increased due to increased sales during the first nine months of 2010 compared to the first nine months of 2009.  Unearned revenues decreased due to the fulfillment of customer orders during the first quarter of 2010 associated with our hard tag at source program.  Accounts payable increased due to increased purchases of inventory during the first nine months of 2010.  Cash used in investing activities was $19.5 million less during the first nine months of 2010 compared to the first nine months of 2009. This was primarily due to an $18.7 million payment for the acquisition of Brilliant and a $6.8 million Alpha contingent consideration payment that were made during the first nine months of 2009, which were partially offset by an increase in property, plant and equipment in 2010. Cash provided by financing activities was $69.3 million greater in the first nine months of 2010 compared to the first nine months of 2009.  The increase in cash provided by financing activities was primarily due to an increase in borrowings from the Senior Secured Credit Facility and Senior Secured Notes which were entered into during July 2010, partially offset by a $102.2 million payment to extinguish the Secured Credit Facility and a $7.2 million payment to extinguish our existing Japanese local line of credit during the first nine months of 2010. The increase in cash provided by financing activities was also due to a $23.0 million payment to retire the Senior Unsecured Multi-currency Credit Facility and an $8.5 million payment to extinguish our Japanese local line of credit during the first nine months of 2009.

Our percentage of total debt to total equity as of September 26, 2010, was 24.5% compared to 20.9% as of December 27, 2009. As of September 26, 2010, our working capital was $304.3 million compared to $241.8 million as of December 27, 2009.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in research and development amounted to $14.8 million during both the first nine months of 2010 and the first nine months of 2009. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. We anticipate spending approximately $6 million on research and development to support achievement of our strategic plan during the remainder of 2010.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2010, our contribution to these plans was $3.9 million. Our total funding expectation for 2010 is $4.6 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment and intangibles during the first nine months of 2010 totaled $16.4 million compared to $10.3 million during 2009.  During the first nine months of 2010, our acquisition of property, plant, and equipment included $7.3 million of capitalized internal-use software costs related to an ERP system implementation, compared to $2.1 million during the first nine months of 2009. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $9 million in 2010.

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

As of September 26, 2010, the Company has outstanding $4.9 million (HKD 37.8 million) against the term loan and $3.2 million (HKD 24.7 million) against the trade finance facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

During the first nine months of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down and $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit.

Revolving Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

The Senior Secured Credit Facility amended and restated the terms of our existing $125.0 million senior secured multi-currency revolving credit agreement (“Secured Credit Facility”). The amendments primarily reflect an extension of the terms of the Secured Credit Facility, reductions in the interest rates charged on the outstanding balances, and favorable changes with regard to the collateral provided under the Senior Secured Credit Facility.  Prior to entering into the Senior Secured Credit Facility, $102.2 million of the Secured Credit Facility was paid down during the third quarter of 2010.

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability.  The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of September 26, 2010, we did not elect to request the $50.0 million expansion option.

Borrowings under the Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either a spread ranging from 1.25% to 2.50% over the Base Rate (as described below), or a spread ranging from 2.25% to 3.50% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the Senior Secured Credit Facility. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. Swingline loans bear interest of (i) a spread ranging from 1.25% to 2.50% over the Base Rate with respect to swingline loans denominated in U.S. dollars, or (ii) a spread ranging from 2.25% to 3.50% over the LIBOR rate for one month U.S. dollar deposits, as of 11:00 a.m., London time. We pay an unused line fee ranging from 0.30% to 0.75% per annum based on the unused portion of the commitment under the Senior Secured Credit Facility.

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of September 26, 2010, we were in compliance with all covenants.

As of September 26, 2010, the Company incurred $1.7 million in fees and expenses in connection with the Senior Secured Credit Facility, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue.  The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of September 26, 2010, we did not issue additional fixed-rate senior secured notes.

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

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. As of September 26, 2010, we were in compliance with all covenants.

As of September 26, 2010, the Company incurred $0.2 million in fees and expenses in connection with the Senior Secured Notes, which are amortized over the term of the notes to interest expense on the consolidated statement of operations.

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. In August 2010, Checkpoint Manufacturing Japan Co., LTD. repurchased the remaining 74% of these shares from Mitsubishi in exchange for $0.8 million in cash.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs can be funded from cash and cash equivalents on hand, the availability of cash under the Senior Secured Credit Facility, Senior Secured Notes, and cash generated from future operations over the next twelve months.

Provisions for Restructuring

Restructuring expense for the three and nine months ended September 26, 2010 and September 27, 2009 was as follows:

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

SG&A Restructuring Plan
Severance and other employee-related charges	$ 724	$ —	$ 1,561	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	89	1	658	24
Other exit costs	362	—	591	—
2005 Restructuring Plan
Severance and other employee-related charges	—	152	—	1,188
Total	$ 1,175	$ 153	$ 2,810	$ 1,212

Restructuring accrual activity for the nine months ended September 26, 2010 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 9/26/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 2,155	$ (594)	$ (2,594)	$ —	$ (155)	$ 1,622
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,041	(383)	(1,162)	—	(63)	914
Other exit costs(1)	—	294	—	(117)	107	—	284
Total	$ 4,291	$ 3,490	$ (977)	$ (3,873)	$ 107	$ (218)	$ 2,820

    (1)  During 2010, lease termination costs of $0.3 million were recorded due to the closing of a manufacturing facility which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during the first nine months of 2010. In September 2010, we announced the remaining phases of the plan which we expect to be substantially complete by the end of 2011.

As of September 26, 2010, the net charge to earnings of $1.6 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $4.4 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 107, of which 57 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the phases of the plan that have been implemented are anticipated to be approximately $20 million to $25 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

For the nine months ended September 26, 2010, there was a net charge to earnings of $1.2 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 418, of which 276 have been terminated. The anticipated total costs are expected to approximate $4.0 million to $5.0 million, of which $4.3 million has been incurred. Termination benefits are planned to be paid one month to 24 months after termination. The remaining anticipated costs are expected to be incurred through 2011. Upon completion, the annual savings are anticipated to be approximately $6 million.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 27, 2009. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.1 million as of September 26, 2010, and $21.3 million as of December 27, 2009, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity  (“VIE”) with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a VIE and is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” which amends ASC 860 “Transfers and Servicing” by eliminating the concept of a qualifying special-purpose entity (QSPE); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The standard requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The standard is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 28, 2009, the first day of our 2010 fiscal year.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition.  Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010.

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

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on our consolidated results of operations and financial condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 26, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $9.3 million. The fair values of the forward exchange contracts were reflected as a $28 thousand asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2010 to June 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 26, 2010, the fair value of these cash flow hedges were reflected as a $36 thousand asset and a $0.7 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $15.9 million (€12.3 million) and the unrealized gain recorded in other comprehensive income was $0.2 million (net of taxes of $5 thousand), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 26, 2010, a $0.7 million and $0.7 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized no hedge ineffectiveness during the three and nine months ended September 26, 2010.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the Company's third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 3.1	Amended and Restated By-Laws, dated as of July 29, 2010, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2010.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

/s/ Raymond D. Andrews	November 2, 2010
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated By-Laws, dated as of July 29, 2010, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2010.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.