Form 10-K
period 2010-12-26
CHECKPOINT SYSTEMS INC
filed 2011-02-22
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010
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
Yes ☑     No ☐

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
Yes ☐     No ☑

As of June 27, 2010, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $701,322,942.

As of February 11, 2011, there were 39,876,721 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1. BUSINESS

Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven end-to-end loss prevention, merchandising and labeling solutions to the retail and apparel industry. We enable retailers and their suppliers to reduce shrink, improve shelf availability and leverage real-time data to achieve operational excellence. Our solutions are built upon 40 years of RF technology expertise, diverse shrink management offerings, a broad portfolio of apparel labeling solutions, RFID applications, innovative high-theft solutions and our Check-Net® web-based data management platform. We provide solutions to brand, track and secure goods for retailers, apparel manufacturers and consumer product manufacturers worldwide.

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

We are a leading provider of electronic article surveillance (EAS) systems and tags using radio frequency (RF) and electromagnetic (EM) technology, source tagging security solutions, secure merchandising solutions using RF and acoustic-magnetic (AM) technology. In addition, we manufacture and sell worldwide a complete line of apparel tags and labels. In Europe, we are a leading provider of retail display systems (RDS) and hand-held labeling systems (HLS). In the U.S., we are also a leading provider and installer of physical and electronic security solutions in the form of fire and intrusion alarms, digital video surveillance solutions and 24/7 alarm monitoring for the retail and financial services environments.

Our retail labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers in many markets and industries. Applications for apparel customers include tickets, tags and labels containing brand identification, variable data, pricing and promotional information, automatic identification (auto-ID), EAS for theft protection, and RFID for item tracking and inventory management. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 31 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

In November 2006, we acquired ADS Worldwide (ADS). Based in Hull, England, ADS is an established supplier of tags, labels and trim to apparel manufacturers, retailers and brands around the world. This acquisition, which gave us new technological and production capabilities, was in line with our strategy to enhance our product offerings and solutions to apparel customers and to create increased value for our stockholders.

In November 2007, we acquired the Alpha S3 business from Alpha Security Products, Inc. Based in Charlotte, North Carolina, the Alpha S3 business offers a comprehensive line of security solutions designed to protect high-theft merchandise on open display in retail environments. The Alpha S3 product portfolio complements our EAS source tagging program, and is in line with our strategy to provide retailers a comprehensive line of shrink management solutions.

In November 2007, we also acquired SIDEP, an established supplier of EAS systems operating in France and China, and Shanghai Asialco Electronics Co. Ltd. (Asialco), a China-based manufacturer of RF-EAS labels. With facilities in Shanghai, China, Asialco significantly increased our label manufacturing capacity in Asia. These businesses are helping us to meet growing regional demand.

In January 2008, we purchased the business of Security Corporation, Inc., a privately held company that provides technology and physical security solutions to the financial services sector.

In June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. has enhanced our strategy to help retailers and suppliers with our EVOLVE™ EAS platform to more easily migrate to EPC RFID, as our industry moves to a common EPC standard. In addition, as closed-loop apparel retailers and department stores increasingly see the value of using item-level RFID for tracking and managing inventory through the supply chain and in stores. Our complete end-to-end solution of RFID hardware and software, tags and labels, service and support, is uniquely available from one fully integrated source. With Checkpoint’s merchandise visibility solutions, retailers and their suppliers gain deeper visibility of assets and merchandise, enabling them to reduce out-of-stock products, reduce working capital requirements, and increase sales.

In August 2009, we acquired Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels. Brilliant Label, through its facilities in Hong Kong and China, adds significant capacity to Checkpoint’s world-class apparel labeling business. This acquisition enables us to meet greater demand for fabric and woven tags and labels and expands our global manufacturing footprint. Additionally, our apparel labeling business extends the use of paper, fabric and woven labels beyond carriers of branding, variable data and garment care information to the discreet integration of RF-EAS and RFID. These capabilities enable apparel retailers and vendors to brand, track and secure their products at the point of manufacture using a single solution.

In October 2010, we acquired a software programming and development business based in the Philippines from Napar Contracting and Allied Services, Inc.

Products and Offerings

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Fiscal year 2008 has been conformed to reflect the segment change. Shrink Management Solutions now includes results of our EAS labels and library business. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers, retailers and brand owners. This segment leverages our graphic and design expertise for apparel tags and labels, strategically located service bureaus, and our Check-Net® web-based data management platform. These services coupled with our EAS and RFID capabilities provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Segment. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 18 “Business Segments and Geographic Information” to the consolidated financial statements.

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line. During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha product line. This change results in all hard tags for in-store application being recorded in the same product line as the Alpha hard tags. Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting. The years ended 2009 and 2008 have been conformed to reflect the product line change within the SMS segment. We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis to reflect this change in classification to be consistent for all periods presented.

Each of these segments offer an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and its respective products and services are described below.

SHRINK MANAGEMENT SOLUTIONS

Our largest segment is providing shrink management and merchandise visibility solutions to retailers. Our diversified line of security products is designed to help retailers prevent inventory losses caused by impulse theft, organized retail theft, and employee theft, reduce selling costs through lower staff requirements, improve inventory management and boost sales by having the right goods available when customers are ready to buy. Our products facilitate the open display of merchandise, which allows retailers to maximize sales opportunities. We believe that we hold a significant share of worldwide EAS systems installations through the deployment of our own proprietary RF-EAS and EM-EAS technologies. EAS systems revenues accounted for 22%, 26%, and 32% of our 2010, 2009, and 2008 total revenues, respectively.

We offer a wide variety of EAS-RF and EAS-EM labels which provide security solutions matched to specific retail requirements. Under our source tagging program, labels and tags can be attached or embedded in products or packaging at the point of manufacture. In 2009, we introduced Hard Tag @ Source for apparel customers who prefer hard tags for garment security but wish to avoid the expense of in-store tag application. These tags are recycled back into distribution following quality assurance thus reducing waste and saving energy. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include EAS or RFID circuits. This integration is based on the critical objectives of supporting rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and of reducing labor costs by tagging and labeling products at the source. EAS consumables revenues represented 15%, 16% and 12% of our total revenues for 2010, 2009, and 2008, respectively.

Our Alpha solutions are focused exclusively on protecting high-risk merchandise. Alpha products enable retailers to safely display high-theft merchandise in an open environment, giving consumers easy access and convenient purchasing. For 2010, 2009, and 2008, the Alpha business represented 16%, 12%, and 12% of our revenues, respectively.

Our CheckView® business offers retailers and the financial services sector physical and electronic security solutions in the form of fire and intrusion alarms, digital video surveillance solutions and 24/7 alarm monitoring. For 2010, 2009, and 2008, the CheckView® business represented 16%, 14%, and 17% of our revenues, respectively.

No other product group in this segment accounted for as much as 10% of our revenues.

These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to retailers around the world. Shrink Management Solutions represented approximately 70%, 72%, and 75% of total revenues in 2010, 2009, and 2008, respectively.

Electronic Article Surveillance Systems

We have designed EAS systems to act as a deterrent to prevent merchandise theft in retail stores. Our offering includes a wide variety of RF-EAS and EM-EAS solutions to meet the varied requirements of retail store configurations for multiple market segments worldwide. Our EAS systems are primarily comprised of sensors and deactivation units, which respond to or act upon our tags and labels. Together, they are intended to reduce impulse theft, organized retail theft, and employee theft. In addition, our products enable retailers to openly display merchandise, including high-margin and high-cost items, giving consumers easier access to a broader range of products and more convenient purchasing.

In 2008, we introduced our technology-rich EVOLVE™ platform of antennas and deactivators, setting a new standard in retail loss prevention and customer tracking. EVOLVE™ represents the next generation, a flexible, upgradable platform delivering superior performance, including significant energy savings, with advanced data analytics and networking capabilities. EVOLVE™ is compatible with our CheckPro™ software suite and our complete line of EAS labels and tags as well as products of other suppliers.

Our business model relies upon customer commitments for security product installations to a large number of their stores over a period of several months (large chain-wide installations). EVOLVE™ allows existing customers to upgrade their security systems and should lead to increased installations in the future. Furthermore, its enhanced data analytics capabilities enable customers to maximize the return on their hardware investment and gain insight into shrink and operational issues through the use of actionable data.

Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing RF, signal strengths, and other factors.

Electronic Article Surveillance Consumables

We produce EAS-RF and EAS-EM labels that work in combination with our EAS systems to reduce merchandise theft in retail stores. Our diversified product line of discrete disposable labels are designed to enable retailers to protect a wide array of easily-pocketed, high shrink merchandise. While EAS labels can be applied in retail stores and distribution centers, an increasing percentage of our customers are taking advantage of our source tagging program. In source tagging programs, EAS labels and hard tags are configured to the merchandise and specific security requirements of the customer and applied at the point of manufacture. Our paper-thin EAS labels have characteristics that are easily integrated with high-speed automated application systems. We offer a new generation of enhanced performance (EP) labels that are smaller yet provide superior detection capability. This product line, which is easily attached to limited surfaces, offers protection to small items like cosmetics or CDs. In 2010, we launched EP CLEAR, which offers the same kind of protection without covering packaging and allows for scanning of bar codes through the label.

Alpha

We provide retailers with innovative and technically advanced products engineered to protect high-theft merchandise. Alpha products are uniquely designed to protect high-risk merchandise, offering retailers the highest levels of theft protection, aesthetically pleasing design, value and ease of use. Alpha pioneered the “open display” security philosophy by providing retailers a truly safe means to bring merchandise from behind locked cabinets and openly display it. The product line consists of Keepers™, Spider Wraps®, Bottle Security, Cable Loks®, hard tags for in-store application, and Showsafe™ displays. Showsafe™ is a line alarm system for protecting display merchandise. All Alpha products are available in AM, RF, or EM formats.

CheckView® — Video, Fire and Intrusion Systems

We provide complete physical and electronic store monitoring solutions, including fire alarms, intrusion alarms, digital video surveillance systems and 24/7 central station monitoring for retail environments. CheckView’s® exclusive focus on retail offers centralized project coordination supported by a large field management structure. Our product and application teams evaluate and support new technology development and our design department engineers each project. Our video surveillance solutions address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of closed circuit television products and services including fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance. In 2010, CheckView® introduced its revolutionary Interactive Public View monitor (IPV), the first of its kind designed with retail integration in mind and with the ability to connect to smart alert fixtures. This new imaging and display technology enables retailers to better leverage their video surveillance investment.

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

Merchandise Visibility (RFID)

We produce RFID tags and labels, leveraging our high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers business. During June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. builds on our strategy to help retailers and suppliers with our EVOLVE™ EAS platform to more easily migrate to EPC RFID, as our industry moves to a common EPC standard. In addition, as closed-loop apparel retailers and department stores increasingly see the value of using item-level RFID for tracking apparel through the supply chain and for managing inventory. Our complete end-to-end solution of RFID hardware and software, tags and labels, service and support, is uniquely available from one fully integrated source. With Checkpoint’s merchandise visibility offering, retailers and their suppliers gain deeper visibility of assets and merchandise - further reducing shrink and increasing bottom-line profits while enhancing the on-shelf availability of merchandise for consumers.

APPAREL LABELING SOLUTIONS

Apparel Labeling Solutions (ALS) is our second largest segment. We provide apparel retailers, brand owners, and manufacturers with a single source for all their apparel labeling requirements. ALS also includes our web-based data management service and network of 27 service bureaus strategically located in 21 countries close to where apparel is manufactured. Our data management service offers order entry, logistics, and data management capabilities. It facilitates on-demand printing of variable information onto apparel tags and labels. ALS also offers the integration of EAS-RF and RFID into apparel tags and labels.

Our service bureau network is one of the most extensive in the industry, and its ability to offer fully integrated apparel labeling places it among just a handful of suppliers who possess this capability.

ALS revenues represented 21%, 18%, and 15% of our total revenues for 2010, 2009, and 2008, respectively.

RETAIL MERCHANDISING SOLUTIONS

The Retail Merchandising Solutions segment includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our hand-held labeling systems serve a declining market. Retail Merchandising Solutions, which is focused on European and Asian markets, represents approximately 9% of our business, with no product group in this segment accounting for as much as 10% of our revenues.

Hand-held Labeling Systems

Our hand-held labeling systems (HLS) include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications continue to decline. Our HLS products possess a market-leading position in several European countries.

Retail Display Systems

Our retail display systems (RDS) include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself, where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics display, and customer queuing systems.

BUSINESS STRATEGY

Our business strategy focuses on providing end-to-end shrink management and merchandise visibility solutions and apparel labeling solutions to retailers, manufacturers, and distributors. These solutions help our retail and apparel customers identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in key hard goods markets (supermarkets, drug stores, mass merchandisers, and music and electronics retailers); to expand our market share in soft goods, specifically apparel, and maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base with large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers realize the benefits of RFID.

To achieve these objectives, we expect to continuously enhance and expand our technologies and products, and provide superior service to our customers. We intend to offer customers a wide variety of integrated shrink management solutions, apparel labeling, and retail merchandising solutions characterized by superior quality, ease-of-use, good value, with enhanced merchandising opportunities.

We continue to evaluate our sales, productivity, manufacturing, supply chain efficiency and overhead structure, and we will take action where specific opportunities exist to improve profitability.

Principal Markets and Marketing Strategy

Through our Shrink Management Solutions segment, we market EAS systems, including hardware, consumables and software, and other security solutions, namely Alpha and CheckView® products and services, primarily to worldwide retailers in the hard goods market and soft goods market. We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments.

Shoplifting and employee theft are major causes of retail shrinkage. Data collection systems highlight the problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage and increase profitability.

In addition, we offer integrated shrink management and merchandise visibility solutions, apparel labeling solutions, and retail merchandising solutions to manufacturers and retailers worldwide. This entails a broadened focus within the entire retail supply chain by providing branding, tracking, and shrink management solutions to retail stores, distribution centers, and consumer product and apparel manufacturers worldwide.

We are committed to helping retailers grow profitability by providing our customers with a wide variety of solutions. Our ongoing marketing strategy includes the following:

▪	communicate the synergies within Checkpoint’s product portfolio to demonstrate the collective value that our holistic, end-to-end product line offers;

▪
open new retail accounts, and expand existing ones, introducing new products that offer integrated, value-added solutions for labeling, security, and merchandising, thereby increasing account penetration;

▪	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

▪	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

▪	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

▪	assist retailers in understanding the benefits and implementation of the new EPC using RFID technology.

We market our products primarily:

▪	by providing total loss prevention, merchandise visibility and apparel labeling solutions to our customers;

▪	by communicating, messaging and highlighting Checkpoint’s unique position as a single source provider of integrated and complete solutions for retailers;

▪	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

▪	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

▪	through direct sales efforts, comprehensive public relations efforts, online marketing and targeted trade show participation;

▪	through superior service and support capabilities; and

▪	by emphasizing source tagging benefits.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

▪	increase installation of EAS equipment on a chain-wide basis with leading retailers around the world;

▪	offer integrated tag solutions, including custom tag conversion, that address the multiple but synergistic need for branding, tracking, and loss prevention;

▪	assist retailers in promoting source tagging with vendors;

▪	broaden penetration of existing accounts by promoting our in-house printing, global service bureau network, and labeling solution capabilities;

▪	support manufacturers and suppliers to speed implementation;

▪	expand RF tag technologies and products to accommodate the needs of the packaging industry; and

▪	develop compatibility with EPC/RFID technologies.

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Electronic Article Surveillance

We manufacture our EAS systems and consumables, including Alpha S3 products, in facilities located in Puerto Rico, Japan, China, the U.S., Germany, and the Dominican Republic. Our manufacturing strategy for EAS products is to rely primarily on in-house capability for core components and to outsource manufacturing to the extent economically beneficial. We manage the integration of our in-house capability and our outsourced manufacturing in a way that provides significant control over costs, quality, and responsiveness to market demand, which we believe results in a distinct competitive advantage.

We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in the Dominican Republic for the majority of our sensor product lines. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico, Japan, Germany, and China. For our Alpha S3 secured merchandising production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions for our disposable tags; and polymer resin for our Alpha S3 products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

CheckView® — Video, Fire and Intrusion Systems

We market video systems and services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.

Apparel Labeling Solutions and Retail Merchandising Solutions

We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the U.S., the U.K., China, and Malaysia. Local production facilities are also situated in Hong Kong, China, and Turkey. Our facilities in the Netherlands, the U.S., and the U.K. manufacture labels and tags for laser overprinting. With the acquisition of Brilliant in August 2009, we acquired fabric and woven labels manufacturing facilities in China. ALS has a network of 27 service bureaus located in 21 countries that supplies customers with customized apparel tags and labels to the location where the goods are manufactured. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

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

Electronic Article Surveillance

We sell our EAS systems, labels, and Alpha S3 products principally throughout North America, South America, Europe, and the Asia Pacific regions. In North America, we market our EAS products through our own sales personnel and independent representatives.

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end-user and through independent distributors. Our international sales operations are currently located in 14 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, India, Japan, Malaysia, China, Mexico, New Zealand, and Turkey.

CheckView® — Video, Fire and Intrusion Systems

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

BACKLOG

Our backlog of orders was approximately $48.0 million at December 26, 2010, compared to approximately $50.2 million at December 27, 2009. We anticipate that substantially all of the backlog at the end of 2010 will be delivered during 2011. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

COMPETITION

Electronic Article Surveillance

Currently, EAS systems and consumables are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its ADT Worldwide segment. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s 2010 revenues were approximately $17.0 billion, of which $7.4 billion was attributable to the ADT Worldwide segment.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc. in EAS systems and consumables, and All-Tag Security in EAS-RF labels, principally in the retail market. Within our international markets, mainly Europe, Nedap® is our most significant competitor. The largest competitors of the Alpha S3 secured merchandising product line include Universal Surveillance Systems, Protext International Corporation, Se-Kure Controls, Inc., and Century.

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

CheckView® — Video, Fire and Intrusion Systems

Our video, fire and intrusion products, which are sold domestically through our CheckView® Group, and video products sold internationally through our international sales subsidiaries, compete primarily with similar products offered by Tyco, Vector Security, Inc., and Stanley Security Solutions. We compete based on our superior design and project management services and believe that our offerings provide our retail and non-retail customers with distinctive system features.

Apparel Labeling Solutions

We sell our apparel labeling solutions, including a full complement of tags and labels, to apparel retailers, brand owners and apparel manufacturers. Major competitors for our label products are Avery Dennison Corporation, SML Group, and Fineline Technologies. Several competitive labeling service companies are also customers as they purchase EAS circuits from us to integrate into their label offerings.

Retail Merchandising Solutions

We face no single competitor in any international market across our entire retail merchandising solutions product range. HL Display AB is our largest competitor in retail display systems, primarily in Europe. In hand-held labeling solutions, we compete with Contact, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix.

OTHER MATTERS

Research and Development

We spent $20.5 million, $20.4 million, and $22.6 million, in research and development activities during 2010, 2009, and 2008, respectively. Our R&D emphasis is on continually broadening our product lines, reducing costs, and expanding the markets and applications for all products. We believe that our future growth is dependent, in part, on the products and technologies resulting from these efforts.

Another important source of new products and technologies has been the acquisition of companies and products. The August 2009 acquisition of Brilliant Label Manufacturing Ltd. has strengthened and expanded our core apparel labeling offering. Brilliant Label’s woven and printed label manufacturing capabilities move us closer to becoming a recognized global provider of apparel labeling solutions.

The 2008 acquisition of OATSystems, Inc. built on our strategy to help retailers and suppliers migrate more easily to EPC RFID using our EVOLVE™ EAS platform. As our industry moves to a common EPC standard, we are now able to offer solutions that give retailers and their supply chains clearer visibility of their assets and merchandise - further reducing shrink while increasing bottom-line profits by reducing out-of-stocks.

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

Employees

As of December 26, 2010, we had 5,814 employees, including seven executive officers, 122 employees engaged in research and development activities, and 607 employees engaged in sales and marketing activities. In the United States, 8 of our employees are represented by a union. In Europe, approximately 398 of our employees are represented by various unions or work councils.

Financial Information About Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 26, 2010, and long-lived assets as of December 26, 2010 and December 27, 2009, is provided in Note 18 of the Consolidated Financial Statements.

Available Information

Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (SEC). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

We have adopted a code of business conduct and ethics (the “Code of Ethics”) as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code of Ethics applies to all of our directors, officers, and employees. We have also adopted corporate governance guidelines (the “Governance Guidelines”) and a charter for each of our Audit Committee, Compensation Committee and Governance and Nominating Committee (collectively, the “Committee Charters”). We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of our directors or executive officers. The foregoing information will also be available in print upon request.

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Robert P. van der Merwe	58	4 years	Chairman since December 2008, President and Chief Executive Officer since December 2007
Raymond D. Andrews	57	6 years	Senior Vice President and Chief Financial Officer since December 2007
Per H. Levin	53	16 years	President, Merchandise Visibility since September 2010
Steven Davidson	53	3 years	President, Global Apparel Labeling Solutions since October 2008
John R. Van Zile	58	7 years	Senior Vice President, General Counsel and Secretary since June 2003
Farrokh Abadi	49	7 years	President, Shrink Management Solutions since September 2010
S. James Wrigley	57	1 year	Group President, Global Customer Management since March 2010

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

Mr. Levin was appointed President, Merchandise Visibility in September 2010. He was President, Shrink Management and Merchandise Visibility Solutions from March 2006 until September 2010. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, and Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

Mr. Davidson joined Checkpoint in 2008 as President, Global Apparel Labeling Solutions. Previously, he spent 16 years with the Braitrim Group, a company providing products and services to global apparel retailers and garment manufacturers. While with the Braitrim Group, Mr. Davidson made a significant contribution to building their $180 million business, including establishing Sales and Marketing and Manufacturing infrastructures throughout Asia. Following the acquisition of Braitrim by the Spotless Group in 2002, Mr. Davidson remained with the larger organization in the capacity of Managing Director, EMEA, for Spotless Retailer Services. Mr. Davidson’s previous experience includes Senior Management positions at TCI Marketing Consultancy, K Shoes Group in the U.K., and Unilever.

Mr. Van Zile has been Senior Vice President, General Counsel and Secretary since joining Checkpoint in June 2003. Prior to joining us, Mr. Van Zile served as Executive Vice President, General Counsel and Secretary of Exide Corporation from September 2000 until October 2002, and was Vice President and General Counsel from November 1996 until September 2000. Prior to Exide Corporation, Mr. Van Zile held positions of increasing legal responsibility at GM-Hughes Electronics Corporation and Coltec Industries.

Mr. Abadi was appointed President, Shrink Management Solutions in September 2010. He was Senior Vice President and Chief Innovation Officer from October 2008 until September 2010. Mr. Abadi retains responsibility for our procurement and systems supply chain. He also served as Senior Vice President, Worldwide Operations from April 2006 until October 2008 and Vice President and General Manager, Worldwide Research and Development from November 2004 until April 2006. Prior to joining Checkpoint, Mr. Abadi was Senior Vice President of Global Cross-Industry Practices at Atos Origin from February 2004 until November 2004. Mr. Abadi held various senior management positions with Schlumberger for over eighteen years.

Mr. Wrigley joined Checkpoint as Group President, Global Customer Management in March 2010. Prior to joining Checkpoint, Mr. Wrigley was Vice President, EMEA and South Asia, at Avery Dennison Corporation's Retail Information Services business from June 2007 to March 2010. Prior to Avery's acquisition of Paxar Corporation in 2007, Mr. Wrigley was Group President, Global Apparel Solutions from January 2007 until June 2007. Mr. Wrigley was President, Paxar EMEA from 1996 to 2006. Mr. Wrigley served as International Director of the Pepe Group from 1991 until 1996.

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

Our operations and results depend significantly on global market worldwide economic conditions, which have experienced deterioration in recent years. Although conditions have improved over the last year, the future economic factors may continue to be less favorable than in years past and may continue to result in diminished liquidity and tighter credit conditions, leading to decreased credit availability, as well as declines in economic growth and employment levels. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These conditions may increase the difficulty for us to accurately forecast and plan future business. Customer demand could be impacted by decreased spending by businesses and consumers alike, and competitive pricing pressures could increase. Additionally, the disruption in the credit markets may also adversely affect the availability of financing to support our strategy for future growth through acquisitions. We are unable to predict the length or severity of the current economic conditions. A continuation or further deterioration of these economic factors may have a material and adverse effect on the liquidity and financial condition of our customers and on our results of operations, financial condition, liquidity, including our ability to refinance maturing liabilities, and access the capital markets to meet liquidity needs.

We have significant foreign operations, which are subject to political, economic and other risks inherent in operating in foreign countries.

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 31 countries, and our international operations generate approximately 65% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

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

As we continue to explore the expansion of our global reach, an increasing focus of our business may be in emerging markets, including South America and Southwest Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.

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

Our business is heavily dependent on the retail marketplace. Changes in the economic environment including the liquidity and financial condition of our customers or reductions in retailer spending could adversely affect our revenues and results of operations. In a period of decreased consumer spending, retailers could respond by reducing their spending on new store openings and loss prevention budgets. This reduction could directly impact our SMS business, as a reduction in new store openings will lower demand for SMS EAS systems and consumables and CheckView® installations. Additionally, lower loss prevention budgets could reduce the amount retailers will be willing to spend to upgrade existing store technology. Label demand could also be impacted due to lower loss prevention budgets as retailers may reduce the percentage of items covered. In addition, our label volume increases as more items are sold through the retailer and lower demand decreases the volume related to the items tagged by the retailer. As retail sales volumes decline, label demand may also decline. A decrease in the demand for our products resulting from reduced spending by retailers due to fewer store openings, reduced loss prevention budgets and slower adoption of our new technology could have a material adverse effect on our revenues and results of operations.

Our business could be materially adversely affected as a result of slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion.

Our revenues are dependent on our ability to maintain and increase our system installation base. The SMS EAS system installation base leads to additional revenues, which we term as “recurring revenues,” through the sale of maintenance services and SMS EAS consumables, including sensor tags. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing, an approach known as source tagging.

The level of commitments for chain-wide installations may decline due to decreased consumer spending which results in reduced spending on loss prevention by our retail customers, our failure to develop new technology that entices the customer to maintain their commitment to our loss prevention products and services, and competing technologies. A reduction in the commitment for chain-wide installations may also impact our ability to expand utilization of our source tagging program. A reduction in commitments to chain-wide installations and utilization of our source tagging program could have an adverse effect on our revenues and results of operations.

The markets we serve are highly competitive and we may be unable to compete effectively if we are unable to provide and market innovative and cost-effective products at competitive prices.

We face competition around the world, including competition from other large, multinational companies and other regional companies. Some of these companies may have substantially greater financial and other resources than the Company. We face competition in several aspects of our business. In the SMS EAS systems and Alpha S3 businesses and SMS EAS consumables business, we compete primarily on the basis of integrated security solutions and diversified, sophisticated, and quality product lines targeted at meeting the loss prevention needs of our retail customers. In our CheckView® business, we compete primarily on the basis of efficient installation capability that is in place in North America. In the ALS business, we compete primarily on the capability to effectively and quickly deliver retail customer specified tags and labels to manufacturing sites in multiple countries. It is possible that our competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot offer or that will make our products less profitable. It is also possible that our competitors will offer incentive programs or will market and advertise their products in a way that will impact customers’ preferences, and we may not be able to compete effectively.

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

An inability to acquire, protect or maintain our intellectual property, including patents, could harm our ability to compete or grow.

Because our products involve complex technology and chemistry, we rely on protections of our intellectual property and proprietary information to maintain a competitive advantage. The expiration of these patents will reduce the barriers to entry into our existing lines of business and may result in loss of market share and a decrease in our competitive abilities, thus having a potential adverse effect on our financial condition, results of operations and cash flows. At this time we do not anticipate any significant impact from the expiration of patents over the next two to three years.

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

We have entered into a senior secured credit facility agreement and senior secured notes agreement that restrict certain activities, and failure to comply with these agreements may have an adverse effect on our financial condition, results of operations and cash flows.

We maintain a senior secured credit facility and senior secured notes that contain restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our senior secured credit facility and senior secured notes agreements contain other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the requirements of the senior secured credit facility and/or senior secured notes agreements, we may be in default, and we may not be able to obtain the necessary amendments to the respective agreements or waivers of an event of default. Upon an event of default, if the respective agreements are not amended or the event of default is not waived, the lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

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

Our ability to integrate acquisitions and to achieve our financial and operational goals for these acquired businesses could have an impact on future revenues and profits.

In August 2009, we acquired Brilliant, a Hong Kong and China-based manufacturer of woven and printed labels, which will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Upon full integration of the acquisition, Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business. Additionally, in January of 2011 we announced that we had entered into an agreement to acquire equity and/or assets of Shore to Shore, Inc., including the Adapt Group and related assets. Together, this acquisition represents a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, hang tags, price tickets, printed paper tags, pressure sensitive products, woven labels, leather and leather-like labels, heat transfer labels and brand protection and EAS solutions/labels which may or may not contain RFID tags, chips or inlays. The closing of this transaction is subject to the satisfaction of certain conditions.

Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, key business processes, controls, objectives, personnel, management practices, product lines, markets, customers, supply chain operations, and production facilities can be difficult to achieve and the results are uncertain, particularly across our internationally diverse organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Our ability to execute the integration plans could have an impact on future revenues and profits and may adversely affect our financial condition, results of operations or cash flows. There can be no assurance that these acquisitions or others will be successful and contribute to our profitability.

Any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our financial condition.

We actively pursue acquisitions, strategic relationships, joint ventures, collaborations and investments that we believe may allow us to complement our growth strategy, increase market share in our current markets or expand into adjacent markets, or broaden our technology and intellectual property. Such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks. Lack of control over the actions of our business partners in any strategic relationship, joint venture or collaboration, could significantly delay the introduction of planned products or otherwise make it difficult or impossible to realize the expected benefits of such relationship.

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

Our 2010 annual impairment test indicated no impairment of our goodwill or intangible assets. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. We also evaluate other assets on our balance sheet whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Materially different assumptions regarding the future performance of our businesses could result in significant asset impairment losses.

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

We are preparing to implement a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at One Commerce Square, 2005 Market Street, Suite 2410, Philadelphia, Pennsylvania. As of December 26, 2010, we owned or leased approximately 2.8 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in Bangladesh, China, the Dominican Republic, Germany, Hong Kong, India, Japan, Malaysia, the Netherlands, Puerto Rico, Turkey, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. Those objections are still pending before the Court. We intend to appeal any specified award of legal fees.

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

Market Price Per Share
	High	Low
Fiscal year ended December 26, 2010
First Quarter	$ 23.05	$ 14.98
Second Quarter	$ 23.92	$ 17.15
Third Quarter	$ 21.50	$ 16.07
Fourth Quarter	$ 22.42	$ 16.96
Fiscal year ended December 27, 2009
First Quarter	$ 11.00	$ 6.06
Second Quarter	$ 16.00	$ 8.50
Third Quarter	$ 18.10	$ 14.49
Fourth Quarter	$ 16.91	$ 13.32

Holders of Record

As of February 11, 2011, there were 602 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2010, 2009, or 2008.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 25, 2005 and ending on December 26, 2010, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

Year	Checkpoint Systems, Inc.	NYSE/AMEX/NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2005	100.00	100.00	100.00
2006	81.96	115.98	95.07
2007	105.44	122.02	110.97
2008	39.93	73.08	56.72
2009	61.88	94.33	91.13
2010	83.39	111.39	104.65

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
December 2010

Notes:

A.	Note: Data complete through last fiscal year.

B.	Note: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

C.	Note: Peer group indices use beginning of period market capitalization weighting.

D.
Note: Data and graph are calculated from CRSP Total Return Index for the NYSE/AMEX/NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP), Graduate School of Business, The University of Chicago.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(amounts in thousands, except per share data)
Year ended	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
STATEMENT OF OPERATIONS DATA
Net revenues	$ 834,498	$ 772,718	$ 917,082	$ 834,156	$ 687,775
Earnings (loss) from continuing operations before income taxes	$ 37,022	$ 35,985	$ (29,209)	$ 70,576	$ 41,975
Income taxes expense	$ 9,767	$ 10,290	$ 719	$ 12,174	$ 6,987
Earnings (loss) from continuing operations	$ 27,255	$ 25,695	$ (29,928)	$ 58,402	$ 34,988
Discontinued operations, net of tax	$ —	$ —	$ —	$ 359	$ 903
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$ 27,371(1)	$ 26,142(2)	$ (29,805)(3)	$ 58,768(4)	$ 35,922(5)
Earnings (loss) attributable to Checkpoint Systems, Inc. per share from continuing operations:
Basic	$ .69	$ .67	$ (.76)	$ 1.46	$ .89
Diluted	$ .68	$ .66	$ (.76)	$ 1.43	$ .87
Earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Basic	$ .69	$ .67	$ (.76)	$ 1.47	$ .91
Diluted	$ .68	$ .66	$ (.76)	$ 1.44	$ .89
Depreciation and amortization	$ 34,477	$ 32,325	$ 30,788	$ 21,059	$ 19,504

(1)
Includes a $8.2 million restructuring charge ($6.2 million, net of tax) and a valuation allowance adjustment of $4.3 million. Also included is a $1.7 million tax charge and a $0.8 million selling, general and administrative charge ($0.8 million, net of tax) related to adjustments to acquisition related liabilities pertaining to the period prior to the acquisition date.

(2)	Includes a $5.4 million restructuring charge ($4.0 million, net of tax), a $1.3 million litigation settlement charge ($0.8 million, net of tax), and a valuation allowance adjustment of $5.3 million.

(3)
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

(4)
Includes a $2.7 million ($2.0 million, net of tax) restructuring charge, a $4.4 million ($2.9 million, net of tax) charge related to the CEO transition, and a $2.6 million ($2.5 million, net of tax) gain from the sale of our Austrian subsidiary.

(5)
Includes a $7.0 million ($4.8 million, net of tax) restructuring charge, a $2.3 million ($1.5 million, net of tax) litigation settlement charge, and a $1.8 million ($1.1 million, net of tax) gain from the settlement of a capital lease. Also included in discontinued operations is a $2.8 million ($1.4 million, net of tax) gain on the divestment of our barcode business.

(amounts in thousands)	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
AT YEAR END
Working capital	$ 298,794	$ 241,809	$ 282,752	$ 297,056	$ 254,024
Total debt	$ 141,949	$ 116,872	$ 145,286	$ 95,512	$ 16,534
Total equity	$ 584,291	$ 558,554	$ 511,135	$ 595,202	$ 480,434
Total assets	$ 1,035,273	$ 1,024,233	$ 991,613	$ 1,036,941	$ 787,088
FOR THE YEAR ENDED
Capital expenditures	$ 23,712	$ 13,757	$ 15,217	$ 13,363	$ 11,520
Cash provided by operating activities	$ 10,904	$ 114,826	$ 77,206	$ 66,971	$ 22,386
Cash (used in) provided by investing activities	$ (23,185)	$ (38,645)	$ (54,704)	$ (106,151)	$ 7,963
Cash provided by (used in) financing activities	$ 28,891	$ (50,316)	$ (4,460)	$ 7,164	$ (6,945)
RATIOS
Return on net sales(a)	3.28%	3.38%	(3.25)%	7.05%	5.22%
Return on average equity(b)	4.79%	4.89%	(5.39)%	10.93%	8.13%
Return on average assets(c)	2.66%	2.59%	(2.94)%	6.44%	4.69%
Current ratio(d)	2.40	2.00	2.34	2.42	2.31
Percent of total debt to capital(e)	19.55%	17.30%	22.13%	13.83%	3.33%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(amounts in thousands, except employee data)	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
OTHER INFORMATION
Weighted average number of shares outstanding - diluted	40,445	39,552	39,408(1)	40,724	40,233
Number of employees	5,814	5,785	3,878	3,930	3,213
Backlog	$ 47,974	$ 50,186	$ 51,799	$ 73,462	$ 54,899

(1)	Excludes 518 common shares from stock options and awards and 22 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the consolidated operations and financial condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

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

Historically, we have reported our results of operations into three segments: Shrink Management Solutions, Intelligent Labels, and Retail Merchandising. During the first quarter of 2009, resulting from a change in our management structure, we began reporting our segments into three new segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Fiscal year 2008 has been conformed to reflect the segment change. The margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 18 “Business Segments and Geographic Information” to the Consolidated Financial Statements. Shrink Management Solutions now includes results of our EAS labels and library businesses. Apparel Labeling Solutions, formerly referred to as Check-Net®, includes tag and label solutions sold to apparel manufacturers and retailers, which leverage our graphic and design expertise, strategically located service bureaus, and our Check-Net® e-commerce capabilities. Our apparel labeling services, coupled with our EAS and RFID capabilities, provide a combination of apparel branding and identification with loss prevention and supply chain visibility. There were no changes to the Retail Merchandising Solutions segment.

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line.  During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha product line.  This change results in all hard tags for in-store application being recorded in the same product line as the Alpha hard tags.  Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting.  The years ended 2009 and 2008 have been conformed to reflect the product line change within the SMS segment.  We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis to reflect this change in classification to be consistent for all periods presented.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during fiscal year 2010. In September 2010, we announced the remaining phases of the plan in which we anticipate the total plan to result in restructuring charges of approximately $20 million to $25 million, or $0.49 to $0.61 per diluted share. We expect the implementation of this program to be substantially complete by the end of 2011 and to result in annual cost savings of approximately $20 million to $25 million. We expect to realize approximately $15 million to $17 million of annual cost savings in 2011.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. As of December 26, 2010 the implementation of this program is substantially complete with total restructuring charges incurred of approximately $4.2 million, or $0.10 per diluted share. We expect to realize approximately $6 million of annual cost savings related to this program in 2011.

In July 2009, we entered into an agreement to purchase the business of Brilliant Label, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of the second quarter of 2010, our financial statements reflected the final allocations of the Brilliant Label purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition has allowed us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Brilliant Label’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business.

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

Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed or determinable, and collection is probable. Revenue from software contracts for both licenses and professional services that require significant production, modification, customization, or implementation are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term.

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

We believe the following judgments and estimates have a significant effect on our consolidated financial statements:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.2 million to our reserve.

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

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived assets. These risks are discussed in Item 1A. “Risk Factors.”

As of the date of our fiscal 2009 impairment test, the fair values of all of our reporting units exceeded their respective carrying values by more than 20%, with the exception of one reporting unit in our Retail Merchandising segment. The fair value of this reporting unit exceeded its respective carrying value by approximately 10%. A 10% decline in operating results for this reporting unit or a 2% increase in our discount rate as of the date of our fiscal 2009 impairment test, could have resulted in a future impairment.

As of the date of our fiscal 2010 impairment test, however, the fair values for the reporting units in all of our segments exceeded their respective carrying values by more than 34%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. For more information, see Notes 1 and 5 of the Consolidated Financial Statements.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audit issues. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If payment of these amounts ultimately proves to be greater or less than the recorded amounts, the change of the liabilities would result in tax expense or benefit being recognized in that period. We’ve evaluated our uncertain tax positions and believe that our reserve for uncertain tax positions, including related interest and penalty, is adequate.

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

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.2 million effect on stock compensation expense. As of December 26, 2010, there was $1.7 million and $2.7 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively. (See Note 8 of the Consolidated Financial Statements for further discussion on share-based compensation.)

Liquidity and Capital Resources

Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service our debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

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

As of December 26, 2010, our cash and cash equivalents were $173.8 million compared to $162.1 million as of December 27, 2009. Cash and cash equivalents increased in 2010 primarily due to $28.9 million of cash provided by financing activities and $10.9 million of cash provided by operating activities, partially offset by $23.2 million of cash used in investing activities. Cash provided by operating activities was $103.9 million less in 2010 compared to 2009. In 2010, our cash from operating activities was impacted negatively by increases in inventory and accounts receivable and a decrease in unearned revenues, which was partially offset by an increase in accounts payable. Inventory and accounts payable increased due to an increase in stock in anticipation of orders in the first quarter of 2011. Accounts receivable increased primarily due to the timing of collections and a decrease in the allowance for doubtful accounts through an improvement in the aging of receivables resulting from enhanced collection efforts. Unearned revenues decreased due to the fulfillment of customer orders during the first quarter of 2010 associated with our hard tag at source program. Accounts payable increased due to increased purchases of inventory during the year.

Cash used in investing activities was $15.5 million less in 2010 compared to 2009. This was primarily due to payments of $18.7 million for the acquisition of Brilliant and $6.8 million for Alpha contingent consideration in 2009, which were partially offset by an increase in property, plant and equipment in 2010. Cash provided by financing activities was $79.2 million greater in 2010 compared to the 2009. The increase in cash provided by financing activities was primarily due to an increase in borrowings from the Senior Secured Credit Facility and Senior Secured Notes (see Note 7 of the Consolidated Financial Statements) which were entered into during July 2010, partially offset by a $102.2 million payment to extinguish the Secured Credit Facility and a $7.2 million payment to extinguish our existing Japanese local line of credit during the third quarter of 2010. The increase in cash provided by financing activities was also due to a $23.0 million payment to retire the Senior Unsecured Multi-currency Credit Facility, a $23.0 million payment to reduce the Secured Credit Facility, $15.5 million in payments to reduce the debt acquired in the Brilliant acquisition, and an $8.5 million payment to extinguish our Japanese local line of credit in 2009.

Our percentage of total debt to total equity as of December 26, 2010, was 24.3% compared to 20.9% as of December 27, 2009. As of December 26, 2010, our working capital was $298.8 million compared to $241.8 million as of December 27, 2009.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2010, our investment in research and development amounted to $20.5 million, as compared to $20.4 million in 2009. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2011, we anticipate spending of approximately $20 million on research and development to support achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2010, our contribution to these plans was $5.1 million. Our funding expectation for 2011 is $4.7 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

Acquisition of property, plant, and equipment and intangibles during 2010 totaled $23.7 million compared to $13.8 million during 2009. During 2010, our acquisition of property, plant, and equipment and intangibles included $10.3 million of capitalized internal-use software costs related to an ERP system implementation, compared to $2.8 million during 2009. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $36 million in 2011.

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

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $8.2 million (HKD 63.7 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of December 26, 2010 is $11.6 million (HKD 90.0 million). Payments associated with the Hong Kong banking facility are included in the cash used in financing activities section of our consolidated statement of cash flows.

As of December 26, 2010, the Company has outstanding $4.6 million (HKD 35.7 million) against the term loan, $2.6 million (HKD 20.0 million) against the trade finance facility, and $0.4 million (HKD 3.0 million) against the revolving loan facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In September 2010, $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying consolidated balance sheets.  In November 2010, we entered into a new Japanese local line of credit for $1.8 million (¥150 million). As of December 26, 2010, the Japanese local line of credit is $1.8 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

During fiscal 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 26, 2010 the factoring arrangements had a balance of $1.7 million (€1.3 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.3 million (€1.0 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of December 26, 2010, the interest rate was 4.03%. As of December 26, 2010, our short-term full-recourse factoring arrangement equaled $10.5 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The full-recourse factoring arrangement was renewed in December 2010 for a twelve month period.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of December 26, 2010, we did not elect to request the $50.0 million expansion option.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of December 26, 2010, we were in compliance with all covenants.

As of December 26, 2010, the Company incurred $1.7 million in fees and expenses in connection with the Senior Secured Credit Facility, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the consolidated statement of operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 26, 2010, we had not issued additional fixed-rate senior secured notes.

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

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. As of December 26, 2010, we were in compliance with all covenants.

As of December 26, 2010, the Company incurred $0.2 million in fees and expenses in connection with the Senior Secured Notes, which are amortized over the term of the notes to interest expense on the consolidated statement of operations.

In October 2010, we acquired a software programming and development business based in the Philippines from Napar Contracting and Allied Services, Inc. for $0.5 million. The transaction was paid in cash. Based on the terms of the transaction, 60% of the purchase price was due upon signing the agreement and the remaining 40% is due on January 1, 2011. The $0.2 million due on January 1, 2011 is included in other current liabilities in the accompanying Consolidated Balance Sheets.

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

On November 1, 2007, Checkpoint Systems, Inc. and one of its direct subsidiaries and Alpha Security Products, Inc. and one of its direct subsidiaries (collectively, “the Seller”) entered into an Asset Purchase Agreement and a Dutch Assets Sale and Transfer Agreement (collectively, the “Agreements”) under which we purchased all of the assets of Alpha’s S3 business for approximately $142 million, subject to a post-closing working capital adjustment, plus additional performance-based contingent payments up to a maximum of $8 million plus interest thereon. The purchase price was funded by $67 million of cash and $75 million of borrowings under our senior unsecured credit facility. Subject to the Agreements, contingent payments were earned if the revenue derived from the S3 business exceeded $70 million during the period from December 31, 2007, until December 28, 2008. In the event that the revenue derived from the S3 business exceeded $83 million during such period, the Seller was entitled to a maximum payment of $8 million. During the fourth fiscal quarter ended December 28, 2008, revenues for the S3 business exceeded the minimum contingency payment thresholds. An accrual of $6.8 million was recognized at December 28, 2008 for the contingent payment, with a corresponding increase to goodwill recorded on the acquisition. The payment of $6.8 million was made during the first quarter of 2009, and is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows.

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

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $36.0 million as of December 26, 2010. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 26, 2010 are summarized below:

Contractual Obligation (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt (1)	$ 138,616	$ 4,819	$ 9,552	$ 98,515	$ 25,730
Capital leases (2)	2,418	1,671	697	50	—
Operating leases	35,978	15,379	16,447	4,093	59
Pension obligations (3)	48,510	4,359	9,076	9,593	25,482
Acquisition obligation (4)	200	200	—	—	—
Inventory purchase commitments (5)	6,439	6,403	36	—	—
Total contractual cash obligations	$ 232,161	$ 32,831	$ 35,808	$ 112,251	$ 51,271

Commercial Commitments (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$ 1,434	$ 1,434	$ —	$ —	$ —
Surety bonds	1,899	1,679	220	—	—
Total commercial commitments	$ 3,333	$ 3,113	$ 220	$ —	$ —

(1)	Includes Senior Secured Credit Facility, Senior Secured Notes, long-term full-recourse factoring liabilities, and related interest payments through maturity of $19,189.

(2)	Includes interest payments through maturity of $105.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2010 and include benefits attributable to estimated future employee service of current employees.

(4)	The acquisition obligation represents $0.2 million of deferred payments related to the acquisition of a software programming and development business based in the Philippines.

(5)	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $16.4 million as of December 26, 2010, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2010, 2009, and 2008 was $5.2 million, $5.7 million, and $5.7 million, respectively. Included in pension expense in 2008 is a pension settlement of $37 thousand.

We review our pension assumptions annually. Our assumptions for the year ended December 26, 2010, were a discount rate of 5.77%, an expected return of 4.00% and an expected rate of increase in future compensation of 2.52%. In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 26, 2010, and December 27, 2009, the weighted average discount rate was 5.27% and 5.77%, respectively. We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

As of December 31, 2006, we recognized previously unrecognized losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary component of the unrecognized losses are actuarial losses, a transition obligation, and prior period service costs. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 12 years. The impact of recognizing the actuarial gains on 2010, 2009, and 2008 pension expense are $0.1 million, $0.1 million, and $0.1 million, respectively. The total projected amortization for these gains in 2011 is approximately $0.2 million.

Exposure to Foreign Currency

We manufacture products in the U.S., the Caribbean, Europe, and the Asia Pacific regions for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 26, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $11.7 million. The fair values of the forward exchange contracts were reflected as a $27 thousand asset and $20 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2011 to December 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 26, 2010, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $33.3 million (€24.8 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $0.2 million), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the year ended December 26, 2010, a $1.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. We recognized a $9 thousand loss during the year ended December 26, 2010 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40.0 million. The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior secured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes are recorded in other comprehensive income. The interest rate swap matured on February 18, 2010.

Provision for Restructuring

Restructuring expense for the periods ended December 26, 2010, December 27, 2009, and December 28, 2008 were as follows:

(amounts in thousands)
	December 26, 2010	December 27, 2009	December 28, 2008
SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,993	$ 2,828	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	641	1,481	699
Consulting fees	—	—	838
Other exit costs	577	—	—
2005 Restructuring Plan
Severance and other employee-related charges	—	1,149	4,563
Lease termination costs	—	(57)	—
Acquisition integration costs	—	—	519
2003 Restructuring Plan
Severance and other employee-related charges	—	—	(253)
Lease termination costs	—	—	76
Total	$ 8,211	$ 5,401	$ 6,442

Restructuring accrual activity for the periods ended December 26, 2010, and December 27, 2009, were as follows:

(amounts in thousands)
Fiscal 2010	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/26/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 7,732	$ (739)	$ (3,005)	$ —	$ (138)	$ 6,660
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,203	(562)	(1,339)	—	(64)	719
Other exit costs(1)	—	577	—	(541)	107	—	143
Total	$ 4,291	$ 9,512	$ (1,301)	$ (4,885)	$ 107	$ (202)	$ 7,522

(1)
During 2010, lease termination and other exit costs of $0.6 million were recorded due to the closing of a manufacturing facility, which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility.

(amounts in thousands)
Fiscal 2009	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/27/2009
SG&A Restructuring Plan
Severance and other employee-related charges	$ —	$ 2,828	$ —	$ (103)	$ —	$ 85	$ 2,810
Manufacturing Restructuring Plan
Severance and other employee-related charges	652	1,614	(133)	(676)	—	24	1,481
Total	$ 652	$ 4,442	$ (133)	$ (779)	$ —	$ 109	$ 4,291

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during 2010. The remaining phases of the plan are expected to be substantially complete by the end of 2011.

As of December 26, 2010, the net charge to earnings of $7.0 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $9.8 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 198, of which 79 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the phases of the SG&A Restructuring Plan that have been implemented are anticipated to be approximately $20 million to $25 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 26, 2010, there was a net charge to earnings of $1.2 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 418, of which 371 have been terminated. As of December 26, 2010 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination. Annual savings in connection with the Manufacturing Restructuring Plan are anticipated to be approximately $6 million.

2005 Restructuring Plan

During 2009, a net charge of $1.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs, partially offset by the release of a lease termination liability.

2003 Restructuring Plan

During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2010 and 2009, annual assessments did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

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

During the first quarter of fiscal 2009, we completed the second step of our fiscal 2008 annual analysis and test for impairment of goodwill and it was determined that no further adjustment to the estimated impairment recorded at December 28, 2008 was needed.

Asset Impairments

In 2008, asset impairment expense was $4.5 million, or 0.5% of revenues. There were no asset impairment charges in 2010 and 2009.

During our 2008 goodwill and indefinite-lived intangibles annual impairment test, we determined that the indefinite-lived trade mark intangible in our Shrink Management Solutions segment was impaired. As a result we recorded an impairment charge of $0.4 million in the fourth quarter of 2008. This charge was recorded in asset impairments on the consolidated statement of operations.

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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the consolidated statement of operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 26, 2010 (Fiscal 2010)	December 27, 2009 (Fiscal 2009)	December 28, 2008 (Fiscal 2008)	Fiscal 2010 vs. Fiscal 2009	Fiscal 2009 vs. Fiscal 2008
Net revenues:
Shrink Management Solutions	70.7%	71.7%	74.9%	6.5%	(19.4)%
Apparel Labeling Solutions	20.7	18.4	14.8	21.9	4.8
Retail Merchandising Solutions	8.6	9.9	10.3	(6.6)	(18.3)
Net revenues	100.0	100.0	100.0	8.0	(15.7)
Cost of revenues	58.5	57.1	58.8	10.5	(18.1)
Total gross profit	41.5	42.9	41.2	4.6	(12.4)
Selling, general, and administrative expenses	33.0	34.0	32.4	4.8	(11.5)
Research and development	2.4	2.6	2.5	0.8	(10.0)
Restructuring expenses	1.0	0.7	0.7	52.0	(16.2)
Asset impairment	—	—	0.5	N/A	N/A
Goodwill impairment	—	—	6.5	N/A	N/A
Litigation settlement	—	0.2	0.6	N/A	(78.9)
Other operating income	—	—	0.1	N/A	N/A
Operating income (loss)	5.1	5.4	(1.9)	2.6	(342.1)
Interest income	0.4	0.3	0.3	58.2	(25.9)
Interest expense	0.8	1.0	0.6	(11.9)	28.1
Other gain (loss), net	(0.3)	—	(0.9)	N/A	N/A
Earnings (loss) before income taxes	4.4	4.7	(3.1)	2.9	(223.2)
Income taxes expense	1.1	1.3	0.1	(5.1)	N/A
Net earnings (loss)	3.3	3.4	(3.2)	6.1	(185.9)
Less: (loss) attributable to noncontrolling interests.	—	—	—	N/A	N/A
Net earnings (loss) attributable to Checkpoint Systems, Inc.	3.3%	3.4%	(3.2)%	4.7%	(187.7)%

N/A - Comparative percentages are not meaningful.

Fiscal 2010 compared to Fiscal 2009

Net Revenues

During 2010, revenues increased by $61.8 million, or 8.0%, from $772.7 million to $834.5 million. Foreign currency translation had a negative impact on revenues of $4.3 million for the full year of 2010.

(amounts in millions)
Year ended	December 26, 2010 (Fiscal 2010)	December 27, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
Net Revenues:
Shrink Management Solutions	$ 589.6	$ 553.7	$ 35.9	6.5%
Apparel Labeling Solutions	172.9	141.9	31.0	21.9
Retail Merchandising Solutions	72.0	77.1	(5.1)	(6.6)
Net Revenues	$ 834.5	$ 772.7	$ 61.8	8.0%

Shrink Management Solutions

Shrink Management Solutions revenues increased $35.9 million, or 6.5%, in 2010 compared to 2009. Foreign currency translation had a negative impact of approximately $0.8 million. The increase in our SMS business was due to organic growth in our Alpha business, CheckView® business, and EAS consumables business, of $42.5 million, $16.4 million, and $4.9 million, respectively. These increases were partially offset by decreases in our EAS systems business, Merchandise Visibility (RFID) business, and Library business revenues of $20.6 million, $4.8 million, and $1.7 million, respectively.

Our Alpha business revenues increased $42.5 million in 2010 as compared to 2009. The increase was due to increases in revenues in all regions as a result of a general increase in demand for Alpha products as market conditions for high theft prevention products improved during 2010, and is expected to continue in 2011.

CheckView® revenues increased $16.4 million in 2010 as compared to 2009. The increase was due to improvements in installations and on-going services with existing customers, primarily in the U.S. Although revenues have improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

EAS consumables revenues increased $4.9 million in 2010 as compared to 2009. The increase was primarily due to revenues from our hard tag at source program in Europe. This was partially offset by a decrease in revenue in our North American hard tag at source program as it transitioned from high volumes associated with of initial roll-out to lower program maintenance level volumes.

EAS systems revenues decreased $20.6 million in 2010 as compared to 2009. The decrease was primarily due to declines in revenues primarily in Europe. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers, all of which have been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™ and other faster payback products in our EAS consumables and Alpha businesses.

Merchandise Visibility (RFID) revenues decreased $4.8 million in 2010 as compared to 2009. The decrease was due to decreases in revenues primarily in Europe. This decrease was due to a substantial roll-out with RFID enabled technology in 2009, which did not occur in 2010.

Library revenues decreased $1.7 million in 2010 as compared to the 2009. The decline was due to reduced distributor revenues.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $31.0 million, or 21.9%, in 2010 as compared to 2009. Foreign currency translation had a negative impact of approximately $2.2 million. Included in 2010 were $21.9 million of non-comparable Brilliant Label revenues since our Brilliant Label business was acquired in August 2009. The remaining increase of $11.3 million was primarily due to increases in Europe and Asia as a result of higher demand from our apparel retailer customers and changes in product mix.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $5.1 million, or 6.6%, in 2010 as compared to 2009. Foreign currency translation had a negative impact of approximately $1.2 million. The remaining decrease of $3.9 million in our Retail Merchandising Solutions business was due to a decrease in our revenues from Retail Display Solutions (RDS) of $3.5 million and a decrease in revenues from Hand-held Labeling Soutions (HLS) of $0.4 million. RDS declined due to a general reduction of store remodel work in Europe. We anticipate RDS and HLS to continue to face difficult revenue trends in 2011 due to the impact of pricing pressures on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During 2010, gross profit increased $15.3 million, or 4.6%, from $331.3 million to $346.6 million. The negative impact of foreign currency translation on gross profit was approximately $1.1 million. Gross profit, as a percentage of net revenues, decreased from 42.9% to 41.5%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenue decreased to 42.4% in 2010, from 43.7% in 2009. The decrease in the gross profit percentage of Shrink Management Solutions was primarily due to margin decreases in our CheckView®, EAS Consumables, EAS Systems, and Alpha businesses. Our CheckView® business margins decreased due to increased field service costs and declines in installation and monitoring margins. The decline in EAS Consumables margin was due to higher product costs, changes in product mix and pricing pressures in certain markets. EAS Systems margins decreased primarily due to an increase in field service costs as a percentage of revenues in 2010. The increase in field service costs in 2010 was due primarily to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program and decreased EAS Systems revenues to absorb field service costs. Alpha margins declined slightly due to an unfavorable product mix and an increase in warranty reserve that was offset by favorable manufacturing variances related to the higher volumes in 2010.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 35.7% in 2010 from 37.0% in 2009. Apparel Labeling Solutions margins decreased primarily due to changes in our product mix and due to non-comparable lower margins in our Brilliant Label business resulting from its acquisition in August 2009.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 48.5% in 2010 from 47.5% in 2009. This increase in Retail Merchandising Solutions gross profit percentage was primarily due to improved margins in our HLS business resulting from improved manufacturing efficiencies. The increase in HLS margin was partially offset by a decrease in RDS. The decrease in RDS was due primarily to increased product and freight costs in 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $12.6 million, or 4.8%, in 2010 compared to 2009. Foreign currency translation decreased SG&A expenses by approximately $2.3 million. Included in SG&A expense was $5.4 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The increase in SG&A expense was also due to the adjustment of an acquisition related liability of $0.8 million pertaining to the period prior to the acquisition date. The remaining increase in SG&A expense of $8.7 million was primarily due to increased sales and marketing expense related to the increase in revenues over the prior year and increased expenditures used to upgrade information technology and improve our production capabilities. The increase in SG&A expense was also due to the impact of our temporary global payroll reduction and furlough program, which reduced costs during 2009. These reductions in SG&A were partially offset by an adjustment to reduce performance incentive accruals in 2010, without a comparable reduction in 2009.

Research and Development Expenses

Research and development (R&D) expenses were $20.5 million, or 2.4% of revenues, in 2010 and $20.4 million, or 2.6% of revenues in 2009.

Restructuring Expenses

Restructuring expenses were $8.2 million, or 1.0% of revenues in 2010 compared to $5.4 million or 0.7% of revenues in 2009. The current and the prior year expenses are detailed in the “Provision for Restructuring” section.

Litigation Settlement

Litigation settlement expense was $1.3 million in 2009, with no comparable charge in 2010. Included in litigation expense in 2009 was $0.9 million of expense related to the settlement of a dispute with a consultant and $0.4 million related to the acquisition of a patent related to our Alpha business. We purchased the patent for $1.7 million related to our Alpha business. A portion of this purchase price was attributable to use prior to the date of acquisition and as a result we recorded $0.4 million in litigation expense and $1.3 million in intangibles.

Interest Income and Interest Expense

Interest income in 2010 increased $1.1 million from the comparable period in 2009. The increase in interest income was due to higher cash balances and increased interest income recognized for sales-type leases during 2010 compared to 2009.

Interest expense for 2010 decreased $0.9 million from the comparable period in 2009. The decrease in interest expense was primarily due to reduced interest rates related to the expiration of an interest rate swap during the first quarter of 2010.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $2.2 million in 2010 compared to a net loss of $0.2 million in 2009. The increase of $2.0 million was primarily due to losses on foreign currency. The primary drivers of the increase in foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and the Japanese Yen.

Income Taxes

The effective rate of tax at December 26, 2010 was 26.4%. At December 27, 2009, the effective tax rate was 28.6%. The 2010 tax rate was impacted by a $7.9 million release of tax reserves, partially offset by charges of $5.1 million related to establishing a full valuation allowance against the U.S. State deferred tax assets and provision to return adjustments of $4.0 million and $1.1 million, respectively. The 2010 effective tax rate was also impacted by a $1.7 million adjustment of an acquisition related liability pertaining to the period prior to the acquisition date.

The 2009 tax rate includes a benefit of $0.1 million in tax reserves and a net increase to the valuation allowance of $7.6 million. The main components of the valuation allowance change were a charge of $1.1 million in connection with our Italy operations and a charge of $4.6 million related to operations in Japan. The valuation allowance was also impacted by a charge of $2.0 million in connection with state net operating losses, of which $0.3 million was related to activity in 2009. The remainder of the valuation allowance movement relates to benefits from the current year utilization of deferred tax assets that a valuation was recorded against in prior periods. A benefit of $0.1 million was recorded related to tax audits settled in the current year.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $27.4 million, or $0.68 per diluted share, for 2010 compared to $26.1 million, or $0.66 per diluted share, for 2009. The weighted-average number of shares used in the diluted earnings per share computation was 40.4 million and 39.6 million for 2010 and 2009, respectively.

Fiscal 2009 compared to Fiscal 2008

Net Revenues

During 2009, revenues decreased by $144.4 million, or 15.7%, from $917.1 million to $772.7 million. Foreign currency translation had a negative impact on revenues of $28.4 million for the full year of 2009.

(amounts in millions)
Year ended	December 27, 2009 (Fiscal 2009)	December 28, 2008 (Fiscal 2008)	Dollar Amount Change Fiscal 2009 vs. Fiscal 2008	Percentage Change Fiscal 2009 vs. Fiscal 2008
Net Revenues:
Shrink Management Solutions	$ 553.7	$ 687.4	$ (133.7)	(19.4)%
Apparel Labeling Solutions	141.9	135.3	6.6	4.8
Retail Merchandising Solutions	77.1	94.4	(17.3)	(18.3)
Net Revenues	$ 772.7	$ 917.1	$ (144.4)	(15.7)%

Shrink Management Solutions

Shrink Management Solutions revenues decreased by $133.7 million, or 19.4%, in 2009 compared to 2008. Foreign currency translation had a negative impact of approximately $17.9 million. The remaining revenue decrease was due primarily to declines in EAS systems, CheckView®, and Alpha businesses of $81.5 million, $41.2 million, and $13.4 million, respectively. These declines were partially offset by a $16.7 million increase in our EAS consumables business and a $3.6 million increase in our RFID business.

EAS systems revenues decreased $81.5 million in 2009 as compared to 2008. The decrease was due primarily to declines in revenues of $46.9 million in Europe, $21.4 million in the U.S., and $12.1 million in Asia. The decline in Europe was due primarily to 2008 large chain-wide roll-outs in Spain, France, Italy and Belgium without comparable roll-outs in 2009 coupled with a general overall decline in revenues due to the weak economic conditions in Europe. The decline in Europe was partially offset by an increase in Germany due primarily to a new large roll-out in 2009. The decline in the U.S. was due primarily to large installations in 2008 without comparable roll-outs during 2009. The decline in Asia was due primarily to weak economic conditions in Japan and Hong Kong coupled with large chain-wide installations in Australia and New Zealand during 2008 without comparable roll-outs in 2009. The decrease in Asia was partially offset by a large chain-wide roll-out in China. Our EAS systems business is dependent upon new store openings and the liquidity and financial condition of our customers which has been impacted by current economic trends. Our plan is to partially mitigate this issue by selling new solutions to existing customers and increasing our market share through innovative products such as Evolve™.

CheckView® revenues decreased $41.2 million in 2009 as compared to 2008. The CheckView® business declined primarily due to decreases in the U.S. and Asia of $35.3 million and $5.9 million, respectively. The U.S. revenues associated with our 2008 banking acquisitions benefited by $1.0 million due to a full year of revenues in 2009 with only a partial year in 2008. The decline in our U.S. retail business was $28.9 million, due primarily to an overall decline in capital expenditures as a result of the current weak economic conditions in the U.S. Our banking business, excluding the non-comparable acquisition, declined $7.4 million due primarily to decreased customer spending as a result of the current economic condition in the financial services sector. We anticipate our U.S. CheckView® business will continue to experience difficulties in 2010 as constraints on capital spending by our customers and the slowing of new store openings will likely continue as a result of the current economic conditions. The decline in Asia was due primarily to large orders in Japan in 2008 without comparable installations in 2009.

Our Alpha business declined by $13.4 million during 2009 as compared to 2008. The decrease was due primarily to declines in revenues of $11.3 million in Europe and $2.3 million in the U.S., which was partially offset by a $0.9 million increase in Asia. The decrease in Europe was primarily due to a decrease in volumes due to the current weak economic condition in Europe. The decrease in the U.S. was primarily due to a decrease in volumes with several large customers due to the current weak economic conditions in the U.S. The increase in Asia was primarily due to an increase in Australia due to sales to several new large customers during 2009.

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

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased to 43.7% in 2009, from 41.4% in 2008. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables, EAS systems, and CheckView®, partially offset by lower margins in our Alpha business. EAS consumables margins improved due primarily to lower royalties due to the expiration of our EAS licensing obligation in December 2008. EAS consumables also improved due to the favorable product mix. EAS systems margins improved due to product mix resulting from fewer chain-wide rollouts in 2009, improved manufacturing margins, and lower royalties due to the expiration of our EAS licensing obligation in December 2008. CheckView® margins improved due to better project management during 2009 and cost control. Alpha margins decreased in 2009 due to manufacturing variances related to lower volumes in 2009.

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

Other Matters

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010. Additionally, the adoption of this standard’s Level 3 reconciliation disclosures did not have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASU 2010-20). ASU 2010-20 requires further disaggregated disclosures that improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures under this standard were effective for us for the fiscal year ending December 26, 2010. The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

In April 2010, FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

In December 2010, FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 26, 2010, all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $27 thousand asset position and $20 thousand liability position as of December 26, 2010, and a $0.1 million asset position and $0.2 million liability position as of December 27, 2009. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 26, 2010, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $0.5 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.5 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. There are presently no significant restrictions on the remittance of funds generated by our operations outside the U.S. At December 26, 2010, unremitted earnings of subsidiaries outside the United States were deemed to be permanently reinvested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2010, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, PA
February 22, 2011

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)
	December 26, 2010	December 27, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 173,802	$ 162,097
Restricted cash	140	645
Accounts receivable, net of allowance of $10,472 and $14,524	178,636	173,057
Inventories	106,974	89,247
Other current assets	32,655	33,068
Deferred income taxes	20,622	24,576
Total Current Assets	512,829	482,690
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,340	2,016
PROPERTY, PLANT, AND EQUIPMENT, net	121,258	117,598
GOODWILL	231,325	244,062
OTHER INTANGIBLES, net	90,823	104,733
DEFERRED INCOME TAXES	52,506	46,389
OTHER ASSETS	24,192	26,745
TOTAL ASSETS	$ 1,035,273	$ 1,024,233

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 22,225	$ 25,772
Accounts payable	63,366	61,700
Accrued compensation and related taxes	29,308	36,050
Other accrued expenses	47,646	45,791
Income taxes	4,395	11,427
Unearned revenues	12,196	23,458
Restructuring reserve	7,522	4,697
Accrued pensions — current	4,358	4,613
Other current liabilities	23,019	27,373
Total Current Liabilities	214,035	240,881
LONG-TERM DEBT, LESS CURRENT MATURITIES	119,724	91,100
ACCRUED PENSIONS	75,396	77,621
OTHER LONG-TERM LIABILITIES	30,502	43,772
DEFERRED INCOME TAXES	11,325	12,305
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,843,095 and 43,078,498	4,384	4,307
Additional capital	407,383	390,379
Retained earnings	233,322	205,951
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	10,722	28,603
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	584,291	557,720
NONCONTROLLING INTERESTS	—	834
TOTAL EQUITY	584,291	558,554
TOTAL LIABILITIES AND EQUITY	$ 1,035,273	$ 1,024,233

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)
Year ended	December 26, 2010	December 27, 2009	December 28, 2008

Net revenues	$ 834,498	$ 772,718	$ 917,082
Cost of revenues	487,850	441,434	538,983
Gross profit	346,648	331,284	378,099
Selling, general, and administrative expenses	275,282	262,649	296,935
Research and development	20,507	20,354	22,607
Restructuring expenses	8,211	5,401	6,442
Litigation settlement	—	1,300	6,167
Asset impairment	—	—	4,510
Goodwill impairment	—	—	59,583
Other operating income	—	—	968
Operating income (loss)	42,648	41,580	(17,177)
Interest income	3,118	1,971	2,660
Interest expense	6,507	7,386	5,768
Other gain (loss), net	(2,237)	(180)	(8,924)
Earnings (loss) before income taxes	37,022	35,985	(29,209)
Income taxes expense	9,767	10,290	719
Net earnings (loss)	27,255	25,695	(29,928)
Less: (loss) attributable to noncontrolling interests	(116)	(447)	(123)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$ 27,371	$ 26,142	$ (29,805)

Net earnings (loss) attributable to Checkpoint Systems, Inc. per Common Shares:

Basic Earnings (Loss) Per Share	$ .69	$ .67	$ (.76)

Diluted Earnings (Loss) Per Share	$ .68	$ .66	$ (.76)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 30, 2007	41,837	$ 4,183	$ 360,684	$ 209,614	2,036	$ (20,621)	$ 40,365	$ 977	$ 595,202
Net (loss)				(29,805)				(123)	(29,928)
Exercise of stock-based compensation and awards released	911	91	8,914						9,005
Tax benefit on stock-based compensation			2,121						2,121
Stock-based compensation expense			7,096						7,096
Deferred compensation plan			2,683						2,683
Repurchase of common stock					2,000	(50,899)			(50,899)
Amortization of pension plan actuarial losses, net of tax							72		72
Change in realized and unrealized gains on derivative hedges, net of tax							880		880
Unrealized gain adjustment on marketable securities, net of tax							(16)		(16)
Recognized loss on pension, net of tax							(169)		(169)
Foreign currency translation adjustment							(24,982)	70	(24,912)
Balance, December 28, 2008	42,748	$ 4,274	$ 381,498	$ 179,809	4,036	$ (71,520)	$ 16,150	$ 924	$ 511,135
Net earnings				26,142				(447)	25,695
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment							11,617	357	11,974
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				27,371				(116)	27,255
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit on stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of noncontrolling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized gains on derivative hedges, net of tax							679		679
Recognized loss on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment							(15,258)	37	(15,221)
Balance, December 26, 2010	43,843	$ 4,384	$ 407,383	$ 233,322	4,036	$ (71,520)	$ 10,722	$ —	$ 584,291

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)
Year ended	December 26, 2010	December 27, 2009	December 28, 2008
Net earnings (loss)	$ 27,255	$ 25,695	$ (29,928)
Amortization of pension plan actuarial losses, net of tax	103	84	72
Change in realized and unrealized gains (losses) on derivative hedges, net of tax	679	(1,182)	880
Unrealized (loss) adjustment on marketable securities, net of tax	—	—	(16)
Recognized (loss) gain on pension, net of tax	(3,405)	1,934	(169)
Foreign currency translation adjustment	(15,221)	11,974	(24,912)
Comprehensive income (loss)	$ 9,411	$ 38,505	$ (54,073)
Less: comprehensive (loss) attributable to noncontrolling interests	(834)	(90)	(53)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$ 10,245	$ 38,595	$ (54,020)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 26, 2010	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net earnings (loss)	$ 27,255	$ 25,695	$ (29,928)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,477	32,325	30,788
Deferred taxes	(2,227)	(7,109)	(13,716)
Stock-based compensation	8,751	7,135	7,096
Excess tax benefit on stock compensation	(1,662)	(12)	(2,229)
Provision for losses on accounts receivable	123	(117)	5,810
Gain on sale of subsidiaries	—	—	(968)
Loss on disposal of fixed assets	133	314	276
Goodwill impairment	—	—	59,583
Asset impairment	—	—	4,510
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(9,467)	27,308	(215)
Inventories	(20,707)	17,078	5,469
Other current assets	51	8,993	3,920
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	2,491	(6,348)	(12,278)
Income taxes	(5,253)	3,584	5,951
Unearned revenues	(9,750)	11,654	(3,208)
Restructuring reserve	3,044	459	546
Other current and accrued liabilities	(16,355)	(6,133)	15,799
Net cash provided by operating activities	10,904	114,826	77,206

Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(23,712)	(13,757)	(15,217)
Acquisitions of businesses, net of cash acquired	(300)	(25,535)	(39,629)
Change in restricted cash	504	516	—
Other investing activities	323	131	142
Net cash (used in) investing activities	(23,185)	(38,645)	(54,704)

Cash flows from financing activities:
Proceeds from stock issuances	6,022	845	9,005
Excess tax benefit on stock compensation	1,662	12	2,229
Proceeds of short-term debt	7,621	11,215	3,582
Payment of short-term debt	(12,344)	(12,941)	(3,596)
Proceeds of long-term debt	141,747	93,793	105,898
Payment of long-term debt	(114,458)	(144,650)	(65,813)
Net change in factoring and bank overdrafts	1,413	5,380	—
Debt issuance costs	(1,991)	(3,970)	—
Payment of notes payable	—	—	(4,866)
Purchase of treasury stock	—	—	(50,899)
Repurchase of noncontrolling interests	(781)	—	—
Net cash provided by (used in) financing activities	28,891	(50,316)	(4,460)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(4,905)	4,010	(4,091)
Net increase in cash and cash equivalents	11,705	29,875	13,951
Cash and cash equivalents:
Beginning of year	162,097	132,222	118,271
End of year	$ 173,802	$ 162,097	$ 132,222

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

Out of Period Adjustments

During the third quarter of 2010, we recorded additional income tax expense of $0.7 million related to provision-to-return adjustments resulting from the misapplication of tax law to the foreign tax credit calculation associated with the payment of a dividend from one of our wholly owned subsidiaries to the Company. This adjustment related to the fourth quarter of 2009 and was not material to the financial results for prior interim or annual periods or to the third quarter or full year of fiscal 2010. As a result, we did not restate our previously issued financial statements.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2010, 2009, and 2008, are for the 52 weeks ended December 26, 2010, December 27, 2009, and December 28, 2008, respectively.

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

We have classified noncontrolling interests as equity on our consolidated balance sheets as of December 26, 2010 and December 27, 2009 and presented net income attributable to noncontrolling interests separately on our consolidated statements of operations for the years ended December 26, 2010, December 27, 2009, and December 28, 2008. No changes in the ownership interests of Checkpoint Japan occurred during the years ended December 27, 2009 and December 28, 2008, respectively.

Stock Repurchase Program

During the first half of 2008, we executed our previously approved stock repurchase program in which we are authorized to purchase up to two million shares of the Company’s common stock. In total, we repurchased two million shares of our common stock at an average cost of $25.42, spending a total of $50.9 million. Prior to 2008, no shares were repurchased under this plan. As of December 26, 2010, no shares remain available for purchase under the current program. Common stock obtained by the Company through the repurchase program has been added to our treasury stock holdings.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate or required in our financial statements. Refer to Note 20 “Subsequent Events”.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of December 26, 2010, the unused portion of a grant from the Chinese government of $0.1 million (RMB 0.9 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of December 26, 2010 and December 27, 2009 were $13.1 million and $2.8 million, respectively. As of December 26, 2010, $0.4 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $12.7 million and $2.8 million as of December 26, 2010 and December 27, 2009, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

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

The fair value of our reporting units is dependent upon our estimate of future discounted cash flows and other factors. Our estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our common stock over a 30-day period before each assessment date. We use this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium to our market capitalization. To estimate the control premium, we considered our unique competitive advantages that would likely provide synergies to a market participant. In addition, we considered external market factors which we believe contributed to the decline and volatility in our stock price that did not reflect our underlying fair value. Refer to Note 5 of the Consolidated Financial Statements.

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

If it is determined that an impairment, based on expected future cash flows, exists, then the loss is recognized on the Consolidated Statements of Operations. The amount of the impairment is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value represents expected future cash flows from the use of the assets, discounted at the rate used to evaluate potential investments. Refer to Note 5 of the Consolidated Financial Statements.

Other Assets

Included in other assets are $15.6 million and $18.2 million of net long-term customer-based receivables at December 26, 2010 and December 27, 2009, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 26, 2010 and December 27, 2009 were $3.9 million and $3.2 million, respectively. The financing cost amortization expense was $1.2 million, $1.0 million, and $0.2 million, for 2010, 2009, and 2008, respectively.

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

Revenues from software license agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed or determinable, and collection is probable. Revenue from software contracts for both licenses and professional services that require significant production, modification, customization, or implementation are recognized together using the percentage of completion method based upon the ratio of labor incurred to total estimated labor to complete each contract. In instances where there is a term license combined with services, revenue is recognized ratably over the term.

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $12.4 million and $10.0 million as of December 26, 2010 and December 27, 2009, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)	December 26, 2010	December 27, 2009
Balance at beginning of year	$ 6,116	$ 8,403
Accruals for warranties issued	5,940	3,708
Settlements made	(5,735)	(6,163)
Foreign currency translation adjustment	(151)	168
Balance at end of period	$ 6,170	$ 6,116

Royalty Expense

Royalty expenses related to security products approximated $0.1 million, $0.2 million, and $3.7 million, in 2010, 2009, and 2008, respectively. These expenses are included as part of cost of revenues. Our payment obligation to Arthur D. Little, Inc. terminated on December 31, 2008.

Research and Development Costs

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products and processes. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended, December 26, 2010	Year Ended, December 27, 2009	Year Ended, December 28, 2008
Weighted-average fair value of grants	$ 7.51	$ 3.59	$ 8.04
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.4829	.4474	.3883
Expected life (in years)	4.93	4.86	4.84
Risk-free interest rate	1.845%	1.700%	2.450%

See Note 8 of the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

See Note 14 of the Consolidated Financial Statements for further information.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. Any required enhancements to disclosures have been included in our financial statements beginning with the first quarter ended March 28, 2010. Additionally, the adoption of this standard’s Level 3 reconciliation disclosures did not have a material impact on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" (ASU 2010-20). ASU 2010-20 requires further disaggregated disclosures that improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures under this standard were effective for us for the fiscal year ending December 26, 2010.  The adoption of this standard did not have a material effect on our consolidated results of operations and financial condition. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

In April 2010, FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

In December 2010, FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)” (ASU 2010-28).  Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. We do not expect the adoption of the standard to have a material impact on our consolidated results of operations and financial condition.

Note 2. ACQUISITIONS

Acquisitions in Fiscal 2010

In October, 2010 the Company entered into a Services and Purchase Agreement with Napar Contracting and Allied Services, Inc. (“Napar”) a Philippines based job contracting & outsourcing company with expertise in web development, software development, software quality assurance and such other similar services for $0.5 million. The transaction was paid in cash. Based on the terms of the transaction, 60% of the purchase price was due upon signing the agreement and the remaining 40% is due on January 1, 2011. The $0.2 million due on January 1, 2011 is included in other current liabilities in the accompanying Consolidated Balance Sheets.

At December 26, 2010, the financial statements reflect the final allocation of the Napar purchase price. This allocation resulted in acquired goodwill of $467 thousand, which is not tax deductible. Equipment included in this acquisition totaled $33 thousand, and is included in property, plant, & equipment, net in the accompanying Consolidated Balance Sheets.  The results from the acquisition date through December 26, 2010 are included in the Apparel Labeling Solutions segment and were not material to the consolidated financial statements.

Pro forma results of operations have not been presented individually or in the aggregate for this acquisition because the effects of the acquisition were not material to our consolidated financial statements.

Acquisitions in Fiscal 2009

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.3 million, $0.6 million, and $0.7 million for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, respectively.

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

Pro forma results of operations have not been presented individually or in the aggregate for this acquisition because the effects of the acquisition were not material to our Consolidated Financial Statements.

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

Note 3. INVENTORIES

Inventories consist of the following:
(amounts in thousands)	December 26, 2010	December 27, 2009
Raw materials	$ 21,976	$ 16,274
Work-in-process	5,416	5,721
Finished goods	79,582	67,252
Total	$ 106,974	$ 89,247

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:
(amounts in thousands)	December 26, 2010	December 27, 2009
Revenue equipment on operating lease
Equipment rented to customers	$ 7,389	$ 20,659
Accumulated depreciation	(5,049)	(18,643)
Total revenue equipment on operating lease	$ 2,340	$ 2,016

Property, plant, and equipment
Land	$ 10,416	$ 9,803
Buildings	69,145	67,642
Machinery and equipment	168,253	163,386
Leasehold improvements	17,754	16,170
Construction in progress	15,222	4,532
	280,790	261,533
Accumulated depreciation	(159,532)	(143,935)
Total property, plant, and equipment	$ 121,258	$ 117,598

Property, plant, and equipment under capital lease had gross values of $2.1 million and $3.0 million and accumulated depreciation of $1.5 million and $1.0 million, as of December 26, 2010 and December 27, 2009, respectively.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $21.2 million, $18.9 million, and $18.1 million, for 2010, 2009, and 2008, respectively.

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of December 26, 2010 and December 27, 2009 were $13.1 million and $2.8 million, respectively.  As of December 26, 2010, $0.4 million was recorded in machinery and equipment related to supporting software packages that were placed in service.  The remaining costs of $12.7 million and $2.8 million as of December 26, 2010 and December 27, 2009, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

In 2008, we recorded a $1.5 million fixed asset impairment. The charge consisted of $1.1 million related to the write down of a building in France and $0.4 million related to the write down of land and a building in Japan. These impairments were recorded in asset impairments on the consolidated statement of operations.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $90.8 million, and $104.7 million as of December 26, 2010 and December 27, 2009, respectively.

The following table reflects the components of intangible assets as of December 26, 2010 and December 27, 2009:

		December 26, 2010		December 27, 2009
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 79,696	$ 41,226	$ 82,504	$ 37,660
Trade name	3 to 30	29,148	16,634	31,420	17,193
Patents, license agreements	3 to 14	60,410	45,048	63,267	44,624
Other	3 to 6	10,701	8,320	10,704	5,832
Total amortized finite-lived intangible assets		179,955	111,228	187,895	105,309

Indefinite-lived intangible assets:
Trade name		22,096	—	22,147	—
Total identifiable intangible assets		$ 202,051	$ 111,228	$ 210,042	$ 105,309

We recorded $12.0 million, $12.5 million, and $12.5 million of amortization expense for 2010, 2009, and 2008, respectively.

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

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2011	$ 10,515
2012	$ 9,725
2013	$ 8,577
2014	$ 8,101
2015	$ 7,922

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 28, 2008	$ 169,493	$ —	$ 66,039	$ 235,532
Acquired during the year	—	4,278	—	4,278
Purchase accounting adjustment	283	—	—	283
Translation adjustments	2,102	22	1,845	3,969
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Acquired during the year	—	467	—	467
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(6,554)	225	(5,798)	(12,127)
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325

The following table reflects the components of goodwill as of December 26, 2010 and December 27, 2009:

	December 26, 2010			December 27, 2009
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 219,771	$ 54,447	$ 165,324	$ 229,062	$ 57,184	$ 171,878
Apparel Labeling Solutions	23,102	19,187	3,915	24,052	19,752	4,300
Retail Merchandising Solutions	130,486	68,400	62,086	139,859	71,975	67,884
Total goodwill	$ 373,359	$ 142,034	$ 231,325	$ 392,973	$ 148,911	$ 244,062

During fiscal 2010, 2009 and 2008 we made multiple acquisitions which impacted goodwill and intangible assets. Please refer to Note 2 of the Consolidated Financial Statements for more information on these acquisitions, including any impact of purchase accounting adjustments.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2010 and 2009, annual assessments did not result in an impairment charge.

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

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 26, 2010 and at December 27, 2009 consisted of the following:

(amounts in thousands)	December 26, 2010	December 27, 2009
Line of credit (1)	$ 1,808	$ 6,578
Asialco loans	—	3,660
Full-recourse factoring liabilities	13,065	12,089
Term loans	4,950	1,060
Revolving loan facility	386	—
Current portion of long-term debt	2,016	2,385
Total short-term borrowings and current portion of long-term debt	$ 22,225	$ 25,772

(1)	The weighted average interest rates for 2010 and 2009 were 1.92% and 1.75%, respectively.

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $8.2 million (HKD 63.7 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of December 26, 2010 is $11.6 million (HKD 90.0 million). The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $2.6 million (HKD 20.0 million) as of December 26, 2010.  The interest rate on this arrangement is HIBOR + 2.5%.  The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million). The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%. As of December 26, 2010, the revolving loan facility is $0.4 million (HKD 3.0 million) and is fully drawn.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million).  The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of December 26, 2010, $4.6 million (HKD 35.7 million) was outstanding.

Included in Term loans is a $0.4 million (RMB 2.4 million) term loan maturing in May 2012. The term loan is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement.  The arrangement is secured by trade receivables.  Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of December 26, 2010, the interest rate was 4.03%. As of December 26, 2010, our short-term full-recourse factoring arrangement equaled $10.5 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The full-recourse factoring arrangement was extended in December 2010 for a twelve month period.

In September 2010, $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying Consolidated Balance Sheets.  In November 2010, we entered into a new Japanese local line of credit for $1.8 million (¥150 million). As of December 26, 2010, the Japanese local line of credit is $1.8 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

Note 7. LONG-TERM DEBT

Long-term debt at December 26, 2010 and December 27, 2009 consisted of the following:

(amounts in thousands)	December 26, 2010	December 27, 2009
Senior secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 42,687	$ —
Secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2012	—	86,745
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	—
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	—
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	—
Full-recourse factoring liabilities	1,740	2,432
Other capital leases with maturities through 2015	2,313	4,308
Total (1)	121,740	93,485
Less current portion	2,016	2,385
Total long-term portion	$ 119,724	$ 91,100

(1)	The weighted average interest rates for 2010 and 2009 were 3.9% and 4.6%, respectively.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability.  The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of December 26, 2010, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of December 26, 2010. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of December 26, 2010, we were in compliance with all covenants.

As of December 26, 2010, the Company incurred $1.7 million in fees and expenses in connection with the Senior Secured Credit Facility, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 26, 2010, we did not issue additional fixed-rate senior secured notes.

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

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. As of December 26, 2010, we were in compliance with all covenants.

As of December 26, 2010, the Company incurred $0.2 million in fees and expenses in connection with the Senior Secured Notes, which are amortized over the term of the Notes to interest expense on the consolidated statement of operations.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 26, 2010 the factoring arrangements had a balance of $1.7 million (€1.3 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.3 million (€1.0 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

In connection with the acquisition of Brilliant in August 2009, the Company assumed $8.4 million (HKD 64.8 million) of capital leases. The capital leases mature at various dates through July 2014. As of December 26, 2010, the capital lease balance equals $0.4 million (HKD 2.8 million), of which $0.3 million (HKD 2.5 million) is included in current portion of long-term debt and $35 thousand (HKD 0.3 million) is included in long-term borrowings in the accompanying Consolidated Balance Sheets. As of December 26, 2010, the weighted average interest rate was 4.6%.

During the second quarter of 2009, we recorded a $2.6 million capital lease related to the purchase of software.

The aggregate maturities on all long-term debt (including current portion) are:
(amounts in thousands)	Debt	Capital Leases	Total Debt
2011	$ 421	$ 1,595	$ 2,016
2012	381	468	849
2013	363	202	565
2014	68,001	38	68,039
2015	25,208	10	25,218
Thereafter	25,053	—	25,053
Total	$ 119,427	$ 2,313	$ 121,740

Note 8. STOCK-BASED COMPENSATION

At December 26, 2010, we had stock-based employee compensation plans as described below. For the years ended December 26, 2010, December 27, 2009, and December 28, 2008, the total compensation expense (included in selling, general, and administrative expense) related to these plans was $8.8 million, $7.1 million, and $7.1 million ($6.4 million, $5.0 million, and $4.9 million, net of tax), respectively.

Stock Plans

On April 29, 2004, the shareholders approved the Checkpoint Systems, Inc. 2004 Omnibus Incentive Compensation Plan (2004 Plan). The initial shares available under the 2004 Plan were approximately 3,500,000, which represent the shares that were available at that time under the 1992 Stock Option Plan (1992 Plan). All cancellations and forfeitures related to share units outstanding under the 1992 Plan will be added back to the shares available for grant under the 2004 Plan. No further awards will be issued under the 1992 Plan. The 2004 Plan is designed to provide incentives to employees, non-employee directors, and independent contractors through the award of stock options, stock appreciation rights, stock units, phantom shares, dividend equivalent rights and cash awards. The Compensation Committee (Committee) of our Board of Directors administers the 2004 Plan and determines the terms and conditions of each award. Stock options issued under the 2004 Plan primarily vest over a three-year period and expire not more than 10 years from date of grant. Restricted stock units vest over three to five year periods from date of grant. On June 3, 2009, at the 2009 Annual Meeting of Shareholders of Checkpoint Systems, Inc., the shareholders of the Company approved the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan, Effective Date: February 17, 2009 (the “Omnibus Incentive Plan”), which was amended and restated to extend the term of the Omnibus Incentive Plan by an additional five years and to re-approve the performance goals set forth under the Omnibus Incentive Plan. The 2004 Plan was further amended on June 2, 2010, at the 2010 Annual Meeting of Shareholders of Checkpoint Systems, Inc., when our shareholders approved the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Plan”), which was amended and restated to:

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

As of December 26, 2010, there were 3,810,428 shares available for grant under the 2004 Plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 26, 2010, there were no shares available for grant under the 1992 Plan.

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

On December 4, 2007, RSUs were awarded to certain key employees of the Company’s Alpha Security Products Division as part of the LTIP plan. The number of shares for these units varies based on the Company’s Alpha product revenues. These units had the potential to vest 33% per year, over a three-year period ending at the end of fiscal 2010. The weighted average price for these RSUs was $21.84 per share. At December 26, 2010, we reversed $0.6 million of previously recognized compensation cost since it was determined that the Company did not achieve the revenue targets set forth in the plan.  Accordingly, no remaining RSUs were earned under this plan.

On February 17, 2009, RSUs were awarded to certain key employees of the Company as part of the LTIP 2009 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2009 to December 2011 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $8.12 per share. For fiscal year 2010, $0.3 million was charged to compensation expense. As of December 26, 2010, total unamortized compensation expense for this grant was $0.3 million. As of December 26, 2010, the maximum achievable RSUs outstanding under this plan are 180,102 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 12, 2010, RSUs were awarded to certain key employees of the Company as part of the LTIP 2010 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2010 to December 2012 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $15.83 per share. Additional RSUs related to the LTIP 2010 plan were awarded on February 22, 2010, and March 11, 2010, with a weighted average price of $17.06 and $21.76 per share, respectively. For fiscal year 2010, $0.4 million was charged to compensation expense. As of December 26, 2010, total unamortized compensation expense for this grant was $1.1 million. As of December 26, 2010, the maximum achievable RSUs outstanding under this plan are 191,450 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Stock Options

Option activity under the principal option plans as of December 26, 2010 and changes during the year then ended were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 27, 2009	3,047,897	$ 18.07	5.69	$ 4,420
Granted	188,375	17.32
Exercised	(447,717)	11.41
Forfeited or expired	(42,759)	17.92
Outstanding at December 26, 2010	2,745,796	$ 19.11	5.32	$ 8,731
Vested and expected to vest at December 26, 2010	2,692,210	$ 19.13	5.26	$ 8,532
Exercisable at December 26, 2010	1,815,148	$ 19.02	4.12	$ 6,092

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 26, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 26, 2010, December 27, 2009, and December 28, 2008, was $4.3 million, $19 thousand, and $8.2 million, respectively.

As of December 26, 2010, $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 26 2010 was $6.0 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.3 million and $0.4 million for the fiscal years ended December 26, 2010 and December 27, 2009. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

We issue service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 26, 2010 and changes during the year ended December 26, 2010 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 27, 2009	613,964	1.07	$ 39.24
Granted	216,417		$ 17.61
Vested	(171,173)		$ 19.13
Forfeited	(28,964)		$ 17.27
Nonvested at December 26, 2010	630,244	0.81	$ 50.26
Vested and expected to vest at December 26, 2010	589,595	0.79
Vested at December 26, 2010	54,425	—

The total fair value of restricted stock awards vested during 2010 was $3.3 million as compared to $1.5 million during 2009. As of December 26, 2010, there was $2.7 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Other Compensation Arrangements

During fiscal 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. As of December 26, 2010, the total value of the plans equal $0.7 million, of which $0.2 million was expensed in 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2010, 2009, and 2008, included payments for interest of $3.6 million, $6.3 million, and $5.2 million, and income taxes of $22.4 million, $8.7 million, and $17.0 million, respectively.

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

Excluded from the Consolidated Statement of Cash Flows for the years ended December 26, 2010 and December 27, 2009 are $0.4 million and $2.8 million, respectively, of new capital lease obligations and related capitalized assets.

Business Acquisitions
(amounts in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Fair value of tangible assets acquired, less cash acquired	$ 33	$ 52,275	$ 12,492
Goodwill and identified intangible assets	467	5,929	44,246
Liabilities assumed	—	(32,669)	(17,109)
Payment obligation	(200)	—	—
Cash paid for acquisitions	$ 300	$ 25,535	$ 39,629

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

The Rights are exercisable only as a result of certain actions of an acquiring person. Initially, upon payment of the exercise price (currently $100.00), each Right will be exercisable for one share of common stock. Upon the occurrence of certain events each Right will entitle its holder (other than the acquiring person) to purchase a number of our or an acquiring person’s common shares having a market value of twice the Right’s exercise price. On December 22, 2009, the Company amended the 1997 Plan to accelerate the final expiration date of the outstanding Rights from March 10, 2017 to December 24, 2009.

The components of accumulated other comprehensive income at December 26, 2010 and at December 27, 2009 are as follows:

(amounts in thousands)	2010	2009
Actuarial losses on pension plans, net of tax	$ (4,146)	$ (844)
Derivative hedge contracts, net of tax	377	(302)
Foreign currency translation adjustment	14,491	29,749
Total	$ 10,722	$ 28,603

Note 11. EARNINGS PER SHARE

For fiscal years 2010, 2009, and 2008, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 26, 2010	December 27, 2009	December 28, 2008
Basic earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders	$ 27,371	$ 26,142	$ (29,805)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. available to common stockholders	$ 27,371	$ 26,142	$ (29,805)

Shares:
Weighted average number of common shares outstanding	39,483	38,909	39,071
Shares issuable under deferred compensation agreements	452	396	337
Basic weighted average number of common shares outstanding	39,935	39,305	39,408
Common shares assumed upon exercise of stock options and awards	505	234	—
Shares issuable under deferred compensation arrangements	5	13	—
Dilutive weighted average number of common shares outstanding	40,445	39,552	39,408

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .69	$ .67	$ (.76)

Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$ .68	$ .66	$ (.76)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 were as follows:

(amounts in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1) :	1,516	2,507	2,151

(1)
Adjustments for stock options and awards of 518 shares and deferred compensation arrangements of 22 shares were anti-dilutive in fiscal 2008 and therefore excluded from the earnings per share calculation due to our net loss for the year.

Note 12. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes and minority interest are:

(amounts in thousands)	2010	2009	2008
Domestic	$ (22,184)	$ (20,473)	$ (16,448)
Foreign	59,207	56,458	(12,761)
Total	$ 37,023	$ 35,985	$ (29,209)

Provision for income taxes:

(amounts in thousands)	2010	2009	2008
Currently payable
Federal	$ 234	$ (2,565)	$ 36
State	42	(41)	12
Puerto Rico	(3,950)	45	243
Foreign	15,891	20,555	11,826
Total currently payable	12,217	17,994	12,117

Deferred
Federal	(4,818)	(11,042)	(4,315)
State	4,320	950	958
Puerto Rico	(707)	540	12
Foreign	(1,245)	1,848	(8,053)
Total deferred	(2,450)	(7,704)	(11,398)
Total provision	$ 9,767	$ 10,290	$ 719

Adjustments to prior period amounts in the table above have been made to conform to current period presentation.

Deferred tax assets/liabilities at December 26, 2010 and December 27, 2009 consist of:
(amounts in thousands)	December 26, 2010	December 27, 2009
Inventory	$ 4,817	$ 4,613
Accounts receivable	1,296	2,449
Capitalized research and development costs	13,582	9,265
Net operating loss and foreign tax credit carryforwards	57,809	59,770
Restructuring	1,633	788
Deferred revenue	(105)	686
Pension	6,724	5,957
Warranty	1,469	1,381
Deferred compensation	2,306	3,483
Stock based compensation	6,740	5,064
Depreciation	2,501	753
Other	11,927	8,955
Valuation allowance	(37,808)	(32,739)
Deferred tax assets	72,891	70,425
Intangibles	10,447	10,978
Withholding tax liabilities	945	945
Deferred tax liabilities	11,392	11,923
Net deferred tax assets	$ 61,499	$ 58,502

Adjustments to prior period amounts in the table above have been made to conform to current period presentation.

At December 26, 2010, the Company had $34.4 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions. Of these, $27.7 million have no expiration, and the remaining $6.7 million will expire in future years through 2017.  In the U.S., there were approximately $7.5 million of federal and $6.8 million of state net operating loss carryforwards, which will expire in future years through 2030. Of the $7.5 million of federal net operating loss carryforward, $6.8 million is subject to IRC § 382 limitations. In addition, in the U.S., a $3.5 million (gross) windfall benefit on stock compensation occurred in 2010 that the Company has not recorded to APIC or increased its related net operating loss carryforward.

At December 26, 2010, the Company had U.S. foreign tax credit carryforwards of $8.4 million with expiration dates ranging from 2015 to 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the foreign tax credit and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred position will be realized.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At December 26, 2010 and December 27, 2009, the Company had net deferred tax assets of $61.5 million and $58.5 million, respectively.

During 2010, negative evidence arose in the form of cumulative losses in two material jurisdictions with net deferred tax assets of $41.8 million and $9.3 million, respectively. The Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdiction’s deferred tax assets. The Company is committed to implementing tax planning actions in jurisdictions that experience losses, when deemed appropriate, in order to realize deferred tax assets prior to their expiration. When tax planning actions are implemented, they often impact the Company’s effective tax rate. We will include the effect of tax planning actions on the effective tax rate in the quarter of implementation.

In June 2008, the Company purchased the stock of OATSystems, Inc. Upon finalizing purchase accounting in 2009, we established an opening net deferred tax asset of $8.2 million of which $7.7 million related to a federal net operating loss carryforward. The federal net operating loss carryforward is subject to IRC § 382 limitations, however we feel that it is more likely than not the loss will be utilized in the carryforward period. In addition, OATSystems had a deferred tax asset of $1.5 million related to state net operating loss carryforwards on which a full valuation allowance has been provided.

In July 2009, the Company purchased the stock of Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels. As of December 27, 2009, we had established a preliminary opening net deferred tax liability of $3.7 million. In addition, we had established $2.6 million of income tax liabilities related to uncertain tax positions for Brilliant in pre-acquisition tax years. During the second quarter of 2010, we finalized our purchase accounting related to income taxes for the Brilliant acquisition, and as a result we recorded a decrease to our deferred tax liability and an increase to our accrual for uncertain tax positions (tax contingencies) of $1.3 million and $0.2 million, respectively. As of the second quarter of 2010, the financial statements reflected the final allocations of the purchase price based on the estimated fair values at the date of acquisition.

At December 26, 2010, unremitted earnings of subsidiaries outside the United States totaling $84.4 million were deemed to be permanently reinvested. No deferred tax liability has been recognized with regards to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(amounts in thousands)	2010	2009	2008
Tax provision at the statutory Federal income tax rate	$ 12,958	$ 12,595	$ (10,222)
Non-deductible goodwill	—	—	20,994
Non-deductible permanent items	1,533	1,302	1,258
State and local income taxes, net of Federal benefit	4,363	909	970
Foreign losses for which no tax benefit recognized	1,408	2,077	3,122
Foreign rate differentials	(7,233)	(9,305)	(13,356)
Tax settlements	(47)	(20)	730
Potential tax contingencies	(3,488)	(72)	1,214
Change in valuation allowance	—	3,515	(4,334)
Stock based compensation	441	349	365
Other	(168)	(1,060)	(22)
Tax provision at the effective tax rate	$ 9,767	$ 10,290	$ 719

Adjustments to prior period amounts in the table above have been made to conform to current period presentation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(amounts in thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Gross unrecognized tax benefits at beginning of year	$ 14,884	$ 12,520	$ 12,714
Increases in tax positions for prior years	1,161	2,502	—
Decreases in tax positions for prior years	—	(1,684)	(966)
Increases in tax positions for current year	1,229	1,442	1,843
Settlements	(928)	—	(965)
Acquisition reserves	240	2,631	—
Lapse in statute of limitations	(3,740)	(2,527)	(106)
Gross unrecognized tax benefits at end of year	$ 12,846	$ 14,884	$ 12,520

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.8 million and $14.9 million at December 26, 2010 and December 27, 2009, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ending 2010, 2009 and 2008, we recognized interest and penalties of ($2.8) million, $0.4 million, and $0.8 million, respectively in the statement of operations. At December 26, 2010 and December 27, 2009, the Company has accrued interest and penalties related to unrecognized tax benefits of $3.6 million and $6.4 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within the next twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $3.3 million to $5.2 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2008 – 2009, Sweden 2007 – 2009, Poland 2008, and the United Kingdom 2007 – 2008.

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.3 million, $1.1 million, and $1.2 million, in 2010, 2009, and 2008, respectively.

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

On June 3, 2009, at the 2009 Annual Meeting of Shareholders of Checkpoint, our shareholders amended the ESPP in order to increase the number of shares of the Company’s common stock reserved for issuance under the ESPP by 400,000 shares to an aggregate of 650,000 shares. Our expense for this plan in fiscal 2010, 2009 and 2008 was $0.6 million, $0.6 million, and $0.4 million, respectively. As of December 26, 2010, there were 240,482 shares authorized and available to be issued. During fiscal year 2010, 102,769 shares were issued under this plan as compared to 132,165 shares in 2009 and 51,315 shares in 2008.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2010, 2009, and 2008 were approximately $0.4 million, $0.3 million, and $0.3 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $46 thousand, $0.1 million, and $0.1 million for fiscal years 2010, 2009, and 2008, respectively.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 6% of the total workforce at December 26, 2010. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in the Company’s statement of financial position.

The amounts recognized in accumulated other comprehensive income at December 26, 2010, and December 27, 2009, consist of:

(amounts in thousands)	December 26, 2010	December 27, 2009
Transition obligation	$ 198	$ 351
Prior service costs	16	21
Actuarial losses	7,358	2,806
Total	7,572	3,178
Deferred tax	(3,426)	(2,334)
Net	$ 4,146	$ 844

The amounts included in accumulated other comprehensive income at December 26, 2010 and expected to be recognized in net periodic pension cost during the year ended December 25, 2011 is as follows:

(amounts in thousands)	December 25, 2011
Transition obligation	$ 122
Prior service costs	3
Actuarial loss	47
Total	$ 172

The Company expects to make contributions of $4.7 million during the year ended December 25, 2011.

The pension plans included the following net cost components:

(amounts in thousands)	2010	2009	2008
Service cost	$ 855	$ 1,020	$ 1,088
Interest cost	4,331	4,643	4,623
Expected return on plan assets	(60)	(67)	(72)
Amortization of actuarial gain	(24)	(10)	(44)
Amortization of transition obligation	124	130	137
Amortization of prior service costs	2	3	2
Net periodic pension cost	5,228	5,719	5,734
Settlement gain	—	—	(37)
Total pension expense	$ 5,228	$ 5,719	$ 5,697

The table below sets forth the funded status of our plans and amounts recognized in the accompanying Consolidated Balance Sheets.

(amounts in thousands)	December 26, 2010	December 27, 2009
Change in benefit obligation
Net benefit obligation at beginning of year	$ 83,634	$ 83,478
Service cost	855	1,020
Interest cost	4,331	4,643
Actuarial loss (gain)	4,344	(3,147)
Gross benefits paid	(4,487)	(4,449)
Foreign currency exchange rate changes	(7,451)	2,089
Net benefit obligation at end of year	$ 81,226	$ 83,634

Change in plan assets
Fair value of plan assets at beginning of year	$ 1,400	$ 1,550
Actual return on assets	(432)	(383)
Employer contributions	5,117	4,648
Gross benefits paid	(4,487)	(4,449)
Foreign currency exchange rate changes	(126)	34
Fair value of plan assets at end of year	$ 1,472	$ 1,400

Reconciliation of funded status
Funded status at end of year	$ (79,754)	$ (82,234)

(amounts in thousands)	December 26, 2010	December 27, 2009
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$ 4,358	$ 4,613
Accrued pensions	75,396	77,621
Net amount recognized at end of year	$ 79,754	$ 82,234
Other comprehensive income attributable to change in additional minimum liability recognition	$ —	$ —
Accumulated benefit obligation at end of year	$ 77,361	$ 79,949

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(amounts in thousands)	December 26, 2010	December 27, 2009
Projected benefit obligation	$ 81,226	$ 83,634
Accumulated benefit obligation	$ 77,361	$ 79,949
Fair value of plan assets	$ 1,472	$ 1,400

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 26, 2010	December 27, 2009
Weighted average assumptions for year-end benefit obligations:
Discount rate (1)	5.27%	5.77%
Expected rate of increase in future compensation levels	2.52%	2.52%
Weighted average assumptions for net periodic benefit cost development:
Discount rate (1)	5.77%	5.75%
Expected rate of return on plan assets	4.00%	3.75%
Expected rate of increase in future compensation levels	2.52%	2.77%
Measurement Date:	December 31, 2010	December 31, 2009

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 5.27% in 2010 and 5.77% in 2009. We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 4.00% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2011	$ 4,359
2012	$ 4,474
2013	$ 4,602
2014	$ 4,707
2015	$ 4,886
2016 through 2020	$ 25,482

The following table provides a summary of the fair value of the Company’s pension plan assets at December 26, 2010 utilizing the fair value hierarchy discussed in Note 14:

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$ 1,472	$ —	$ —	$ 1,472
Total assets	$ 1,472	$ —	$ —	$ 1,472

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 26, 2010 is presented below:

(amounts in thousands)	Balance as of December 27, 2009	Actual Return on Plan Assets, Relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 26, 2010

Asset Category
Global insurance assets	$ 1,400	$ 228	$ (126)	$ 96	$ —	$ (126)	$ 1,472
Total Level 3 Assets	$ 1,400	$ 228	$ (126)	$ 96	$ —	$ (126)	$ 1,472

Note 14. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of December 26, 2010 and December 27, 2009 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 27	$ —	$ 27	$ —
Foreign currency revenue forecast contracts	938	—	938	—
Total assets	$ 965	$ —	$ 965	$ —

Foreign currency forward exchange contracts	$ 20	$ —	$ 20	$ —
Foreign currency revenue forecast contracts	278	—	278	—
Interest rate swap	—	—	—	—
Total liabilities	$ 298	$ —	$ 298	$ —

(amounts in thousands)	Total Fair Value Measurement December 27, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 56	$ —	$ 56	$ —
Foreign currency revenue forecast contracts	303	—	303	—
Total assets	$ 359	$ —	$ 359	$ —

Foreign currency forward exchange contracts	$ 191	$ —	$ 191	$ —
Foreign currency revenue forecast contracts	132	—	132	—
Interest rate swap	171	—	171	—
Total liabilities	$ 494	$ —	$ 494	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (interest rate and foreign currency) reflected in accumulated other comprehensive income for the years ended December 26, 2010 and December 27, 2009:

(amounts in thousands)	December 26, 2010	December 27, 2009
Beginning balance, net of tax	$ (302)	$ 880
Changes in fair value gain, net of tax	1,841	477
Reclass to earnings, net of tax	(1,162)	(1,659)
Ending balance, net of tax	$ 377	$ (302)

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 26, 2010 and December 27, 2009 are summarized in the following table:

	December 26, 2010		December 27, 2009
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 42,687	$ 42,687	$ —	$ —
Secured credit facility	$ —	$ —	$ 86,745	$ 86,745
Senior secured notes	$ 75,000	$ 75,787	$ —	$ —

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The Senior Secured Credit Facility’s maturity date is in the year 2014 and the Senior Secured Notes mature in the years 2015 through 2017.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009:

	December 26, 2010				December 27, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 938	Other current liabilities	$ 278	Other current assets	$ 303	Other current liabilities	$ 132
Interest rate swap contracts	—	—	—	—	—	—	Other current liabilities	171
Total derivatives designated as hedging instruments		938		278		303		303

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	27	Other current liabilities	20	Other current assets	56	Other current liabilities	191
Total derivatives not designated as hedging instruments		27		20		56		191
Total derivatives		$ 965		$ 298		$ 359		$ 494

The following tables present the amounts affecting the Consolidated Statement of Operations for the years ended December 26, 2010, December 27, 2009, and December 28, 2008

December 26, 2010
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ 1,940	Cost of sales	$ 1,194	$ (124)
Interest rate swap contracts	171	Interest expense	(159)	—
Total designated cash flow hedges	$ 2,111		$ 1,035	$ (124)

December 27, 2009
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ (21)	Cost of sales	$ 1,693	$ (77)
Interest rate swap contracts	744	Interest expense	(1,073)	—
Total designated cash flow hedges	$ 723		$ 620	$ (77)

December 28, 2008
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ 2,114	Cost of sales	$ 640	$ (206)
Interest rate swap contracts	(916)	Interest expense	(138)	—
Total designated cash flow hedges	$ 1,198		$ 502	$ (206)

	December 26, 2010		December 27, 2009		December 28, 2008
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ 77	Other gain (loss), net	$ (257)	Other gain (loss), net	$ 1,072	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 26, 2010, we had currency forward exchange contracts with notional amounts totaling approximately $11.7 million. The fair values of the forward exchange contracts were reflected as a $27 thousand asset and $20 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the USA, the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2011 to December 2011. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 26, 2010, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $33.3 million (€24.8 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $0.2 million), of which the full amount is expected to be reclassified to earnings over the next twelve months. During the year ended December 26, 2010, a $1.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $9 thousand loss during the year ended December 26, 2010 for hedge ineffectiveness.

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

Aggregate foreign currency transaction losses in 2010, 2009, and 2008, were $2.7 million, $0.4 million, and $9.2 million, respectively, and are included in other (loss) gain, net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 26, 2010.

Note 15. PROVISION FOR RESTRUCTURING

Restructuring expense for the periods ended December 26, 2010, December 27, 2009, and December 28, 2008 were as follows:

(amounts in thousands)
	December 26, 2010	December 27, 2009	December 28, 2008

SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,993	$ 2,828	$ —
Manufacturing Restructuring Plan
Severance and other employee-related charges	641	1,481	699
Consulting fees	—	—	838
Other exit costs	577	—	—
2005 Restructuring Plan
Severance and other employee-related charges	—	1,149	4,563
Lease termination costs	—	(57)	—
Acquisition integration costs	—	—	519
2003 Restructuring Plan
Severance and other employee-related charges	—	—	(253)
Lease termination costs	—	—	76
Total	$ 8,211	$ 5,401	$ 6,442

Restructuring accrual activity for the periods ended December 26, 2010, and December 27, 2009, were as follows:

(amounts in thousands)
Fiscal 2010	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/26/2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 7,732	$ (739)	$ (3,005)	$ —	$ (138)	$ 6,660
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,203	(562)	(1,339)	—	(64)	719
Other exit costs(1)	—	577	—	(541)	107	—	143
Total	$ 4,291	$ 9,512	$ (1,301)	$ (4,885)	$ 107	$ (202)	$ 7,522

(1)
During 2010, lease termination and other exit costs of $0.6 million were recorded due to the closing of a manufacturing facility, which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility.

(amounts in thousands)
Fiscal 2009	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at 12/27/2009
SG&A Restructuring Plan
Severance and other employee-related charges	$ —	$ 2,828	$ —	$ (103)	$ —	$ 85	$ 2,810
Manufacturing Restructuring Plan
Severance and other employee-related charges	652	1,614	(133)	(676)	—	24	1,481
Total	$ 652	$ 4,442	$ (133)	$ (779)	$ —	$ 109	$ 4,291

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during 2010. The remaining phases of the plan are expected to be substantially complete by the end of 2011.

As of December 26, 2010, the net charge to earnings of $7.0 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $9.8 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 198, of which 79 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 26, 2010, there was a net charge to earnings of $1.2 million recorded in connection with the Manufacturing Restructuring Plan. The charge was composed of severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 418, of which 371 have been terminated. As of December 26, 2010 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

2005 Restructuring Plan

During 2009, a net charge of $1.1 million was recorded in connection with the 2005 Restructuring Plan. The charge was composed of severance accruals and related costs, partially offset by the release of a lease termination liability.

2003 Restructuring Plan

During 2008, we reversed $0.3 million of previously accrued severance and incurred $0.1 million of lease termination costs related to the 2003 Restructuring Plan.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $16.9 million, $18.4 million, and $15.1 million, in 2010, 2009, and 2008, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 26, 2010 are:

(amounts in thousands)	Capital Leases	Operating Leases	Total
2011	$ 1,671	$ 15,379	$ 17,050
2012	488	10,328	10,816
2013	209	6,119	6,328
2014	40	3,329	3,369
2015	10	764	774
Thereafter	—	59	59
Total minimum lease payments	2,418	$ 35,978	$ 38,396
Less: amounts representing interest	105
Present value of minimum lease payments	$ 2,313

Contingencies

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our consolidated results of operations and/or financial condition, except as described below.

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the consolidated statement of operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. Those objections are still pending before the Court. We intend to appeal any specified award of legal fees.

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

Note 18. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

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

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line.  During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha product line.  This change results in all hard tags for in-store application being recorded in the same product line as the Alpha hard tags.  Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting.  The years ended 2009 and 2008 have been conformed to reflect the product line change within the SMS segment.

Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:

i.	Shrink Management Solutions — includes electronic article surveillance (EAS) systems, EAS consumables, Alpha, CheckView®, and radio frequency identification (RFID) tags and labels.

ii.
Apparel Labeling Solutions — includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags.

iii.	Retail Merchandising Solutions — includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

(amounts in thousands)	2010	2009	2008
Business segment net revenue:
Shrink Management Solutions	$ 589,569	$ 553,700	$ 687,352
Apparel Labeling Solutions	172,937	141,910	135,350
Retail Merchandising Solutions	71,992	77,108	94,380
Total	$ 834,498	$ 772,718	$ 917,082

Business segment gross profit:
Shrink Management Solutions	$ 249,914	$ 242,096	$ 284,428
Apparel Labeling Solutions	61,805	52,543	47,008
Retail Merchandising Solutions	34,929	36,645	46,663
Total gross profit	346,648	331,284	378,099
Operating expenses	304,000(1)	289,704(2)	395,276(3)
Interest (expense) income, net	(3,389)	(5,415)	(3,108)
Other gain (loss), net	(2,237)	(180)	(8,924)
Earnings (loss) from continuing operations before income taxes	$ 37,022	$ 35,985	$ (29,209)
Business segment total assets:
Shrink Management Solutions	$ 707,663	$ 730,969
Apparel Labeling Solutions	191,092	159,184
Retail Merchandising Solutions	136,518	134,080
Total	$ 1,035,273	$ 1,024,233

(1)
Includes a $8.2 million restructuring charge and a $0.8 million selling, general and administrative charge related to an adjustment to an acquisition related liability pertaining to the period prior to the acquisition date.

(2)	Includes a $5.4 million restructuring charge and a $1.3 million litigation settlement charge.

(3)
Includes a $59.6 million goodwill impairment charge, $6.4 million restructuring charge, a $6.2 million litigation settlement charge, a $3.0 million intangible asset impairment charge, a $1.5 million fixed asset impairment charge, and a $1.0 million gain from the sale of our Czech subsidiary.

Geographic Information

Operating results are prepared on a “country of domicile” basis, meaning that net revenues are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the U.S. to an unaffiliated customer in South America is reported as a sale in the U.S. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. International Americas is defined as all countries in North and South America, excluding the United States Puerto Rico, and Dominican Republic.

The following table shows net revenues, and other financial information by geographic area for the years 2010, 2009, and 2008:

(amounts in thousands)	United States, Puerto Rico, & Dominican Republic		Europe		International Americas	Asia Pacific		Total
2010
Net revenues from unaffiliated customers	$ 288,282	(1)	$ 352,347		$ 41,868	$ 152,001		$ 834,498
Long-lived assets	$ 41,274	(2)	$ 17,815		$ 2,280	$ 62,229	(3)	$ 123,598

2009
Net revenues from unaffiliated customers	$ 264,773	(4)	$ 362,639	(5)	$ 30,289	$ 115,017		$ 772,718
Long-lived assets	$ 35,347	(6)	$ 19,432		$ 1,789	$ 63,046	(7)	$ 119,614

2008
Net revenues from unaffiliated customers	$ 319,929	(8)	$ 438,011	(9)	$ 35,433	$ 123,709		$ 917,082

(1)	Includes net revenue from the United States of $288.3 million.

(2)	Includes long-lived assets from the United States and Puerto Rico of $23.7 million and $15.2 million, respectively.

(3)	Includes long-lived assets from China, Hong Kong, and Japan of $28.8 million, $15.9 million and $15.4 million, respectively.

(4)	Includes net revenue from the United States of $264.8 million.

(5)	Includes net revenue from Germany of $84.2 million.

(6)	Includes long-lived assets from the United States and Puerto Rico of $17.7 million and $16.5 million, respectively.

(7)	Includes long-lived assets from China, Hong Kong, and Japan of $30.9 million, $15.9 million and $13.7 million, respectively.

(8)	Includes net revenue from the United States of $319.6 million.

(9)	Includes net revenue from Germany of $96.3 million.

Note 19. QUARTERLY INFORMATION (UNAUDITED)

	QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third		Fourth		Year
2010
Net revenues	$ 187,456		$ 208,176		$ 203,324		$ 235,542		$ 834,498
Gross profit	80,551		90,764		81,879		93,454		346,648
Net earnings attributable to Checkpoint Systems, Inc.	3,506	(1)	9,040	(2)	7,081	(3)	7,744	(4)	27,371
Net earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ .09		$ .23		$ .18		$ .19		$ .69
Diluted	$ .09		$ .22		$ .17		$ .19		$ .68

	First		Second		Third		Fourth		Year
2009
Net revenues	$ 158,950		$ 181,913		$ 194,078		$ 237,777		$ 772,718
Gross profit	66,530		77,691		84,674		102,389		331,284
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(2,006)	(5)	6,930	(6)	2,639	(7)	18,579	(8)	26,142
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.05)		$ .18		$ .07		$ .47		$ .67
Diluted	$ (.05)		$ .18		$ .07		$ .47		$ .66

(1)	Includes a $0.5 million restructuring charge (net of tax).

(2)	Includes a $0.9 million restructuring charge (net of tax).

(3)	Includes a $0.6 million restructuring charge (net of tax) and a $4.3 million valuation allowance adjustment.

(4)
Includes a $4.2 million restructuring charge (net of tax). Also includes a $1.7 million tax charge and a $0.8 million selling, general and administrative charge (net of tax) related to adjustments to acquisition related liabilities pertaining to the period prior to the acquisition date.

(5)	Includes a $0.3 million restructuring charge (net of tax) and a $0.8 litigation settlement expense (net of tax).

(6)	Includes a $0.4 million restructuring charge (net of tax).

(7)	Includes a $0.2 million restructuring charge (net of tax) and a $3.6 million valuation allowance adjustment.

(8)
Includes a $3.1 million restructuring charge (net of tax) and a $1.7 million valuation allowance adjustment. Included in fourth quarter 2009 income tax expense is a benefit of $1.3 million related to the settlement of a tax matter in an overseas jurisdiction for which the assessment was received in the third quarter of 2009.

Note 20. SUBSEQUENT EVENTS

On January 28, 2011, the Company entered into a Master Purchase Agreement (“Master Purchase Agreement”) by and among the Company and Shore to Shore, Inc. (“STS”), Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau (collectively, the “Owners”).

The Master Purchase Agreement outlines the general terms and conditions pursuant to which the Company agreed to acquire from the Owners, through the acquisition of equity and/or assets by the Company and/or certain of its subsidiaries (collectively, “Purchasers”), a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, hang tags, price tickets, printed paper tags, pressure sensitive products, woven labels, leather and leather-like labels, heat transfer labels and brand protection and EAS solutions/labels which may or may not contain RFID tags, chips or inlays (the “Global Business”).

Pursuant to the Master Purchase Agreement, the Owners and the applicable Purchaser will complete the steps necessary for Purchasers collectively to acquire the assets or stock of various U.S. and foreign entities that constitute the Global Business, excluding specified assets.  With respect to an acquisition of assets, the applicable Purchaser will also assume specified liabilities.  The Master Purchase Agreement sets forth customary indemnification obligations of the parties that will apply to each of these transactions that are contemplated by the Master Purchase Agreement, which will occur simultaneously unless otherwise agreed by the parties.

The aggregate initial purchase price to be paid by the Purchasers to the respective Owners for the Global Business is $67.95 million less any debt of the selling entity that the Purchasers are required to discharge at closing, subject to adjustment based upon the aggregate net working capital of the Global Business at closing.  The purchase price is payable in cash in United States Dollars or an equivalent amount in Euros or Hong Kong Dollars, or a combination thereof at closing.  A portion of the purchase price to be paid at closing will be deposited into escrow.

The purchase price is subject to increase, based upon the Global Business’s performance for the calendar year ended December 31, 2010, pursuant to which the Purchasers may pay an additional $6.25 million up to a maximum additional purchase price of $12.50 million.  In addition, a $1.23 million payment will be made by the Purchasers for transitional consulting services.  The purchase price will be further increased by an additional $6.25 million, contingent upon the successful migration of specified business accounts of the Global Business.

The closing of the transactions contemplated by the Master Purchase Agreement is conditioned upon:  (i) the completion of each applicable Purchaser’s acquisition of selected assets from the Owners; (ii) the completion by the Company of its due diligence to its satisfaction; (iii) evidence that all consents necessary in connection with the transaction having been obtained; (iv) receipt of opinions of Owners’ counsel acceptable to Purchaser with respect to aspects of the transaction; (v) the execution and delivery of ancillary documentation relating to transition services and employment matters; and (vi) customary closing conditions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 26, 2010.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2010 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2010.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2011, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2011, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to Regulation S-K Item 407 (e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2011, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2011, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 8, 2011, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following consolidated financial statements of Checkpoint Systems, Inc. were included in Item 8
	Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009	31
	Consolidated Statements of Operations for each of the years in the three-year period ended December 26, 2010	32
	Consolidated Statements of Equity for each of the years in the three-year period ended December 26, 2010	33
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 26, 2010	34
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 26, 2010	35
	Notes to Consolidated Financial Statements	36-58

2.	The following consolidated financial statements schedules of Checkpoint Systems, Inc. are included Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania, on February 22, 2011.

CHECKPOINT SYSTEMS, INC.

/s/ Robert P. van der Merwe
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert P. van der Merwe	Chairman of the Board of Directors, President and Chief Executive Officer	February 22, 2011

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	February 22, 2011

/s/ William S. Antle, III	Director	February 22, 2011

/s/ George Babich, Jr.	Director	February 22, 2011

/s/ Harald Einsmann	Director	February 22, 2011

/s/ R. Keith Elliott	Director	February 22, 2011

/s/ Julie S. England	Director	February 22, 2011

/s/ Jack W. Partridge	Director	February 22, 2011

/s/ Sally Pearson	Director	February 22, 2011

/s/ Robert N. Wildrick	Director	February 22, 2011

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference Item 5.03, Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3
Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Item 5.03, Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 4.1
Note Purchase and Private Shelf Agreement, dated as of July 22, 2010, between the Company and Prudential Investment Management, Inc., and Other Purchasers party thereto is hereby incorporated by reference to Item 1.01(b), Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 2010.

Exhibit 10.1*	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item(a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

Exhibit 10.3
Amended and Restated Credit Agreement, dated as of July 22, 2010, among the Company, Checkpoint Manufacturing Japan Co., Ltd., and CP International Systems C.V., as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Item 1.01(a), Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 23, 2010.

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

Exhibit 10.8*
First Amendment to Employment Agreement by and between Robert P. van der Merwe and Checkpoint Systems, Inc. dated March 17, 2010 is incorporated by reference to Registrant’s Form 8-K, filed with the SEC on March 22, 2010.

Exhibit 10.9*	Employment Agreement by and between S. James Wrigley and Checkpoint Systems, Inc. dated March 11, 2011 is incorporated by reference to Registrant’s Form 10-Q, filed with the SEC on May 4, 2010.
Exhibit 10.10*
Amended and Restated Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix A to Checkpoint System, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009 and as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2009.

Exhibit 10.11*
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan is hereby incorporated by reference from Appendix A to Checkpoint Systems, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 26, 2010 and as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2010.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Balance at End of Year
2010	$ 14,524	$ —	$ 123	$ (4,175)	$ 10,472
2009	$ 18,414	$ 370	$ (545)	$ (3,715)	$ 14,524
2008	$ 15,839	$ 27	$ 5,783	$ (3,235)	$ 18,414

Schedule II - Deferred Tax Valuation Allowance

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Allowance Recorded on Current Year Losses	Release of Allowance on Current Year Utilization	Release of Allowance on Losses Expired or Revalued	Balance at End of Year
2010	$ 32,739	$ —	$ 5,315	$ —	$ (246)	$ 37,808
2009	$ 22,717	$ —	$ 4,104	$ 3,514	$ 2,404	$ 32,739
2008	$ 27,572	$ 1,449	$ 3,122	$ (697)	$ (8,729)	$ 22,717