Form 10-Q
period 2011-03-27
CHECKPOINT SYSTEMS INC
filed 2011-05-04
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No. 1-11257

CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 28, 2011, there were 40,087,972 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q
Table of Contents

Page

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Equity	5
Consolidated Statements of Comprehensive Income (Loss)	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-21
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations	22-30
Item 3. Quantitative and Qualitative Disclosure About Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 5. Other Information	32
Item 6. Exhibits	33
SIGNATURES	34
INDEX TO EXHIBITS	35
 Master Purchase Agreement dated January 28, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing
     Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung
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

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	March 27, 2011	December 26, 2010*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 188,646	$ 173,802
Restricted cash	386	140
Accounts receivable, net of allowance of $10,056 and $10,472	169,538	178,636
Inventories	120,876	106,974
Other current assets	33,439	32,655
Deferred income taxes	20,077	20,622
Total Current Assets	532,962	512,829
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,276	2,340
PROPERTY, PLANT, AND EQUIPMENT, net	123,387	121,258
GOODWILL	241,597	231,325
OTHER INTANGIBLES, net	89,722	90,823
DEFERRED INCOME TAXES	52,930	52,506
OTHER ASSETS	25,669	24,192
TOTAL ASSETS	$ 1,068,543	$ 1,035,273

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 21,824	$ 22,225
Accounts payable	64,601	63,366
Accrued compensation and related taxes	34,574	29,308
Other accrued expenses	47,913	47,646
Income taxes	—	4,395
Unearned revenues	20,971	12,196
Restructuring reserve	8,000	7,522
Accrued pensions — current	4,623	4,358
Other current liabilities	25,617	23,019
Total Current Liabilities	228,123	214,035
LONG-TERM DEBT, LESS CURRENT MATURITIES	121,365	119,724
ACCRUED PENSIONS	80,971	75,396
OTHER LONG-TERM LIABILITIES	30,623	30,502
DEFERRED INCOME TAXES	11,613	11,325
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,078,715 and 43,843,095	4,408	4,384
Additional capital	411,707	407,383
Retained earnings	224,011	233,322
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	27,242	10,722
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	595,848	584,291
TOTAL LIABILITIES AND EQUITY	$ 1,068,543	$ 1,035,273

* Derived from the Company’s audited Consolidated Financial Statements at December 26, 2010.
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
Quarter ended	March 27, 2011	March 28, 2010

Net revenues	$ 184,673	$ 187,456
Cost of revenues	114,299	106,905
Gross profit	70,374	80,551
Selling, general, and administrative expenses	74,569	69,802
Research and development	4,789	4,692
Restructuring expense	1,597	436
Operating (loss) income	(10,581)	5,621
Interest income	966	668
Interest expense	1,642	1,600
Other gain (loss), net	110	266
(Loss) earnings before income taxes	(11,147)	4,955
Income taxes	(1,836)	1,518
Net (loss) earnings	(9,311)	3,437
Less: (loss) attributable to noncontrolling interests	—	(69)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$ (9,311)	$ 3,506

Net (loss) earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic (loss) earnings per share	$ (0.23)	$ .09

Diluted (loss) earnings per share	$ (0.23)	$ .09

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				27,371				(116)	27,255
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit on stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of noncontrolling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized gains on derivative hedges, net of tax							679		679
Recognized loss on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment							(15,258)	37	(15,221)
Balance, December 26, 2010	43,843	$ 4,384	$ 407,383	$ 233,322	4,036	$ (71,520)	$ 10,722	$ —	$ 584,291
Net loss				(9,311)					(9,311)
Exercise of stock-based compensation and awards released	236	24	1,198						1,222
Tax benefit on stock-based compensation			100						100
Stock-based compensation expense			2,827						2,827
Deferred compensation plan			199						199
Amortization of pension plan actuarial losses, net of tax							(256)		(256)
Change in realized and unrealized gains on derivative hedges, net of tax							(1,819)		(1,819)
Foreign currency translation adjustment							18,595		18,595
Balance, March 27, 2011	44,079	$ 4,408	$ 411,707	$ 224,011	4,036	$ (71,520)	$ 27,242	$ —	$ 595,848

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
Net (loss) earnings	$ (9,311)	$ 3,437
Amortization of pension plan actuarial losses, net of tax	(256)	84
Change in realized and unrealized gains on derivative hedges, net of tax	(1,819)	1,552
Foreign currency translation adjustment	18,595	(15,235)
Comprehensive income (loss)	7,209	(10,162)
Comprehensive income (loss) attributable to noncontrolling interests	—	(82)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$ 7,209	$ (10,080)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net (loss) earnings	$ (9,311)	$ 3,437
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,361	8,656
Deferred taxes	123	(92)
Stock-based compensation	2,827	2,323
Provision for losses on accounts receivable	17	—
Excess tax benefit on stock compensation	(532)	(951)
Loss on disposal of fixed assets	42	51
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	16,656	15,117
Inventories	(10,316)	(14,151)
Other current assets	(2,078)	1,815
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(1,369)	1,984
Income taxes	(3,532)	(4,316)
Unearned revenues	7,919	(8,134)
Restructuring reserve	278	(1,776)
Other current and accrued liabilities	1,898	(8,408)
Net cash provided by (used in) operating activities	10,983	(4,445)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(4,335)	(3,083)
Change in restricted cash	(243)	—
Other investing activities	2	87
Net cash (used in) investing activities	(4,576)	(2,996)
Cash flows from financing activities:
Proceeds from stock issuances	1,222	3,161
Excess tax benefit on stock compensation	532	951
Proceeds from short-term debt	—	5,411
Payment of short-term debt	(337)	(3,923)
Net change in factoring and bank overdrafts	(691)	(934)
Proceeds from long-term debt	4,118	—
Payment of long-term debt	(3,183)	(1,491)
Net cash provided by financing activities	1,661	3,175
Effect of foreign currency rate fluctuations on cash and cash equivalents	6,776	(5,212)
Net increase (decrease) in cash and cash equivalents	14,844	(9,478)
Cash and cash equivalents:
Beginning of period	173,802	162,097
End of period	$ 188,646	$ 152,619

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the Company). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 for the most recent disclosure of the Company’s accounting policies, except for the revisions to the Revenue Recognition Policy in Item 2 Critical Accounting Policies and Estimates.

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 27, 2011 and December 26, 2010 and our results of operations for the thirteen weeks ended March 27, 2011 and March 28, 2010 and changes in cash flows for the thirteen weeks ended March 27, 2011 and March 28, 2010. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of March 27, 2011, the unused portion of a grant from the Chinese government of $0.4 million (RMB 2.5 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of March 27, 2011 and December 26, 2010 were $15.2 million and $13.1 million, respectively. As of March 27, 2011, $0.4 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $14.8 million and $12.7 million as of March 27, 2011 and December 26, 2010, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

Noncontrolling Interests

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

We have presented net income attributable to noncontrolling interests separately on our Consolidated Statements of Operations for the three months ended March 28, 2010.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Quarter ended	March 27, 2011
Balance at beginning of year	$ 6,170
Accruals for warranties issued	1,692
Settlements made	(1,959)
Foreign currency translation adjustment	180
Balance at end of period	$ 6,083

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of these standards did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In April 2010, FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In December 2010, FASB issued ASU 2010-28 “Intangibles - Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements and Other Standards

In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2011-01 will be effective for interim and annual periods ending after June 15, 2011. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The amendments to Topic 310 (Receivables) clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties and when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

Note 2. ACQUISITIONS

On January 28, 2011, the Company entered into a Master Purchase Agreement (“Master Purchase Agreement”) by and among the Company and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau.

The Master Purchase Agreement outlines the general terms and conditions pursuant to which the Company agreed to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels and brand protection and EAS solutions/labels. The aggregate initial purchase price to be paid is $67.95 million less any debt of the selling entity that the Company is required to discharge at closing. The purchase price is subject to adjustment based upon the aggregate net working capital of the acquired business at closing, with a portion of the purchase price to be paid at closing deposited into escrow. The purchase price is subject to contingencies of up to an additional $18.75 million based on the performance of the acquired business in 2010 as well as the successful migration of specified business accounts to the Company following the acquisition. The acquisition has not yet been settled as the closing of the acquisition is contingent upon certain criteria which have not yet been met.

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	March 27, 2011	December 26, 2010
Raw materials	$ 25,470	$ 21,976
Work-in-process	6,028	5,416
Finished goods	89,378	79,582
Total	$ 120,876	$ 106,974

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $89.7 million and $90.8 million as of March 27, 2011 and December 26, 2010, respectively.

The following table reflects the components of intangible assets as of March 27, 2011 and December 26, 2010:

(dollar amounts in thousands)
		March 27, 2011		December 26, 2010
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 82,111	$ 44,510	$ 79,696	$ 41,226
Trade name	3 to 30	31,039	17,864	29,148	16,634
Patents, license agreements	3 to 14	62,693	48,003	60,410	45,048
Other	3 to 6	10,750	8,634	10,701	8,320
Total amortized finite-lived intangible assets		186,593	119,011	179,955	111,228

Indefinite-lived intangible assets:
Trade name		22,140	—	22,096	—
Total identifiable intangible assets		$ 208,733	$ 119,011	$ 202,051	$ 111,228

Amortization expense for the three months ended March 27, 2011 and March 28, 2010 was $2.6 million and $3.1 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2011	$ 10,592
2012	$ 9,796
2013	$ 8,645
2014	$ 8,143
2015	$ 7,971

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Acquired during the year	—	467	—	467
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(6,554)	225	(5,798)	(12,127)
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325
Translation adjustments	5,653	145	4,474	10,272
Balance as of March 27, 2011	$ 170,977	$ 4,060	$ 66,560	$ 241,597

The following table reflects the components of goodwill as of March 27, 2011 and December 26, 2010:

(amounts in thousands)
	March 27, 2011			December 26, 2010
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$ 225,362	$ 54,385	$ 170,977	$ 219,771	$ 54,447	$ 165,324
Apparel Labeling Solutions	23,811	19,751	4,060	23,102	19,187	3,915
Retail Merchandising Solutions	140,207	73,647	66,560	130,486	68,400	62,086
Total goodwill	$ 389,380	$ 147,783	$ 241,597	$ 373,359	$ 142,034	$ 231,325

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.2 million during the first three months of 2010 without a comparable charge in 2011.

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

Note 5. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of March 27, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)	March 27, 2011	December 26, 2010
Line of credit	$ 1,844	$ 1,808
Full-recourse factoring liabilities	13,266	13,065
Term loans	4,612	4,950
Revolving loan facility	385	386
Current portion of long-term debt	1,717	2,016
Total short-term borrowings and current portion of long-term debt	$ 21,824	$ 22,225

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.9 million (HKD 61.6 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of March 27, 2011 is $8.1 million (HKD 63.5 million). The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility – The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $2.0 million (HKD 15.6 million) at March 27, 2011. The interest rate on this arrangement is HIBOR + 2.5%. The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million). The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%. As of March 27, 2011, the revolving loan facility is $0.4 million (HKD 3.0 million) and is fully drawn.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million). The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of March 27, 2011, $4.3 million (HKD 33.6 million) was outstanding.

Included in Term loans is a $0.3 million (RMB 2.0 million) term loan maturing in May 2012. The term loan is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables.  Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At March 27, 2011, the interest rate was 4.09%. At March 27, 2011, our short-term full-recourse factoring arrangement equaled $11.3 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

As of March 27, 2011, the Japanese local line of credit is $1.8 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

Long-Term Debt

Long-term debt as of March 27, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)
	March 27, 2011	December 26, 2010
Senior secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 44,674	$ 42,687
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,736	1,740
Other capital leases with maturities through 2016	1,672	2,313
Total	123,082	121,740
Less current portion	1,717	2,016
Total long-term portion	$ 121,365	$ 119,724

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of March 27, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of March 27, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of March 27, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of March 27, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of March 27, 2011, we were in compliance with all covenants.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At March 27, 2011 the factoring arrangements had a balance of $1.7 million (€1.2 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.3 million (€0.9 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Note 6. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 27, 2011 and March 28, 2010 was $2.8 million and $2.3 million ($2.0 million and $1.6 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $1.0 million and $1.4 million for the three months ended March 27, 2011 and March 28, 2010, respectively.

Stock Options

Option activity under the principal option plans as of March 27, 2011 and changes during the three months ended March 27, 2011 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2010	2,745,796	$ 19.11	5.32	$ 8,731
Granted	82,503	22.52
Exercised	(95,933)	12.25
Forfeited or expired	(4,413)	14.63
Outstanding at March 27, 2011	2,727,953	$ 19.46	5.26	$ 9,641
Vested and expected to vest at March 27, 2011	2,673,867	$ 19.45	5.19	$ 9,514
Exercisable at March 27, 2011	2,214,210	$ 19.62	4.62	$ 7,777

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 27, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 27, 2011 and March 28, 2010 was $0.9 million and $2.2 million, respectively.

As of March 27, 2011, $1.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

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

The following assumptions and weighted-average fair values were as follows:

Quarter ended	March 27, 2011	March 28, 2010
Weighted-average fair value of grants	$ 10.17	$ 7.39
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	49.82%	48.11%
Expected life (in years)	4.96	4.93
Risk-free interest rate	2.257%	1.893%

Restricted Stock Units

Nonvested service based restricted stock units as of March 27, 2011 and changes during the three months ended March 27, 2011 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 26, 2010	630,244	0.81	$ 20.48
Granted	176,142		$ 22.52
Vested	(146,669)		$ 21.56
Forfeited	(4,230)		$ 13.41
Nonvested at March 27, 2011	655,487	1.27	$ 21.00
Vested and expected to vest at March 27, 2011	593,025	1.22
Vested at March 27, 2011	1,340	—

The total fair value of restricted stock awards vested during the first three months of 2011 was $3.2 million as compared to $1.6 million in the first three months of 2010. As of March 27, 2011, there was $4.9 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total amount accrued related to the plan equaled $0.1 million at March 27, 2011, of which $0.1 million was expensed during the first three months of 2011. The total amount accrued related to the plan equaled $8 thousand at March 28, 2010, of which $8 thousand was expensed during the first three months of 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 7. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the three months ended March 27, 2011 and March 28, 2010 were as follows:

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
Interest	$ 2,234	$ 1,300
Income tax payments	$ 2,164	$ 6,434

Note 8. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
Quarter ended	March 27, 2011	March 28, 2010
Basic (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ (9,311)	$ 3,506

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ (9,311)	$ 3,506

Shares:
Weighted-average number of common shares outstanding	39,896	39,185
Shares issuable under deferred compensation agreements	435	404
Basic weighted-average number of common shares outstanding	40,331	39,589
Common shares assumed upon exercise of stock options and awards	—	501
Shares issuable under deferred compensation arrangements	—	12
Dilutive weighted-average number of common shares outstanding	40,331	40,102

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (.23)	$ .09

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (.23)	$ .09

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three month periods ended March 27, 2011 and March 28, 2010 were as follows:

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	1,936	1,638

(1)
Adjustments for stock options and awards of 564 shares and deferred compensation arrangements of 3 shares were anti-dilutive in the first three months of 2011 and therefore excluded from the earnings per share calculation due to our net loss for the quarter.

Note 9. INCOME TAXES

The effective tax rate for the thirteen weeks ended March 27, 2011 was 16.5% as compared to 30.6% for the thirteen weeks ended March 28, 2010. The decrease in the first quarter 2011 tax rate was due to the mix of income between subsidiaries.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At March 27, 2011 and December 26, 2010, the Company had net deferred tax assets of $61.1 million and $61.5 million, respectively.

During 2010 negative evidence arose in the form of cumulative losses in two material jurisdictions with net deferred tax assets of $41.8 million and $10.0 million, respectively. The Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdictions’ deferred tax assets. The Company is committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration. The effective tax rate for the thirteen weeks ended March 27, 2011 includes the effect of tax planning actions to be implemented in 2011.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13.2 million and $12.8 million at March 27, 2011 and December 26, 2010, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the three months ended March 27, 2011 and March 28, 2010 we recognized an interest and penalties expense of $0.2 million and $0.2 million, respectively, in the statement of operations. At March 27, 2011 and December 26, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.9 million and $3.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $3.2 million to $4.6 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2008 – 2009, and Sweden 2007 – 2009.

Note 10. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 27, 2011 and March 28, 2010 were as follows:

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
Service cost	$ 237	$ 223
Interest cost	1,081	1,132
Expected return on plan assets	38	(16)
Amortization of actuarial loss (gain)	12	(6)
Amortization of transition obligation	32	32
Amortization of prior service costs	1	1
Net periodic pension cost	$ 1,401	$ 1,366

We expect the cash requirements for funding the pension benefits to be approximately $5.1 million during fiscal 2011, including $1.4 million which was funded during the three months ended March 27, 2011.

Note 11. FAIR VALUE MEASUREMENT, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 27, 2011 and December 26, 2010 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 27, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 18	$ —	$ 18	$ —
Foreign currency forward exchange contracts	107	—	107	—
Total assets	$ 125	$ —	$ 125	$ —

Foreign currency revenue forecast contracts	$ 1,169	$ —	$ 1,169	$ —
Foreign currency forward exchange contracts	65	—	65	—
Total liabilities	$ 1,234	$ —	$ 1,234	$ —

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 938	$ —	$ 938	$ —
Foreign currency forward exchange contracts	27	—	27	—
Total assets	$ 965	$ —	$ 965	$ —

Foreign currency revenue forecast contracts	$ 278	$ —	$ 278	$ —
Foreign currency forward exchange contracts	20	—	20	—
Total liabilities	$ 298	$ —	$ 298	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the three months ended March 27, 2011:

(amounts in thousands)
March 27, 2011
Beginning balance, net of tax	$ 377
Changes in fair value gain, net of tax	(2,043)
Reclassification to earnings, net of tax	224
Ending balance, net of tax	$ (1,442)

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 27, 2011 and December 26, 2010 are summarized in the following table:

(amounts in thousands)	March 27, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 44,674	$ 44,674	$ 42,687	$ 42,687
Senior secured notes	$ 75,000	$ 75,750	$ 75,000	$ 75,787

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

Financial Instruments and Risk Management

We manufacture products in the U.S., the Caribbean, Europe, and the Asia Pacific region for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 27, 2011 and December 26, 2010:

(amounts in thousands)	March 27, 2011				December 26, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 18	Other current liabilities	$ 1,169	Other current assets	$ 938	Other current liabilities	$ 278
Total derivatives designated as hedging instruments		18		1,169		938		278

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	107	Other current liabilities	65	Other current assets	27	Other current liabilities	20
Total derivatives not designated as hedging instruments		107		65		27		20
Total derivatives		$ 125		$ 1,234		$ 965		$ 298

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended March 27, 2011 and March 28, 2010:

(amounts in thousands)	March 27, 2011				March 28, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (2,371)	Cost of sales	$ (218)	$ 19	$ 1,104	Cost of sales	$ (372)	$ (15)
Interest rate swap contracts	—	Interest expense	—	—	171	Interest expense	(159)	—
Total designated cash flow hedges	$ (2,371)		$ (218)	$ 19	$ 1,275		$ (531)	$ (15)

(amounts in thousands)	March 27, 2011		March 28, 2010
Quarter ended	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (338)	Other gain (loss), net	$ 165	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $13.7 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2011 to March 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2011, the fair value of these cash flow hedges were reflected as an $18 thousand asset and a $1.2 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $35.6 million (€26.0 million) and the unrealized loss recorded in other comprehensive income was $1.4 million (net of taxes of $0.2 million), of which $1.3 million (net of taxes of $0.2 million) is expected to be reclassified to earnings over the next twelve months. During the three months ended March 27, 2011, a $0.3 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized no hedge ineffectiveness during the three months ended March 27, 2011.

Note 12. PROVISION FOR RESTRUCTURING

Restructuring expense for the three months ended March 27, 2011 and March 28, 2010 was as follows:

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 1,585	$ 96
Other exit costs	32	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(9)	295
Other exit costs	(11)	45
Total	$ 1,597	$ 436

Restructuring accrual activity for the three months ended March 27, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/27/2011
SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,660	$ 1,593	$ (8)	$ (1,228)	$ 351	$ 7,368
Other exit costs(1)	—	32	—	(32)	—	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	—	(9)	(78)	—	632
Other exit costs(2)	143	—	(11)	(132)	—	—
Total	$ 7,522	$ 1,625	$ (28)	$ (1,470)	$ 351	$ 8,000

During the first three months of 2011, there was a net charge to earnings of $32 thousand due to a one-time payment related to a lease modification for an operating facility.
(2)
During 2010, lease termination costs of $0.6 million were recorded due to the closing of a manufacturing facility which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility. During the first three months of 2011, there was a net increase to earnings of $11 thousand due to lower than estimated lease termination costs.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of March 27, 2011, the net charge to earnings of $1.6 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $11.4 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 204, of which 114 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the three months ended March 27, 2011, there was a net increase to earnings of $20 thousand recorded in connection with the Manufacturing Restructuring Plan. This net increase was primarily due to lower than estimated severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan was 418, of which 383 have been terminated. As of March 27, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

Note 13. CONTINGENT LIABILITIES AND SETTLEMENTS

We are involved in certain legal actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our Consolidated Results of Operations and/or Financial Condition, except as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2010 for which there have been no material changes.

Note 14. BUSINESS SEGMENTS

(amounts in thousands)
Quarter ended	March 27, 2011		March 28, 2010
Business segment net revenue:
Shrink Management Solutions	$ 125,511		$ 129,429
Apparel Labeling Solutions	41,360		40,223
Retail Merchandising Solutions	17,802		17,804
Total revenues	$ 184,673		$ 187,456
Business segment gross profit:
Shrink Management Solutions	$ 47,818		$ 56,205
Apparel Labeling Solutions	13,906		15,396
Retail Merchandising Solutions	8,650		8,950
Total gross profit	70,374		80,551
Operating expenses	80,955	(1)	74,930	(2)
Interest (expense) income, net	(676)		(932)
Other gain (loss), net	110		266
(Loss) earnings before income taxes	$ (11,147)		$ 4,955

(1)	Includes a $1.6 million restructuring charge.
Includes a $0.4 million restructuring charge.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Such risks, uncertainties and assumptions include, but are not limited, to the following: satisfaction of applicable closing conditions in our agreement to acquire the Shore to Shore business; amendments to the Shore to Shore purchase agreement prior to closing; our ability to integrate this and other acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 26, 2010, and our other Securities and Exchange Commission filings.

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management, Apparel Labeling and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems and EAS consumables including Alpha solutions, store monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 31 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with subsequent phases initiated during fiscal 2010. In September 2010, we announced the remaining phases of the plan in which we anticipate the total plan to result in restructuring charges of approximately $20 million to $25 million, or $0.50 to $0.62 per diluted share. We expect implementation of this program to be substantially complete by the end of 2011 and to result in total cost savings of approximately $20 million to $25 million. We expect to realize approximately $15 million to $17 million of the total cost savings in 2011 and the remainder of the savings in 2012.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. The implementation of this program was substantially completed in 2010 and is expected to result in annualized cost savings of approximately $6 million in 2011.

In January 2011, the Company entered into an agreement to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels and brand protection and EAS solutions/labels. The aggregate initial purchase price to be paid is $67.95 million less any debt of the selling entity that the Company is required to discharge at closing. The purchase price is subject to adjustment based upon the aggregate net working capital of the Global Business at closing, with a portion of the purchase price to be paid at closing deposited into escrow. The purchase price is subject to contingencies based on the performance of the acquired business in 2010 as well as the successful migration of specified business accounts to the Company following the acquisition. The acquisition has not yet been settled as the closing of the acquisition is contingent upon certain criteria which have not yet been met.

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

Critical Accounting Policies and Estimates

We have updated the Revenue Recognition section of our Critical Accounting Policies and Estimates since those presented in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. Except for revisions to the Revenue Recognition section, there have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. The revised Revenue Recognition policy is included below.

Revenue Recognition. We recognize revenue when revenue is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the selling price should be allocated among the elements and when to recognize revenue for each element.

For arrangements with multiple elements, we allocate total arrangement consideration to all deliverables based on their relative selling price using a specific hierarchy and recognize revenue when each element’s revenue recognition criteria are met. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”). VSOE of fair value for each element is established based on the price charged when the same element is sold separately. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied.  Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.

Products leased to customers under sales-type leases are accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the products is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases. Rental revenue from products under operating leases is recognized over the term of the lease. Installation revenue from SMS EAS products is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed.

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

Analysis of Statement of Operations

Thirteen Weeks Ended March 27, 2011 Compared to Thirteen Weeks Ended March 28, 2010

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	March 27, 2011 (Fiscal 2011)	March 28, 2010 (Fiscal 2010)	Fiscal 2011 vs. Fiscal 2010

Net revenues
Shrink Management Solutions	68.0%	69.0%	(3.0)%%
Apparel Labeling Solutions	22.4	21.5	2.8
Retail Merchandising Solutions	9.6	9.5	—
Net revenues	100.0	100.0	(1.5)
Cost of revenues	61.9	57.0	6.9
Total gross profit	38.1	43.0	(12.6)
Selling, general, and administrative expenses	40.4	37.2	6.8
Research and development	2.6	2.5	2.1
Restructuring expense	0.8	0.2	266.3
Operating (loss) income	(5.7)	3.1	(288.2)
Interest income	0.5	0.4	44.6
Interest expense	0.9	0.9	2.6
Other gain (loss), net	0.1	0.1	(58.6)
(Loss) earnings before income taxes	(6.0)	2.7	(325.0)
Income taxes	(1.0)	0.8	(220.9)
Net (loss) earnings	(5.0)	1.9	(370.9)
Less: (loss) attributable to noncontrolling interests	—	—	N/A
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(5.0)%	1.9%	(365.6)%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first quarter of 2011 compared to the first quarter of 2010 decreased $2.8 million, or 1.5%, from $187.5 million to $184.7 million. Foreign currency translation had a positive impact on revenues of approximately $0.8 million, or 0.4%, in the first quarter of 2011 as compared to the first quarter of 2010.

(amounts in millions)
Quarter ended	March 27, 2011 (Fiscal 2011)	March 28, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$ 125.5	$ 129.5	$ (4.0)	(3.0)%
Apparel Labeling Solutions	41.4	40.2	1.2	2.8
Retail Merchandising Solutions	17.8	17.8	—	—
Net Revenues	$ 184.7	$ 187.5	$ (2.8)	(1.5)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $4.0 million, or 3.0%, during the first quarter of 2011 compared to the first quarter of 2010. Foreign currency translation had a positive impact of approximately $1.1 million. The decrease in Shrink Management Solutions was due to declines in organic growth in EAS consumables, EAS systems, and Merchandise Visibility (RFID) of $5.8 million, $1.3 million, and $0.9 million, respectively. These decreases were partially offset by increases in other SMS businesses including $1.4 million in CheckView® and $1.1 million in Alpha.

EAS consumables revenues decreased $5.8 million in the first quarter of 2011 as compared to the first quarter of 2010. The decrease was primarily due to Hard Tag @ Source™ revenues, which were well below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. A decline in Europe EAS label revenues due to volume declines with certain customers was also a factor.

EAS systems revenues decreased $1.3 million in the first quarter of 2011 as compared to the first quarter of 2010. The decrease was primarily due to declines in revenues primarily in Europe. New store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our Europe and North America based customers, who have increased their focus on margin improvement at existing stores. We have been addressing this by selling new, faster payback EAS consumables and Alpha solutions to existing customers while increasing our market share in underpenetrated retail verticals through innovative products such as Evolve™ and our Hard Tag @ Source™ program.

CheckView® revenues increased $1.4 million in the first quarter of 2011 as compared to the first quarter of 2010. The increase was due to modest growth in installations and on-going services with existing customers, primarily in the U.S. and Asia.  CheckView® has been dependent on new store openings and capital spending that has been scaled back by retail customers.  We have been successful in mitigating this trend by leveraging our relationships with EAS and Alpha customers to generate new revenue opportunities for CheckView®.

Alpha revenues increased $1.1 million in the first quarter of 2011 as compared to the first quarter of 2010. The increase was due to stronger demand for Alpha products as market conditions for high theft prevention products improved during the first quarter of 2011.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $1.2 million, or 2.8%, in the first quarter of 2011 as compared to the first quarter of 2010. After considering the foreign currency translation negative impact of approximately $0.3 million, the remaining increase of $1.5 million was primarily due to stronger demand from our apparel retail customers in Asia and the U.S. This increase was partially offset by a decline in sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues remained flat in the first quarter of 2011 as compared to the first quarter of 2010. Foreign currency translation had no significant impact on revenues for the comparable periods. Retail Display Solutions (RDS) increased $0.2 million and was offset by a $0.2 million decrease in Hand-held Labeling Solutions (HLS). We anticipate RDS and HLS will face difficult revenue trends in 2011 due to the impact of pricing pressures on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first quarter of 2011, gross profit decreased $10.2 million, or 12.6%, from $80.6 million to $70.4 million. The positive impact of foreign currency translation on gross profit was approximately $0.3 million. Gross profit, as a percentage of net revenues, decreased from 43.0% to 38.1%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 43.4% in the first quarter of 2010 to 38.1% in the first quarter of 2011. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables and CheckView®. The decline in EAS Consumables margin was due to delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity coupled with pricing that does not yet reflect the enhanced capabilities of these products.  EAS Consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. Growth in the typically lower margin CheckView® business also contributed to the decline, where gross margins were impacted by customer and product mix as well as costs associated with obsolete inventory.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 33.6% in the first quarter of 2011, from 38.3% in the first quarter of 2010. Certain Apparel Labeling Solutions products contain an EAS component. The efficiency issues that impacted EAS Consumables margins in the Shrink Management Solutions segment were also the primary factor in the Apparel Labeling Solutions margin decline.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 48.6% in the first quarter of 2011 from 50.3% in the first quarter of 2010. The decrease in Retail Merchandising Solutions gross profit percentage was due to lower margins in HLS resulting from unfavorable manufacturing variances related to lower volumes in the first quarter of 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $4.8 million, or 6.8%, during the first quarter of 2011 compared to the first quarter of 2010. Foreign currency translation increased SG&A expenses by approximately $0.2 million. The remaining increase in SG&A expense of $4.6 million was due primarily to increased operations and shared services expenses required to build capabilities prior to the implementation of our company wide ERP system and associated SG&A Restructuring and other cost savings initiatives beginning in the second quarter of 2011. Increased consulting costs incurred in connection with ERP system implementation, acquisition related costs and an expense resulting from lower than expected forfeitures in share-based compensation also contributed to the increase in SG&A expense.

Research and Development Expenses

Research and development (R&D) expenses were $4.8 million, or 2.6% of revenues, in the first quarter of 2011 and $4.7 million, or 2.5% of revenues in the first quarter of 2010.

Restructuring Expenses

Restructuring expenses were $1.6 million, or 0.8% of revenues in the first quarter of 2011 compared to $0.4 million or 0.2% of revenues in the first quarter of 2010.

Interest Income and Interest Expense

Interest income for the first quarter of 2011 increased $0.3 million from the comparable quarter in 2010. The increase in interest income was primarily due to higher cash balances and increased interest income recognized for sales-type leases during the first quarter of 2011 compared to the first quarter of 2010.

Interest expense for the first quarter of 2011 remained flat from the comparable quarter in 2010.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.1 million in the first quarter of 2011 compared to a net gain of $0.3 million in the first quarter of 2010. The decrease was primarily due to a $0.3 million foreign exchange loss during the first quarter of 2011 compared to a $0.1 million foreign exchange loss during the first quarter of 2010.

Income Taxes

The effective tax rate for the first quarter of 2011 was 16.5% as compared to 30.6% for the first quarter of 2010. The decrease in the first quarter 2011 tax rate was due to the mix of income between subsidiaries.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net (loss) earnings attributable to Checkpoint Systems, Inc. were a loss of $9.3 million, or $0.23 per diluted share, during the first quarter of 2011 compared to earnings of $3.5 million, or $0.09 per diluted share, during the first quarter of 2010. The weighted-average number of shares used in the diluted earnings per share computation were 40.3 million and 40.1 million for the first quarters of 2011 and 2010, respectively.

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

As of March 27, 2011, our cash and cash equivalents were $188.6 million compared to $173.8 million as of December 26, 2010. Cash and cash equivalents increased in 2011 primarily due to $11.0 million of cash provided by operating activities and $1.7 million of cash provided by financing activities, partially offset by $4.6 million of cash used in investing activities.

Cash provided by operating activities was $15.4 million greater during the first three months of 2011 compared to the first three months of 2010. In 2011 compared to 2010, our cash from operating activities was impacted positively by decreases in accounts receivable and inventories and increases in unearned revenues and other current liabilities, which was partially offset by a decrease in accounts payable. Accounts receivable decreased primarily due to decreased sales during the first three months of 2011 compared to the first three months of 2010. Inventory and accounts payable decreased primarily due to decreased customer orders during the first three months of 2011 compared to the first three months of 2010. Unearned revenues increased due to the increase of future contracted customer orders during the first quarter of 2011 associated with our Hard Tag @ Source™ program.

Cash used in investing activities was $1.6 million greater during the first three months of 2011 compared to the first three months of 2010. This was primarily due to an increase in property, plant and equipment in 2011, related primarily to the company-wide ERP system implementation.

Cash provided by financing activities was $1.5 million less in the first three months of 2011 compared to the first three months of 2010. The decrease in cash provided by financing activities was primarily due to a decrease in proceeds from issuances of stock as well as decreases in proceeds from the existing borrowing facilities. The decrease in cash provided by financing activities was offset by lower payments against existing borrowing facilities during the first three months of 2011.

Our percentage of total debt to total equity as of March 27, 2011, was 24.0% compared to 24.3% as of December 26, 2010. As of March 27, 2011, our working capital was $304.8 million compared to $298.8 million as of December 26, 2010.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in research and development amounted to $4.8 million and $4.7 million during the first three months of 2011 and the first three months of 2010, respectively. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. We anticipate spending approximately $15 million on research and development to support achievement of our strategic plan during the remainder of 2011.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first three months of 2011, our contribution to these plans was $1.4 million. Our total funding expectation for 2011 is $5.1 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first three months of 2011 totaled $4.3 million compared to $3.1 million during 2010. During the first three months of 2011, our acquisition of property, plant, and equipment included $2.1 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount during the first three months of 2010. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $31 million in 2011.

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

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.9 million (HKD 61.6 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of March 27, 2011 is $8.1 million (HKD 63.5 million). As of March 27, 2011, the Company has outstanding $4.3 million (HKD 33.6 million) against the term loan, $2.0 million (HKD 15.6 million) against the trade finance facility, and $0.4 million (HKD 3.0 million) against the revolving loan facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

As of March 27, 2011, the Japanese local line of credit is $1.8 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At March 27, 2011, the interest rate was 4.09%.  At March 27, 2011, our short-term full-recourse factoring arrangement equaled $11.3 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At March 27, 2011 the factoring arrangements had a balance of $1.7 million (€1.2 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.3 million (€0.9 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of March 27, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of March 27, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of March 27, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of March 27, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of March 27, 2011, we were in compliance with all covenants.

In January 2011, the Company entered into an agreement to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels and brand protection and EAS solutions/labels. The aggregate initial purchase price to be paid is $67.95 million less any debt of the selling entity that the Company is required to discharge at closing. The purchase price is subject to adjustment based upon the aggregate net working capital of the acquired business at closing, with a portion of the purchase price to be paid at closing deposited into escrow. The purchase price is subject to contingencies of up to an additional $18.75 million based on the performance of the acquired business in 2010 as well as the successful migration of specified business accounts to the Company following the acquisition. The acquisition has not yet been settled as the closing of the acquisition is contingent upon certain criteria which have not yet been met.

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

Provisions for Restructuring

Restructuring expense for the three months ended March 27, 2011 and March 28, 2010 was as follows:

(amounts in thousands)
Quarter ended	March 27, 2011	March 28, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 1,585	$ 96
Other exit costs	32	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(9)	295
Other exit costs	(11)	45
Total	$ 1,597	$ 436

Restructuring accrual activity for the three months ended March 27, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 3/27/2011
SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,660	$ 1,593	$ (8)	$ (1,228)	$ 351	$ 7,368
Other exit costs(1)	—	32	—	(32)	—	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	—	(9)	(78)	—	632
Other exit costs(2)	143	—	(11)	(132)	—	—
Total	$ 7,522	$ 1,625	$ (28)	$ (1,470)	$ 351	$ 8,000

(1)	During the first three months of 2011, there was a net charge to earnings of $32 thousand due to a one-time payment related to a lease modification for an operating facility.
(2)
During 2010, lease termination costs of $0.6 million were recorded due to the closing of a manufacturing facility which were partially offset by a deferred rent charge of $0.1 million previously incurred in prior periods for the manufacturing facility. During the first three months of 2011, there was a net reduction to earnings of $11 thousand due to lower than estimated lease termination costs.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of March 27, 2011, the net charge to earnings of $1.6 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $11.4 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 204, of which 114 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the phases of the SG&A Restructuring Plan that have been implemented are anticipated to be approximately $20 million to $25 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the three months ended March 27, 2011, there was a net reduction to earnings of $20 thousand recorded in connection with the Manufacturing Restructuring Plan. This net reduction was primarily due to lower than estimated severance accruals and other exit costs associated with the closing of manufacturing facilities.

The total number of employees currently affected by the Manufacturing Restructuring Plan were 418, of which 383 have been terminated. As of March 27, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination. Annual savings in connection with the Manufacturing Restructuring Plan are anticipated to be approximately $6 million.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operation leases presented in our Annual Report on Form 10-K for the year ended December 26, 2010.

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 26, 2010. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.1 million as of March 27, 2011, and $16.4 million as of December 26, 2010, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of these standards did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In April 2010, FASB issued ASU 2010-13 "Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" (ASU 2010-13). Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this standard are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In December 2010, FASB issued ASU 2010-28 “Intangibles - Goodwill and Other (Topic 350)” (ASU 2010-28). Topic 350 is amended to clarify the requirement to test for impairment of goodwill. Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, which for us was December 27, 2010, the first day of our 2011 fiscal year. The adoption of the standard did not have a material impact on our Consolidated Financial Statements.

New Accounting Pronouncements and Other Standards

In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2011-01 will be effective for interim and annual periods ending after June 15, 2011. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02). The amendments to Topic 310 (Receivables) clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties and when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 26, 2010.

Exposure to Foreign Currency

We manufacture products in the U.S., the Caribbean, Europe, and the Asia Pacific region for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $13.7 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and $0.1 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2011 to March 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 27, 2011, the fair value of these cash flow hedges were reflected as an $18 thousand asset and a $1.2 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $35.6 million (€26.0 million) and the unrealized loss recorded in other comprehensive income was $1.4 million (net of taxes of $0.2 million), of which $1.3 million (net of taxes of $0.2 million) is expected to be reclassified to earnings over the next twelve months. During the three months ended March 27, 2011, a $0.3 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized no hedge ineffectiveness during the three months ended March 27, 2011.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the Company's first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. There have been no material changes to the actions described in Part I - Item 3 - “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 26, 2010, and there are no material pending legal proceedings other than as described therein.

Item 1A. RISK FACTORS

There have been no material changes from December 26, 2010 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 26, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 10.1
Master Purchase Agreement dated January 28, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau.

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

CHECKPOINT SYSTEMS, INC.

May 3, 2011	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 10.1
Master Purchase Agreement dated January 28, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau.

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