Form 10-Q/A
period 2011-03-27
CHECKPOINT SYSTEMS INC
filed 2011-05-04
CIK 215419

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10−Q for the period ended March 27, 2011 (“Form 10−Q”), as filed with the Securities and Exchange Commission on May 4, 2011, is to furnish Exhibit 101 to the Form 10−Q, which provides certain items from our Form 10−Q formatted in eXtensible Business Reporting Language (“XBRL”). No other changes have been made to the Form 10−Q other than the furnishing of the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

May 4, 2011	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Definition Document
Exhibit 101.CAL**	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Presentation Linkbase Document

** furnished herewith