Form 10-Q
period 2011-06-26
CHECKPOINT SYSTEMS INC
filed 2011-08-03
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 27, 2011, there were 40,098,852 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	June 26, 2011	December 26, 2010*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 183,831	$ 173,802
Restricted cash	652	140
Accounts receivable, net of allowance of $11,161 and $10,472	197,310	178,636
Inventories	134,115	106,974
Other current assets	44,599	32,655
Deferred income taxes	20,189	20,622
Total Current Assets	580,696	512,829
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,202	2,340
PROPERTY, PLANT, AND EQUIPMENT, net	146,089	121,258
GOODWILL	282,662	231,325
OTHER INTANGIBLES, net	103,145	90,823
DEFERRED INCOME TAXES	53,158	52,506
OTHER ASSETS	24,008	24,192
TOTAL ASSETS	$ 1,191,960	$ 1,035,273

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 26,367	$ 22,225
Accounts payable	75,852	63,366
Accrued compensation and related taxes	32,413	29,308
Other accrued expenses	70,056	47,646
Income taxes	46	4,395
Unearned revenues	29,225	12,196
Restructuring reserve	7,629	7,522
Accrued pensions — current	4,672	4,358
Other current liabilities	61,081	23,019
Total Current Liabilities	307,341	214,035
LONG-TERM DEBT, LESS CURRENT MATURITIES	146,704	119,724
ACCRUED PENSIONS	82,036	75,396
OTHER LONG-TERM LIABILITIES	31,454	30,502
DEFERRED INCOME TAXES	11,784	11,325
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,131,952 and 43,843,095	4,413	4,384
Additional capital	414,143	407,383
Retained earnings	233,531	233,322
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	30,801	10,722
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	611,368	584,291
NON-CONTROLLING INTERESTS	1,273	—
TOTAL EQUITY	612,641	584,291
TOTAL LIABILITIES AND EQUITY	$ 1,191,960	$ 1,035,273

* Derived from the Company’s audited Consolidated Financial Statements at December 26, 2010.
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Net revenues	$ 219,931	$ 208,176	$ 404,604	$ 395,632
Cost of revenues	134,439	117,412	248,738	224,317
Gross profit	85,492	90,764	155,866	171,315
Selling, general, and administrative expenses	80,695	70,233	155,078	140,035
Research and development	5,347	5,216	10,136	9,908
Restructuring expense	1,495	1,199	3,092	1,635
Acquisition costs	2,017	—	2,203	—
Other operating income	16,672	—	16,672	—
Operating income	12,610	14,116	2,029	19,737
Interest income	727	698	1,693	1,366
Interest expense	1,918	1,421	3,560	3,021
Other gain (loss), net	(376)	(1,462)	(266)	(1,196)
Earnings (loss) before income taxes	11,043	11,931	(104)	16,886
Income taxes	1,521	2,898	(315)	4,416
Net earnings	9,522	9,033	211	12,470
Less: income (loss) attributable to non-controlling interests	2	(7)	2	(76)
Net earnings attributable to Checkpoint Systems, Inc.	$ 9,520	$ 9,040	$ 209	$ 12,546

Net earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic earnings per share	$ .23	$ .23	$ .01	$ .32

Diluted earnings per share	$ .23	$ .22	$ .01	$ .31

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				27,371				(116)	27,255
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit on stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of non-controlling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized gains on derivative hedges, net of tax							679		679
Recognized loss on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment							(15,258)	37	(15,221)
Balance, December 26, 2010	43,843	$ 4,384	$ 407,383	$ 233,322	4,036	$ (71,520)	$ 10,722	$ —	$ 584,291
Net earnings				209				2	211
Exercise of stock-based compensation and awards released	289	29	1,540						1,569
Tax benefit on stock-based compensation			90						90
Stock-based compensation expense			4,779						4,779
Deferred compensation plan			351						351
Non-controlling interests of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							(244)		(244)
Change in realized and unrealized gains on derivative hedges, net of tax							(1,762)		(1,762)
Foreign currency translation adjustment							22,085		22,085
Balance, June 26, 2011	44,132	$ 4,413	$ 414,143	$ 233,531	4,036	$ (71,520)	$ 30,801	$ 1,273	$ 612,641

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(amounts in thousands)
	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net earnings	$ 9,522	$ 9,033	$ 211	$ 12,470
Amortization of pension plan actuarial losses (gains), net of tax	12	(33)	(244)	51
Change in realized and unrealized gains (losses) on derivative hedges, net of tax	57	584	(1,762)	2,136
Foreign currency translation adjustment	3,490	(16,067)	22,085	(31,302)
Comprehensive income (loss)	13,081	(6,483)	20,290	(16,645)
Less: comprehensive income (loss) attributable to non-controlling interests	2	25	2	(57)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$ 13,079	$ (6,508)	$ 20,288	$ (16,588)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net earnings	$ 211	$ 12,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,861	17,200
Deferred taxes	1,812	596
Stock-based compensation	4,779	4,496
Provision for losses on accounts receivable	889	443
Excess tax benefit on stock compensation	(594)	(1,259)
Loss on disposal of fixed assets	5	62
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(3,043)	14,064
Inventories	(21,245)	(23,224)
Other current assets	(10,894)	(3,206)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	4,526	10,805
Income taxes	(5,331)	(4,882)
Unearned revenues	16,163	(3,788)
Restructuring reserve	(62)	(1,712)
Other current and accrued liabilities	28,152	(12,900)
Net cash provided by operating activities	33,229	9,165
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(9,416)	(8,857)
Acquisitions of businesses, net of cash acquired	(48,937)	—
Change in restricted cash	(355)	(336)
Other investing activities	192	78
Net cash (used in) investing activities	(58,516)	(9,115)
Cash flows from financing activities:
Proceeds from stock issuances	1,569	3,980
Excess tax benefit on stock compensation	594	1,259
Proceeds from short-term debt	196	5,411
Payment of short-term debt	(877)	(3,979)
Net change in factoring and bank overdrafts	47	1,833
Proceeds from long-term debt	31,117	6,105
Payment of long-term debt	(5,310)	(1,890)
Debt issuance costs	—	(280)
Net cash provided by financing activities	27,336	12,439
Effect of foreign currency rate fluctuations on cash and cash equivalents	7,980	(11,855)
Net increase in cash and cash equivalents	10,029	634
Cash and cash equivalents:
Beginning of period	173,802	162,097
End of period	$ 183,831	$ 162,731

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 26, 2011 and December 26, 2010 and our results of operations for the thirteen and twenty-six weeks ended June 26, 2011 and June 27, 2010 and changes in cash flows for the twenty-six weeks ended June 26, 2011 and June 27, 2010. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of June 26, 2011, the unused portion of a grant from the Chinese government of $0.5 million (RMB 3.3 million) and $0.2 million in compensating balances were recorded within restricted cash in the accompanying Consolidated Balance Sheets.

Accounts Receivable

At June 26, 2011, proceeds from the sale of accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaled $30.9 million. Proceeds from the initial sale of the accounts receivable are used to fund operations. We have presented the earnings recognized on the sale of the receivables separately under the line item captioned other operating income on our Consolidated Statements of Operations for the three and six months ended June 26, 2011 and June 27, 2010. This transaction meets the criteria for sale treatment in accordance with ASC 860 "Accounting for Transfers and Servicing of Financial Assets".

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of June 26, 2011 and December 26, 2010 were $16.8 million and $13.1 million, respectively. As of June 26, 2011, $15.4 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $1.4 million and $12.7 million as of June 26, 2011 and December 26, 2010, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Six months ended	June 26, 2011
Balance at beginning of year	$ 6,170
Accruals for warranties issued	3,132
Settlements made	(3,343)
Foreign currency translation adjustment	213
Balance at end of period	$ 6,172

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

New Accounting Pronouncements and Other Standards

In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2011-01 is effective upon issuance. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

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

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	June 26, 2011	December 26, 2010
Raw materials	$ 27,587	$ 21,976
Work-in-process	7,205	5,416
Finished goods	99,323	79,582
Total	$ 134,115	$ 106,974

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $103.1 million and $90.8 million as of June 26, 2011 and December 26, 2010, respectively.

The following table reflects the components of intangible assets as of June 26, 2011 and December 26, 2010:

(dollar amounts in thousands)
		June 26, 2011		December 26, 2010
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 97,812	$ 47,035	$ 79,696	$ 41,226
Trade name	1 to 30	31,745	18,355	29,148	16,634
Patents, license agreements	3 to 14	62,960	49,038	60,410	45,048
Other	2 to 6	7,259	4,343	10,701	8,320
Total amortized finite-lived intangible assets		199,776	118,771	179,955	111,228

Indefinite-lived intangible assets:
Trade name		22,140	—	22,096	—
Total identifiable intangible assets		$ 221,916	$ 118,771	$ 202,051	$ 111,228

Amortization expense for the three and six months ended June 26, 2011 was $3.0 million and $5.6 million, respectively.
Amortization expense for the three and six months ended June 27, 2010 was $3.0 million and $6.1 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2011	$ 12,163
2012	$ 11,465
2013	$ 10,303
2014	$ 9,788
2015	$ 9,614

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Acquired during the year	—	467	—	467
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(6,554)	225	(5,798)	(12,127)
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325
Acquired during the year	—	39,850	—	39,850
Translation adjustments	6,470	56	4,961	11,487
Balance as of June 26, 2011	$ 171,794	$ 43,821	$ 67,047	$ 282,662

The following table reflects the components of goodwill as of June 26, 2011 and December 26, 2010:

(amounts in thousands)
	June 26, 2011			December 26, 2010
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$ 226,562	$ 54,768	$ 171,794	$ 219,771	$ 54,447	$ 165,324
Apparel Labeling Solutions	63,585	19,764	43,821	23,102	19,187	3,915
Retail Merchandising Solutions	141,011	73,964	67,047	130,486	68,400	62,086
Total goodwill	$ 431,158	$ 148,496	$ 282,662	$ 373,359	$ 142,034	$ 231,325

On January 28, 2011, Checkpoint Systems, Inc. and certain of its direct subsidiaries (collectively, the “Company”) entered into a Master Purchase Agreement. The Master Purchase Agreement outlines the general terms and conditions pursuant to which the Company agreed to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $39.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility, and a payable to be settled in the third quarter of 2011 of $27.8 million for a 2010 performance based purchase accounting adjustment and other post-closing items, which includes the acquisition of the following:

•
100% of the voting equity interests of J&F International, Inc. (U.S.), Shore to Shore Far East (Hong Kong), Shore to Shore MIS (India), Shore to Shore Lacar SA (Guatemala), Adapt Identification (HK) Ltd., and W Print Europe Ltd. (UK);

•	Assets of Shore to Shore, Inc. (U.S.), Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., and Wing Hung Printing Co., Ltd. (U.S.);
•	51% of the voting equity interests of Shore to Shore PVT Ltd. (Sri Lanka);
•
50% of the voting equity interests of the Cybsa Adapt SA de CV (El Salvador) joint venture. In accordance with ASC 323 “Investments—Equity Method and Joint Ventures”, we have applied the Equity Method in recording this joint venture.

Included in the $27.8 million payable, which is recorded in other current liabilities on our Consolidated Balance Sheets, is $17.5 million of purchase price related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We expect to conclude on the 2010 performance of the acquired businesses during the third quarter of 2011.  After final determination of the 2010 performance including final payment amount due, an adjustment will be recorded to the purchase price and goodwill. Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $2.0 million and $2.2 million for the three and six months ended June 26, 2011.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheets as of June 26, 2011 and December 26, 2010, and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and six months ended June 26, 2011 and June 27, 2010. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

At June 26, 2011, the financial statements reflected the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, including $22.8 million in Property, Plant, and Equipment, $7.2 million in Accounts Receivable, and $2.2 million in Inventories. This preliminary allocation resulted in acquired goodwill of $39.9 million and intangible assets of $16.2 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($15.4 million), and trade names ($0.5 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. Also, the allocation of the purchase price remains open for final valuation results, quantification of acquired income and non-income based tax exposures, and certain information related to deferred income taxes. The measurement period is expected to be completed by May of 2012. The tax deductible portion of the acquired goodwill will also be determined during the measurement period. The results from the acquisition date through June 26, 2011 are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements (revenues of $6.0 million and net earnings of $0.5 million).

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.3 million during the first six months of 2010 without a comparable charge in 2011.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of June 26, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)	June 26, 2011	December 26, 2010
Line of credit	$ 1,866	$ 1,808
Overdraft	613	—
Full-recourse factoring liabilities	15,983	13,065
Term loans	5,307	4,950
Revolving loan facility	385	386
Other short-term borrowings	562	—
Current portion of long-term debt	1,651	2,016
Total short-term borrowings and current portion of long-term debt	$ 26,367	$ 22,225

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. As of June 26, 2011, $4.4 million related to the assumed debt remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.6 million (HKD 59.5 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of June 26, 2011 is $9.2 million (HKD 71.6 million). The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $2.7 million (HKD 21.1 million) at June 26, 2011. The interest rate on this arrangement is HIBOR + 2.5%. The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million). The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%. As of June 26, 2011, the revolving loan facility is $0.4 million (HKD 3.0 million) and is fully drawn.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million). The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of June 26, 2011, $4.0 million (HKD 31.5 million) was outstanding.

Included in Term loans is a $0.2 million (RMB 1.5 million) term loan maturing in May 2012. The term loan is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At June 26, 2011, the interest rate was 4.43%. At June 26, 2011, our short-term full-recourse factoring arrangement equaled $11.4 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

As of June 26, 2011, the Japanese local line of credit is $1.9 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

Long-Term Debt

Long-term debt as of June 26, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)
	June 26, 2011	December 26, 2010
Senior Secured Credit Facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 69,904	$ 42,687
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,636	1,740
Other capital leases with maturities through 2016	1,815	2,313
Total	148,355	121,740
Less current portion	1,651	2,016
Total long-term portion	$ 146,704	$ 119,724

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of June 26, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of June 26, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of June 26, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of June 26, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of June 26, 2011, we were in compliance with all covenants.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At June 26, 2011 the factoring arrangements had a balance of $1.6 million (€1.2 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.2 million (€0.9 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 26, 2011 was $2.0 million and $4.8 million ($1.5 million and $3.5 million, net of tax), respectively. For the three and six months ended June 27, 2010, the total compensation expense was $2.2 million and $4.5 million ($1.5 million and $3.1 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $1.1 million and $1.8 million for the six months ended June 26, 2011 and June 27, 2010, respectively.

Stock Options

Option activity under the principal option plans as of June 26, 2011 and changes during the six months ended June 26, 2011 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2010	2,745,796	$ 19.11	5.32	$ 8,731
Granted	93,144	21.91
Exercised	(124,098)	12.50
Forfeited or expired	(18,965)	17.44
Outstanding at June 26, 2011	2,695,877	$ 19.52	5.03	$ 3,571
Vested and expected to vest at June 26, 2011	2,653,406	$ 19.52	4.97	$ 3,533
Exercisable at June 26, 2011	2,187,179	$ 19.66	4.39	$ 2,722

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 26, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 26, 2011 and June 27, 2010 was $1.0 million and $3.0 million, respectively.

As of June 26, 2011, $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

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

The assumptions and weighted-average fair values were as follows:

Six months ended	June 26, 2011	June 27, 2010
Weighted-average fair value of grants	$ 9.88	$ 7.39
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	49.85%	48.11%
Expected life (in years)	4.96	4.93
Risk-free interest rate	2.178%	1.893%

Restricted Stock Units

Nonvested service based restricted stock units as of June 26, 2011 and changes during the six months ended June 26, 2011 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 26, 2010	630,244	0.81	$ 20.48
Granted	246,142		$ 20.91
Vested	(150,949)		$ 21.52
Forfeited	(13,297)		$ 15.09
Nonvested at June 26, 2011	712,140	1.16	$ 20.51
Vested and expected to vest at June 26, 2011	590,013	1.14
Vested at June 26, 2011	62,590	—

The total fair value of restricted stock awards vested during the first six months of 2011 was $3.2 million as compared to $2.1 million in the first six months of 2010. As of June 26, 2011, there was $5.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total amount accrued related to the plan equaled $0.2 million at June 26, 2011, of which $0.2 million and $0.3 million was expensed for the three and six months ended June 26, 2011. The total amount accrued related to the plan equaled $0.1 million at June 27, 2010, of which $8 thousand and $0.1 million was expensed for the three and six months ended June 27, 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 26, 2011 and June 27, 2010 were as follows:

(amounts in thousands)
Six months ended	June 26, 2011	June 27, 2010
Interest	$ 2,895	$ 2,266
Income tax payments	$ 4,819	$ 10,715

In January 2011, the Company entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $39.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility, and a payable to be settled in the third quarter of 2011 of $27.8 million for a 2010 performance based purchase accounting adjustment and other post-closing items.  The acquisition payment, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Basic earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 9,520	$ 9,040	$ 209	$ 12,546

Diluted earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ 9,520	$ 9,040	$ 209	$ 12,546

Shares:
Weighted-average number of common shares outstanding	40,084	39,476	39,990	39,330
Shares issuable under deferred compensation agreements	458	469	447	436
Basic weighted-average number of common shares outstanding	40,542	39,945	40,437	39,766
Common shares assumed upon exercise of stock options and awards	360	552	461	526
Shares issuable under deferred compensation arrangements	12	13	5	9
Dilutive weighted-average number of common shares outstanding	40,914	40,510	40,903	40,301

Basic earnings attributable to Checkpoint Systems, Inc. per share	$ .23	$ .23	$ .01	$ .32

Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ .23	$ .22	$ .01	$ .31

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six month periods ended June 26, 2011 and June 27, 2010 were as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS	1,847	1,380	1,608	1,509

Note 8. INCOME TAXES

The effective tax rate for the twenty-six weeks ended June 26, 2011 was 302.9% as compared to 26.2% for the twenty-six weeks ended June 27, 2010. The increase in the 2011 tax rate was due to the decrease in year-to-date pretax income.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At June 26, 2011 and December 26, 2010, the Company had net deferred tax assets of $60.9 million and $61.5 million, respectively.

During 2010 negative evidence arose in the form of cumulative losses in two material jurisdictions with net deferred tax assets of $41.8 million and $10.1 million, respectively. The Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdictions’ deferred tax assets. The Company is committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.2 million and $12.8 million at June 26, 2011 and December 26, 2010, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the six months ended June 26, 2011, we did not recognize any interest and penalties expense compared to an interest and penalties expense of $0.4 million during the six months ended June 27, 2010, in the Statement of Operations. At June 26, 2011 and December 26, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.6 million and $3.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $3.4 million to $5.3 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2005 – 2009, and Sweden 2007 – 2009.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 26, 2011 and June 27, 2010 were as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$ 252	$ 206	$ 489	$ 429
Interest cost	1,140	1,043	2,221	2,175
Expected return on plan assets	40	(14)	78	(30)
Amortization of actuarial (gain)	13	(6)	25	(12)
Amortization of transition obligation	33	30	65	62
Amortization of prior service costs	—	—	1	1
Net periodic pension cost	$ 1,478	$ 1,259	$ 2,879	$ 2,625

We expect the cash requirements for funding the pension benefits to be approximately $5.1 million during fiscal 2011, including $2.8 million which was funded during the six months ended June 26, 2011.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 26, 2011 and December 26, 2010 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement June 26, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 45	$ —	$ 45	$ —
Foreign currency forward exchange contracts	7	—	7	—
Total assets	$ 52	$ —	$ 52	$ —

Foreign currency revenue forecast contracts	$ 724	$ —	$ 724	$ —
Foreign currency forward exchange contracts	—	—	—	—
Total liabilities	$ 724	$ —	$ 724	$ —

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 938	$ —	$ 938	$ —
Foreign currency forward exchange contracts	27	—	27	—
Total assets	$ 965	$ —	$ 965	$ —

Foreign currency revenue forecast contracts	$ 278	$ —	$ 278	$ —
Foreign currency forward exchange contracts	20	—	20	—
Total liabilities	$ 298	$ —	$ 298	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the six months ended June 26, 2011:

(amounts in thousands)
June 26, 2011
Beginning balance, net of tax	$ 377
Changes in fair value gain, net of tax	(2,350)
Reclassification to earnings, net of tax	588
Ending balance, net of tax	$ (1,385)

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 26, 2011 and December 26, 2010 are summarized in the following table:

(amounts in thousands)	June 26, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 69,904	$ 69,904	$ 42,687	$ 42,687
Senior secured notes	$ 75,000	$ 76,096	$ 75,000	$ 75,787

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 26, 2011 and December 26, 2010:

(amounts in thousands)	June 26, 2011				December 26, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 45	Other current liabilities	$ 724	Other current assets	$ 938	Other current liabilities	$ 278
Total derivatives designated as hedging instruments		45		724		938		278

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	7	Other current liabilities	—	Other current assets	27	Other current liabilities	20
Total derivatives not designated as hedging instruments		7		—		27		20
Total derivatives		$ 52		$ 724		$ 965		$ 298

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended June 26, 2011 and June 27, 2010:

(amounts in thousands)	June 26, 2011				June 27, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (354)	Cost of sales	$ (276)	$ (124)	$ 978	Cost of sales	$ 382	$ (11)
Interest rate swap contracts	—	Interest expense	—	—	—	Interest expense	—	—
Total designated cash flow hedges	$ (354)		$ (276)	$ (124)	$ 978		$ 382	$ (11)

The following tables present the amounts affecting the Consolidated Statement of Operations for the six months ended June 26, 2011 and June 27, 2010:

(amounts in thousands)	June 26, 2011				June 27, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (2,725)	Cost of sales	$ (494)	$ (105)	$ 2,082	Cost of sales	$ 10	$ (26)
Interest rate swap contracts	—	Interest expense	—	—	171	Interest expense	(159)	—
Total designated cash flow hedges	$ (2,725)		$ (494)	$ (105)	$ 2,253		$ (149)	$ (26)

(amounts in thousands)	Quarter (13 weeks) Ended				Six Months (26 weeks) Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (158)	Other gain (loss), net	$ 237	Other gain (loss), net	$ (495)	Other gain (loss), net	$ 410	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 26, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $3.3 million. The fair values of the forward exchange contracts were reflected as a $7 thousand asset and are included in other current assets and in the accompanying Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2011 to June 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 26, 2011, the fair value of these cash flow hedges were reflected as a $45 thousand asset and a $0.7 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $28.1 million (€20.2 million) and the unrealized loss recorded in other comprehensive income was $1.4 million (net of taxes of $0.2 million), of which $1.4 million (net of taxes of $0.2 million) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 26, 2011, a $0.3 million and $0.5 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $0.1 million of hedge ineffectiveness during the six months ended June 26, 2011.

Note 11. PROVISION FOR RESTRUCTURING

Restructuring expense for the three and six months ended June 26, 2011 and June 27, 2010 was as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 874	$ 741	$ 2,459	$ 837
Other exit costs	578	—	610	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(32)	274	(41)	569
Other exit costs	75	184	64	229
Total	$ 1,495	$ 1,199	$ 3,092	$ 1,635

Restructuring accrual activity for the six months ended June 26, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/2011
SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,660	$ 2,577	$ (118)	$ (2,545)	$ 314	$ 6,888
Other exit costs(1)	—	610	—	(128)	—	482
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(110)	(494)	—	184
Other exit costs(2)	143	75	(11)	(132)	—	75
Total	$ 7,522	$ 3,331	$ (239)	$ (3,299)	$ 314	$ 7,629

(1)
During the first six months of 2011, there was a net charge to earnings of $0.6 million due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility.

(2)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the first six months of 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of June 26, 2011, the net charge to earnings of $3.1 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $12.9 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 204, of which 141 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the six months ended June 26, 2011, there was a net charge to earnings of $23 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees currently affected by the Manufacturing Restructuring Plan was 420, of which 417 have been terminated. As of June 26, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

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

Note 13. BUSINESS SEGMENTS

During the three and six months ended June 26, 2011, the Company’s acquisition of the Shore to Shore businesses resulted in an increase in Apparel Labeling Solutions segment assets. Specific segment data are as follows:

(amounts in thousands)	Quarter (13 weeks) Ended				Six Months (26 weeks) Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
Business segment net revenue:
Shrink Management Solutions	$ 148,298		$ 143,837		$ 273,809		$ 273,267
Apparel Labeling Solutions	53,857		48,185		95,217		88,408
Retail Merchandising Solutions	17,776		16,154		35,578		33,957
Total revenues	$ 219,931		$ 208,176		$ 404,604		$ 395,632
Business segment gross profit:
Shrink Management Solutions	$ 61,435		$ 64,738		$ 109,253		$ 120,943
Apparel Labeling Solutions	15,574		18,313		29,480		33,709
Retail Merchandising Solutions	8,483		7,713		17,133		16,663
Total gross profit	85,492		90,764		155,866		171,315
Operating expenses, net	72,882	(1)	76,648	(2)	153,837	(3)	151,578	(4)
Interest (expense) income, net	(1,191)		(723)		(1,867)		(1,655)
Other gain (loss), net	(376)		(1,462)		(266)		(1,196)
Earnings before income taxes	$ 11,043		$ 11,931		$ (104)		$ 16,886

(1)	Includes a $1.5 million restructuring charge and $2.0 million in acquisition costs.
(2)	Includes a $1.2 million restructuring charge.
(3)	Includes a $3.1 million restructuring charge and $2.2 million in acquisition costs.
(4)	Includes a $1.6 million restructuring charge.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Such risks, uncertainties and assumptions include, but are not limited, to the following: our ability to integrate the Shore to Shore acquisition and other acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to implement cost reduction in field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 26, 2010, and our other Securities and Exchange Commission filings.

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management, Apparel Labeling and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems and EAS consumables including Alpha® solutions, store monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 35 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

In January 2011, the Company entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million. The financial statements reflect the preliminary allocations of the purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in key geographical locations.

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of June 27, 2010, our financial statements reflect the final allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment.  Brilliant’s woven and printed label manufacturing capabilities has contributed to establishing us as a full range global supplier for the apparel labeling solutions business.

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

Future financial results will be dependent upon our ability to expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to our solutions for shrink management, merchandise visibility™ and apparel labeling, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 26, 2011 Compared to Thirteen Weeks Ended June 27, 2010

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	June 26, 2011 (Fiscal 2011)	June 27, 2010 (Fiscal 2010)	Fiscal 2011 vs. Fiscal 2010

Net revenues
Shrink Management Solutions	67.4%	69.1%	3.1%%
Apparel Labeling Solutions	24.5	23.1	11.8
Retail Merchandising Solutions	8.1	7.8	10.0
Net revenues	100.0	100.0	5.6
Cost of revenues	61.1	56.4	14.5
Total gross profit	38.9	43.6	(5.8)
Selling, general, and administrative expenses	36.7	33.7	14.9
Research and development	2.5	2.5	2.5
Restructuring expense	0.7	0.6	24.7
Acquisition costs	0.9	—	N/A
Other operating income	7.6	—	N/A
Operating income	5.7	6.8	(10.7)
Interest income	0.3	0.3	4.2
Interest expense	0.9	0.7	35.0
Other (loss) gain, net	(0.1)	(0.7)	(74.3)
Earnings before income taxes	5.0	5.7	(7.4)
Income taxes	0.7	1.4	(47.5)
Net earnings	4.3	4.3	5.4
Less: income (loss) attributable to non-controlling interests	—	—	(128.6)
Net earnings attributable to Checkpoint Systems, Inc.	4.3%	4.3%	5.3%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the second quarter of 2011 compared to the second quarter of 2010 increased $11.7 million, or 5.6%, from $208.2 million to $219.9 million. Foreign currency translation had a positive impact on revenues of approximately $12.3 million, or 5.9%, in the second quarter of 2011 as compared to the second quarter of 2010.

(amounts in millions)
Quarter ended	June 26, 2011 (Fiscal 2011)	June 27, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$ 148.3	$ 143.8	$ 4.5	3.1%
Apparel Labeling Solutions	53.8	48.2	5.6	11.8
Retail Merchandising Solutions	17.8	16.2	1.6	10.0
Net Revenues	$ 219.9	$ 208.2	$ 11.7	5.6%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues increased $4.5 million, or 3.1%, during the second quarter of 2011 compared to the second quarter of 2010. Foreign currency translation had a positive impact of approximately $8.5 million. The decrease in Shrink Management Solutions, after considering the foreign currency translation positive impact, was due to declines of $8.1 million in EAS consumables and $2.1 million in CheckView®. These decreases were offset by increases in the other SMS businesses including EAS systems and Alpha of $4.9 million and $0.4 million, respectively.

EAS consumables revenues decreased $8.1 million in the second quarter of 2011 as compared to the second quarter of 2010. Similar to the impact on first quarter 2011 results, the decrease was primarily due to Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. A decline in Europe EAS label revenues due to reduced volumes with certain customers was also a factor.

CheckView® revenues decreased $2.1 million in the second quarter of 2011 as compared to the second quarter of 2010. The decrease was due to declines in installations and on-going services with existing customers, primarily in the U.S., International Americas, and Asia. CheckView® has been dependent on new store openings and capital spending that has been scaled back by retail customers. We continue to work to mitigate this trend by leveraging our relationships with EAS and Alpha® customers to generate new revenue opportunities for CheckView®.

EAS systems revenues increased $4.9 million in the second quarter of 2011 as compared to the second quarter of 2010. The increase was primarily driven by growth in Europe and Asia resulting from the addition of new customers and also due to extensions of arrangements and new product installations with existing customers. New store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our Europe and North America based customers, who have increased their focus on margin improvement at existing stores. We have been addressing this by selling new, faster payback EAS consumables and Alpha® solutions to existing customers while increasing our market share in underpenetrated retail verticals through innovative products such as Evolve® and our Hard Tag @ Source™ program.

Alpha® revenues increased $0.4 million in the second quarter of 2011 as compared to the second quarter of 2010. The increase was due to stronger international demand for Alpha® products as market conditions for high theft prevention products improved during the second quarter of 2011.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $5.6 million, or 11.8%, in the second quarter of 2011 as compared to the second quarter of 2010. After considering the foreign currency translation positive impact of approximately $1.8 million, the remaining increase of $3.8 million was due to non-comparable revenues of approximately $6.0 million, resulting from our acquisition of Shore to Shore on May 16, 2011. Offsetting this increase was a decrease in our organic business due primarily to declines in sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues increased $1.6 million, or 10.0%, in the second quarter of 2011 as compared to the second quarter of 2010. After considering the foreign currency translation positive impact of approximately $2.1 million, the decreases in revenues are related to a Retail Display Solutions (RDS) decrease of $0.3 million and a $0.2 million decrease in Hand-held Labeling Solutions (HLS). We anticipate RDS and HLS will face difficult revenue trends in 2011 due to the impact of pricing pressures on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the second quarter of 2011, gross profit decreased $5.3 million, or 5.8%, from $90.8 million to $85.5 million. The positive impact of foreign currency translation on gross profit was approximately $4.1 million. Gross profit, as a percentage of net revenues, decreased from 43.6% to 38.9%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 41.4% in the second quarter of 2011, from 45.0% in the second quarter of 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in Alpha, EAS consumables and CheckView® that were partially offset with improvements in EAS Systems margins.  The decline in Alpha margins was due to customer and product mix coupled with rising raw material prices.  The CheckView® business also contributed to the decline, where gross margins were impacted by customer product and service mix as well as project timing. The decline in EAS consumables margin was less than experienced in the first quarter of 2011 as we made progress in addressing the delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity coupled with pricing that does not yet reflect the enhanced capabilities of these products that we experienced earlier this year. EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. The declines were partially offset by improvements in EAS Systems margins that were driven by increased volumes.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 28.9% in the second quarter of 2011, from 38.0% in the second quarter of 2010. The decline was largely attributable to weaker operational performance at certain Asia facilities, inventory adjustments, and the impact of the Shore to Shore acquisition, which includes a purchase accounting based mark-up of acquired inventory as well as the deferred transfer to the Company of certain Asia based printing operations.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues remained consistent at 47.7% in the second quarter of 2011 and the second quarter of 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $10.5 million, or 14.9%, during the second quarter of 2011 compared to the second quarter of 2010. Foreign currency translation increased SG&A expenses by approximately $4.4 million. The remaining increase in SG&A expense of $6.1 million was due primarily to temporary increases in consulting, operations and shared services expenses resulting from the second quarter 2011 North American and Caribbean implementation of our company wide ERP system, additions to staff to add capabilities required for future process and cost improvement initiatives, and increased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011.  We expect the impact of SG&A restructuring programs to contribute to meaningful reductions in SG&A expense beginning in the second half of this year.

Research and Development Expenses

Research and development (R&D) expenses were $5.3 million, or 2.5% of revenues, in the second quarter of 2011 and $5.2 million, or 2.5% of revenues in the second quarter of 2010.

Restructuring Expenses

Restructuring expenses were $1.5 million, or 0.7% of revenues in the second quarter of 2011 compared to $1.2 million or 0.6% of revenues in the second quarter of 2010.

Acquisition Costs

Acquisition costs were $2.0 million, or 0.9% of revenues in the second quarter of 2011 without a comparable expense in 2010.

Other Operating Income

Other operating income was $16.7 million, or 7.6% of revenues in the second quarter of 2011 without comparable income in 2010. The increase was due to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements.

Interest Income and Interest Expense

Interest income for the second quarter of 2011 was consistent with the second quarter of 2010.

Interest expense for the second quarter of 2011 increased $0.5 million or 35% from the comparable quarter in 2010 due to an increase in debt related to the Shore to Shore acquisition as well as the funding of the temporary cash flow impact of the second quarter 2011 ERP implementation in North America and Caribbean operations. Interest expense was also impacted by an increase in interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.4 million in the second quarter of 2011 compared to a net loss of $1.5 million in the second quarter of 2010. The decrease in the net loss was primarily due to a $0.4 million foreign exchange loss during the second quarter of 2011 compared to a $1.5 million foreign exchange loss during the second quarter of 2010.

Income Taxes

The effective tax rate for the second quarter of 2011 was 13.8% as compared to 24.3% for the second quarter of 2010. The decrease in the second quarter of 2011 tax rate was due to the mix of income between subsidiaries.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $9.5 million, or $0.23 per diluted share, during the second quarter of 2011 compared to $9.0 million, or $0.22 per diluted share, during the second quarter of 2010. The weighted-average number of shares used in the diluted earnings per share computation was 40.9 million and 40.5 million for the second quarters of 2011 and 2010, respectively.

Twenty-Six Weeks Ended June 26, 2011 Compared to Twenty-Six Weeks Ended June 27, 2010

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Twenty-six weeks ended	June 26, 2011 (Fiscal 2011)	June 27, 2010 (Fiscal 2010)	Fiscal 2011 vs. Fiscal 2010

Net revenues
Shrink Management Solutions	67.7%	69.1%	0.2%%
Apparel Labeling Solutions	23.5	22.3	7.7
Retail Merchandising Solutions	8.8	8.6	4.8
Net revenues	100.0	100.0	2.3
Cost of revenues	61.5	56.7	10.9
Total gross profit	38.5	43.3	(9.0)
Selling, general, and administrative expenses	38.3	35.4	10.7
Research and development	2.5	2.5	2.3
Restructuring expense	0.8	0.4	89.1
Acquisition costs	0.5	—	N/A
Other operating income	4.1	—	N/A
Operating income	0.5	5.0	(89.7)
Interest income	0.4	0.3	23.9
Interest expense	0.8	0.8	17.8
Other gain (loss), net	(0.1)	(0.2)	(77.8)
(Loss) earnings before income taxes	—	4.3	(100.6)
Income taxes	(0.1)	1.1	(107.1)
Net earnings	0.1	3.2	(98.3)
Less: income (loss) attributable to non-controlling interests	—	—	(102.6)
Net earnings attributable to Checkpoint Systems, Inc.	0.1%	3.2%	(98.3)%%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first six months of 2011 compared to the first six months of 2010 increased $9.0 million, or 2.3%, from $395.6 million to $404.6 million. Foreign currency translation had a positive impact on revenues of approximately $13.1 million, or 3.3%, in the first six months of 2011 as compared to the first six months of 2010.

(amounts in millions)
Twenty-six weeks ended	June 26, 2011 (Fiscal 2011)	June 27, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$ 273.8	$ 273.3	$ 0.5	0.2%
Apparel Labeling Solutions	95.2	88.4	6.8	7.7
Retail Merchandising Solutions	35.6	33.9	1.7	4.8
Net Revenues	$ 404.6	$ 395.6	$ 9.0	2.3%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues increased $0.5 million, or 0.2%, during the first six months of 2011 compared to the first six months of 2010. Foreign currency translation had a positive impact of approximately $9.5 million. After considering the impact of the foreign currency translation, the increases in EAS systems, and Alpha® of $3.6 million, and $1.5 million, respectively, were offset by decreases in other SMS businesses including $13.9 million in EAS consumables and $0.7 million in CheckView®.

EAS systems revenues increased $3.6 million in the first six months of 2011 as compared to the first six months of 2010. The increase was driven by growth in Europe and Asia resulting from the addition of new customers and also due to the extensions of arrangements and new product installations with existing customers. New store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our Europe and North America based customers, who have increased their focus on margin improvement at existing stores. We have been addressing this by selling new, faster payback EAS consumables and Alpha® solutions to existing customers while increasing our market share in underpenetrated retail verticals through innovative products such as Evolve® and our Hard Tag @ Source™ program.

Alpha® revenues increased $1.5 million in the first six months of 2011 as compared to the first six months of 2010. The increase was due to stronger international demand for Alpha® products as market conditions for high theft prevention products improved during the first six months of 2011.

EAS consumables revenues decreased $13.9 million in the first six months of 2011 as compared to the first six months of 2010. The decrease was primarily due to Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. A decline in Europe EAS label revenues due to reduced volumes with certain customers was also a factor.

CheckView® revenues decreased $0.7 million in the first six months of 2011 as compared to the first six months of 2010. The decrease was due to declines in installations and on-going services with existing customers, primarily in the U.S., International Americas and Asia. CheckView® has been dependent on new store openings and capital spending that has been scaled back by retail customers. We continue to mitigate this trend by leveraging our relationships with EAS and Alpha® customers to generate new revenue opportunities for CheckView®.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $6.8 million, or 7.7%, in the first six months of 2011 as compared to the first six months of 2010. After considering the foreign currency translation positive impact of approximately $1.5 million, the remaining increase of $5.3 million was due to $6.0 million in revenues from the acquisition of Shore to Shore on May 16, 2011 which were offset by a $0.7 million decline in organic revenues, primarily due a decline in sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues increased $1.7 million, or 4.8%, in the first six months of 2011 as compared to the first six months of 2010. Foreign currency translation had a positive impact of $2.1 million on revenues for the comparable periods. Retail Display Solutions (RDS) and Hand-held Labeling Solutions (HLS) decreased $0.1 million and $0.3 million, respectively. We anticipate RDS and HLS will face difficult revenue trends in 2011 due to the impact of pricing pressures on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During the first six months of 2011, gross profit decreased $15.4 million, or 9.0%, from $171.3 million to $155.9 million. The positive impact of foreign currency translation on gross profit was approximately $4.3 million. Gross profit, as a percentage of net revenues, decreased from 43.3% to 38.5%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 39.9% in the first six months of 2011, from 44.3% in the first six months of 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in CheckView®, Alpha, and EAS consumables that were partially offset by an improvement in EAS Systems margins. The decline in CheckView® margins was due to product and service mix as well as project timing and costs associated with obsolete inventory. The decline in Alpha margins was due to customer and product mix coupled with rising raw material prices.  The decline in EAS consumables margins, which has shown improvements since the first quarter of 2011, was due to delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity coupled with pricing that does not yet reflect the enhanced capabilities of these products that we experienced earlier this year.  EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. The declines were partially offset by improvements in EAS Systems margins that were driven by increased volumes.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 31.0% in the first six months of 2011, from 38.1% in the first six months of 2010. The decline was largely attributable to weaker operational performance at certain Asia facilities, inventory adjustments, and the impact of the Shore to Shore acquisition, which includes a purchase accounting based mark-up of acquired inventory as well as the deferred transfer to the Company of certain Asia based printing operations.  The efficiency issues that impacted EAS consumables margins in the Shrink Management Solutions segment also contributed to the Apparel Labeling Solutions margin decline.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 48.2% in the first six months of 2011, from 49.1% in the first six months of 2010. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to lower margins in HLS resulting from unfavorable manufacturing variances related to lower volumes in the first quarter of 2011.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $15.0 million, or 10.7%, during the first six months of 2011 compared to the first six months of 2010. Foreign currency translation increased SG&A expenses by approximately $4.6 million. The remaining increase in SG&A expense of $10.4 million was due primarily to temporary increases in consulting, operations and shared services expenses resulting from the second quarter 2011 North American and Caribbean implementation of our company wide ERP system, additions to staff to add capabilities required for future process and cost improvement initiatives, and increased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011.  We expect the impact of SG&A restructuring programs to contribute to meaningful reductions in SG&A expense beginning in the second half of this year.

Research and Development Expenses

Research and development (R&D) expenses were $10.1 million, or 2.5% of revenues, in the first six months of 2011 and $9.9 million, or 2.5% of revenues in the first six months of 2010.

Restructuring Expenses

Restructuring expenses were $3.1 million, or 0.8% of revenues in the first six months of 2011 compared to $1.6 million or 0.4% of revenues in the first six months of 2010.

Acquisition Costs

Acquisition costs were $2.2 million, or 0.5% of revenues in the first six months of 2011 without comparable expense in 2010.

Other Operating Income

Other operating income was $16.7 million, or 4.1% of revenues in the first six months of 2011 without comparable income in 2010. The increase was due to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements.

Interest Income and Interest Expense

Interest income for the first six months of 2011 increased $0.3 million from the comparable six months in 2010. The increase in interest income was primarily due to higher cash balances and increased interest income recognized for sales-type leases during the first six months of 2011 compared to the first six months of 2010.

Interest expense for the first six months of 2011 increased $0.5 million from the comparable six months in 2010 due to an increase in debt related to the Shore to Shore acquisition as well as the funding of the temporary cash flow impact of the second quarter 2011 ERP implementation in North America and Caribbean operations.  Interest expense was also impacted by an increase in interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.3 million in the first six months of 2011 compared to a net loss of $1.2 million in the first six months of 2010. The decrease was primarily due to a $0.7 million foreign exchange loss during the first six months of 2011 compared to a $1.5 million foreign exchange loss during the first six months of 2010.

Income Taxes

The effective tax rate for the first six months of 2011 was 302.9% as compared to 26.2% for the first six months of 2010. The increase in the 2011 tax rate was due the decrease in year-to-date pretax income.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $0.2 million, or $0.01 per diluted share, during the first six months 2011 compared to $12.5 million, or $0.31 per diluted share, during the first six months of 2010. The weighted-average number of shares used in the diluted earnings per share computation was 40.9 million and 40.3 million for the first six months of 2011 and 2010, respectively.

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

As of June 26, 2011, our cash and cash equivalents were $183.8 million compared to $173.8 million as of December 26, 2010. Cash and cash equivalents increased in 2011 primarily due to $33.2 million of cash provided by operating activities, $27.3 million of cash provided by financing activities and $8.0 million effect of foreign currency, partially offset by $58.5 million of cash used in investing activities.

Cash provided by operating activities was $24.1 million greater during the first six months of 2011 compared to the first six months of 2010. In 2011 compared to 2010, our cash from operating activities was impacted positively by changes in inventories, unearned revenues and other current liabilities, which was partially offset by changes in accounts receivable, other current assets, and accounts payable. The changes in other current liabilites, accounts payable, accounts receivable, and other current assets can be attributed to the implementation of our ERP system in North America and the Caribbean in the second quarter of 2011 coupled with the following additional explanations.  Inventories fluctuated due to expected customer demand during the remainder of 2011. Unearned revenues increased due to the increase of future contracted customer orders during the first half of 2011. Accounts receivable increased primarily due to increased sales during the first six months of 2011 compared to the first six months of 2010.  Accounts payable and other current and accrued liabilities favorably impacted cash flows from operating activities primarily due to the timing of payments during the first six months of 2011 compared to the first six months of 2010. Further, in June 2011, we sold accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaling $30.9 million. Cash proceeds from the initial sale of the accounts receivable are used to fund operations.

Cash used in investing activities was $49.4 million greater during the first six months of 2011 compared to the first six months of 2010. This was primarily due to the Shore to Shore acquisition as well as the increase in property, plant and equipment, related to the company-wide ERP system implementation.

Cash provided by financing activities was $14.9 million greater in the first six months of 2011 compared to the first six months of 2010. The increase in cash provided by financing activities was primarily due to increases in proceeds from the existing borrowing facilities. The increase in cash provided by financing activities was offset by lower payments against existing borrowing facilities and lower proceeds from stock issuances during the first six months of 2011.

Our percentage of total debt to total equity as of June 26, 2011, was 28.2% compared to 24.3% as of December 26, 2010. As of June 26, 2011, our working capital was $273.4 million compared to $298.8 million as of December 26, 2010.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in research and development amounted to $10.1 million and $9.9 million during the first six months of 2011 and 2010, respectively. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. We anticipate spending approximately $9 million on research and development to support achievement of our strategic plan during the remainder of 2011.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2011, our contribution to these plans was $2.8 million. Our total funding expectation for 2011 is $5.1 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2011 totaled $9.4 million compared to $8.9 million during 2010. During the first six months of 2011, our acquisition of property, plant, and equipment included $3.7 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount during the first six months of 2010. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $23 million in 2011.

In January 2011, the Company entered into an agreement to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million, including cash acquired of $1.9 million and the assumption of debt of $4.2 million. As of June 26, 2011, $4.4 million of this amount remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks right to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets. The payment for the acquisition is reflected in the acquisition of businesses line within investing activities on the consolidated statement of cash flows.

As of June 26, 2011, the Japanese local line of credit is $1.9 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

During the first six months of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.6 million (HKD 59.5 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of June 26, 2011 is $9.2 million (HKD 71.6 million). As of June 26, 2011, the Company has outstanding $4.0 million (HKD 31.5 million) against the term loan, $2.7 million (HKD 21.1 million) against the trade finance facility, and $0.4 million (HKD 3.0 million) against the revolving loan facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At June 26, 2011 the factoring arrangements had a balance of $1.6 million (€1.2 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.2 million (€0.9 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At June 26, 2011, the interest rate was 4.43%. At June 26, 2011, our short-term full-recourse factoring arrangement equaled $11.4 million (€8.0 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

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

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of June 26, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of June 26, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of June 26, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of June 26, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of June 26, 2011, we were in compliance with all covenants.

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

Provisions for Restructuring

Restructuring expense for the three and six months ended June 26, 2011 and June 27, 2010 was as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Six Months (26 weeks) Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 874	$ 741	$ 2,459	$ 837
Other exit costs	578	—	610	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(32)	274	(41)	569
Other exit costs	75	184	64	229
Total	$ 1,495	$ 1,199	$ 3,092	$ 1,635

Restructuring accrual activity for the six months ended June 26, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at 6/26/2011
SG&A Restructuring Plan
Severance and other employee-related charges	$ 6,660	$ 2,577	$ (118)	$ (2,545)	$ 314	$ 6,888
Other exit costs(1)	—	610	—	(128)	—	482
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(110)	(494)	—	184
Other exit costs(2)	143	75	(11)	(132)	—	75
Total	$ 7,522	$ 3,331	$ (239)	$ (3,299)	$ 314	$ 7,629

(1)
During the first six months of 2011, there was a net charge to earnings of $0.6 million due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility.

(2)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the first six months of 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

SG&A Restructuring Plan

During 2009, we initiated a plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of June 26, 2011, the net charge to earnings of $3.1 million represents the current year activity related to the SG&A Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $20 million to $25 million, of which $12.9 million have been incurred. The total number of employees currently affected by the SG&A Restructuring Plan were 204, of which 141 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the phases of the SG&A Restructuring Plan that have been implemented are anticipated to be approximately $20 million to $25 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the six months ended June 26, 2011, there was a net charge to earnings of $23 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees currently affected by the Manufacturing Restructuring Plan was 420, of which 417 have been terminated. As of June 26, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination. Annual savings in connection with the Manufacturing Restructuring Plan are anticipated to be approximately $6 million.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 26, 2010. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $15.8 million as of June 26, 2011, and $16.4 million as of December 26, 2010, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

New Accounting Pronouncements and Other Standards

In January 2011, the FASB issued ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (ASU 2011-01). This standard update defers the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2011-01 is effective upon issuance. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

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

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We do not expect the adoption of the standard to have a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 26, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $3.3 million. The fair values of the forward exchange contracts were reflected as a $7 thousand asset and are included in other current assets and in the accompanying Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2011 to June 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 26, 2011, the fair value of these cash flow hedges were reflected as a $45 thousand asset and a $0.7 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $28.1 million (€20.2 million) and the unrealized loss recorded in other comprehensive income was $1.4 million (net of taxes of $0.2 million), of which $1.4 million (net of taxes of $0.2 million) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 26, 2011, a $0.3 million and $0.5 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $0.1 million of hedge ineffectiveness during the six months ended June 26, 2011.

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

Changes in Internal Controls

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the Company's second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 10.1
Master Purchase Agreement dated January 28, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau is incorporated by reference to the Registrant’s Form 10-Q filed on May 4, 2011.

Exhibit 10.2
Amended and Restated Master Purchase Agreement dated May 16, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., J&F International Ltd. (HK), Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Alpha Print (China) Trading Co., Ltd., Lau Shun Keung aka John Lau, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

August 2, 2011	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 10.1
Master Purchase Agreement dated January 28, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Adapt Identification (China) Garment Accessories Trading Co., Ltd., Lau Shun Keung aka John Lau, Yeung Mei Kuen, Lau Shun Man, Lau Shun Wah, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau is incorporated by reference to the Registrant’s Form 10-Q filed on May 4, 2011.

Exhibit 10.2
Amended and Restated Master Purchase Agreement dated May 16, 2011 by and among Checkpoint Systems, Inc. and Shore to Shore, Inc., J&F International Ltd. (HK), Shanghai WH Printing Co. Ltd., Wing Hung (Dongguan) Printing Co., Ltd., Wing Hung Printing Co., Ltd., Alpha Print (China) Trading Co., Ltd., Lau Shun Keung aka John Lau, Howard J. Kurdin and Lau Wing Ting aka Shirley Lau.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.*

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.