Form 10-Q
period 2011-09-25
CHECKPOINT SYSTEMS INC
filed 2011-11-01
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 25, 2011, there were 40,159,915 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	September 25, 2011	December 26, 2010*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 105,605	$ 173,802
Restricted cash	385	140
Accounts receivable, net of allowance of $11,665 and $10,472	191,285	178,636
Inventories	144,958	106,974
Other current assets	62,699	32,655
Deferred income taxes	8,716	20,622
Total Current Assets	513,648	512,829
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,922	2,340
PROPERTY, PLANT, AND EQUIPMENT, net	132,621	121,258
GOODWILL	287,334	231,325
OTHER INTANGIBLES, net	93,361	90,823
DEFERRED INCOME TAXES	22,863	52,506
OTHER ASSETS	21,689	24,192
TOTAL ASSETS	$ 1,073,438	$ 1,035,273

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 21,958	$ 22,225
Accounts payable	75,078	63,366
Accrued compensation and related taxes	25,999	29,308
Other accrued expenses	59,338	47,646
Income taxes	—	4,395
Unearned revenues	23,700	12,196
Restructuring reserve	15,019	7,522
Accrued pensions — current	4,453	4,358
Other current liabilities	28,790	23,019
Total Current Liabilities	254,335	214,035
LONG-TERM DEBT, LESS CURRENT MATURITIES	138,150	119,724
ACCRUED PENSIONS	78,167	75,396
OTHER LONG-TERM LIABILITIES	29,388	30,502
DEFERRED INCOME TAXES	17,108	11,325
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,195,827 and 43,843,095	4,420	4,384
Additional capital	417,393	407,383
Retained earnings	184,272	233,322
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	20,404	10,722
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	554,969	584,291
NON-CONTROLLING INTERESTS	1,321	—
TOTAL EQUITY	556,290	584,291
TOTAL LIABILITIES AND EQUITY	$ 1,073,438	$ 1,035,273

* Derived from the Company’s audited Consolidated Financial Statements at December 26, 2010.
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Net revenues	$ 218,126	$ 203,324	$ 622,730	$ 598,956
Cost of revenues	136,506	121,445	385,244	345,762
Gross profit	81,620	81,879	237,486	253,194
Selling, general, and administrative expenses	69,943	62,774	225,021	202,809
Research and development	5,476	4,868	15,612	14,776
Restructuring expense	17,392	1,175	20,484	2,810
Acquisition costs	2	—	2,205	—
Other operating income	2,590	—	19,262	—
Operating (loss) income	(8,603)	13,062	(6,574)	32,799
Interest income	984	842	2,677	2,208
Interest expense	2,221	1,704	5,781	4,725
Other gain (loss), net	(783)	(88)	(1,049)	(1,284)
(Loss) earnings before income taxes	(10,623)	12,112	(10,727)	28,998
Income taxes	38,588	5,071	38,273	9,487
Net (loss) earnings	(49,211)	7,041	(49,000)	19,511
Less: income (loss) attributable to non-controlling interests	48	(40)	50	(116)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$ (49,259)	$ 7,081	$ (49,050)	$ 19,627

Net (loss) earnings attributable to Checkpoint Systems, Inc. per Common Shares:

Basic (loss) earnings per share	$ (1.21)	$ .18	$ (1.21)	$ .49
Diluted (loss) earnings per share	(1.21)	.17	(1.21)	.49

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
    (Unaudited)

   (amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 27, 2009	43,078	$ 4,307	$ 390,379	$ 205,951	4,036	$ (71,520)	$ 28,603	$ 834	$ 558,554
Net earnings				27,371				(116)	27,255
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit on stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of non-controlling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized gains on derivative hedges, net of tax							679		679
Recognized loss on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment							(15,258)	37	(15,221)
Balance, December 26, 2010	43,843	$ 4,384	$ 407,383	$ 233,322	4,036	$ (71,520)	$ 10,722	$ —	$ 584,291
Net (loss) earnings				(49,050)				50	(49,000)
Exercise of stock-based compensation and awards released	353	36	2,300						2,336
Tax benefit on stock-based compensation			503						503
Stock-based compensation expense			6,208						6,208
Deferred compensation plan			999						999
Non-controlling interests of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							9		9
Change in realized and unrealized gains on derivative hedges, net of tax							52		52
Foreign currency translation adjustment							9,621		9,621
Balance, September 25, 2011	44,196	$ 4,420	$ 417,393	$ 184,272	4,036	$ (71,520)	$ 20,404	$ 1,321	$ 556,290

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(amounts in thousands)
	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net (loss) earnings	$ (49,211)	$ 7,041	$ (49,000)	$ 19,511
Amortization of pension plan actuarial losses, net of tax	253	25	9	76
Change in realized and unrealized gains (losses) on derivative hedges, net of tax	1,814	(2,059)	52	77
Foreign currency translation adjustment	(12,464)	21,744	9,621	(9,558)
Comprehensive (loss) income	(59,608)	26,751	(39,318)	10,106
Less: comprehensive income (loss) attributable to non-controlling interests	48	(777)	50	(834)
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$ (59,656)	$ 27,528	$ (39,368)	$ 10,940

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months (39 weeks) ended	September 25, 2011	September 26, 2010
Cash flows from operating activities:
Net (loss) earnings	$ (49,000)	$ 19,511
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	27,367	25,917
Deferred taxes	47,530	1,987
Stock-based compensation	6,208	7,409
Provision for losses on accounts receivable	2,237	858
Excess tax benefit on stock compensation	(598)	(1,451)
Gain on disposal of fixed assets	(19)	(50)
Restructuring-related asset impairment	7,479	—
Increase in current assets, net of the effects of acquired companies:
Accounts receivable	(1,850)	(1,381)
Inventories	(35,199)	(25,541)
Other current assets	(29,458)	(4,236)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	4,405	2,940
Income taxes	(2,850)	(6,391)
Unearned revenues	11,798	(8,889)
Restructuring reserve	7,526	(1,647)
Other current and accrued liabilities	7,150	(16,996)
Net cash provided by (used in) operating activities	2,726	(7,960)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(14,424)	(16,360)
Acquisitions of businesses, net of cash acquired	(75,937)	—
Change in restricted cash	(82)	(137)
Other investing activities	408	316
Net cash (used in) investing activities	(90,035)	(16,181)
Cash flows from financing activities:
Proceeds from stock issuances	2,336	5,231
Excess tax benefit on stock compensation	598	1,451
Proceeds from short-term debt	16	5,411
Payment of short-term debt	(1,612)	(11,469)
Net change in factoring and bank overdrafts	(2,391)	2,117
Proceeds from long-term debt	63,750	136,153
Payment of long-term debt	(47,701)	(106,817)
Debt issuance costs	—	(1,944)
Repurchase of non-controlling interests	—	(781)
Net cash provided by financing activities	14,996	29,352
Effect of foreign currency rate fluctuations on cash and cash equivalents	4,116	(3,045)
Net (decrease) increase in cash and cash equivalents	(68,197)	2,166
Cash and cash equivalents:
Beginning of period	173,802	162,097
End of period	$ 105,605	$ 164,263

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 25, 2011 and December 26, 2010 and our results of operations for the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010 and changes in cash flows for the thirty-nine weeks ended September 25, 2011 and September 26, 2010. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of September 25, 2011, the unused portion of a grant from the Chinese government of $0.4 million (RMB 2.5 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

Accounts Receivable

At September 25, 2011, proceeds from the sale of accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaled $39.4 million. Proceeds from the initial sale of the accounts receivable are used to fund operations. We have presented the earnings recognized on the sale of the receivables separately under the line item captioned other operating income on our Consolidated Statements of Operations for the three and nine months ended September 25, 2011 and September 26, 2010. This transaction meets the criteria for sale treatment in accordance with ASC 860 "Accounting for Transfers and Servicing of Financial Assets".

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of September 25, 2011 and December 26, 2010 were $18.6 million and $13.1 million, respectively. As of September 25, 2011, $15.4 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $3.2 million and $12.7 million as of September 25, 2011 and December 26, 2010, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for cash. See Note 3 of the Consolidated Financial Statements.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of September 25, 2011 and December 26, 2010 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and nine months ended September 25, 2011 and September 26, 2010.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Nine months ended	September 25, 2011
Balance at beginning of year	$ 6,170
Accruals for warranties issued	4,566
Settlements made	(4,751)
Foreign currency translation adjustment	76
Balance at end of period	$ 6,061

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

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation -- Retirement Benefits -- Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	September 25, 2011	December 26, 2010
Raw materials	$ 30,170	$ 21,976
Work-in-process	9,644	5,416
Finished goods	105,144	79,582
Total	$ 144,958	$ 106,974

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $93.4 million and $90.8 million as of September 25, 2011 and December 26, 2010, respectively.

The following table reflects the components of intangible assets as of September 25, 2011 and December 26, 2010:

(dollar amounts in thousands)
		September 25, 2011		December 26, 2010
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 90,472	$ 47,455	$ 79,696	$ 41,226
Trade name	1 to 30	30,291	17,820	29,148	16,634
Patents, license agreements	3 to 14	61,318	48,068	60,410	45,048
Other	2 to 6	7,154	4,650	10,701	8,320
Total amortized finite-lived intangible assets		189,235	117,993	179,955	111,228

Indefinite-lived intangible assets:
Trade name		22,119	—	22,096	—
Total identifiable intangible assets		$ 211,354	$ 117,993	$ 202,051	$ 111,228

Amortization expense for the three and nine months ended September 25, 2011 was $3.0 million and $8.6 million, respectively.
Amortization expense for the three and nine months ended September 26, 2010 was $3.1 million and $9.2 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2011	$ 11,715
2012	$ 10,899
2013	$ 9,739
2014	$ 9,224
2015	$ 9,050

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Acquired during the year	—	467	—	467
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(6,554)	225	(5,798)	(12,127)
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325
Acquired during the year	—	50,853	—	50,853
Translation adjustments	2,983	401	1,772	5,156
Balance as of September 25, 2011	$ 168,307	$ 55,169	$ 63,858	$ 287,334

The following table reflects the components of goodwill as of September 25, 2011 and December 26, 2010:

(amounts in thousands)
	September 25, 2011			December 26, 2010
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$ 221,522	$ 53,215	$ 168,307	$ 219,771	$ 54,447	$ 165,324
Apparel Labeling Solutions	74,468	19,299	55,169	23,102	19,187	3,915
Retail Merchandising Solutions	134,544	70,686	63,858	130,486	68,400	62,086
Total goodwill	$ 430,534	$ 143,200	$ 287,334	$ 373,359	$ 142,034	$ 231,325

On January 28, 2011, Checkpoint Systems, Inc. and certain of its direct subsidiaries (collectively, the “Company”) entered into a Master Purchase Agreement. The Master Purchase Agreement outlines the general terms and conditions pursuant to which the Company agreed to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses”). The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility, and includes the acquisition of the following:

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

The purchase price includes a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. After final determination of the 2010 performance including final payment amount due, an adjustment will be recorded to the purchase price and goodwill. Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $2 thousand and $2.2 million for the three and nine months ended September 25, 2011.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheets as of September 26, 2011 and December 26, 2010, and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and nine months ended September 25, 2011 and September 26, 2010. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

At September 25, 2011, the financial statements reflected the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.3 million in Property, Plant, and Equipment, $7.2 million in Accounts Receivable, and $2.2 million in Inventories. This preliminary allocation resulted in acquired goodwill of $50.9 million and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. Also, the allocation of the purchase price remains open for final valuation results, quantification of acquired income and non-income based tax exposures, and certain information related to deferred income taxes. The measurement period is expected to be completed by May of 2012. The tax deductible portion of the acquired goodwill will also be determined during the measurement period. The results from the acquisition date through September 25, 2011 are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements (revenues of $17.8 million and net earnings of $0.7 million).

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.3 million during the first nine months of 2010 without a comparable charge in 2011.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of September 25, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)	September 25, 2011	December 26, 2010
Line of credit	$ 1,960	$ 1,808
Overdraft	502	—
Full-recourse factoring liabilities	13,055	13,065
Term loans	4,669	4,950
Revolving loan facility	385	386
Other short-term borrowings	419	—
Current portion of long-term debt	968	2,016
Total short-term borrowings and current portion of long-term debt	$ 21,958	$ 22,225

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. As of September 25, 2011, $3.9 million related to the assumed debt remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.4 million (HKD 57.4 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of September 25, 2011 is $8.7 million (HKD 67.9 million). The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Trade Finance Facility - The trade finance facility is a full-recourse factoring arrangement that has a maximum borrowing limit of $3.2 million (HKD 25.0 million) and totaled $1.0 million (HKD 8.1 million) at September 25, 2011. The interest rate on this arrangement is HIBOR + 2.5%. The trade finance facility is secured by the related receivables.

Revolving Loan Facility – The revolving loan facility has a maximum borrowing limit of $0.4 million (HKD 3.0 million). The interest rate on this arrangement is Hong Kong Best Lending Rate + 1.0%. As of September 25, 2011, the revolving loan facility is $0.4 million (HKD 3.0 million) and is fully drawn.

Term Loan – On March 18, 2010, the Company borrowed $5.4 million (HKD 42.0 million). The interest rate on this arrangement is HIBOR + 2.5% and matures in March 2015. As of September 25, 2011, $3.8 million (HKD 29.4 million) was outstanding.

Included in Term loans is a $0.2 million (RMB 1.1 million) term loan maturing in May 2012. The term loan is subject to the bank’s right to call the liabilities at any time, and is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

As of September 25, 2011, the Japanese local line of credit is $2.0 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At September 25, 2011, the interest rate was 4.54%. At September 25, 2011, our short-term full-recourse factoring arrangement equaled $10.0 million (€7.4 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

Long-Term Debt

Long-term debt as of September 25, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)
	September 25, 2011	December 26, 2010
Senior Secured Credit Facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 61,535	$ 42,687
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,444	1,740
Other capital leases with maturities through 2016	1,139	2,313
Total	139,118	121,740
Less current portion	968	2,016
Total long-term portion	$ 138,150	$ 119,724

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of September 25, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of September 25, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of September 25, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of September 25, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of September 25, 2011, we were in compliance with all covenants.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At September 25, 2011 the factoring arrangements had a balance of $1.4 million (€1.1 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.0 million (€0.8 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 25, 2011 was $1.4 million and $6.2 million ($1.1 million and $4.6 million, net of tax), respectively. For the three and nine months ended September 26, 2010, the total compensation expense was $2.9 million and $7.4 million ($2.1 million and $5.2 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $1.1 million and $2.1 million for the nine months ended September 25, 2011 and September 26, 2010, respectively.

Stock Options

Option activity under the principal option plans as of September 25, 2011 and changes during the nine months ended September 25, 2011 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2010	2,745,796	$ 19.11	5.32	$ 8,731
Granted	93,144	21.91
Exercised	(127,271)	12.40
Forfeited or expired	(64,633)	18.32
Outstanding at September 25, 2011	2,647,036	$ 19.55	4.70	$ 899
Vested and expected to vest at September 25, 2011	2,614,642	$ 19.55	4.65	$ 893
Exercisable at September 25, 2011	2,164,386	$ 19.63	4.07	$ 634

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 25, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 25, 2011 and September 26, 2010 was $1.1 million and $3.6 million, respectively.

As of September 25, 2011, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

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

The assumptions and weighted-average fair values were as follows:

Nine months ended	September 25, 2011	September 26, 2010
Weighted-average fair value of grants	$ 9.88	$ 7.40
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	49.85%	48.22%
Expected life (in years)	4.96	4.93
Risk-free interest rate	2.178%	1.886%

Restricted Stock Units

Nonvested service based restricted stock units as of September 25, 2011 and changes during the nine months ended September 25, 2011 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 26, 2010	630,244	0.81	$ 20.48
Granted	247,392		$ 20.88
Vested	(154,342)		$ 21.41
Forfeited	(41,632)		$ 18.87
Nonvested at September 25, 2011	681,662	0.93	$ 20.51
Vested and expected to vest at September 25, 2011	629,482	0.90
Vested at September 25, 2011	62,590	—

The total fair value of restricted stock awards vested during the first nine months of 2011 was $3.3 million as compared to $2.4 million in the first nine months of 2010. As of September 25, 2011, there was $4.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million at September 25, 2011, of which $0.2 million and $0.4 million was expensed for the three and nine months ended September 25, 2011. The total amount accrued related to the plan equaled $0.1 million at September 26, 2010, of which $0.1 million and $0.1 million was expensed for the three and nine months ended September 26, 2010. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 25, 2011 and September 26, 2010 were as follows:

(amounts in thousands)
Nine months ended	September 25, 2011	September 26, 2010
Interest	$ 5,660	$ 2,910
Income tax payments	$ 9,309	$ 17,045

In January 2011, the Company entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility. The acquisition payment, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Basic (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ (49,259)	$ 7,081	$ (49,050)	$ 19,627

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. available to common stockholders	$ (49,259)	$ 7,081	$ (49,050)	$ 19,627

Shares:
Weighted-average number of common shares outstanding	40,134	39,571	40,038	39,411
Shares issuable under deferred compensation agreements	471	478	455	449
Basic weighted-average number of common shares outstanding	40,605	40,049	40,493	39,860
Common shares assumed upon exercise of stock options and awards	—	445	—	499
Shares issuable under deferred compensation arrangements	—	5	—	7
Dilutive weighted-average number of common shares outstanding	40,605	40,499	40,493	40,366

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (1.21)	$ .18	$ (1.21)	$ .49
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	(1.21)	.17	(1.21)	.49

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine month periods ended September 25, 2011 and September 26, 2010 were as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,601	1,681	2,250	1,566

(1)
Adjustments for stock options and awards of 227 shares & 384 shares and deferred compensation arrangements of 6 shares & 5 shares were anti-dilutive in three and nine months ended September 25, 2011, respectively and therefore are excluded from the earnings per share calculation due to our net loss for the quarter and year.

Note 8. INCOME TAXES

The effective tax rate for the thirty-nine weeks ended September 25, 2011 was negative 356.8% as compared to 32.7% for the thirty-nine weeks ended September 26, 2010. The change in the 2011 tax rate was primarily as a result of the recognition of a valuation allowance on domestic net deferred tax assets, discussed more below.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At September 25, 2011 and December 26, 2010, the Company had net deferred tax assets of $12.7 million and $61.5 million, respectively.

During 2010 negative evidence arose in the form of cumulative losses in the United States and Germany, with net deferred tax assets of $41.7 million and $9.6 million, respectively. In 2010, and the first six months of 2011, the Company considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdictions’ deferred tax assets. The Company is committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.

During the quarter ending September 25, 2011 a valuation allowance in the amount of $48.0 million was established related to all components of the domestic net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized. The amount of valuation allowance recorded is greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non-amortizable assets such as goodwill and indefinite lived intangibles. This charge was primarily a result of the trend of significant domestic losses experienced by the Company in recent years, as well as the reduction of the Company’s global earnings experienced during the first nine months of 2011.  The Company has not recorded a valuation allowance on the net German deferred tax asset and continues to rely on a tax planning action that will be executed in the fourth quarter of 2011.  The German tax planning action does not significantly rely on the Company’s global earnings to utilize German deferred tax assets.

Included in the $62.7 million of other current assets is the Company’s current income tax receivable of $17.6 million.  This amount represents estimated tax payments on account, net of refunds received in the amount of $7.9 million, and $9.7 million of tax benefit recorded on the Company’s year to date pretax loss.  Included in the $28.8 million of other current liabilities is the Company’s current deferred tax liability of $1.8 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was an $11.9 million and $12.8 million at September 25, 2011 and December 26, 2010, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the nine months ended September 25, 2011, we recognized interest and penalties expense of $0.2 million compared to an interest and penalties benefit of $2.7 million during the nine months ended September 26, 2010, in the Statement of Operations. At September 25, 2011 and December 26, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million and $3.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $3.3 million to $3.5 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2005, Finland 2005 – 2009, and Sweden 2007 – 2009.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 25, 2011 and September 26, 2010 were as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$ 247	$ 207	$ 736	$ 636
Interest cost	1,125	1,047	3,346	3,222
Expected return on plan assets	39	(15)	117	(45)
Amortization of actuarial loss (gain)	12	(6)	37	(18)
Amortization of transition obligation	33	30	98	92
Amortization of prior service costs	1	1	2	2
Net periodic pension cost	$ 1,457	$ 1,264	$ 4,336	$ 3,889

We expect the cash requirements for funding the pension benefits to be approximately $4.9 million during fiscal 2011, including $3.8 million which was funded during the nine months ended September 25, 2011.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 25, 2011 and December 26, 2010 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement September 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 859	$ —	$ 859	$ —
Foreign currency forward exchange contracts	570	—	570	—
Total assets	$ 1,429	$ —	$ 1,429	$ —

Foreign currency revenue forecast contracts	$ 92	$ —	$ 92	$ —
Foreign currency forward exchange contracts	253	—	253	—
Total liabilities	$ 345	$ —	$ 345	$ —

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency revenue forecast contracts	$ 938	$ —	$ 938	$ —
Foreign currency forward exchange contracts	27	—	27	—
Total assets	$ 965	$ —	$ 965	$ —

Foreign currency revenue forecast contracts	$ 278	$ —	$ 278	$ —
Foreign currency forward exchange contracts	20	—	20	—
Total liabilities	$ 298	$ —	$ 298	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the nine months ended September 25, 2011:

(amounts in thousands)
September 25, 2011
Beginning balance, net of tax	$ 377
Changes in fair value gain, net of tax	(1,177)
Reclassification to earnings, net of tax	1,229
Ending balance, net of tax	$ 429

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 25, 2011 and December 26, 2010 are summarized in the following table:

(amounts in thousands)	September 25, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 61,535	$ 61,535	$ 42,687	$ 42,687
Senior secured notes	$ 75,000	$ 75,072	$ 75,000	$ 75,787

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 25, 2011 and December 26, 2010:

(amounts in thousands)	September 25, 2011				December 26, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 859	Other current liabilities	$ 92	Other current assets	$ 938	Other current liabilities	$ 278
Total derivatives designated as hedging instruments		859		92		938		278

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	570	Other current liabilities	253	Other current assets	27	Other current liabilities	20
Total derivatives not designated as hedging instruments		570		253		27		20
Total derivatives		$1,429		$ 345		$ 965		$ 298

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended September 25, 2011 and September 26, 2010:

(amounts in thousands)	September 25, 2011				September 26, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ 1,390	Cost of sales	$ (720)	$ (188)	$ (1,377)	Cost of sales	$ 724	$ (2)
Total designated cash flow hedges	$ 1,390		$ (720)	$ (188)	$ (1,377)		$ 724	$ (2)

The following tables present the amounts affecting the Consolidated Statement of Operations for the nine months ended September 25, 2011 and September 26, 2010:

(amounts in thousands)	September 25, 2011				September 26, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (1,334)	Cost of sales	$ (1,214)	$ (293)	$ 705	Cost of sales	$ 734	$ (28)
Interest rate swap contracts	—	Interest expense	—	—	171	Interest expense	(159)	—
Total designated cash flow hedges	$ (1,334)		$ (1,214)	$ (293)	$ 876		$ 575	$ (28)

(amounts in thousands)	Quarter (13 weeks) Ended				Nine Months (39 weeks) Ended
	September 25, 2011		September 26, 2010		September 25, 2011		September 26, 2010
	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ 185	Other gain (loss), net	$ (384)	Other gain (loss), net	$ (216)	Other gain (loss), net	$ 32	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 25, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $21.3 million. The fair values of the forward exchange contracts were reflected as a $0.6 million asset and $0.3 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2011 to August 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 25, 2011, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $92 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $24.3 million (€17.3 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $0.1 million), of which $0.2 million (net of taxes of $44 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 25, 2011, a $0.7 million and $1.2 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $0 and $0.1 million of hedge ineffectiveness during the three and nine months ended September 25, 2011, respectively.

Note 11. PROVISION FOR RESTRUCTURING

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $54 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan.

Restructuring expense for the three and nine months ended September 25, 2011 and September 26, 2010 was as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Global Restructuring Plan
Severance and other employee-related charges	$ 6,085	$ —	$ 6,085	$ —
Asset impairments	7,479	—	7,479	—
SG&A Restructuring Plan
Severance and other employee-related charges	3,661	724	6,120	1,561
Other exit costs	216	—	826	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(49)	89	(90)	658
Other exit costs	—	362	64	591
Total	$ 17,392	$ 1,175	$ 20,484	$ 2,810

Restructuring accrual activity for the nine months ended September 25, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 25, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ —	$ 6,085	$ —	$ —	$ —	$ 6,085
SG&A Restructuring Plan
Severance and other employee-related charges	6,660	6,240	(120)	(4,349)	65	8,496
Other exit costs(1)	—	826	—	(494)	(13)	319
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(159)	(585)	—	44
Other exit costs(2)	143	75	(11)	(132)	—	75
Total	$ 7,522	$ 13,295	$ (290)	$ (5,560)	$ 52	$ 15,019

(1)
During the first nine months of 2011, there was a net charge to earnings of $0.8 million primarily due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility.

(2)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the first nine months of 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

Global Restructuring Plan

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

As of September 25, 2011, the net charge to earnings of $13.6 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $33 million to $38 million, of which $13.6 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 897. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of September 25, 2011, the net charge to earnings of $6.9 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $16.8 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 325, of which 215 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the nine months ended September 25, 2011, there was a net increase to earnings of $26 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, of which 417 have been terminated. As of September 25, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

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

Note 13. BUSINESS SEGMENTS

During the three and nine months ended September 25, 2011, the Company’s acquisition of the Shore to Shore businesses resulted in an increase in Apparel Labeling Solutions segment assets. Specific segment data are as follows:

(amounts in thousands)	Quarter (13 weeks) Ended				Nine Months (39 weeks) Ended
	September 25, 2011		September 26, 2010		September 25, 2011		September 26, 2010
Business segment net revenue:
Shrink Management Solutions	$ 150,796		$ 147,314		$ 424,605		$ 420,580
Apparel Labeling Solutions	49,488		39,014		144,705		127,422
Retail Merchandising Solutions	17,842		16,996		53,420		50,954
Total revenues	$ 218,126		$ 203,324		$ 622,730		$ 598,956
Business segment gross profit:
Shrink Management Solutions	$ 58,510		$ 61,620		$ 170,139		$ 182,563
Apparel Labeling Solutions	14,733		12,026		41,837		45,735
Retail Merchandising Solutions	8,377		8,233		25,510		24,896
Total gross profit	81,620		81,879		237,486		253,194
Operating expenses, net	90,223	(1)	68,817	(2)	244,060	(3)	220,395	(4)
Interest (expense) income, net	(1,237)		(862)		(3,104)		(2,517)
Other gain (loss), net	(783)		(88)		(1,049)		(1,284)
(Loss) earnings before income taxes	$ (10,623)		$ 12,112		$ (10,727)		$ 28,998

(1)	Includes a $17.4 million restructuring charge and $2 thousand in acquisition costs.
(2)	Includes a $1.2 million restructuring charge.
(3)	Includes a $20.5 million restructuring charge and $2.2 million in acquisition costs.
(4)	Includes a $2.8 million restructuring charge.

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
foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 26, 2010, and our other Securities and Exchange Commission filings.

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

Our operations and results depend significantly on global market worldwide economic conditions, which have experienced deterioration in recent years. In response to these market conditions, we continue to focus on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We have also implemented initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that these restructuring initiatives coupled with the strength of our core business and our ability to generate positive cash flow will sustain us through this challenging period.

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees.  Total costs of the two plans are expected to approximate $54 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan.  Total annual savings of the two plans are expected to approximate $58 million by 2013, with $38 million to $43 million in total anticipated savings for the Global Restructuring Plan and $19 million to $24 million in total anticipated savings for the SG&A Restructuring Plan.

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. The implementation of this program was substantially completed in 2010 and is expected to result in annualized cost savings of approximately $6 million.

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

In July 2009, we entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of the second quarter of 2010, our financial statements reflect the final allocations of the Brilliant purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. Brilliant’s woven and printed label manufacturing capabilities has contributed to establishing us as a full range global supplier for the apparel labeling solutions business.

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

Our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, the effect of our restructuring activities, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 25, 2011 Compared to Thirteen Weeks Ended September 26, 2010

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	September 25, 2011 (Fiscal 2011)	September 26, 2010 (Fiscal 2010)	Fiscal 2011 vs. Fiscal 2010

Net revenues
Shrink Management Solutions	69.1%	72.5%	2.4%
Apparel Labeling Solutions	22.7	19.2	26.8
Retail Merchandising Solutions	8.2	8.3	5.0
Net revenues	100.0	100.0	7.3
Cost of revenues	62.6	59.7	12.4
Total gross profit	37.4	40.3	(0.3)
Selling, general, and administrative expenses	32.0	30.9	11.4
Research and development	2.5	2.4	12.5
Restructuring expense	8.0	0.6	1,380.2
Acquisition costs	—	—	N/A
Other operating income	1.2	—	N/A
Operating (loss) income	(3.9)	6.4	(165.9)
Interest income	0.5	0.4	16.9
Interest expense	1.0	0.8	30.3
Other gain (loss), net	(0.5)	—	789.8
(Loss) earnings before income taxes	(4.9)	6.0	(187.7)
Income taxes	17.7	2.5	661.0
Net (loss) earnings	(22.6)	3.5	(798.9)
Less: income (loss) attributable to non-controlling interests	—	—	N/A
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(22.6)%	3.5%	(795.7)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter of 2011 compared to the third quarter of 2010 increased $14.8 million, or 7.3%, from $203.3 million to $218.1 million. Foreign currency translation had a positive impact on revenues of approximately $10.0 million, or 4.9%, in the third quarter of 2011 as compared to the third quarter of 2010.

(amounts in millions)
Quarter ended	September 25, 2011 (Fiscal 2011)	September 26, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$ 150.8	$ 147.3	$ 3.5	2.4%
Apparel Labeling Solutions	49.5	39.0	10.5	26.8
Retail Merchandising Solutions	17.8	17.0	0.8	5.0
Net Revenues	$ 218.1	$ 203.3	$ 14.8	7.3%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues increased $3.5 million, or 2.4%, during the third quarter of 2011 compared to the third quarter of 2010. Foreign currency translation had a positive impact of approximately $7.1 million. The decrease in Shrink Management Solutions, after considering the foreign currency translation positive impact, was due to revenue declines of $4.5 million in Alpha® and $0.7 million in EAS consumables. These decreases were offset by increases in the other SMS businesses including CheckView® and EAS systems of $1.0 million and $0.4 million, respectively.

Alpha® revenues decreased $4.5 million in the third quarter of 2011 as compared to the third quarter of 2010. There has been strong demand for Alpha® products in the International Americas and Asia. This factor was more than offset by worsened market conditions in the U.S. and Europe for high theft prevention products during the third quarter of 2011 as well as the absence of large roll outs of Alpha® Solutions that we experienced in the third quarter of 2010.

EAS consumables revenues decreased $0.7 million in the third quarter of 2011 as compared to the third quarter of 2010. Similar to the impact on the first quarter and second quarter 2011 results, the decrease was primarily due to Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Higher volumes with certain customers for EAS labels offset the declines in Hard Tag @ Source TM revenues.

CheckView® revenues increased $1.0 million in the third quarter of 2011 as compared to the third quarter of 2010. The increase was due to growth in orders for installations and on-going services with existing customers, primarily in the U.S. We continue to leverage our relationships with EAS and Alpha® customers to generate new revenue opportunities for CheckView®.

EAS systems revenues increased $0.4 million in the third quarter of 2011 as compared to the third quarter of 2010. The increase was primarily driven by growth in the International Americas and Asia resulting from the addition of new customers and also due to new product installations with existing customers. New store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our Europe and North America based customers, who have increased their focus on margin improvement at existing stores. We have been addressing this by selling new, faster payback EAS consumables and Alpha® solutions to existing customers while increasing our market share in underpenetrated retail verticals through innovative products such as Evolve® and our Hard Tag @ Source™ program.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $10.5 million, or 26.8%, in the third quarter of 2011 as compared to the third quarter of 2010. After considering the foreign currency translation positive impact of approximately $1.1 million, the remaining increase of $9.4 million was due to non-comparable revenues of approximately $11.8 million, resulting from our acquisition of Shore to Shore on May 16, 2011. Our organic business declined primarily due to lower sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues increased $0.8 million, or 5.0%, in the third quarter of 2011 as compared to the third quarter of 2010. After considering the foreign currency translation positive impact of approximately $1.8 million, the decrease in revenues is related to a $0.9 million decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in 2011 due to the impact of continued shifts in market demand for HLS products.

Gross Profit

During the third quarter of 2011, gross profit decreased $0.3 million, or 0.3%, from $81.9 million to $81.6 million. The positive impact of foreign currency translation on gross profit was approximately $3.0 million. Gross profit, as a percentage of net revenues, decreased from 40.3% to 37.4%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 38.8% in the third quarter of 2011, from 41.8% in the third quarter of 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in Alpha®, EAS systems, EAS consumables and CheckView®. The decline in Alpha® margins was due to customer and product mix coupled with rising raw material prices. The EAS systems business also contributed to the decline, where gross margins were impacted by decreased volumes. Although the CheckView® business saw meaningful margin improvement from the first half of 2011, year over year comparables were impacted by customer product and service mix as well as project timing. The decline in EAS consumables margin was less than experienced in the first half of 2011 as we made progress in addressing the delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity coupled with pricing that did not yet reflect the enhanced capabilities of these products that we experienced earlier this year. EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™ and inventory adjustments.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 29.8% in the third quarter of 2011, from 30.8% in the third quarter of 2010. The decline was largely attributable to weaker operational performance at certain Asia facilities, inventory adjustments, and the impact of the Shore to Shore acquisition, which includes the effect of the deferred transfer to the Company of certain Asia-based printing operations.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.0% in the third quarter of 2011, from 48.4% in the third quarter of 2010. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to lower margins in HLS resulting from unfavorable manufacturing variances related to lower volumes.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $7.2 million, or 11.4%, during the third quarter of 2011 compared to the third quarter of 2010. Foreign currency translation increased SG&A expenses by approximately $3.6 million. The remaining increase in SG&A expense of $3.6 million was due primarily to the impact of the Shore to Shore acquisition, increases in selling expenses, and temporary increases in consulting, operations and shared services expenses to add capabilities required for future process and cost improvement initiatives. Offsetting these increases were the effects of an incentive compensation adjustment, fee reductions from external service providers, and decreased marketing activities. We expect the impact of the SG&A and enhanced Global Restructuring program to contribute to meaningful reductions in SG&A expense.

Research and Development Expenses

Research and development (R&D) expenses were $5.5 million, or 2.5% of revenues, in the third quarter of 2011 and $4.9 million, or 2.4% of revenues in the third quarter of 2010.

Restructuring Expenses

Restructuring expenses were $17.4 million, or 8.0% of revenues in the third quarter of 2011 compared to $1.2 million or 0.6% of revenues in the third quarter of 2010. The increase is due to the implementation of the Global Restructuring Plan, which included $7.5 million in restructuring related asset impairment charges for various locations around the world as well as $9.7 million of severance charges in connection with the enhanced Global Restructuring Plan and the SG&A Restructuring Plan.

Acquisition Costs

Acquisition costs were $2 thousand in the third quarter of 2011 without a comparable expense in 2010.

Other Operating Income

Other operating income was $2.6 million, or 1.2% of revenues in the third quarter of 2011 without comparable income in 2010. The increase was due to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements.

Interest Income and Interest Expense

Interest income for the third quarter of 2011 increased $0.1 million or 16.9% from the comparable quarter in 2010 due to increased interest income recognized for sales-type leases.

Interest expense for the third quarter of 2011 increased $0.5 million or 30.3% from the comparable quarter in 2010 due to an increase in debt related to the Shore to Shore acquisition as well as the funding of the temporary cash flow impact of the 2011 ERP implementation in North America and Caribbean operations. Interest expense was also impacted by an increase in interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.8 million in the third quarter of 2011 compared to a net loss of $0.1 million in the third quarter of 2010. The increase in the net loss was primarily due to a $0.9 million foreign exchange loss during the third quarter of 2011 compared to a $0.3 million foreign exchange loss during the third quarter of 2010.

Income Taxes

The effective tax rate for the third quarter of 2011 was negative 363.2% as compared to 41.9% for the third quarter of 2010. The change in the third quarter 2011 tax rate was primarily as a result of the recognition of a valuation allowance on domestic net deferred tax assets. During the quarter ending September 25, 2011 a valuation allowance in the amount of $48.0 million was established related to all components of the domestic net deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be fully realized. The amount of valuation allowance recorded is greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non-amortizable assets such as goodwill and indefinite lived intangibles. This charge was primarily a result of the trend of significant domestic losses experienced by the Company in recent years, as well as the reduction of the Company’s global earnings experienced during the first nine months of 2011.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $49.3 million, or $1.21 per diluted share, during the third quarter of 2011 compared to net earnings attributable to Checkpoint Systems, Inc. of $7.1 million, or $0.17 per diluted share, during the third quarter of 2010. The weighted-average number of shares used in the diluted earnings per share computation was 40.6 million and 40.5 million for the third quarters of 2011 and 2010, respectively.

Thirty-Nine Weeks Ended September 25, 2011 Compared to Thirty-Nine Weeks Ended September 26, 2010

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Thirty-nine weeks ended	September 25, 2011 (Fiscal 2011)	September 26, 2010 (Fiscal 2010)	Fiscal 2011 vs. Fiscal 2010

Net revenues
Shrink Management Solutions	68.2%	70.2%	1.0%
Apparel Labeling Solutions	23.2	21.3	13.6
Retail Merchandising Solutions	8.6	8.5	4.8
Net revenues	100.0	100.0	4.0
Cost of revenues	61.9	57.7	11.4
Total gross profit	38.1	42.3	(6.2)
Selling, general, and administrative expenses	36.1	33.9	11.0
Research and development	2.5	2.5	5.7
Restructuring expense	3.3	0.5	629.0
Acquisition costs	0.4	—	N/A
Other operating income	3.1	—	N/A
Operating (loss) income	(1.1)	5.4	(120.0)
Interest income	0.4	0.4	21.2
Interest expense	0.9	0.8	22.3
Other gain (loss), net	(0.2)	(0.1)	(18.3)
(Loss) earnings before income taxes	(1.8)	4.9	(137.0)
Income taxes	6.1	1.6	303.4
Net (loss) earnings	(7.9)	3.3	(351.1)
Less: income (loss) attributable to non-controlling interests	—	—	(143.1)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(7.9)%	3.3%	(349.9)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first nine months of 2011 compared to the first nine months of 2010 increased $23.7 million, or 4.0%, from $599.0 million to $622.7 million. Foreign currency translation had a positive impact on revenues of approximately $23.1 million, or 3.9%, in the first nine months of 2011 as compared to the first nine months of 2010.

(amounts in millions)
Thirty-nine weeks ended	September 25, 2011 (Fiscal 2011)	September 26, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$ 424.6	$ 420.6	$ 4.0	1.0%
Apparel Labeling Solutions	144.7	127.4	17.3	13.6
Retail Merchandising Solutions	53.4	51.0	2.4	4.8
Net Revenues	$ 622.7	$ 599.0	$ 23.7	4.0%

Shrink Management Solutions

Shrink Management Solutions revenues increased $4.0 million, or 1.0%, during the first nine months of 2011 compared to the first nine months of 2010. Foreign currency translation had a positive impact of approximately $16.7 million. After considering the impact of the foreign currency translation, the increase in EAS systems of $4.0 million, was offset by decreases in other SMS businesses including $3.0 million in Alpha®, and $14.6 million in EAS consumables.

EAS systems revenues increased $4.0 million in the first nine months of 2011 as compared to the first nine months of 2010. The increase was driven by growth in Asia and Europe resulting from the addition of new customers and also due to the extensions of arrangements and new product installations with existing customers. New store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our Europe and North America based customers, who have increased their focus on margin improvement at existing stores.

Alpha® revenues decreased $3.0 million in the first nine months of 2011 as compared to the first nine months of 2010. There has been strong demand for Alpha® products in the International Americas and Asia. This factor was more than offset by worsened market conditions in the U.S. and Europe for high theft prevention products during the first nine months of 2011 as well as the absence of large roll outs of Alpha® Solutions that we experienced in the first nine months of 2010.

EAS consumables revenues decreased $14.6 million in the first nine months of 2011 as compared to the first nine months of 2010. The decrease was primarily due to Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. A decline in Europe EAS label revenues due to reduced volumes with certain customers was also a factor.

CheckView® revenues in the first nine months of 2011 remained consistent as compared to the first nine months of 2010.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $17.3 million, or 13.6%, in the first nine months of 2011 as compared to the first nine months of 2010. After considering the foreign currency translation positive impact of approximately $2.6 million, the remaining increase of $14.7 million was due to $17.8 million in revenues from the acquisition of Shore to Shore on May 16, 2011, which were offset by a $3.1 million decline in organic revenues, primarily due to a decline in sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues increased $2.4 million, or 4.8%, in the first nine months of 2011 as compared to the first nine months of 2010. After considering the foreign currency translation positive impact of approximately $3.9 million, the decrease in revenues is related to a $1.2 million decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends for the remainder of 2011 due to the impact of continued shifts in market demand for HLS products.

Gross Profit

During the first nine months of 2011, gross profit decreased $15.7 million, or 6.2%, from $253.2 million to $237.5 million. The positive impact of foreign currency translation on gross profit was approximately $7.4 million. Gross profit, as a percentage of net revenues, decreased from 42.3% to 38.1%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 40.1% in the first nine months of 2011, from 43.4% in the first nine months of 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in CheckView®, Alpha®, EAS consumables, and EAS systems. The decline in CheckView® margins was due to customer product and service mix as well as project timing and increased costs associated with inventory adjustments. The decline in Alpha® margins was due to customer and product mix coupled with rising raw material prices. The decline in EAS consumables margins, which has shown improvements from the first half of 2011, was due to delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity, coupled with pricing that does not yet reflect the enhanced capabilities of these products that we experienced earlier this year.  EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. The decline in EAS Systems margins was driven by lower volumes and product mix.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 28.9% in the first nine months of 2011, from 35.9% in the first nine months of 2010. The decline was largely attributable to weaker operational performance at certain Asia facilities, inventory adjustments, and the impact of the Shore to Shore acquisition, which includes a purchase accounting based mark-up of acquired inventory as well as the deferred transfer to the Company of certain Asia based printing operations.  The efficiency issues that impacted EAS consumables margins in the Shrink Management Solutions segment also contributed to the Apparel Labeling Solutions margin decline.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.8% in the first nine months of 2011, from 48.9% in the first nine months of 2010. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to lower margins in HLS resulting from unfavorable manufacturing variances related to lower volumes.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $22.2 million, or 11.0%, during the first nine months of 2011 compared to the first nine months of 2010. Foreign currency translation increased SG&A expenses by approximately $8.2 million. The remaining increase in SG&A expense of $14.0 million was due primarily to the impact of the Shore to Shore acquisition, increases in selling expenses, and temporary increases in consulting, operations and shared services expenses resulting from the second quarter 2011 North American and Caribbean implementation of our company wide ERP system.  Also contributing to the increase were additions to staff to add capabilities required for future process and cost improvement initiatives, and increased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011. Offsetting these increases were the effects of an incentive compensation adjustment, fee reductions from external service providers and decreased marketing activities. We expect the impact of the SG&A and enhanced Global Restructuring program to contribute to meaningful reductions in SG&A expense.

Research and Development Expenses

Research and development (R&D) expenses were $15.6 million, or 2.5% of revenues, in the first nine months of 2011 and $14.8 million, or 2.5% of revenues in the first nine months of 2010.

Restructuring Expenses

Restructuring expenses were $20.5 million, or 3.3% of revenues in the first nine months of 2011 compared to $2.8 million or 0.5% of revenues in the first nine months of 2010. The increase is due to the implementation of the Global Restructuring Plan, which included $7.5 million in restructuring related asset impairment charges for various locations around the world as well as $12.1 million of severance charges in connection with the enhanced Global Restructuring Plan and the SG&A Restructuring Plan.

Acquisition Costs

Acquisition costs were $2.2 million, or 0.4% of revenues in the first nine months of 2011 without comparable expense in 2010.

Other Operating Income

Other operating income was $19.3 million, or 3.1% of revenues in the first nine months of 2011 without comparable income in 2010. The increase was due to the sales of customer related receivables associated with the renewal and extension of sales-type lease arrangements.

Interest Income and Interest Expense

Interest income for the first nine months of 2011 increased $0.5 million from the comparable nine months in 2010. The increase in interest income was primarily due to higher cash balances and increased interest income recognized for sales-type leases during the first nine months of 2011 compared to the first nine months of 2010.

Interest expense for the first nine months of 2011 increased $1.1 million from the comparable nine months in 2010 due to an increase in debt related to the Shore to Shore acquisition as well as the funding of the temporary cash flow impact of the second quarter 2011 ERP implementation in North America and Caribbean operations.  Interest expense was also impacted by an increase in interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.0 million in the first nine months of 2011 compared to a net loss of $1.3 million in the first nine months of 2010. The change in other net loss was primarily due to a $1.6 million foreign exchange loss during the first nine months of 2011 compared to a $1.8 million foreign exchange loss during the first nine months of 2010.

Income Taxes

The effective tax rate for the first nine months of 2011 was negative 356.8% as compared to 32.7% for the first nine months of 2010. The change in the 2011 tax rate was primarily as a result of the recognition of a valuation allowance on domestic net deferred tax assets. During the quarter ending September 25, 2011 a valuation allowance in the amount of $48.0 million was established related to all components of the domestic net deferred tax assets based on the determination that it was more likely than not that the deferred tax assets would not be fully realized. The amount of valuation allowance recorded is greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non-amortizable assets such as goodwill and indefinite lived intangibles. This charge was primarily a result of the trend of significant domestic losses experienced by the Company in recent years, as well as the reduction of the Company’s global earnings experienced during the first nine months of 2011.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. were $49.1 million, or $1.21 per diluted share, during the first nine months 2011 compared to net earnings attributable to Checkpoint Systems, Inc. of $19.6 million, or $0.49 per diluted share, during the first nine months of 2010. The weighted-average number of shares used in the diluted earnings per share computation was 40.5 million and 40.4 million for the first nine months of 2011 and 2010, respectively.

Liquidity and Capital Resources

Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, current and potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service our debt and working capital needs, meet our capital investment requirements, other current and potential restructuring requirements, and product development requirements.

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

As of September 25, 2011, our cash and cash equivalents were $105.6 million compared to $173.8 million as of December 26, 2010. Cash and cash equivalents decreased in 2011 primarily due to $90.0 million of cash used in investing activities, partially offset by $15.0 million of cash provided by financing activities, $2.7 million of cash provided by operating activities and $4.1 million effect of foreign currency.

Cash provided by operating activities was $10.7 million greater during the first nine months of 2011 compared to the first nine months of 2010. In 2011 compared to 2010, our cash from operating activities was impacted positively by changes in other current liabilities, unearned revenues, and the restructuring reserve, which was partially offset by changes in other current assets and inventories. Other current liabilities favorably impacted cash flows from operating activities primarily due to the timing of payments during the first nine months of 2011 compared to the first nine months of 2010. The restructuring reserve increased due to the implementation of the first phase of the new Global Restructuring Plan in the third quarter of 2011. Unearned revenues increased due to the increase of future contracted customer orders during the first nine months of 2011. Other current assets fluctuated due to an increase in current income tax receivable. Inventories fluctuated due to expected customer demand during the remainder of 2011. Further, in June 2011, we sold accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaling $30.9 million. Cash proceeds from the initial sale of the accounts receivable are used to fund operations.

Cash used in investing activities was $73.9 million greater during the first nine months of 2011 compared to the first nine months of 2010. This was primarily due to the Shore to Shore acquisition.

Cash provided by financing activities was $14.4 million less in the first nine months of 2011 compared to the first nine months of 2010. The decrease in cash provided by financing activities was primarily due to payments on existing borrowing facilities.

Our percentage of total debt to total equity as of September 25, 2011, was 28.8% compared to 24.3% as of December 26, 2010. As of September 25, 2011, our working capital was $259.3 million compared to $298.8 million as of December 26, 2010.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in research and development amounted to $15.6 million and $14.8 million during the first nine months of 2011 and 2010, respectively. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. We anticipate spending approximately $4 million on research and development to support achievement of our strategic plan during the remainder of 2011.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2011, our contribution to these plans was $3.8 million. Our total funding expectation for 2011 is $4.9 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first nine months of 2011 totaled $14.4 million compared to $16.4 million during 2010. During the first nine months of 2011, our acquisition of property, plant, and equipment included $5.5 million of capitalized internal-use software costs related to an ERP system implementation, compared to $7.3 million during the first nine months of 2010. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $9 million in 2011.

In January 2011, the Company entered into an agreement to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million, including cash acquired of $1.9 million and the assumption of debt of $4.2 million. As of September 25, 2011, $3.9 million of this amount remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks right to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets. The payment for the acquisition is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

As of September 25, 2011, the Japanese local line of credit is $2.0 million (¥150 million) and is fully drawn. The line of credit matures in November 2011.

During the first nine months of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down and $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit.

On December 30, 2009, we entered into a new Hong Kong banking facility. The banking facility includes a trade finance facility, a revolving loan facility, and a term loan. The maximum availability under the facility is $7.4 million (HKD 57.4 million). The banking facility is secured by all plant, machinery, fittings and equipment. The book value of the collateral as of September 25, 2011 is $8.7 million (HKD 67.9 million). As of September 25, 2011, the Company has outstanding $3.8 million (HKD 29.4 million) against the term loan, $1.0 million (HKD 8.1 million) against the trade finance facility, and $0.4 million (HKD 3.0 million) against the revolving loan facility. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. At September 25, 2011 the factoring arrangements had a balance of $1.4 million (€1.1 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $1.0 million (€0.8 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. At September 25, 2011, the interest rate was 4.54%. At September 25, 2011, our short-term full-recourse factoring arrangement equaled $10.0 million (€7.4 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets since the agreement expires in December 2011.

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

Revolving Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of September 25, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of September 25, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. As of September 25, 2011, we were in compliance with all covenants.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of September 25, 2011, we did not issue additional fixed-rate senior secured notes.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. As of September 25, 2011, we were in compliance with all covenants.

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

Provisions for Restructuring

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $54 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $58 million by 2013, with $38 million to $43 million in total anticipated savings for the Global Restructuring Plan and $19 million to $24 million in total anticipated savings for the SG&A Restructuring Plan.

Restructuring expense for the three and nine months ended September 25, 2011 and September 26, 2010 was as follows:

(amounts in thousands)	Quarter (13 weeks) Ended		Nine Months (39 weeks) Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Global Restructuring Plan
Severance and other employee-related charges	$ 6,085	$ —	$ 6,085	$ —
Asset impairments	7,479	—	7,479	—
SG&A Restructuring Plan
Severance and other employee-related charges	3,661	724	6,120	1,561
Other exit costs	216	—	826	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(49)	89	(90)	658
Other exit costs	—	362	64	591
Total	$ 17,392	$ 1,175	$ 20,484	$ 2,810
Restructuring accrual activity for the nine months ended September 25, 2011 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 25, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ —	$ 6,085	$ —	$ —	$ —	$ 6,085
SG&A Restructuring Plan
Severance and other employee-related charges	6,660	6,240	(120)	(4,349)	65	8,496
Other exit costs(1)	—	826	—	(494)	(13)	319
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(159)	(585)	—	44
Other exit costs(2)	143	75	(11)	(132)	—	75
Total	$ 7,522	$ 13,295	$ (290)	$ (5,560)	$ 52	$ 15,019

(1)
During the first nine months of 2011, there was a net charge to earnings of $0.8 million primarily due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility.

(2)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the first nine months of 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

Global Restructuring Plan

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

As of September 25, 2011, the net charge to earnings of $13.6 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $33 million to $38 million, of which $13.6 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 897. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the Global Restructuring Plan are anticipated to be approximately $38 million to $43 million.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially complete by the end of 2011.

As of September 25, 2011, the net charge to earnings of $6.9 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $16.8 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 325, of which 215 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the SG&A Restructuring Plan are anticipated to be approximately $19 million to $24 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the nine months ended September 25, 2011, there was a net increase to earnings of $26 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, of which 417 have been terminated. As of September 25, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination. Annual savings in connection with the Manufacturing Restructuring Plan are anticipated to be approximately $6 million.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 26, 2010. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $15.7 million as of September 25, 2011, and $16.4 million as of December 26, 2010, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation -- Retirement Benefits -- Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 25, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $21.3 million. The fair values of the forward exchange contracts were reflected as a $0.6 million asset and $0.3 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2011 to August 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 25, 2011, the fair value of these cash flow hedges were reflected as a $0.9 million asset and a $92 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $24.3 million (€17.3 million) and the unrealized gain recorded in other comprehensive income was $0.4 million (net of taxes of $0.1 million), of which $0.2 million (net of taxes of $44 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 25, 2011, a $0.7 million and $1.2 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $0 and $0.1 million of hedge ineffectiveness during the three and nine months ended September 25, 2011, respectively.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the Company's third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*

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

CHECKPOINT SYSTEMS, INC.

November 1, 2011	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*

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