Form 10-K
CHECKPOINT SYSTEMS INC
filed 2012-03-02
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011
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
Yes ☐     No ☑

As of June 26, 2011, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $684,008,493.

As of February 24, 2012, there were 40,304,746 shares of the Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

In this Annual Report on Form 10-K, we are revising our historical financial statements for the year ended December 26, 2010 and the year ended December 27, 2009 and consolidated financial data for each of the quarterly periods for the years ended December 25, 2011 and December 26, 2010 (the “Revised Periods”). We are also revising the Selected Financial Data in Item 6 for each of the periods presented. The revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to (i) the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary; and (ii) immaterial income tax adjustments recorded in the third quarter of 2010 that should have been recorded in the fourth quarter of 2009. The Company assessed the impact of these errors, including the impact of the previously disclosed out-of-period adjustment on its prior interim and annual financial statements and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Annual Report on Form 10-K affected by the revision adjustments reflect such amounts as revised. In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Annual Report on Form 10-K. For a more detailed explanation of the matters and resulting revisions, please see Part II – “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revision of Previously Issued Consolidated Financial Statements,” “Item 8: Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements, and “Item 8: Financial Statements and Supplementary Data – Note 20 to the Consolidated Financial Statements.”

In addition to the revised consolidated financial information for the Revised Periods, this Annual Report on Form 10-K also contains revised financial discussion and analysis regarding the Revised Periods.  This revised disclosure is contained in Part 1 – “Item 1A: Risks Related to Our Internal Control Over Financial Reporting and the Revision of Our Previously Issued Financial Statements,” Part II – “Item 6: Selected Consolidated Financial Data,” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CHECKPOINT SYSTEMS, INC.

FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited, to the following: our ability to integrate the Shore to Shore acquisition and other acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system, and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake to update our forward-looking statements, except as required by applicable securities laws.

Item 1. BUSINESS

Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven end-to-end loss prevention, merchandising and labeling solutions to the retail and apparel industry. We enable retailers and their suppliers to reduce shrink, improve shelf availability, improve shoppers’ experience and leverage real-time data to achieve operational excellence. Our solutions are built upon 40 years of RF technology expertise, diverse shrink management offerings, a broad portfolio of apparel labeling solutions, RFID applications, innovative high-theft solutions and our Check-Net® web-based data management platform. We provide solutions to brand, track and secure goods for retailers, apparel manufacturers and consumer product manufacturers worldwide.

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

Our retail labeling systems and services are designed to consolidate tag and label requirements to improve efficiency, reduce costs, and furnish value-added solutions for customers in many markets and industries. Applications for apparel customers include tickets, tags and labels containing brand identification, variable data, pricing and promotional information, automatic identification (auto-ID), EAS for theft protection, and RFID for item tracking and inventory management. We have achieved substantial international growth, primarily through acquisitions, and now operate directly in 35 countries. Products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

In November 2007, we acquired the Alpha S3 business from Alpha Security Products, Inc. Based in Charlotte, North Carolina, the Alpha S3 business offers a comprehensive line of security solutions designed to protect high-theft merchandise on open display in retail environments. The Alpha® S3 product portfolio complements our EAS source tagging program, and is in line with our strategy to provide retailers a comprehensive line of shrink management solutions.

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

In June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. has enhanced our strategy to help retailers and suppliers with our EVOLVE™ EAS platform to more easily migrate to EPC RFID, as our industry moves to a common EPC standard. In addition, as closed-loop apparel retailers and department stores increasingly see the value of using item-level RFID for tracking and managing inventory through the supply chain and in stores, our complete end-to-end solution of RFID hardware and software, tags and labels, service and support, is uniquely available from one fully integrated source. With Checkpoint’s merchandise visibility solutions, retailers and their suppliers gain deeper visibility of assets and merchandise, enabling them to reduce out-of-stock products, reduce working capital requirements, and increase sales.

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

In May 2011, through the acquisition of equity and/or assets, we acquired the Shore to Shore businesses, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition is a further step in our strategy to become the recognized number two global provider of apparel labeling solutions.

Products and Offerings

We report results of operations in three segments: Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The revenues and gross profit margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 18 “Business Segments and Geographic Information” to the Consolidated Financial Statements.

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line. During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha® product line. This change results in all hard tags for in-store application being recorded in the same product line as the Alpha® hard tags. Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting. Fiscal year 2009 has been conformed to reflect the product line change within the SMS segment. We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis to reflect this change in classification to be consistent for all periods presented.

Each of these segments offer an assortment of products and services that in combination are designed to provide a comprehensive, single source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the entire supply chain. Each segment and its respective products and services are described below.

SHRINK MANAGEMENT SOLUTIONS

Our largest segment is providing shrink management and merchandise visibility solutions to retailers. Our diversified line of security products is designed to help retailers prevent inventory losses caused by impulse theft, organized retail theft, and employee theft, reduce selling costs through lower staff requirements, enhance shoppers’ experience, improve inventory management and boost sales by having the right goods available when customers are ready to buy. Our products facilitate the open display of merchandise, which allows retailers to maximize sales opportunities. We believe that we hold a significant share of worldwide EAS systems installations through the deployment of our own proprietary RF-EAS and EM-EAS technologies. EAS systems revenues accounted for 23%, 22%, and 27% of our 2011, 2010, and 2009 total revenues, respectively.

Our Alpha® solutions are focused exclusively on protecting high-risk merchandise. Alpha® products enable retailers to safely display high-theft merchandise in an open environment, giving consumers easy access and convenient purchasing. For 2011, 2010, and 2009, the Alpha business represented 16%, 17%, and 12% of our revenues, respectively.

We offer a wide variety of EAS-RF and EAS-EM labels which provide security solutions matched to specific retail requirements. Under our source tagging program, labels and tags can be attached or embedded in products or packaging at the point of manufacture. In 2009, we introduced Hard Tag @ Source™ for apparel customers who prefer hard tags for garment security but wish to avoid the expense of in-store tag application. These tags are recycled back into distribution following quality assurance thus reducing waste and saving energy. All participants in the retail supply chain are concerned with maximizing efficiency. Reducing time-to-market requires refined production and logistics systems to ensure just-in-time delivery, as well as shorter development, design, and production cycles. Services range from full-color branding labels to tracking labels and, ultimately, fully-integrated labels that include EAS or RFID circuits. This integration is based on the critical objectives of supporting rapid delivery of goods to market while reducing losses, whether through misdirection, tracking failure, theft or counterfeiting, and of reducing labor costs by tagging and labeling products at the source. EAS consumables revenues represented 14%, 15% and 16% of our total revenues for 2011, 2010, and 2009, respectively.

Our CheckView® business offers retailers physical and electronic security solutions in the form of fire and intrusion alarms, digital video surveillance solutions and 24/7 alarm monitoring. For 2011, 2010, and 2009, the CheckView® business represented 13%, 14%, and 13% of our revenues, respectively. Our CheckView® business in the financial services sector is being marketed to be divested after we conducted an assessment of our business portfolio with the Board of Directors. This assessment led to the determination to divest the U.S. Southeast region-based Banking Security Systems Integration business so that we can focus on the growth of our core businesses. As such, it is not included in our revenues from continuing operations.

No other product group in this segment accounted for as much as 10% of our revenues.

These broad and flexible product lines, marketed and serviced by our extensive sales and service organizations, have helped us emerge as a preferred supplier to retailers around the world. Shrink Management Solutions represented approximately 69%, 70%, and 71% of total revenues in 2011, 2010, and 2009, respectively.

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

Our business model relies upon customer commitments for security product installations to a large number of their stores over a period of several months (large chain-wide installations). EVOLVE™ allows existing customers to upgrade their security systems. Furthermore, its enhanced data analytics capabilities enable customers to maximize the return on their hardware investment and gain insight into shrink and operational issues through the use of actionable data.

Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing RF, signal strengths, and other factors.

Electronic Article Surveillance Consumables

We produce EAS-RF and EAS-EM labels that work in combination with our EAS systems to reduce merchandise theft in retail stores. Our diversified product line of discrete, disposable labels are designed to enable retailers to protect a wide array of easily-pocketed, high shrink merchandise. While EAS labels can be applied in retail stores and distribution centers, an increasing percentage of our customers are taking advantage of our source tagging program. In source tagging programs, EAS labels and hard tags are configured to the merchandise and specific security requirements of the customer and applied at the point of manufacture. Our paper-thin EAS labels have characteristics that are easily integrated with high-speed automated application systems. We offer a new generation of enhanced performance (EP) labels that are smaller yet provide superior detection capability. This product line, which is easily attached to limited surfaces, offers protection to small items like cosmetics or CDs. In 2010, we launched EP CLEAR, which offers the same kind of protection without covering packaging and allows for scanning of bar codes through the label. In 2011 we launched our On Demand Print services for the CLEAR labels, which allow our customers to customize their labels with their own unique brand or other information, according to their needs. Also, in 2011, we launched the EP Clear Tamper Tag, which provides the advantages of an EP Clear label with a strong bond that degrades packaging material when removed, deterring theft with the intent to resell the product.

Alpha®

We provide retailers with innovative and technically advanced products engineered to protect high-theft merchandise. Alpha® products are uniquely designed to protect high-risk merchandise, offering retailers the highest levels of theft protection, aesthetically pleasing design, value and ease of use. Alpha® pioneered the “open display” security philosophy by providing retailers a truly safe means to bring merchandise from behind locked cabinets and openly display it. The product line consists of Keepers™, Spider Wraps®, Bottle Security, Cable Loks®, hard tags for in-store application, and Showsafe™ displays. Showsafe™ is a line alarm system for protecting display merchandise. All Alpha® products are available in AM, RF, or EM formats.

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

In 2007 and 2008, we expanded our systems solution offering in the U.S. by entering the financial services sector, providing branch banks with physical and electronic security solutions. In 2011, we conducted an assessment of our business portfolio with the Board of Directors. This assessment led to the determination to divest the U.S. Southeast region-based Banking Security Systems Integration business so that we can focus on the growth of our core businesses.

Merchandise Visibility (RFID)

We produce RFID tags and labels, leveraging our high volume, low cost RF circuit production and manufacturing knowledge. In October 2006, we announced our intention to focus our RFID initiative on our core retail customers business. During June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. The addition of OATSystems, Inc. builds on our strategy to help retailers and suppliers with our EVOLVE™ EAS platform to more easily migrate to EPC RFID, as our industry moves to a common EPC standard. In addition, as closed-loop apparel retailers and department stores increasingly see the value of using item-level RFID for tracking apparel through the supply chain and for managing inventory. Our complete end-to-end solution of RFID hardware and software, tags and labels, service and support, is uniquely available from one fully integrated source. With Checkpoint’s merchandise visibility offering, retailers and their suppliers gain deeper visibility of assets and merchandise - further reducing shrink and increasing bottom-line profits while enhancing the on-shelf availability of merchandise for consumers. In 2011, we introduced an RFID Overhead EAS solution incorporating Wirama Radar™ as a key component of an integrated solution delivering real-time inventory and related benefits, while serving as an enhanced EAS system, improving operations at the point-of-exit.

APPAREL LABELING SOLUTIONS

Apparel Labeling Solutions (ALS) is our second largest segment. We provide apparel retailers, brand owners, and manufacturers with a single source for all their apparel labeling requirements. ALS also includes our web-based data management service and network of 29 service bureaus strategically located in 20 countries close to where apparel is manufactured. Our data management service offers order entry, logistics, and data management capabilities. It facilitates on-demand printing of variable information onto apparel tags and labels. ALS also offers the integration of EAS-RF and RFID into apparel tags and labels.

Our service bureau network is one of the most extensive in the industry, and its ability to offer fully integrated apparel labeling places it among just a handful of suppliers who possess this capability.

ALS revenues represented 23%, 21%, and 19% of our total revenues for 2011, 2010, and 2009, respectively.

RETAIL MERCHANDISING SOLUTIONS

The Retail Merchandising Solutions segment includes hand-held label applicators and tags, promotional displays, and queuing systems. These traditional products broaden our reach among retailers. Many of the products in this segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our hand-held labeling systems serve a declining market. Retail Merchandising Solutions, which is focused on European and Asian markets, represents approximately 8% of our business, with no product group in this segment accounting for as much as 10% of our revenues.

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

Principal Markets and Marketing Strategy

Through our Shrink Management Solutions segment, we market EAS systems, including hardware, consumables and software, and other security solutions, namely Alpha® and CheckView® products and services, primarily to worldwide retailers in the hard goods market and soft goods market. We enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments.

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

▪	establish business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

▪	expand market opportunities to manufacturers and distributors, including source tagging and value-added labeling;

▪	continue to promote source tagging around the world with extensive integration and automation capabilities using new EAS, RFID, and auto-ID technologies; and

▪	assist retailers in understanding the benefits and implementation of EPC using RFID technology.

We market our products primarily:

▪	by providing total loss prevention, merchandise visibility and apparel labeling solutions to our customers;

▪	by communicating, messaging and highlighting Checkpoint’s unique position as a single source provider of integrated and complete solutions for retailers;

▪	by helping retailers sell more merchandise by avoiding stock-outs and making merchandise available to consumers;

▪	by serving as a single point of contact for auto-ID and EAS labeling and ticketing needs;

▪	through direct sales efforts, comprehensive public relations efforts, online marketing and targeted trade show participation;

▪	through superior service and support capabilities; and

▪	by emphasizing source tagging benefits.

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

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Electronic Article Surveillance

We manufacture our EAS systems and consumables, including Alpha® S3 products, in facilities located in Puerto Rico, Japan, China, the U.S., and Germany. Our manufacturing strategy for EAS products is to rely primarily on in-house capability for core components and to outsource manufacturing to the extent economically beneficial. We manage the integration of our in-house capability and our outsourced manufacturing in a way that provides significant control over costs, quality, and responsiveness to market demand, which we believe results in a distinct competitive advantage.

We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For RF sensor production, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in China and the Dominican Republic for the majority of our sensor product lines. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Puerto Rico, Japan, Germany, and China. For our Alpha® S3 secured merchandising production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China. The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions for our disposable tags; and polymer resin for our Alpha® S3 products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

CheckView® — Video, Fire and Intrusion Systems

We market video systems and installation and monitoring services in selected countries throughout the world using our own sales staff. These products and services are provided to our EAS retail customers, as well as non-EAS retailers. Fire and intrusion systems are marketed exclusively in the U.S. through a direct sales force.

Apparel Labeling Solutions and Retail Merchandising Solutions

We manufacture labels, tags, and hand-held tools. Our main production facilities are located in Germany, the Netherlands, the U.S., the U.K., China, and Malaysia. Local production facilities are also situated in Hong Kong, China, Bangladesh, Sri Lanka, and Turkey. Our facilities in the Netherlands and the U.S. manufacture labels and tags for laser overprinting. With the acquisition of Brilliant in August 2009, we acquired fabric and woven labels manufacturing facilities in China. The acquisition of Shore to Shore in May 2011 expanded the geographic footprint of our printed label operations. ALS has a network of 29 service bureaus located in 20 countries that supplies customers with customized apparel tags and labels to the location where the goods are manufactured. Manufacturing in Germany is focused on HLS labels and print heads for HLS tools. The Malaysian facility produces standard bodies for HLS tools for Europe, complete hand-held tools for the rest of the world, and labels for the local market.

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

Electronic Article Surveillance

We sell our EAS systems, labels, and Alpha® S3 products principally throughout North America, South America, Europe, and the Asia Pacific regions. In North America, we market our EAS products through our own sales personnel and independent representatives.

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

BACKLOG

Our backlog of orders was approximately $52.2 million at December 25, 2011, compared to approximately $48.0 million at December 26, 2010. We anticipate that substantially all of the backlog at the end of 2011 will be delivered during 2012. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

COMPETITION

Electronic Article Surveillance

Currently, EAS systems and consumables are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its Tyco Security Solutions segment. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s 2011 revenues were approximately $17.4 billion, of which $8.6 billion was attributable to the Tyco Security Solutions segment.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc. in EAS systems and consumables, and All-Tag Security in EAS-RF labels, principally in the retail market. Within our international markets, mainly Europe, Nedap® is our most significant competitor. The largest competitors of the Alpha® S3 secured merchandising product line include Universal Surveillance Systems, Vanguard Protex Global Corporation, Se-Kure Controls, Inc., Invue Security Products, and Century.

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

Retail Merchandising Solutions

We face no single competitor in any international market across our entire retail merchandising solutions product range. HL Display AB and VFK Renzel GMBH are our largest competitors in retail display systems, primarily in Europe. In hand-held labeling solutions, we compete with Contact, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix.

OTHER MATTERS

Research and Development

We spent $19.8 million, $20.5 million, and $20.4 million, in research and development activities during 2011, 2010, and 2009, respectively. Our R&D emphasis is on continually broadening our product lines, reducing costs, and expanding the markets and applications for all products. We believe that our future growth is dependent, in part, on the products and technologies resulting from these efforts.

The acquisition of Shore to Shore is a further step in Checkpoint's strategy to become the recognized number two global provider of apparel labeling solutions. Not only does this acquisition put Checkpoint significantly closer to its goal of growing the Apparel Labeling Solutions business significantly, it also extends our global network of print shops and variable data management capabilities to effectively deliver our RFID-based merchandise visibility solutions.

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

Employees

As of December 25, 2011, we had 6,565 employees, including six executive officers, 119 employees engaged in research and development activities, 540 field service employees, and 656 employees engaged in sales and marketing activities. In the United States, 10 of our employees are represented by a union. In Europe, approximately 378 of our employees are represented by various unions or work councils.

Financial Information about Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 25, 2011, and long-lived assets as of December 25, 2011 and December 26, 2010, is provided in Note 18 of the Consolidated Financial Statements.

Available Information

Our internet website is at www.checkpointsystems.com. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our website as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (SEC). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

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

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
Robert P. van der Merwe	59	4 years	Chairman since December 2008, President and Chief Executive Officer since December 2007
Raymond D. Andrews	58	6 years	Senior Vice President and Chief Financial Officer since December 2007
Per H. Levin	54	17 years	President Merchandise Visibility and Apparel Labeling Solutions since September 2011
John R. Van Zile	59	8 years	Senior Vice President, General Counsel and Secretary since June 2003
Farrokh Abadi	50	7 years	President, Shrink Management Solutions since September 2010
S. James Wrigley	58	2 years	Group President, Global Customer Management since March 2010

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

Mr. Andrews was appointed Senior Vice President and Chief Financial Officer on December 6, 2007. Mr. Andrews was Vice President and Chief Accounting Officer from August 2005 until December 2007. He previously served as Controller of INVISTA S.a’r.l., a subsidiary of Koch Industries, where he oversaw the company’s accounting operations in North and South America, Europe and Asia. Prior to the acquisition by Koch Industries, Mr. Andrews was Director of Accounting Operations of INVISTA Inc. From 1998 to 2002, Mr. Andrews served as Controller for DuPont Pharmaceuticals Company and then Bristol-Myers Squibb Pharma Company, a subsidiary of Bristol-Myers Squibb, when that company acquired DuPont Pharmaceuticals in 2001. Prior to being appointed Controller, he held positions of increasing responsibility at DuPont Merck Pharmaceutical Company and the DuPont Company. Mr. Andrews is a Certified Public Accountant and a Chartered Global Management Accountant.

Mr. Levin was appointed President Merchandise Visibility and Apparel Labeling Solutions in September 2011 and was President Merchandise Visibility from September 2010 until September 2011. He was President, Shrink Management and Merchandise Visibility Solutions from March 2006 until September 2010. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, and Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

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

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 35 countries, and our international operations generate approximately 67% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

▪	the difficulty in enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

▪	trade protection measures and import or export licensing requirements;

▪	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

▪	compliance with a variety of foreign laws and regulations;

▪	compliance with the Foreign Corrupt Practices Act and the Office of Foreign Assets Control;

▪	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

▪	the threat of nationalization and expropriation;

▪	increased costs and risks of doing business in a number of foreign jurisdictions;

▪	changes in enacted tax laws;

▪	limitations on repatriation of earnings; and

▪	fluctuations in equity and revenues due to changes in foreign currency exchange rates.

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

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates and interest rates. Refer to Part 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our net revenue derived from sales in non-U.S. markets is approximately 67% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, which is our functional currency.

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

There is no assurance that the patents we have obtained will provide adequate protection to ensure any competitive advantages for our products. We also cannot assure investors that those patents will not be successfully challenged, invalidated or circumvented prior to their expiration. In addition, we cannot provide assurance that competitors have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the U.S. or in international markets.

We cannot assure you that we will not become subject to patent infringement claims. The defense and prosecution of intellectual property lawsuits generally are costly and time-consuming. If other parties violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation will be costly and cause significant diversion of effort by our technical and management personnel.

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

We maintain a senior secured credit facility and senior secured notes that contain restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our senior secured credit facility and senior secured notes agreements contain other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the requirements of the senior secured credit facility and/or senior secured notes agreements, we may be in default, and we may not be able to obtain the necessary amendments to the respective agreements or waivers of an event of default. Upon an event of default, if the respective agreements are not amended or the event of default is not waived, the lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms. The impact of our restructuring initiatives and on-going economic conditions are expected to put pressure on our leverage ratio covenant during 2012. As a proactive measure, we pursued an amendment to temporarily increase the leverage ratio through the end of the third quarter of 2012. This amendment was approved and deemed effective as of February 17, 2012.

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

In August 2009, we acquired Brilliant, a Hong Kong and China-based manufacturer of woven and printed labels, which will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. Upon full integration of the acquisition, Brilliant’s woven and printed label manufacturing capabilities will establish us as a full range global supplier for the apparel labeling solutions business. In May 2011, we acquired the equity and/or assets of Shore to Shore, Inc., including the Adapt Group and related assets. Together, this acquisition represents a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, hang tags, price tickets, printed paper tags, pressure sensitive products, woven labels, leather and leather-like labels, heat transfer labels and brand protection and EAS solutions/labels which may or may not contain RFID tags, chips or inlays. The allocation of the purchase price remains open for quantification of acquired income and non-income based tax exposures, certain information related to deferred income taxes, and finalization of the 2010 performance payment amount due.

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

Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

Our 2011 annual impairment test indicated no impairment of our goodwill or intangible assets. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Apparel Labeling Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The classification of this business as discontinued operations was determined to be a triggering event for testing goodwill impairment. As a result of this impairment test, we determined that there was a $3.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $2.8 million impairment of customer relationship intangible assets. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.

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

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal controls over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting that resulted in revisions of our Consolidated Financial Statements included in this Annual Report on Form 10-K. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to prevent or detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this control deficiency, we failed to detect on a timely basis fraudulent misappropriation of company funds, which contributed to the revision of the annual financial statements for 2010 and 2009 and the interim financial information for 2011 and 2010. The impacted accounts were cash, accounts receivable and inventory as well as income taxes and non-income taxes payable and operating expenses. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Additionally, this control deficiency could result in misstatements of the aforementioned accounts or other accounts that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of December 25, 2011. See Part II — “Item 9A: Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. Our efforts have been and will continue to be time-consuming and expensive. The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles.

The investigations by internal management into some of our historical accounting practices and the determination of various accounting adjustments, which resulted in the revision of our previously issued Consolidated Financial Statements, have been time-consuming and expensive, and may continue to have an adverse effect on our financial condition, results of operations and cash flows.

Commencing December 2011, our internal management devoted substantial internal and external resources to the investigation of certain unsubstantiated accounting entries in our Canada operations. Over substantially the same period, we have devoted substantial additional resources to preparing the revised financial statements and information included in this Annual Report on Form 10-K. As a result of these efforts, we have incurred substantial fees and expenses during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, primarily for additional accounting, tax, legal and related consulting costs. These costs, as well as the substantial management time devoted to address these issues, have adversely affected and may continue to adversely affect our financial condition, results of operations and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at One Commerce Square, 2005 Market Street, Suite 2410, Philadelphia, Pennsylvania. As of December 25, 2011, we owned or leased approximately 3.0 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in Bangladesh, China, the Dominican Republic, Germany, Guatemala, Hong Kong, India, Japan, Malaysia, the Netherlands, Puerto Rico, Spain, Sri Lanka, Turkey, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. On November 2, 2011, the Court finalized the decision to order us to pay the attorneys’ fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the defendants’ bill of attorneys’ fees.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol CKP. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported on the NYSE Composite Tape.

Market Price Per Share
	High	Low
Fiscal year ended December 25, 2011
First Quarter	$ 23.00	$ 19.29
Second Quarter	$ 22.69	$ 15.89
Third Quarter	$ 18.24	$ 12.41
Fourth Quarter	$ 14.95	$ 10.58
Fiscal year ended December 26, 2010
First Quarter	$ 23.05	$ 14.98
Second Quarter	$ 23.92	$ 17.15
Third Quarter	$ 21.50	$ 16.07
Fourth Quarter	$ 22.42	$ 16.96

Holders of Record

As of February 24, 2012, there were 579 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2011, 2010, or 2009.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 31, 2006 and ending on December 25, 2011, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

Year	Checkpoint Systems, Inc.	NYSE/AMEX/NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2006	100.00	100.00	100.00
2007	128.66	105.21	116.66
2008	48.72	66.58	59.54
2009	75.51	85.94	96.46
2010	101.75	101.49	112.21
2011	54.16	102.44	103.29

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
December 2011

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

Item 6. SELECTED FINANCIAL DATA

We have revised the selected financial data as of and for the years ended December 26, 2010, December 27, 2009, December 28, 2008 and December 30, 2007. The revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to (i) the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary; and (ii) income tax adjustments recorded in the third quarter of 2010 that should have been recorded in the fourth quarter of 2009. The Company assessed the impact of these errors and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Due to the revisions, the periods ended December 28, 2008 and December 30, 2007 should be considered unaudited for purposes of the presentation below. For more information, refer to Note 1 of the Consolidated Financial Statements. The following tables set forth our selected financial data and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(amounts in thousands, except per share data)
Year ended	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
STATEMENT OF OPERATIONS DATA
Net revenues	$ 865,343	$ 821,678	$ 762,251	$ 900,215	$ 829,126
Earnings (loss) from continuing operations before income taxes	$ 428	$ 37,745	$ 35,659	$ (29,062)	$ 71,034
Income taxes expense	$ 59,540	$ 9,358	$ 11,083	$ 793	$ 12,400
(Loss) earnings from continuing operations	$ (59,112)	$ 28,387	$ 24,576	$ (29,855)	$ 58,634
Loss from discontinued operations, net of tax	$ (7,514)	$ (773)	$ (911)	$ (271)	$ (207)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$ (66,569)(1)	$ 27,730(2)	$ 24,112(3)	$ (30,003)(4)	$ 58,434(5)
(Loss) earnings attributable to Checkpoint Systems, Inc. per share from continuing operations:
Basic	$ (1.46)	$ .71	$ .63	$ (.75)	$ 1.47
Diluted	$ (1.46)	$ .71	$ .63	$ (.75)	$ 1.44
(Loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (1.64)	$ .69	$ .61	$ (.76)	$ 1.47
Diluted	$ (1.64)	$ .69	$ .61	$ (.76)	$ 1.43
Depreciation and amortization	$ 37,348	$ 34,477	$ 32,325	$ 30,788	$ 21,059

(1)
Includes a $47.7 million valuation allowance adjustment, a $28.6 million restructuring charge ($25.8 million, net of tax), a $3.4 million intangible impairment ($3.2 million, net of tax), a $3.4 million goodwill impairment ($3.1 million, net of tax), $2.3 million in acquisition costs ($2.3 million, net of tax), a $1.0 million change related to an indefinite tax reversal assertion, and a $0.9 million litigation settlement ($0.9 million, net of tax), and income of $0.2 million related to improper and fraudulent Canadian activities ($0.1 million, net of tax).

(2)
Includes an $8.2 million restructuring charge ($6.2 million, net of tax), a valuation allowance adjustment of $4.3 million, a $1.7 million tax charge, a $1.5 million expense related to improper and fraudulent Canadian activities ($1.2 million, net of tax), and a $0.8 million selling, general and administrative charge ($0.8 million, net of tax) related to adjustments to acquisition related liabilities pertaining to the period prior to the acquisition date.

(3)
Includes a $5.4 million restructuring charge ($4.0 million, net of tax), a valuation allowance adjustment of $5.3 million, a $1.3 million expense related to improper and fraudulent Canadian activities ($1.1 million, net of tax), and a $1.3 million litigation settlement charge ($0.8 million, net of tax).

(4)
Includes a $59.6 million goodwill impairment charge ($58.5 million, net of tax), a $6.4 million restructuring charge ($4.6 million, net of tax), a $6.2 million litigation settlement charge ($3.8 million, net of tax), a $3.0 million intangible asset impairment charge ($2.2 million, net of tax), a $1.5 million fixed asset impairment charge ($1.1 million, net of tax), a $1.0 million gain from the sale of our Czech subsidiary ($1.0 million, net of tax), and a $0.1 million expense related to improper and fraudulent Canadian activities ($0.1 million, net of tax).

(5)
Includes a $4.4 million ($2.9 million, net of tax) charge related to the CEO transition, a $2.7 million restructuring charge ($2.0 million, net of tax), a $2.6 million gain from the sale of our Austrian subsidiary ($2.5 million, net of tax), and a $0.4 million expense related to improper and fraudulent Canadian activities ($0.3 million, net of tax).

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
AT YEAR END
Working capital	$ 233,116	$ 295,138	$ 238,733	$ 281,788	$ 281,185
Total debt	$ 150,462	$ 141,949	$ 116,872	$ 145,286	$ 95,512
Total equity	$ 529,340	$ 581,554	$ 555,558	$ 510,407	$ 594,510
Total assets	$ 1,044,481	$ 1,033,910	$ 1,022,290	$ 991,881	$ 1,037,347
FOR THE YEAR ENDED
Capital expenditures	$ 22,981	$ 23,712	$ 13,757	$ 15,217	$ 13,363
Cash provided by operating activities	$ 10,385	$ 11,727	$ 113,045	$ 77,061	$ 66,971
Cash (used in) investing activities	$ (98,280)	$ (23,185)	$ (38,645)	$ (54,704)	$ (106,151)
Cash provided by (used in) financing activities	$ 5,897	$ 28,891	$ (50,316)	$ (4,460)	$ 7,164
RATIOS
Return on net sales(a)	(7.69)%	3.37%	3.16%	(3.33)%	7.05%
Return on average equity(b)	(11.98)%	4.88%	4.52%	(5.43)%	10.87%
Return on average assets(c)	(6.41)%	2.70%	2.39%	(2.96)%	6.40%
Current ratio(d)	1.90	2.37	1.99	2.33	2.24
Percent of total debt to capital(e)	22.13%	19.62%	17.38%	22.16%	13.84%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(amounts in thousands, except employee data)	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
OTHER INFORMATION
Weighted average number of shares outstanding - diluted	40,532(1)	40,445	39,552	39,408(2)	40,724
Number of employees	6,565	5,814	5,785	3,878	3,930
Backlog	$ 52,204	$ 47,974	$ 50,186	$ 51,799	$ 73,462

(1)	Excludes 329 common shares from stock options and awards and 11 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.
(2)	Excludes 518 common shares from stock options and awards and 22 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the Consolidated Operations and Financial Condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management, Apparel Labeling and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems and EAS consumables including Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 35 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line. During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha® product line. This change results in all hard tags for in-store application being recorded in the same product line as the Alpha® hard tags. Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting. The year ended 2009 has been conformed to reflect the product line change within the SMS segment. We have adjusted all prior year comparative amounts and explanations within Management’s Discussion and Analysis to reflect this change in classification to be consistent for all periods presented.

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

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $51 million by the end of 2013, with $27 million to $32 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $59 million by 2013, with $38 million to $43 million in total anticipated savings for the Global Restructuring Plan and $19 million to $24 million in total anticipated savings for the SG&A Restructuring Plan.

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially completed by the end of the first quarter of 2012.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. The implementation of this program was substantially completed in 2010, with total restructuring charges incurred of approximately $4.2 million. We expect to realize approximately $6 million of annualized cost savings related to this program.

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

Revision of Previously Issued Consolidated Financial Statements

In December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. Subsequent to the discovery of such errors, we retained outside counsel to undertake an investigation and with the assistance of forensic accountants and internal audit. The results of this investigation concluded that in the period from 2005 through the fourth quarter of 2011, the then Controller of our Canadian operations was able to misappropriate cash through various schemes. The defalcation of cash was concealed by overriding internal controls at the subsidiary which had the effect of misstating certain accounts including cash, accounts receivable, and inventories as well as income taxes and non-income taxes payable and operating expenses. Based on this investigation, it was determined that improper and fraudulent activities by a certain employee of the subsidiary affected the financial reporting of the subsidiary and that the improper and fraudulent activities were contained within the Canada sales subsidiary.

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $4.7 million and impacted fiscal years 2005 through 2011 of which $1.1 million of this amount was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $3.6 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. During the fiscal years 2010 and prior, a total cumulative impact of $0.5 million expense had been recorded in the financial statements of the Canada sales subsidiary. The cumulative gross adjustments made to the revised financial statements for the fiscal years ended 2005 through 2010 totaled $3.3 million in the aggregate. We recorded additional operating expense adjustments of $0.4 million and $1.8 million in fiscal years 2010 and 2009, respectively and a cumulative adjustment of $1.1 million ($0.8 million, net of tax) for fiscal years 2008 and prior. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense (income) in the Consolidated Statements of Operations. We anticipate filing a claim in 2012 with our insurance provider for the unrecovered amount of the loss.

The Company assessed the impact of these errors, including the impact of immaterial income tax adjustments recorded in the third quarter of 2010 related to provision-to-return adjustments resulting from the misapplication of tax law to the foreign tax credit calculation associated with the payment of a dividend from one of our wholly owned subsidiaries to the Company that should have been recorded in the fourth quarter of 2009. We concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Annual Report on Form 10-K affected by the revision adjustments reflect such amounts as revised. In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Annual Report on Form 10-K.

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this control deficiency, we failed to detect on a timely basis fraudulent misappropriation of company funds, which contributed to the revision of the annual financial statements for 2010 and 2009 and the interim financial information for 2011 and 2010. This control deficiency could result in misstatements of the aforementioned accounts or other accounts that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of December 25, 2011. See Part II – “Item 9A: Controls and Procedures.”

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

Products leased to customers under sales-type leases are accounted for as the equivalent of a sale. The present value of such lease revenues is recorded as net revenues, and the related cost of the products is charged to cost of revenues. The deferred finance charges applicable to these leases are recognized over the terms of the leases, or when sold. Rental revenue from products under operating leases is recognized over the term of the lease. Installation revenue from SMS EAS products is recognized when the systems are installed. Service revenue is recognized, for service contracts, on a straight-line basis over the contractual period, and, for non-contract work, as services are performed.

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

We believe the following judgments and estimates have a significant effect on our Consolidated Financial Statements:

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. The adequacy of the reserves for doubtful accounts is continually assessed by periodically evaluating each customer’s receivable balance, considering our customers’ financial condition and credit history, and considering current economic conditions. Historically, our reserves have been adequate to cover all losses associated with doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of operations, and our ability to realize the full value of our accounts receivable. Furthermore, we are dependent on customers in the retail markets. Economic difficulties experienced in those markets could have a significant impact on our results of operations and our ability to realize the full value of our accounts receivables. If our historical experiences changed by 10%, it would require an increase or decrease of $0.5 million to our reserve.

Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If our estimates were to change by 10%, it would cause a change in inventory value of $0.9 million.

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

Assumptions related to revenue, growth rates and operating margin are based on management’s annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived assets. These risks are discussed in Item 1A. Risk Factors.

As of the date of our fiscal 2010 impairment test, the total fair values for the reporting units in all of our segments exceeded their total carrying values by more than 66%. Individually, the fair values for each of the reporting units in our segments exceeded their respective carrying values by more than 34%. Based on this goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time.

As of the date of our fiscal 2011 impairment test, the total fair values for the reporting units in all of our segments exceeded their total carrying values by more than 44%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Apparel Labeling Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.

Our Apparel Labeling Solutions segment is composed of one reporting unit. As of December 25, 2011, the goodwill for this one reporting unit totaled $62.6 million. The fair value of this reporting unit exceeded its respective carrying value as of the date of the most recent impairment test by approximately 18%. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. In addition, the discount rate used in determining the discounted cash flows for this reporting unit was lower than that used for reporting units in other segments due to the lower risk associated with these low growth rates. However, a 16% decline in operating results, or a 300 basis point increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment.

Our Retail Merchandising Solutions segment is composed of three reporting units. As of December 25, 2011, the goodwill for this one reporting unit totaled $60.2 million. The fair value of this reporting unit exceeded its respective carrying value as of the date of the most recent impairment test by approximately 13%. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. In addition, the discount rate used in determining the discounted cash flows for this reporting unit was lower than that used for reporting units in other segments due to the lower risk associated with these low growth rates. However, a 15% decline in operating results, or a 300 basis point increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. All other reporting units within the Retail Merchandising segment exceed their respective carrying value by more than 35%.

The fair values for the reporting units in our remaining segments exceeded their respective carrying values as of the date of the impairment test by more than 20%. Refer to Notes 1 and 5 of the Consolidated Financial Statements.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of recoverability of certain of the deferred tax assets, which arise from temporary differences between tax and financial statement recognition of revenue and expense. We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdictions and tax planning strategies. If we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made. Refer to Note 12 of the Consolidated Financial Statements.

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

Pension Plans. We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and merit and promotion increases. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension costs or liabilities may occur in the future due to changes in the assumptions. A change in discount rates of 0.25% would have less than a $0.2 million effect on pension expense.

Stock Compensation. We recognize stock-based compensation expense for all share-based payment awards net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest. Stock compensation expense is recognized for all share-based payments on a straight-line basis over the requisite service period of the award.

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.1 million effect on stock compensation expense. As of December 25, 2011, there was $1.1 million and $3.4 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 1.5 years and 1.7 years, respectively. Refer to Note 8 of the Consolidated Financial Statements.

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

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants. Also impacting the change in assertion was the projected future cash impact of the 2011 Global Restructuring Plan. As of December 25, 2011, the majority of our unremitted earnings of subsidiaries outside the United States were deemed not to be permanently reinvested.

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

As of December 25, 2011, our cash and cash equivalents were $93.5 million compared to $172.5 million as of December 26, 2010. Cash and cash equivalents decreased in 2011 primarily due to $98.3 million of cash used in investing activities, partially offset by $10.4 million of cash provided by operating activities, $5.9 million of cash provided by financing activities, and $3.0 million effect of foreign currency.

Cash provided by operating activities was $1.3 million less during 2011 compared to 2010. In 2011 compared to 2010, our cash from operating activities was impacted negatively by changes in accounts receivable, other current assets and inventories, which was partially offset by changes in other current liabilities, unearned revenues, and the restructuring reserve. In 2011, we sold accounts receivable related to sales-type lease extensions customers to third party financial institutions totaling $38.0 million. Cash proceeds from the initial sale of the accounts receivable are used to fund operations. Other current assets fluctuated due to an increase in current income tax receivable. Inventories increased due to expected customer demand during the first quarter of 2012. Other current liabilities favorably impacted cash flows from operating activities primarily due to the timing of payments during 2011 compared to 2010. The restructuring reserve increased due to the implementation of the first phase of the new Global Restructuring Plan in the third quarter of 2011. Unearned revenues increased due to the increase of future contracted customer orders during 2011.

Cash used in investing activities was $75.1 million greater during 2011 compared to 2010. This was primarily due to the Shore to Shore acquisition.

Cash provided by financing activities was $23.0 million less during 2011 compared to 2010. The decrease in cash provided by financing activities was primarily due to payments on existing borrowing facilities.

Our percentage of total debt to total equity as of December 25, 2011, was 28.4% compared to 24.4% as of December 26, 2010. As of December 25, 2011, our working capital was $233.1 million compared to $295.1 million as of December 26, 2010.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2011, our investment in research and development amounted to $19.8 million, as compared to $20.5 million in 2010. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2012, we anticipate spending of approximately $20 million on research and development to support achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2011, our contribution to these plans was $4.8 million. Our funding expectation for 2012 is $4.7 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

 Acquisition of property, plant, and equipment and intangibles during 2011 totaled $23.0 million compared to $23.7 million during 2010. During 2011, our acquisition of property, plant, and equipment and intangibles included $8.3 million of capitalized internal-use software costs related to an ERP system implementation, compared to $10.3 million during 2010. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $23 million in 2012.

In January 2011, the Company entered into an agreement to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million, including cash acquired of $1.9 million and the assumption of debt of $4.2 million. As of December 25, 2011, $3.8 million of the assumed debt amount remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks right to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets. The payment for the acquisition is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

In October 2010, we acquired a software programming and development business based in the Philippines from Napar Contracting and Allied Services, Inc. for $0.5 million. The transaction was paid in cash. Based on the terms of the transaction, 60% of the purchase price was due upon signing the agreement and the remaining 40% was due on January 1, 2011.

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

In September 2010, $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying Consolidated Balance Sheets. In November 2010, we entered into a new Japanese local line of credit for $1.8 million (¥150 million). During the fourth quarter of 2011, our Japanese local line of credit of $1.9 million (¥150 million) was paid down.

During fiscal 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In December 2011, $4.2 million (HKD 32.5 million) was paid in order to extinguish our existing Hong Kong banking facility and other outstanding Hong Kong debt.  In December 2011, we entered into a new five-year Hong Kong banking facility.  The maximum availability under the facility is $8.9 million (HKD 69.0 million), and includes an $8.4 million (HKD 65.0 million) term loan and a $0.5 million (HKD 4.0 million) overdraft facility. The term loan bears interest at a rate of HIBOR + 2.75% and the overdraft facility bears interest at a rate of HKD Best Lending Rate + 2.00%. As of December 25, 2011, $8.4 million (HKD 65.0 million) was outstanding on the term loan. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. As of December 25, 2011, $3.8 million related to the assumed debt remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 25, 2011 the factoring arrangements had a balance of $1.3 million (€1.0 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.9 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of December 25, 2011, the interest rate was 4.5%. As of December 25, 2011, our short-term full-recourse factoring arrangement equaled $8.8 million (€6.8 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The full-recourse factoring arrangement was extended in December 2011 for a twelve month period.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of December 25, 2011, we did not elect to request the $50.0 million expansion option.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. The impacts of our restructuring initiatives and on-going economic conditions have the potential to put pressure on our leverage ratio covenant during 2012. As a proactive measure, we pursued an amendment to temporarily increase the leverage ratio through the end of the third quarter of 2012. This amendment was approved and deemed effective as of February 17, 2012. As of December 25, 2011, we were in compliance with all covenants.

In connection with the Senior Secured Credit Facility, the Company incurred $1.7 million in fees and expenses, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 25, 2011, we had not issued additional fixed-rate senior secured notes.

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

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. The impact of our restructuring initiatives and on-going economic conditions are expected to put pressure on our leverage ratio covenant during 2012. As a proactive measure, we pursued an amendment to temporarily increase the leverage ratio through the end of the third quarter of 2012. This amendment was approved and deemed effective as of February 17, 2012. As of December 25, 2011, we were in compliance with all covenants.

In connection with the Senior Secured Notes, the Company incurred $0.2 million in fees and expenses, which are amortized over the term of the notes to interest expense on the Consolidated Statement of Operations.

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

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $32.3 million as of December 25, 2011. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 25, 2011 are summarized below:

Contractual Obligation (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt(1)	$ 145,038	$ 5,425	$ 86,843	$ 52,770	$ —
Capital leases(2)	1,113	574	465	74	—
Operating leases	32,255	14,407	13,578	2,042	2,228
Pension obligations(3)	48,612	4,453	9,216	9,602	25,341
Inventory purchase commitments(4)	1,048	1,048	—	—	—
Total contractual cash obligations	$ 228,066	$ 25,907	$ 110,102	$ 64,488	$ 27,569

Commercial Commitments (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$ 1,417	$ 1,417	$ —	$ —	$ —
Surety bonds	9,506	9,494	12	—	—
Total commercial commitments	$ 10,923	$ 10,911	$ 12	$ —	$ —

(1)	Includes Senior Secured Credit Facility, Senior Secured Notes, long-term full-recourse factoring liabilities, and related interest payments through maturity of $16,457.

(2)	Includes interest payments through maturity of $100.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2011 and include benefits attributable to estimated future employee service of current employees.

(4)	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $17.9 million as of December 25, 2011, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2011, 2010, and 2009 was $5.7 million, $5.2 million, and $5.7 million, respectively.

We review our pension assumptions annually. Our assumptions for the year ended December 25, 2011, were a discount rate of 5.27%, an expected return of 5.75% and an expected rate of increase in future compensation of 2.52%. In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 25, 2011, and December 26, 2010, the weighted average discount rate was 4.77% and 5.27%, respectively. We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

As of December 31, 2006, we recognized previously unrecognized losses into the accrued pension liability with an offsetting charge to accumulated other comprehensive income. The total amount recognized for losses in accumulated other comprehensive income as of December 31, 2006 was $14.7 million. As of December 25, 2005, these amounts were unrecognized and amounted to $14.5 million. The primary components of the unrecognized losses are actuarial losses, a transition obligation, and prior period service costs. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 12 years. The impact of recognizing the actuarial gains on 2011, 2010, and 2009 pension expense are $0.1 million, $0.1 million, and $0.1 million, respectively. The total projected amortization for these gains in 2012 is approximately $0.3 million.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 25, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $26.0 million. The fair values of the forward exchange contracts were reflected as a $0.5 million asset and $0.4 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2012 to November 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 25, 2011, the fair value of these cash flow hedges was reflected as a $1.1 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $20.3 million (€14.6 million) and the unrealized gain recorded in other comprehensive income was $1.7 million (net of taxes of $32 thousand), of which $1.6 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 25, 2011, a $1.8 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $0.1 million loss during the year ended December 25, 2011 for hedge ineffectiveness.

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

Provision for Restructuring

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $51 million by the end of 2013, with $27 million to $32 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $59 million by 2013, with $38 million to $43 million in total anticipated savings for the Global Restructuring Plan and $19 million to $24 million in total anticipated savings for the SG&A Restructuring Plan.

Restructuring expense for the periods ended December 25, 2011, December 26, 2010, and December 27, 2009 were as follows:

(amounts in thousands)
	December 25, 2011	December 26, 2010	December 27, 2009
Global Restructuring Plan
Severance and other employee-related charges	$ 11,115	$ —	$ —
Asset impairments	7,761	—	—
Other exit costs	519	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	7,015	6,993	2,828
Asset impairments	72	—	—
Other exit costs	2,203	—	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(146)	641	1,481
Other exit costs	101	577	—
2005 Restructuring Plan
Severance and other employee-related charges	—	—	1,149
Other exit costs	—	—	(57)
Total	$ 28,640	$ 8,211	$ 5,401

Restructuring accrual activity for the periods ended December 25, 2011, and December 26, 2010, were as follows:

(amounts in thousands)
Fiscal 2011	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 25, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ —	$ 11,382	$ (267)	$ (1,268)	$ (137)	$ 9,710
Other exit costs(1)	—	519	—	(519)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,660	7,147	(132)	(6,718)	(239)	6,718
Other exit costs(2)	—	2,214	(11)	(1,095)	1	1,109
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(215)	(583)	10	—
Other exit costs(3)	143	112	(11)	(169)	—	75
Total	$ 7,522	$ 21,443	$ (636)	$ (10,352)	$ (365)	$ 17,612

(1)
During 2011, there was a net charge to earnings of $0.5 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During 2011, there was a net charge to earnings of $2.2 million primarily due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility as well as lease payment accruals after exiting one of our facilities.

(3)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the year ended 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

(amounts in thousands)
Fiscal 2010	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at December 26, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 7,732	$ (739)	$ (3,005)	$ —	$ (138)	$ 6,660
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,203	(562)	(1,339)	—	(64)	719
Other exit costs(1)	—	577	—	(541)	107	—	143
Total	$ 4,291	$ 9,512	$ (1,301)	$ (4,885)	$ 107	$ (202)	$ 7,522

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

As of December 25, 2011, the net charge to earnings of $19.4 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $27 million to $32 million, of which $19.4 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 894, of which 97 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the Global Restructuring Plan are anticipated to be approximately $38 million to $43 million.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan expected to be substantially completed by the end of first quarter of 2012.

As of December 25, 2011, the net charge to earnings of $9.3 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $19.1 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 368, of which 294 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination. Upon completion, the annual savings related to the SG&A Restructuring Plan are anticipated to be approximately $19 million to $24 million.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 25, 2011, there was a net increase to earnings of $45 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of December 25, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination. Annual savings in connection with the Manufacturing Restructuring Plan are anticipated to be approximately $6 million.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2011, 2010, and 2009, annual assessments did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

As a result of the plan to divest the Banking Security Systems Integration business unit in 2012, we have assessed the related goodwill asset for impairment.  In the fourth quarter ended December 25, 2011, we recorded a goodwill impairment charge of $3.4 million. The impairment charge was recorded in discontinued operations, net of tax on the Consolidated Statement of Operations

Intangible Asset Impairments

Intangible asset impairment expense was $0.6 million ($3.4 million including discontinued operations), without a comparable charge in 2010.

During our 2011 goodwill and indefinite-lived intangibles annual impairment test, we determine that an indefinite-lived trade name intangible asset in our SMS segment was impaired. As a result we recorded an impairment charge of $0.6 million in the fourth quarter of 2011. This charge was recorded in asset impairments on the Consolidated Statement of Operations.

As a result of the plan to divest the Banking Security Systems Integration business unit in 2012, we have assessed the related customer relationship intangible assets for impairment.  In the fourth quarter ended December 25, 2011, we recorded an intangible impairment charge of $2.8 million. The impairment charge was recorded in discontinued operations, net of tax on the Consolidated Statement of Operations.

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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 25, 2011 (Fiscal 2011)	December 26, 2010 (Fiscal 2010)	December 27, 2009 (Fiscal 2009)	Fiscal 2011 vs. Fiscal 2010	Fiscal 2010 vs. Fiscal 2009
		(As Revised)	(As Revised)
Net revenues:
Shrink Management Solutions	68.6%	70.2%	71.3%	2.9%	6.2%
Apparel Labeling Solutions	22.9	21.0	18.6	14.6	21.9
Retail Merchandising Solutions	8.5	8.8	10.1	2.3	(6.6)
Net revenues	100.0	100.0	100.0	5.3	7.8
Cost of revenues	61.5	58.2	56.9	11.4	10.2
Total gross profit	38.5	41.8	43.1	(3.2)	4.6
Selling, general, and administrative expenses	33.9	32.8	33.9	8.9	4.3
Research and development	2.3	2.5	2.7	(3.4)	0.8
Restructuring expenses	3.3	1.0	0.7	248.8	52.0
Intangible asset impairment	0.1	—	—	N/A	N/A
Litigation settlement	0.1	—	0.2	N/A	(100.0)
Acquisition costs	0.2	—	—	343.4	(8.2)
Other expense (income)	—	0.2	0.2	(111.6)	19.6
Other operating income	2.2	—	—	N/A	N/A
Operating income	0.8	5.3	5.4	(85.0)	5.1
Interest income	0.4	0.4	0.3	8.4	58.2
Interest expense	0.9	0.8	1.0	21.8	(11.9)
Other gain (loss), net	(0.2)	(0.3)	—	(31.9)	N/A
Earnings from continuing operations before income taxes	0.1	4.6	4.7	(98.9)	5.8
Income taxes expense	6.9	1.1	1.5	N/A	(15.6)
Net (loss) earnings from continuing operations	(6.8)	3.5	3.2	(308.2)	15.5
Loss from discontinued operations, net of tax	(0.9)	(0.1)	(0.1)	N/A	(15.1)
Net (loss) earnings	(7.7)	3.4	3.1	(341.3)	16.7
Less: loss attributable to non-controlling interests	—	—	(0.1)	(50.9)	(74.0)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(7.7)%	3.4%	3.2%	(340.1)%	15.0%

N/A - Comparative percentages are not meaningful.

Fiscal 2011 compared to Fiscal 2010

Net Revenues

During 2011, revenues increased by $43.7 million, or 5.3%, from $821.6 million to $865.3 million. Foreign currency translation had a positive impact on revenues of $24.3 million for the full year of 2011.

(amounts in millions)
Year ended	December 25, 2011 (Fiscal 2011)	December 26, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
		(As Revised)
Net Revenues:
Shrink Management Solutions	$ 593.5	$ 576.7	$ 16.8	2.9%
Apparel Labeling Solutions	198.1	172.9	25.2	14.6
Retail Merchandising Solutions	73.7	72.0	1.7	2.3
Net Revenues	$ 865.3	$ 821.6	$ 43.7	5.3%

Shrink Management Solutions

Shrink Management Solutions revenues increased $16.8 million, or 2.9%, in 2011 compared to 2010. Foreign currency translation had a positive impact of approximately $18.2 million. After considering the impact of the foreign currency translation, the increases in EAS systems, were offset by decreases in EAS consumables and CheckView®.

The EAS systems revenue increase was driven by growth in Asia and Europe resulting from the addition of new customers and also due to the extensions of arrangements and new product installations with existing customers. Historically, new store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our European and North American based customers, who have increased their focus on margin improvement at existing stores.

The EAS consumables revenue decrease was primarily due to Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. A decline in Europe EAS label revenues due to reduced volumes with certain customers was also a factor.

The CheckView® revenue decrease was due to declines in installations and services with existing customers, primarily in the U.S. Our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $25.2 million, or 14.6%, in 2011 compared to 2010. After considering the foreign currency translation positive impact of approximately $2.1 million, the remaining increase of $23.1 million was due to $35.3 million in revenues from the acquisition of Shore to Shore on May 16, 2011, which were offset by a $12.2 million decline in organic revenues, primarily due a decline in sales volumes in Europe.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues increased $1.7 million, or 2.3%, in 2011 compared to 2010. After considering the foreign currency translation positive impact of approximately $4.0 million, the decrease in revenues is primarily related to a decrease in Hand-held Labeling Solutions (HLS). HLS has faced difficult trends due to the impact of continued shifts in market demand for HLS products.

Gross Profit

During 2011, gross profit decreased $10.9 million, or 3.2%, from $343.8 million to $332.9 million. The positive impact of foreign currency translation on gross profit was approximately $7.5 million. Gross profit, as a percentage of net revenues, decreased from 41.8% to 38.5%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 40.6% in 2011, from 42.8% in 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in CheckView®, Alpha®, EAS consumables, and EAS systems. The decline in CheckView® margins was due to customer product and service mix as well as project timing and increased costs associated with inventory adjustments. The decline in Alpha® margins was due to customer and product mix coupled with rising raw material prices. The decline in EAS consumables margins was due to delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity, coupled with pricing that does not yet reflect the enhanced capabilities of these products that we experienced earlier this year. EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. The decline in EAS Systems margins were driven by lower volumes and product mix.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 28.7% in 2011, from 35.7% in 2010. The decline was largely attributable to weaker operational performance at certain Asia facilities, inventory adjustments, and the impact of the Shore to Shore acquisition, which includes a purchase accounting based mark-up of acquired inventory as well as the deferred transfer to the Company of certain Asia based printing operations. The efficiency issues that impacted EAS consumables margins in the Shrink Management Solutions segment also contributed to the Apparel Labeling Solutions margin decline.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 47.3% in 2011, from 48.5% in 2010. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to lower margins in HLS resulting from unfavorable manufacturing variances related to lower volumes.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $23.9 million, or 8.9%, in 2011 compared to 2010. Foreign currency translation increased SG&A expenses by approximately $8.0 million. The remaining increase in SG&A expense of $15.9 million was due primarily to the impact of the Shore to Shore acquisition, increases in selling expenses, and temporary increases in consulting, operations and shared services expenses resulting from the 2011 North American and Caribbean implementation of our company wide ERP system. Also contributing to the increase were additions to staff to add capabilities required for future process and cost improvement initiatives, and increased commissions expenses associated with the renewal/extension of sales-type leases in the 2011. Offsetting these increases were the effects of an incentive compensation adjustment, fee reductions from external service providers and decreased marketing activities. We expect the impact of the SG&A and enhanced Global Restructuring program to contribute to meaningful reductions in SG&A expense.

Research and Development Expenses

Research and development (R&D) expenses were $19.8 million, or 2.3% of revenues, in 2011 and $20.5 million, or 2.5% of revenues in 2010.

Restructuring Expenses

Restructuring expenses were $28.6 million, or 3.3% of revenues in 2011 compared to $8.2 million or 1.0% of revenues in 2010. The increase is due to the implementation of the Global Restructuring Plan and continued SG&A Plan activities, which included $7.8 million in restructuring related asset impairment charges for various locations around the world as well as $18.0 million of severance charges and other costs of $2.8 million primarily in connection with the enhanced Global Restructuring Plan and the SG&A Restructuring Plan.

Intangible Asset Impairments

Intangible asset impairment expense was $0.6 million in 2011, without a comparable charge in 2010. The 2011 expense is detailed in the “Intangible Asset Impairments” section following “Liquidity and Capital Resources.”

Litigation Settlement Expense

Litigation settlement expense was $0.9 million or 0.1% of revenues in 2011 without comparable expense in 2010. The litigation settlement expense is primarily attributable to a $0.9 million accrual recorded during the fourth quarter of 2011 related to a patent infringement counter suit in which the Company was found liable for the other party’s associated legal fees. The Company has submitted an appeal of the ruling to the Court but has accrued the full amount of the judgment.

Acquisition Costs

Acquisition costs were $2.3 million in 2011 and $0.5 million in 2010.

Other Expense (Income)

Other expense (income) was $0.2 million of income in 2011 compared to $1.5 million of expense in 2010. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary.

Other Operating Income

Other operating income was $19.3 million, or 2.2% of revenues in 2011 without comparable income in 2010. The increase was due to the sales of customer related receivables associated with the renewal and extension of sales-type lease arrangements. The customers are based mostly in Europe and relate to our Shrink Management Solutions segment.

Interest Income and Interest Expense

Interest income in 2011 increased $0.3 million from the comparable period in 2010. The increase in interest income was primarily due to higher subsidiary cash balances and increased interest income recognized for sales-type leases during 2011 compared to 2010.

Interest expense for 2011 increased $1.4 million from the comparable period in 2010 due to an increase in debt related to the Shore to Shore acquisition as well as the funding of the temporary cash flow impact of the 2011 ERP implementation in North America and Caribbean operations.  Interest expense was also impacted by an increase in interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.5 million in 2011 compared to a net loss of $2.2 million in 2010. The change in other net loss was primarily due to a $2.1 million foreign currency loss during 2011 compared to a $2.7 million foreign currency loss during 2010. The primary drivers of the change in foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and the Japanese Yen.

Income Taxes

The effective rate of tax at December 25, 2011 was 13,911.2%. At December 26, 2010, the effective tax rate was 24.8%. The 2011 tax rate was primarily impacted by a charge of $47.7 million to establish a valuation allowance on the U.S. Federal net deferred tax assets.

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

Loss from Discontinued Operations, Net of Tax

Losses from discontinued operations, net of tax, were $7.5 million and $0.8 million in 2011 and 2010, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The 2011 loss from discontinued operations included an impairment charge of $5.9 million, net of tax.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $66.6 million, or $1.64 per diluted share, for 2011 compared to net earnings attributable to Checkpoint Systems, Inc. of $27.7 million, or $0.69 per diluted share, for 2010. The weighted-average number of shares used in the diluted earnings per share computation was 40.5 million and 40.4 million for 2011 and 2010, respectively.

Fiscal 2010 compared to Fiscal 2009

Net Revenues

During 2010, revenues increased by $59.4 million, or 7.8%, from $762.2 million to $821.6 million. Foreign currency translation had a negative impact on revenues of $4.3 million for the full year of 2010.

(amounts in millions)
Year ended	December 26, 2010 (Fiscal 2010)	December 27, 2009 (Fiscal 2009)	Dollar Amount Change Fiscal 2010 vs. Fiscal 2009	Percentage Change Fiscal 2010 vs. Fiscal 2009
	(As Revised)	(As Revised)
Net Revenues:
Shrink Management Solutions	$ 576.7	$ 543.2	$ 33.5	6.2%
Apparel Labeling Solutions	172.9	141.9	31.0	21.9
Retail Merchandising Solutions	72.0	77.1	(5.1)	(6.6)
Net Revenues	$ 821.6	$ 762.2	$ 59.4	7.8%

Shrink Management Solutions

Shrink Management Solutions revenues increased $33.5 million, or 6.2%, in 2010 compared to 2009. Foreign currency translation had a negative impact of approximately $0.8 million. The increase in our SMS business was due to organic growth in our Alpha business, CheckView® business, and EAS consumables business, of $42.5 million, $14.0 million, and $4.9 million, respectively. These increases were partially offset by decreases in our EAS systems business, Merchandise Visibility (RFID) business, and Library business revenues of $20.6 million, $4.8 million, and $1.8 million, respectively.

Our Alpha business revenues increased $42.5 million in 2010 as compared to 2009. The increase was due to increases in revenues in all regions as a result of a general increase in demand for Alpha® products as market conditions for high theft prevention products improved during 2010, and is expected to continue in 2011.

CheckView® revenues increased $14.0 million in 2010 as compared to 2009. The increase was due to improvements in installations and on-going services with existing customers, primarily in the U.S. Although revenues have improved since last year, our CheckView® business is dependent on new store openings and the capital spending of our customers, all of which have been impacted, and may continue to be impacted in the future by current economic trends.

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

Library revenues decreased $1.8 million in 2010 as compared to the 2009. The decline was due to reduced distributor revenues.

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

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $5.1 million, or 6.6%, in 2010 as compared to 2009. Foreign currency translation had a negative impact of approximately $1.3 million. The remaining decrease of $3.8 million in our Retail Merchandising Solutions business was due to a decrease in our revenues from Retail Display Solutions (RDS) of $3.4 million and a decrease in revenues from Hand-held Labeling Solutions (HLS) of $0.4 million. RDS declined due to a general reduction of store remodel work in Europe. We anticipate RDS and HLS to continue to face difficult revenue trends in 2011 due to the impact of pricing pressures on the RDS business and continued shifts in market demand for HLS products.

Gross Profit

During 2010, gross profit increased $15.0 million, or 4.6%, from $328.8 million to $343.8 million. The negative impact of foreign currency translation on gross profit was approximately $1.1 million. Gross profit, as a percentage of net revenues, decreased from 43.1% to 41.8%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenue decreased to 42.8% in 2010, from 44.1% in 2009. The decrease in the gross profit percentage of Shrink Management Solutions was primarily due to margin decreases in our CheckView®, EAS Consumables, EAS Systems, and Alpha businesses. Our CheckView® business margins decreased due to increased field service costs and declines in installation and monitoring margins. The decline in EAS Consumables margin was due to higher product costs, changes in product mix and pricing pressures in certain markets. EAS Systems margins decreased primarily due to an increase in field service costs as a percentage of revenues in 2010. The increase in field service costs in 2010 was due primarily to reduced salary expense in 2009 related to our temporary global payroll reduction and furlough program and decreased EAS Systems revenues to absorb field service costs. Alpha® margins declined slightly due to an unfavorable product mix and an increase in warranty reserve that was offset by favorable manufacturing variances related to the higher volumes in 2010.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $11.0 million, or 4.3%, in 2010 compared to 2009. Foreign currency translation decreased SG&A expenses by approximately $2.2 million. Included in SG&A expense was $5.4 million of non-comparable expense incurred during 2010 related to our Brilliant acquisition in August 2009. The increase in SG&A expense was also due to the adjustment of an acquisition related liability of $0.8 million pertaining to the period prior to the acquisition date. The remaining increase in SG&A expense of $7.0 million was primarily due to increased sales and marketing expense related to the increase in revenues over the prior year and increased expenditures used to upgrade information technology and improve our production capabilities. The increase in SG&A expense was also due to the impact of our temporary global payroll reduction and furlough program, which reduced costs during 2009. These reductions in SG&A were partially offset by an adjustment to reduce performance incentive accruals in 2010, without a comparable reduction in 2009.

Research and Development Expenses

Research and development (R&D) expenses were $20.5 million, or 2.5% of revenues, in 2010 and $20.4 million, or 2.7% of revenues in 2009.

Restructuring Expenses

Restructuring expenses were $8.2 million, or 1.0% of revenues in 2010 compared to $5.4 million or 0.7% of revenues in 2009. The increase in 2010 is due to increased severance and other employee-related charges incurred in connection with the SG&A Restructuring Plan, which was first implemented in the fourth quarter of 2009.

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

Acquisition Costs

Acquisition costs were $0.5 million in 2010 and $0.6 million in 2009.

Other Expense (Income)

Other expense (income) was $1.5 million expense in 2010 compared to $1.3 million expense in 2009. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary.

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

Income Taxes

The effective rate of tax at December 26, 2010 was 24.8%. At December 27, 2009, the effective tax rate was 31.1%. The 2010 tax rate was impacted by a $7.9 million release of tax reserves, partially offset by charges of $5.1 million related to establishing a full valuation allowance against the U.S. State deferred tax assets and provision to return adjustments of $4.0 million and $1.1 million, respectively. The 2010 effective tax rate was also impacted by a $1.7 million adjustment of an acquisition related liability pertaining to the period prior to the acquisition date.

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

Loss from Discontinued Operations, Net of Tax

Losses from discontinued operations, net of tax, were $0.7 million and $0.9 million in 2010 and 2009, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations.

Net Earnings Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. were $27.7 million, or $0.69 per diluted share, for 2010 compared to $24.1 million, or $0.61 per diluted share, for 2009. The weighted-average number of shares used in the diluted earnings per share computation was 40.4 million and 39.6 million for 2010 and 2009, respectively.

Other Matters

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 25, 2011, all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.5 million asset position and $0.4 million liability position as of December 25, 2011, and a $27 thousand asset position and $20 thousand liability position as of December 26, 2010. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 25, 2011, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $0.9 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.9 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. Certain of our foreign subsidiaries have restrictions on the remittance of funds generated by our operations outside the U.S. At December 25, 2011, the majority of our unremitted earnings of subsidiaries outside the United States were deemed not to be permanently reinvested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), because a material weakness in internal control over financial reporting related to ineffective controls to prevent or detect management override of controls at certain foreign subsidiaries existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the Shore to Shore business from its assessment of internal control over financial reporting as of December 25, 2011 because it was acquired by the Company in a purchase business combination in May 2011. We have also excluded the Shore to Shore business from our audit of internal control over financial reporting. The Shore to Shore business is a wholly-owned subsidiary whose total assets and total revenues represent 9.8% or $102.9 million and 4.1% or $35.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2011.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2012

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)
	December 25, 2011	December 26, 2010
		(As Revised)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 93,481	$ 172,473
Restricted cash	291	140
Accounts receivable, net of allowance of $12,627 and $10,927	208,889	178,076
Inventories	130,987	106,694
Other current assets	44,548	32,542
Deferred income taxes	7,720	20,622
Assets of discontinued operations held for sale	6,320	—
Total Current Assets	492,236	510,547
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,920	2,340
PROPERTY, PLANT, AND EQUIPMENT, net	132,161	121,258
GOODWILL	286,103	231,325
OTHER INTANGIBLES, net	84,557	90,823
DEFERRED INCOME TAXES	27,241	53,425
OTHER ASSETS	20,263	24,192
TOTAL ASSETS	$ 1,044,481	$ 1,033,910

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 21,778	$ 22,225
Accounts payable	68,886	63,585
Accrued compensation and related taxes	27,620	29,308
Other accrued expenses	58,242	47,646
Income taxes	4,080	5,160
Unearned revenues	22,142	12,196
Restructuring reserve	17,612	7,522
Accrued pensions — current	4,453	4,358
Other current liabilities	32,867	23,409
Liabilities of discontinued operations held for sale	1,440	—
Total Current Liabilities	259,120	215,409
LONG-TERM DEBT, LESS CURRENT MATURITIES	128,684	119,724
ACCRUED PENSIONS	78,815	75,396
OTHER LONG-TERM LIABILITIES	29,894	30,502
DEFERRED INCOME TAXES	18,628	11,325
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,241,105 and 43,843,095 shares	4,424	4,384
Additional capital	418,211	407,383
Retained earnings	164,268	230,837
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	12,741	10,470
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	528,124	581,554
NON-CONTROLLING INTERESTS	1,216	—
TOTAL EQUITY	529,340	581,554
TOTAL LIABILITIES AND EQUITY	$ 1,044,481	$ 1,033,910

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)
Year ended	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Net revenues	$ 865,343	$ 821,678	$ 762,251
Cost of revenues	532,493	477,904	433,478
Gross profit	332,850	343,774	328,773
Selling, general, and administrative expenses	293,491	269,625	258,609
Research and development	19,813	20,507	20,354
Restructuring expenses	28,640	8,211	5,401
Intangible asset impairment	592	—	—
Litigation settlement	943	—	1,300
Acquisition costs	2,319	523	570
Other expense (income)	(179)	1,537	1,285
Other operating income	19,262	—	—
Operating income	6,493	43,371	41,254
Interest income	3,381	3,118	1,971
Interest expense	7,923	6,507	7,386
Other gain (loss), net	(1,523)	(2,237)	(180)
Earnings from continuing operations before income taxes	428	37,745	35,659
Income taxes expense	59,540	9,358	11,083
Net (loss) earnings from continuing operations	(59,112)	28,387	24,576
Loss from discontinued operations, net of tax benefit of $345, $396, and $556	(7,514)	(773)	(911)
Net (loss) earnings	(66,626)	27,614	23,665
Less: loss attributable to non-controlling interests	(57)	(116)	(447)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$ (66,569)	$ 27,730	$ 24,112

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$ (1.46)	$ 0.71	$ 0.63
Loss from discontinued operations, net of tax	$ (0.18)	$ (0.02)	$ (0.02)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (1.64)	$ 0.69	$ 0.61
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$ (1.46)	$ 0.71	$ 0.63
Loss from discontinued operations, net of tax	$ (0.18)	$ (0.02)	$ (0.02)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (1.64)	$ 0.69	$ 0.61

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 28, 2008 (As Revised)	42,748	$ 4,274	$ 381,498	$ 178,995	4,036	$ (71,520)	$ 16,236	$ 924	$ 510,407
Net earnings (loss) (As Revised)				24,112				(447)	23,665
Exercise of stock-based compensation and awards released	330	33	812						845
Tax shortfall on stock-based compensation			(481)						(481)
Stock-based compensation expense			7,135						7,135
Deferred compensation plan			1,415						1,415
Amortization of pension plan actuarial losses, net of tax							84		84
Change in realized and unrealized gains on derivative hedges, net of tax							(1,182)		(1,182)
Recognized gain on pension, net of tax							1,934		1,934
Foreign currency translation adjustment (As Revised)							11,379	357	11,736
Balance, December 27, 2009 (As Revised)	43,078	$ 4,307	$ 390,379	$ 203,107	4,036	$ (71,520)	$ 28,451	$ 834	$ 555,558
Net earnings (loss) (As Revised)				27,730				(116)	27,614
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit on stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of non-controlling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized gains on derivative hedges, net of tax							679		679
Recognized loss on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment (As Revised)							(15,358)	37	(15,321)
Balance, December 26, 2010 (As Revised)	43,843	$ 4,384	$ 407,383	$ 230,837	4,036	$ (71,520)	$ 10,470	—	$ 581,554
Net loss				(66,569)				(57)	(66,626)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit on stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment							3,540	2	3,542
Balance, December 25, 2011	44,241	$ 4,424	$ 418,211	$ 164,268	4,036	$ (71,520)	$ 12,741	$ 1,216	$ 529,340

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)
Year ended	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Net (loss) earnings	$ (66,626)	$ 27,614	$ 23,665
Amortization of pension plan actuarial losses, net of tax	137	103	84
Change in realized and unrealized gains (losses) on derivative hedges, net of tax	1,165	679	(1,182)
Recognized (loss) gain on pension, net of tax	(2,571)	(3,405)	1,934
Foreign currency translation adjustment	3,542	(15,321)	11,736
Comprehensive (loss) income	$ (64,353)	$ 9,670	$ 36,237
Less: comprehensive loss attributable to non-controlling interests	(55)	(834)	(90)
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$ (64,298)	$ 10,504	$ 36,327

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Cash flows from operating activities:
Net (loss) earnings	$ (66,626)	$ 27,614	$ 23,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,348	34,477	32,325
Deferred taxes	47,612	(2,859)	(6,911)
Stock-based compensation	7,408	8,751	7,135
Excess tax benefit on stock compensation	(634)	(1,662)	(12)
Provision for losses on accounts receivable	3,765	123	(117)
Intangible impairment	3,373	—	—
Goodwill impairment	3,411	—	—
Loss on disposal of fixed assets	106	133	314
Restructuring-related asset impairment	7,843	—	—
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(25,567)	(8,753)	27,464
Inventories	(23,821)	(20,535)	17,033
Other current assets	(14,065)	162	8,993
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	1,064	2,705	(6,348)
Income taxes	(506)	(5,653)	3,483
Unearned revenues	10,780	(9,750)	11,654
Restructuring reserve	10,544	3,044	459
Other current and accrued liabilities	8,350	(16,070)	(6,092)
Net cash provided by operating activities	10,385	11,727	113,045

Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(22,981)	(23,712)	(13,757)
Acquisitions of businesses, net of cash acquired	(75,937)	(300)	(25,535)
Change in restricted cash	15	504	516
Other investing activities	623	323	131
Net cash used in investing activities	(98,280)	(23,185)	(38,645)

Cash flows from financing activities:
Proceeds from stock issuances	2,210	6,022	845
Excess tax benefit on stock compensation	634	1,662	12
Proceeds from short-term debt	8,565	7,621	11,215
Payment of short-term debt	(7,895)	(12,344)	(12,941)
Proceeds from long-term debt	74,117	141,747	93,793
Payment of long-term debt	(67,370)	(114,458)	(144,650)
Net change in factoring and bank overdrafts	(4,364)	1,413	5,380
Debt issuance costs	—	(1,991)	(3,970)
Repurchase of non-controlling interests	—	(781)	—
Net cash provided by (used in) financing activities	5,897	28,891	(50,316)
Effect of foreign currency rate fluctuations on cash and cash equivalents	3,006	(4,970)	3,830
Net increase in cash and cash equivalents	(78,992)	12,463	27,914
Cash and cash equivalents:
Beginning of year	172,473	160,010	132,096
End of year	$ 93,481	$ 172,473	$ 160,010

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. FINANCIAL STATEMENT REVISION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Consolidated Financial Statements

Checkpoint Systems, Inc. (the "Company") is revising herein its historical financial statements as of December 26, 2010 and for the years ended December 26, 2010 and December 27, 2009. The revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to (i) the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary; and (ii) immaterial income tax adjustments recorded in the third quarter of 2010 that should have been recorded in the fourth quarter of 2009. The Company assessed the impact of these errors on its prior interim and annual financial statements and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the current year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Annual Report on Form 10-K affected by the revision adjustments reflect such amounts as revised.

Description of Revision Adjustments

Set forth below is a description of the revision adjustments reflected in the revision of previously issued financial statements.

Overstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary - In December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. Subsequent to the discovery of such errors, we retained outside counsel to undertake an investigation and with the assistance of forensic accountants and internal audit. The results of this investigation concluded that in the period from 2005 through the fourth quarter of 2011, the then Controller of our Canadian operations was able to misappropriate cash through various schemes. The defalcation of cash was concealed by overriding internal controls at the subsidiary which had the effect of misstating certain accounts including cash, accounts receivable, and inventories as well as income taxes and non-income taxes payable and operating expenses. Based on this investigation, it was determined that improper and fraudulent activities by a certain employee of the subsidiary affected the financial reporting of the subsidiary and that the improper and fraudulent activities were contained within the Canada sales subsidiary.

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $4.7 million and impacted fiscal years 2005 through 2011 of which $1.1 million of this amount was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $3.6 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. During the fiscal years 2010 and prior, a total cumulative impact of $0.5 million expense had been recorded in the financial statements of the Canada sales subsidiary. The cumulative gross adjustments made to the revised financial statements for the fiscal years ended 2005 through 2010 totaled $3.3 million in the aggregate. We recorded additional operating expense adjustments of $0.4 million and $1.8 million in fiscal years 2010 and 2009, respectively and a cumulative adjustment of $1.1 million ($0.8 million, net of tax) for fiscal years 2008 and prior. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense (income) in the Consolidated Statements of Operations. We anticipate filing a claim in 2012 with our insurance provider for the unrecovered amount of the loss.

The improper and fraudulent activities by a certain former employee of the subsidiary included (i) the misappropriation of cash including cash payments to improper vendors; (ii) the intentional overstatement of cash balances; (iii) the intentional understatement of accounts receivable and inventory reserve accounts; (iv) the intentional understatement of income taxes and non-income taxes payable; and (v) recording arbitrary balance sheet adjustments to increase cash and liabilities.

Income tax adjustments recorded in the third quarter of 2010 related to provision-to-return adjustments resulting from the misapplication of tax law to the foreign tax credit calculation associated with the payment of a dividend from one of our wholly owned subsidiaries to the Company – To record the adjustment in the appropriate period, income tax expense was reduced by $0.7 million in fiscal year 2010 and was increased by $0.7 million in fiscal year 2009.

In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Annual Report on Form 10-K.

The following table summarized the effects of the adjustments on basic earnings per share, diluted earnings per share, operating income, income taxes, earnings from continuing operations before income taxes, and net earnings attributable to Checkpoint Systems, Inc. for the years ended December 26, 2010 and December 27, 2009, respectively, and on retained earnings as of December 29, 2008 (the first day of fiscal 2009).

	December 26, 2010		December 27, 2009
Earnings (loss) attributable to Checkpoint Systems, Inc. per share	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
As Previously Reported	$ 0.69	$ 0.68	$ 0.67	$ 0.66
Revision Adjustments:
Canada Adjustments	(0.02)	(0.01)	(0.04)	(0.03)
Income Tax Adjustments	0.02	0.02	(0.02)	(0.02)
As Revised for Revision Adjustments	$ 0.69	$ 0.69	$ 0.61	$ 0.61
Discontinued Operations Adjustments	—	—	—	—
As Revised in this Annual Report on Form 10-K	$ 0.69	$ 0.69	$ 0.61	$ 0.61

	Retained Earnings	Net Earnings Attributable to Checkpoint Systems, Inc.		Earnings from Continuing Operations Before Income Taxes		Income Taxes
(amounts in thousands)	Dec. 29, 2008	Dec. 26, 2010	Dec. 27, 2009	Dec. 26, 2010	Dec. 27, 2009	Dec. 26, 2010	Dec. 27, 2009
As Previously Reported	$ 179,809	$ 27,371	$ 26,142	$ 37,022	$ 35,985	$ 9,767	$ 10,290
Revision Adjustments:
Canada Adjustments	(814)	(346)	(1,325)	(446)	(1,793)	(100)	(468)
Income Tax Adjustments	—	705	(705)	—	—	(705)	705
As Revised for Revision Adjustments	$ 178,995	$ 27,730	$ 24,112	$ 36,576	$ 34,192	$ 8,962	$ 10,527
Discontinued Operations Adjustments	—	—	—	1,169	1,467	396	556
As Revised in this Annual Report on Form 10-K	$ 178,995	$ 27,730	$ 24,112	$ 37,745	$ 35,659	$ 9,358	$ 11,083

Operating Income
(amounts in thousands)	Dec. 26, 2010	Dec. 27, 2009
As Previously Reported	$ 42,648	$ 41,580
Revision Adjustments:
Canada Adjustments	(446)	(1,793)
Income Tax Adjustments	—	—
As Revised for Revision Adjustments	$ 42,202	$ 39,787
Discontinued Operations Adjustments	1,169	1,467
As Revised in this Annual Report on Form 10-K	$ 43,371	$ 41,254

Comparison of revised financial statements to financial statements as originally reported

The following tables compare our previously reported Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for the fiscal years ended December 26, 2010 and December 27, 2009 and the previously reported Consolidated Balance Sheet as of December 26, 2010 to the corresponding financial statements for those years as Revised.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)	December 26, 2010
	As Previously Reported	As Revised in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 173,802	$ 172,473
Restricted cash	140	140
Accounts receivable, net of allowance of $10,472 and $10,927	178,636	178,076
Inventories	106,974	106,694
Other current assets	32,655	32,542
Deferred income taxes	20,622	20,622
Total Current Assets	512,829	510,547
REVENUE EQUIPMENT ON OPERATING LEASE, net	2,340	2,340
PROPERTY, PLANT, AND EQUIPMENT, net	121,258	121,258
GOODWILL	231,325	231,325
OTHER INTANGIBLES, net	90,823	90,823
DEFERRED INCOME TAXES	52,506	53,425
OTHER ASSETS	24,192	24,192
TOTAL ASSETS	$ 1,035,273	$ 1,033,910

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 22,225	$ 22,225
Accounts payable	63,366	63,585
Accrued compensation and related taxes	29,308	29,308
Other accrued expenses	47,646	47,646
Income taxes	4,395	5,160
Unearned revenues	12,196	12,196
Restructuring reserve	7,522	7,522
Accrued pensions — current	4,358	4,358
Other current liabilities	23,019	23,409
Total Current Liabilities	214,035	215,409
LONG-TERM DEBT, LESS CURRENT MATURITIES	119,724	119,724
ACCRUED PENSIONS	75,396	75,396
OTHER LONG-TERM LIABILITIES	30,502	30,502
DEFERRED INCOME TAXES	11,325	11,325
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 43,843,095 and 43,843,095 shares	4,384	4,384
Additional capital	407,383	407,383
Retained earnings	233,322	230,837
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	10,722	10,470
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	584,291	581,554
NONCONTROLLING INTERESTS	—	—
TOTAL EQUITY	584,291	581,554
TOTAL LIABILITIES AND EQUITY	$ 1,035,273	$ 1,033,910

There is no required discontinued operations impact on the presentation of the As Revised in this Annual Report on Form 10-K amounts.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)	December 26, 2010
Year ended	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Annual Report on Form 10-K
Net revenues	$ 834,498	$ 834,498	$ 821,678
Cost of revenues	487,850	487,850	477,904
Gross profit	346,648	346,648	343,774
Selling, general, and administrative expenses	275,282	274,191	269,625
Research and development	20,507	20,507	20,507
Restructuring expenses	8,211	8,211	8,211
Acquisition costs	—	—	523
Other expense	—	1,537	1,537
Operating income	42,648	42,202	43,371
Interest income	3,118	3,118	3,118
Interest expense	6,507	6,507	6,507
Other gain (loss), net	(2,237)	(2,237)	(2,237)
Earnings from continuing operations before income taxes	37,022	36,576	37,745
Income taxes expense	9,767	8,962	9,358
Net earnings from continuing operations	27,255	27,614	28,387
Loss from discontinued operations, net of tax benefit of $0, $0, and $396	—	—	(773)
Net earnings	27,255	27,614	27,614
Less: loss attributable to non-controlling interests	(116)	(116)	(116)
Net earnings attributable to Checkpoint Systems, Inc.	$ 27,371	$ 27,730	$ 27,730

Basic earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$ 0.69	$ 0.69	$ 0.71
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.02)
Basic earnings attributable to Checkpoint Systems, Inc. per share	$ 0.69	$ 0.69	$ 0.69
Diluted earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$ 0.68	$ 0.69	$ 0.71
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.02)
Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ 0.68	$ 0.69	$ 0.69

The As Revised in this Annual Report on Form 10-K amounts include a reclassification of selling, general, and administrative expenses to acquisition costs in order to conform to current period presentation. These amounts also include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 19 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)	December 27, 2009
Year ended	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Annual Report on Form 10-K
Net revenues	$ 772,718	$ 772,718	$ 762,251
Cost of revenues	441,434	441,434	433,478
Gross profit	331,284	331,284	328,773
Selling, general, and administrative expenses	262,649	263,157	258,609
Research and development	20,354	20,354	20,354
Restructuring expenses	5,401	5,401	5,401
Litigation settlement	1,300	1,300	1,300
Acquisition costs	—	—	570
Other expense	—	1,285	1,285
Operating income	41,580	39,787	41,254
Interest income	1,971	1,971	1,971
Interest expense	7,386	7,386	7,386
Other gain (loss), net	(180)	(180)	(180)
Earnings from continuing operations before income taxes	35,985	34,192	35,659
Income taxes expense	10,290	10,527	11,083
Net earnings from continuing operations	25,695	23,665	24,576
Loss from discontinued operations, net of tax benefit of $0, $0, and $556	—	—	(911)
Net earnings	25,695	23,665	23,665
Less: loss attributable to non-controlling interests	(447)	(447)	(447)
Net earnings attributable to Checkpoint Systems, Inc.	$ 26,142	$ 24,112	$ 24,112

Basic earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$ 0.67	$ 0.61	$ 0.63
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.02)
Basic earnings attributable to Checkpoint Systems, Inc. per share	$ 0.67	$ 0.61	$ 0.61
Diluted earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$ 0.66	$ 0.61	$ 0.63
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.02)
Diluted earnings attributable to Checkpoint Systems, Inc. per share	$ 0.66	$ 0.61	$ 0.61

The As Revised in this Annual Report on Form 10-K amounts include a reclassification of selling, general, and administrative expenses to acquisition costs in order to conform to current period presentation. These amounts also include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 19 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)	Retained Earnings		Accumulated Other Comprehensive Income		Total Equity
	As Previously Reported	As Revised in this Annual Report on Form 10-K	As Previously Reported	As Revised in this Annual Report on Form 10-K	As Previously Reported	As Revised in this Annual Report on Form 10-K
Balance, December 28, 2008	$ 179,809	$ 178,995	$ 16,150	$ 16,236	$ 511,135	$ 510,407
Net earnings (loss)	26,142	24,112			25,695	23,665
Exercise of stock-based compensation and awards released					845	845
Tax shortfall on stock-based compensation					(481)	(481)
Stock-based compensation expense					7,135	7,135
Deferred compensation plan					1,415	1,415
Amortization of pension plan actuarial losses, net of tax			84	84	84	84
Change in realized and unrealized gains on derivative hedges, net of tax			(1,182)	(1,182)	(1,182)	(1,182)
Recognized gain on pension, net of tax			1,934	1,934	1,934	1,934
Foreign currency translation adjustment			11,617	11,379	11,974	11,736
Balance, December 27, 2009	$ 205,951	$ 203,107	$ 28,603	$ 28,451	$ 558,554	$ 555,558
Net earnings (loss)	27,371	27,730			27,255	27,614
Exercise of stock-based compensation and awards released					6,022	6,022
Tax benefit on stock-based compensation					133	133
Stock-based compensation expense					8,751	8,751
Deferred compensation plan					2,112	2,112
Repurchase of non-controlling interests					(692)	(692)
Amortization of pension plan actuarial losses, net of tax			103	103	103	103
Change in realized and unrealized gains on derivative hedges, net of tax			679	679	679	679
Recognized loss on pension, net of tax			(3,405)	(3,405)	(3,405)	(3,405)
Foreign currency translation adjustment			(15,258)	(15,358)	(15,221)	(15,321)
Balance, December 26, 2010	$ 233,322	$ 230,837	$ 10,722	$ 10,470	$ 584,291	$ 581,554

There is no required discontinued operations impact on the presentation of the As Revised in this Annual Report on Form 10-K amounts.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)	December 26, 2010		December 27, 2009
Year ended	As Previously Reported	As Revised in this Annual Report on Form 10-K	As Previously Reported	As Revised in this Annual Report on Form 10-K
Net earnings	$ 27,255	$ 27,614	$ 25,695	$ 23,665
Amortization of pension plan actuarial losses, net of tax	103	103	84	84
Change in realized and unrealized gains (losses) on derivative hedges, net of tax	679	679	(1,182)	(1,182)
Recognized (loss) gain on pension, net of tax	(3,405)	(3,405)	1,934	1,934
Foreign currency translation adjustment	(15,221)	(15,321)	11,974	11,736
Comprehensive income	$ 9,411	$ 9,670	$ 38,505	$ 36,237
Less: comprehensive loss attributable to non-controlling interests	(834)	(834)	(90)	(90)
Comprehensive income attributable to Checkpoint Systems, Inc.	$ 10,245	$ 10,504	$ 38,595	$ 36,327

There is no required discontinued operations impact on the presentation of the As Revised in this Annual Report on Form 10-K amounts.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	December 26, 2010		December 27, 2009
Year ended	As Previously Reported	As Revised in this Annual Report on Form 10-K	As Previously Reported	As Revised in this Annual Report on Form 10-K
Cash flows from operating activities:
Net earnings	$ 27,255	$ 27,614	$ 25,695	$ 23,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,477	34,477	32,325	32,325
Deferred taxes	(2,227)	(2,859)	(7,109)	(6,911)
Stock-based compensation	8,751	8,751	7,135	7,135
Excess tax benefit on stock compensation	(1,662)	(1,662)	(12)	(12)
Provision for losses on accounts receivable	123	123	(117)	(117)
Loss on disposal of fixed assets	133	133	314	314
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(9,467)	(8,753)	27,308	27,464
Inventories	(20,707)	(20,535)	17,078	17,033
Other current assets	51	162	8,993	8,993
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	2,491	2,705	(6,348)	(6,348)
Income taxes	(5,253)	(5,653)	3,584	3,483
Unearned revenues	(9,750)	(9,750)	11,654	11,654
Restructuring reserve	3,044	3,044	459	459
Other current and accrued liabilities	(16,355)	(16,070)	(6,133)	(6,092)
Net cash provided by operating activities	10,904	11,727	114,826	113,045

Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(23,712)	(23,712)	(13,757)	(13,757)
Acquisitions of businesses, net of cash acquired	(300)	(300)	(25,535)	(25,535)
Change in restricted cash	504	504	516	516
Other investing activities	323	323	131	131
Net cash used in investing activities	(23,185)	(23,185)	(38,645)	(38,645)

Cash flows from financing activities:
Proceeds from stock issuances	6,022	6,022	845	845
Excess tax benefit on stock compensation	1,662	1,662	12	12
Proceeds from short-term debt	7,621	7,621	11,215	11,215
Payment of short-term debt	(12,344)	(12,344)	(12,941)	(12,941)
Proceeds from long-term debt	141,747	141,747	93,793	93,793
Payment of long-term debt	(114,458)	(114,458)	(144,650)	(144,650)
Net change in factoring and bank overdrafts	1,413	1,413	5,380	5,380
Debt issuance costs	(1,991)	(1,991)	(3,970)	(3,970)
Repurchase of non-controlling interests	(781)	(781)	—	—
Net cash provided by (used in) financing activities	28,891	28,891	(50,316)	(50,316)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(4,905)	(4,970)	4,010	3,830
Net increase in cash and cash equivalents	11,705	12,463	29,875	27,914
Cash and cash equivalents:
Beginning of year	162,097	160,010	132,222	132,096
End of year	$ 173,802	$ 172,473	$ 162,097	$ 160,010

There is no required discontinued operations impact on the presentation of the As Revised in this Annual Report on Form 10-K amounts.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2011, 2010, and 2009, are for the 52 weeks ended December 25, 2011, December 26, 2010, and December 27, 2009, respectively.

Reclassifications

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments result from our adoption of an accounting standard codified within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) 810, “Consolidation,” related to non-controlling interests, and our change in segment reporting to conform to our current management structure, respectively.

Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In December 2011, we began actively marketing our Banking Security Systems Integration business unit. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business have been reclassified into earnings from discontinued operations, net of tax in the Consolidated Statements of Operations, and the assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations, net of tax and liabilities of discontinued operations, net of tax, as appropriate, in the Consolidated Balance Sheets. Refer to Note 19 of the Consolidated Financial Statements.

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

On July 1, 1997, Checkpoint Systems Japan Co. Ltd. (Checkpoint Japan), a wholly-owned subsidiary of the Company, issued newly authorized shares to Mitsubishi Materials Corporation (Mitsubishi) in exchange for cash. In February 2006, Checkpoint Japan repurchased 26% of these shares from Mitsubishi in exchange for $0.2 million in cash. In August 2010, Checkpoint Manufacturing Japan Co., LTD. repurchased the remaining 74% of these shares from Mitsubishi in exchange for $0.8 million in cash. No changes in the ownership interests of Checkpoint Japan occurred during the year ended December 27, 2009.

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the years ended December 25, 2011, December 26, 2010, and December 27, 2009.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate or required in our financial statements. Refer to Note 7 “Long-Term Debt” for discussion of the amendments to certain debt agreements dated February 17, 2012.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of December 25, 2011, the unused portion of a grant from the Chinese government of $0.3 million (RMB 1.8 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

Accounts Receivable

Accounts receivables are recorded at net realizable values. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. Provisions for the losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible. From time to time, we sell customer related receivables to third party financial institutions and evaluate these transactions to determine if they meet the criteria for sale treatment in accordance with ASC 860 "Accounting for Transfers and Servicing of Financial Assets." If it is determined that the criteria for sale treatment is met, the receivables are removed from the Consolidated Balance Sheet and earnings are reported on the Consolidated Statement of Operations. If it is determined that the criteria for sale treatment is not met, the receivables remain on the Consolidated Balance Sheet and the transaction is treated as a secured financing.

During 2011, cash proceeds from the sale of accounts receivable related to sales-type lease extensions with customers to third party financial institutions totaled $38.0 million. Proceeds from the initial sale of the accounts receivables are used to fund operations. We have presented the earnings recognized on the sales of the receivables separately under the line item captioned other operating income on our Consolidated Statements of Operations for the year ended December 25, 2011.

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of December 25, 2011 and December 26, 2010 were $21.4 million and $13.1 million, respectively. As of December 25, 2011, $15.4 million was recorded in machinery and equipment related to portions of the ERP system that were placed in service. The remaining costs of $6.0 million and $12.7 million as of December 25, 2011 and December 26, 2010, respectively, are capitalized as construction-in-progress until such time as the these portions of the ERP system have been placed in service.

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

Other Assets

Included in other assets are $11.2 million and $15.6 million of net long-term customer-based receivables at December 25, 2011 and December 26, 2010, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 25, 2011 and December 26, 2010 were $2.8 million and $3.9 million, respectively. The financing cost amortization expense was $1.1 million, $1.2 million, and $1.0 million, for 2011, 2010, and 2009, respectively.

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

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $11.7 million and $12.4 million as of December 25, 2011 and December 26, 2010, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)	December 25, 2011	December 26, 2010
Balance at beginning of year	$ 6,170	$ 6,116
Accruals for warranties issued	5,882	5,940
Settlements made	(6,194)	(5,735)
Foreign currency translation adjustment	(1)	(151)
Balance at end of period	$ 5,857	$ 6,170

Royalty Expense

Royalty expenses related to security products approximated $0.2 million, $0.1 million, and $0.2 million, in 2011, 2010, and 2009, respectively. These expenses are included as part of cost of revenues.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended, December 25, 2011	Year Ended, December 26, 2010	Year Ended, December 27, 2009
Weighted-average fair value of grants	$ 9.74	$ 7.51	$ 3.59
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.4991	.4829	.4474
Expected life (in years)	4.98	4.93	4.86
Risk-free interest rate	2.138%	1.845%	1.700%

Refer to Note 8 of the Consolidated Financial Statements.

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

Foreign Currency Translation and Transactions

Our balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of our foreign subsidiaries are translated into U.S. dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Gains or losses on certain long-term inter-company transactions are excluded from the net earnings (loss) and accumulated in the cumulative translation adjustment as a separate component of Consolidated Stockholders’ Equity. All other foreign currency transaction gains and losses are included in net earnings (loss) on our Consolidated Statement of Operations

Accounting for Hedging Activities

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

We enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with floating rate debt. This cash flow hedging instrument is marked to market and the changes are recorded in other comprehensive income. Any hedge ineffectiveness is charged to interest expense. Refer to Note 14 of the Consolidated Financial Statements.

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of the standard to have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. ACQUISITIONS

Acquisitions in Fiscal 2011

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

The purchase price includes a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. After final determination of the 2010 performance including final payment amount due, an adjustment will be recorded to the purchase price and goodwill. Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $2.3 million for the year ended December 25, 2011.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheet as of December 25, 2011, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the year ended December 25, 2011. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

At December 25, 2011, the financial statements reflected the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This preliminary allocation resulted in acquired goodwill of $58.0 million and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. Also, the allocation of the purchase price remains open for quantification of acquired income and non-income based tax exposures, certain information related to deferred income taxes, and finalization of the 2010 performance payment amount due. The measurement period is expected to be completed by May of 2012. The tax deductible portion of the acquired goodwill will also be determined during the measurement period. The results from the acquisition date through December 25, 2011 are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements (revenues of $35.3 million and a net loss of $9 thousand).

Pro forma results of operations have not been presented individually or in the aggregate for this acquisition because the effects of the acquisition were not material to our Consolidated Financial Statements.

Acquisitions in Fiscal 2010

In October, 2010 the Company entered into a Services and Purchase Agreement with Napar Contracting and Allied Services, Inc. (“Napar”) a Philippines based job contracting & outsourcing company with expertise in web development, software development, software quality assurance and such other similar services for $0.5 million. The transaction was paid in cash. Based on the terms of the transaction, 60% of the purchase price was due upon signing the agreement and the remaining 40% was paid on January 1, 2011.

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

Acquisitions in Fiscal 2009

In July 2009, the Company entered into an agreement to purchase the business of Brilliant, a China-based manufacturer of woven and printed labels, and settled the acquisition on August 14, 2009 for approximately $38.3 million, including cash acquired of $0.6 million and the assumption of debt of $19.6 million. The transaction was paid in cash and the purchase price includes the acquisition of 100% of Brilliant’s voting equity interests. Acquisition costs incurred in connection with the transaction are recognized within selling, general and administrative expenses in the Consolidated Statement of Operations and approximate $0.3 million, and $0.6 million for the years ended December 26, 2010, and December 27, 2009, respectively.

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

Note 3. INVENTORIES

Inventories consist of the following:
(amounts in thousands)	December 25, 2011	December 26, 2010
		(As Revised)
Raw materials	$ 28,128	$ 21,976
Work-in-process	10,481	5,416
Finished goods	92,378	79,302
Total	$ 130,987	$ 106,694

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:
(amounts in thousands)	December 25, 2011	December 26, 2010
Revenue equipment on operating lease
Equipment rented to customers	$ 3,732	$ 7,389
Accumulated depreciation	(1,812)	(5,049)
Total revenue equipment on operating lease	$ 1,920	$ 2,340

Property, plant, and equipment
Land	$ 9,862	$ 10,416
Buildings	74,402	69,145
Machinery and equipment	204,215	168,253
Leasehold improvements	15,003	17,754
Construction in progress	10,282	15,222
	313,764	280,790
Accumulated depreciation	(181,603)	(159,532)
Total property, plant, and equipment	$ 132,161	$ 121,258

Property, plant, and equipment under capital lease had gross values of $2.2 million and $2.1 million and accumulated depreciation of $1.5 million and $1.5 million, as of December 25, 2011 and December 26, 2010, respectively.

Included in property, plant, and equipment as of December 25, 2011, is the impact of asset impairment adjustments of $7.8 million related to our restructuring activities.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $24.5 million, $21.2 million, and $18.8 million, for 2011, 2010, and 2009, respectively.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $84.6 million, and $90.8 million as of December 25, 2011 and December 26, 2010, respectively.

The following table reflects the components of intangible assets as of December 25, 2011 and December 26, 2010:

		December 25, 2011		December 26, 2010
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 81,348	$ 43,945	$ 79,696	$ 41,226
Trade name	1 to 30	30,007	18,237	29,148	16,634
Patents, license agreements	3 to 14	60,249	47,704	60,410	45,048
Other	2 to 6	7,160	5,830	10,701	8,320
Total amortized finite-lived intangible assets		178,764	115,716	179,955	111,228

Indefinite-lived intangible assets:
Trade name		21,509	—	22,096	—
Total identifiable intangible assets		$ 200,273	$ 115,716	$ 202,051	$ 111,228

We recorded $10.8 million, $11.2 million, and $11.6 million of amortization expense for 2011, 2010, and 2009, respectively.

In December 2011, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.6 million impairment charge to the SIDEP trade name. The impairment charge was recorded in asset impairments in the Shrink Management Solutions segment on the Consolidated Statement of Operations.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2012	$ 10,031
2013	$ 8,873
2014	$ 8,361
2015	$ 8,187
2016	$ 7,729

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 27, 2009	$ 171,878	$ 4,300	$ 67,884	$ 244,062
Acquired during the year	—	467	—	467
Purchase accounting adjustment	—	(1,077)	—	(1,077)
Translation adjustments	(6,554)	225	(5,798)	(12,127)
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325
Acquired during the year	—	58,008	—	58,008
Discontinued operations	(3,782)	—	—	(3,782)
Translation adjustments	269	661	(378)	552
Balance as of December 25, 2011	$ 161,811	$ 62,584	$ 61,708	$ 286,103

The following table reflects the components of goodwill as of December 25, 2011 and December 26, 2010:

	December 25, 2011			December 26, 2010
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$ 213,836	$ 52,025	$ 161,811	$ 219,771	$ 54,447	$ 165,324
Apparel Labeling Solutions	81,662	19,078	62,584	23,102	19,187	3,915
Retail Merchandising Solutions	130,640	68,932	61,708	130,486	68,400	62,086
Total goodwill	$ 426,138	$ 140,035	$ 286,103	$ 373,359	$ 142,034	$ 231,325

During fiscal 2011, 2010 and 2009 we made multiple acquisitions which impacted goodwill and intangible assets. Refer to Note 2 of the Consolidated Financial Statements for more information on these acquisitions, including any impact of purchase accounting adjustments.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2011, 2010, and 2009, annual assessments did not result in an impairment charge.

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

In December, 2011, we classified our Banking Security Systems Integration business unit as held for sale.  At December 25, 2011, the Banking Security Systems Integration business unit had recorded goodwill of $3.8 million related to a series of three acquisitions completed during 2007 and 2008.  As a result of the conclusion to report the business as held for sale, we tested the goodwill of the disposal group and determined that there was a $3.4 million impairment charge.  We also recorded an impairment of definite-lived customer relationships of $2.8 million as a result of our decision to sell the Banking Security Systems Integration business unit.  The impairment charges were recorded in discontinued operations on the Consolidated Statement of Operations.

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 25, 2011 and at December 26, 2010 consisted of the following:

(amounts in thousands)	December 25, 2011	December 26, 2010
Line of credit	$ —	$ 1,808
Overdraft	405	—
Full-recourse factoring liabilities	8,809	13,065
Term loans	9,125	4,950
Revolving loan facility	—	386
Other short-term borrowings	2,529	—
Current portion of long-term debt	910	2,016
Total short-term borrowings and current portion of long-term debt	$ 21,778	$ 22,225

In December 2011, $4.2 million (HKD 32.5 million) was paid in order to extinguish our existing Hong Kong banking facility and other outstanding Hong Kong debt.  In December 2011, we entered into a new five-year Hong Kong banking facility.  The maximum availability under the facility is $8.9 million (HKD 69.0 million), and includes an $8.4 million (HKD 65.0 million) term loan and a $0.5 million (HKD 4.0 million) overdraft facility. The term loan bears interest at a rate of HIBOR + 2.75% and the overdraft facility bears interest at a rate of HKD Best Lending Rate + 2.00%. As of December 25, 2011, $8.4 million (HKD 65.0 million) was outstanding on the term loan. The banking facility is subject to the bank’s right to call the liabilities at any time, and is therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. As of December 25, 2011, $3.8 million related to the assumed debt remained outstanding. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In September 2010, $7.2 million (¥600 million) was paid in order to extinguish our existing Japanese local line of credit. The line of credit was included in short-term borrowings in the accompanying Consolidated Balance Sheets. In November 2010, we entered into a new Japanese local line of credit for $1.8 million (¥150 million). During the fourth quarter of 2011, our Japanese local line of credit of $1.9 million (¥150 million) was paid down.

During the first quarter of 2010, our outstanding Asialco loans of $3.7 million (RMB 25 million) were paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of December 25, 2011, the interest rate was 4.5%. As of December 25, 2011, our short-term full-recourse factoring arrangement equaled $8.8 million (€6.8 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets. The full-recourse factoring arrangement was extended in December 2011 for a twelve month period.

Note 7. LONG-TERM DEBT

Long-term debt at December 25, 2011 and December 26, 2010 consisted of the following:

(amounts in thousands)	December 25, 2011	December 26, 2010
Senior Secured Credit Facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 52,248	$ 42,687
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,333	1,740
Other capital leases with maturities through 2016	1,013	2,313
Total(1)	129,594	121,740
Less current portion	910	2,016
Total long-term portion	$ 128,684	$ 119,724

(1)	The weighted average interest rates for 2011 and 2010 were 4.0% and 3.9%, respectively.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $125.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of December 25, 2011, we did not elect to request the $50.0 million expansion option.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of December 25, 2011. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. The impact of our restructuring initiatives and on-going economic conditions are expected to put pressure on our leverage ratio covenant during 2012. As a proactive measure, we pursued an amendment to temporarily increase the leverage ratio. This amendment was approved and deemed effective as of February 17, 2012. As of December 25, 2011, we were in compliance with all covenants.

In connection with the Senior Secured Credit Facility, the Company incurred $1.7 million in fees and expenses, which are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the Secured Credit Facility of $2.4 million are amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

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

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 25, 2011, we did not issue additional fixed-rate senior secured notes.

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

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Notes. The impact of our restructuring initiatives and on-going economic conditions are expected to put pressure on our leverage ratio covenant during 2012. As a proactive measure, we pursued an amendment to temporarily increase the leverage ratio through the end of the third quarter of 2012. This amendment was approved and deemed effective as of February 17, 2012. As of December 25, 2011, we were in compliance with all covenants.

In connection with the Senior Secured Notes, the Company incurred $0.2 million in fees and expenses, which are amortized over the term of the Notes to interest expense on the Consolidated Statement of Operations.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 25, 2011 the factoring arrangements had a balance of $1.3 million (€1.0 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.9 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

The aggregate maturities on all long-term debt (including current portion) are:
(amounts in thousands)	Debt	Capital Leases	Total Debt
2012	$ 385	$ 525	$ 910
2013	365	294	659
2014	77,564	128	77,692
2015	25,212	55	25,267
2016	25,055	11	25,066
Thereafter	—	—	—
Total	$ 128,581	$ 1,013	$ 129,594

Note 8. STOCK-BASED COMPENSATION

At December 25, 2011, we had stock-based employee compensation plans as described below. For the years ended December 25, 2011, December 26, 2010, and December 27, 2009, the total compensation expense (included in selling, general, and administrative expense) related to these plans was $7.5 million, $8.8 million, and $7.1 million ($7.3 million, $6.4 million, and $5.0 million, net of tax), respectively.

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

As of December 25, 2011, there were 3,689,612 shares available for grant under the 2004 Plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 25, 2011, there were no shares available for grant under the 1992 Plan.

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

On April 4, 2007, RSUs were awarded to eligible key employees of the Company as part of the LTIP 2007 plan. The number of shares for these units varies based on the Company’s revenue and earnings per share. These units cliff vest at the end of fiscal 2009. As of December 30, 2007, 20,000 units vested at a grant price of $23.91 per share in accordance with the former CEO’s retirement plan. At December 28, 2008, we reversed $1.7 million of previously recognized compensation cost since it was determined that the Company would not achieve the revenue and earnings per share targets set for in the 2007 LTIP plan during fiscal 2009. At December 27, 2009, the Company did not achieve the targets required by the plan and as a result no remaining RSUs were earned under this plan.

On December 4, 2007, RSUs were awarded to certain key employees of the Company’s Alpha Security Products Division as part of the LTIP plan. The number of shares for these units varies based on the Company’s Alpha® product revenues. These units had the potential to vest 33% per year, over a three-year period ending at the end of fiscal 2010. The weighted average price for these RSUs was $21.84 per share. At December 26, 2010, we reversed $0.6 million of previously recognized compensation cost since it was determined that the Company did not achieve the revenue targets set forth in the plan. Accordingly, no remaining RSUs were earned under this plan.

On February 17, 2009, RSUs were awarded to certain key employees of the Company as part of the LTIP 2009 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2009 to December 2011 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $8.12 per share. At December 25, 2011, we reversed $0.5 million of previously recognized compensation cost since it was determined that the Company would not achieve the specific relative performance goals set forth in the plan. Accordingly, no RSUs were earned under this plan.

On February 12, 2010, RSUs were awarded to certain key employees of the Company as part of the LTIP 2010 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2010 to December 2012 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $15.83 per share. Additional RSUs related to the LTIP 2010 plan were awarded on February 22, 2010, and March 11, 2010, with a weighted average price of $17.06 and $21.76 per share, respectively. For fiscal year 2011, $0.3 million was charged to compensation expense. As of December 25, 2011, total unamortized compensation expense for this grant was $0.6 million. As of December 25, 2011, the maximum achievable RSUs outstanding under this plan are 156,600 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 17, 2011, RSUs were awarded to certain key employees of the Company as part of the LTIP 2011 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus the Russell 2000 index during the January 2011 to December 2013 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $22.54 per share. For fiscal year 2011, $0.4 million was charged to compensation expense. As of December 25, 2011, total unamortized compensation expense for this grant was $1.4 million. As of December 25, 2011, the maximum achievable RSUs outstanding under this plan are 154,764 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Stock Options

Option activity under the principal option plans as of December 25, 2011 and changes during the year then ended were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2010	2,745,796	$ 19.11	5.32	$ 8,731
Granted	96,444	21.59
Exercised	(128,218)	12.37
Forfeited or expired	(113,217)	19.00
Outstanding at December 25, 2011	2,600,805	$ 19.54	4.39	$ 512
Vested and expected to vest at December 25, 2011	2,577,921	$ 19.54	4.36	$ 509
Exercisable at December 25, 2011	2,150,695	$ 19.56	3.79	$ 359

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 25, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 25, 2011, December 26, 2010, and December 27, 2009, was $1.1 million, $4.3 million, and $19 thousand, respectively.

As of December 25, 2011, $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 25 2011 was $2.2 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $1.3 million and $1.3 million for the fiscal years ended December 25, 2011 and December 26, 2010. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

We issue service-based restricted stock units with vesting periods of three to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 25, 2011 and changes during the year ended December 25, 2011 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 26, 2010	630,244	0.81	$ 20.48
Granted	248,892		$ 20.83
Vested	(209,972)		$ 18.92
Forfeited	(51,492)		$ 18.83
Nonvested at December 25, 2011	617,672	0.79	$ 21.29
Vested and expected to vest at December 25, 2011	580,281	0.73
Vested at December 25, 2011	62,590	—

The total fair value of restricted stock awards vested during 2011 was $4.0 million as compared to $3.3 million during 2010. As of December 25, 2011, there was $3.4 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Other Compensation Arrangements

During fiscal 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total amount accrued related to the plan equaled $0.5 million at December 25, 2011, of which $0.6 million and $0.2 million was expensed for the years ended December 25, 2011 and December 26, 2010, respectively. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2011, 2010, and 2009, includes payments for interest of $6.7 million, $3.6 million, and $6.3 million, respectively and also includes income taxes of $17.9 million, $22.4 million, and $8.7 million, respectively.

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

Excluded from the Consolidated Statement of Cash Flows for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 are $0.1 million $0.4 million, and $2.8 million, respectively, of new capital lease obligations and related capitalized assets.

Business Acquisitions
(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Fair value of tangible assets acquired, less cash acquired	$ 28,535	$ 33	$ 52,275
Goodwill and identified intangible assets	68,458	467	5,929
Liabilities assumed	(20,270)	—	(32,669)
Payment obligation	(786)	(200)	—
Cash paid for acquisitions	$ 75,937	$ 300	$ 25,535

Note 10. STOCKHOLDERS’ EQUITY

The components of accumulated other comprehensive income at December 25, 2011 and at December 26, 2010 are as follows:

(amounts in thousands)	December 25, 2011	December 26, 2010
		(As Revised)
Actuarial losses on pension plans, net of tax	$ (6,580)	$ (4,146)
Derivative hedge contracts, net of tax	1,542	377
Foreign currency translation adjustment	17,779	14,239
Total	$ 12,741	$ 10,470

Note 11. EARNINGS PER SHARE

For fiscal years 2011, 2010, and 2009, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Basic (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$ (59,055)	$ 28,503	$ 25,023

Diluted (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$ (59,055)	$ 28,503	$ 25,023

Shares:
Weighted average number of common shares outstanding	40,070	39,483	38,909
Shares issuable under deferred compensation agreements	462	452	396
Basic weighted average number of common shares outstanding	40,532	39,935	39,305
Common shares assumed upon exercise of stock options and awards	—	505	234
Shares issuable under deferred compensation arrangements	—	5	13
Dilutive weighted average number of common shares outstanding	40,532	40,445	39,552

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share
(Loss) earnings from continuing operations	$ (1.46)	$ .71	$ .63
Loss from discontinued operations, net of tax	(.18)	(.02)	(.02)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (1.64)	$ .69	$ .61

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share
(Loss) earnings from continuing operations	$ (1.46)	$ .71	$ .63
Loss from discontinued operations, net of tax	(.18)	(.02)	(.02)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$ (1.64)	$ .69	$ .61

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 were as follows:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,380	1,516	2,507

(1)
Adjustments for stock options and awards of 329 shares and deferred compensation arrangements of 11 shares were anti-dilutive in fiscal 2011 and therefore excluded from the earnings per share calculation due to our net loss for the year.

Note 12. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes are:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Domestic	$ (35,107)	$ (21,015)	$ (19,005)
Foreign	35,535	58,760	54,664
Total	$ 428	$ 37,745	$ 35,659

Provision for income taxes:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Currently payable
Federal	$ 365	$ 234	$ (2,565)
State	99	42	(41)
Puerto Rico	23	(3,950)	45
Foreign	11,441	15,891	20,555
Total currently payable	11,928	12,217	17,994

Deferred
Federal	49,395	(5,127)	(9,833)
State	526	4,320	1,002
Puerto Rico	(377)	(707)	540
Foreign	(1,932)	(1,345)	1,380
Total deferred	47,612	(2,859)	(6,911)
Total provision	$ 59,540	$ 9,358	$ 11,083

Adjustments have been made to prior year figures in the table above to be more presentable with the current year.

Deferred tax assets/liabilities at December 25, 2011 and December 26, 2010 consist of:

(amounts in thousands)	December 25, 2011	December 26, 2010
		(As Revised)
Inventory	$ 4,930	$ 4,817
Accounts receivable	2,513	1,296
Capitalized research and development costs	18,476	13,582
Net operating loss and foreign tax credit carryforwards	62,685	58,728
Restructuring	2,537	1,633
Deferred revenue	(1,316)	(105)
Pension	7,890	6,724
Warranty	1,507	1,469
Deferred compensation	4,980	2,306
Stock based compensation	8,148	6,740
Depreciation	1,052	2,501
Other	12,349	11,927
Valuation allowance	(102,148)	(37,808)
Deferred tax assets	23,603	73,810
Intangibles	9,542	10,447
Withholding tax liabilities	2,365	945
Deferred tax liabilities	11,907	11,392
Net deferred tax assets	$ 11,696	$ 62,418

At December 25, 2011, we had $35.4 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions. Of these, $27.1 million have no expiration, and the remaining $8.3 million will expire in future years through 2031. In the U.S., there were approximately $6.6 million of federal and $6.8 million of state net operating loss carryforwards, which will expire in future years through 2031. Of the $6.6 million of federal net operating loss carryforwards, $6.3 million is subject to IRC § 382 limitations. In 2011, in connection with the acquisition of the Shore to Shore business, we acquired J&F International, a U.S. company, with $7.3 million of net operating loss carryforwards, of which $7.3 million are subject to IRC § 382 limitations. We concluded, based on results of operations in the U.S., the acquired § 382 limited net operating loss carryforwards are likely to expire unutilized, therefore, no gross asset has been recognized. In the U.S., a $1.1 million and $3.5 million (gross) windfall benefit on stock compensation occurred in 2011 and 2010, respectively.  We have not recorded these amounts to additional capital or increased its related net operating loss carryforward due to the fact that the windfall benefits have not reduced income taxes payable. We have adopted a “with and without” approach with regards to utilization of windfall benefits. At December 25, 2011, we had U.S. foreign tax credit carryforwards of $12.7 million with expiration dates ranging from 2014 to 2021.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances.  At December 25, 2011 and December 26, 2010, we had net deferred tax assets of $11.7 million and $62.4 million, respectively.

During 2010 negative evidence arose in the form of cumulative losses in the U.S. and Germany, with net deferred tax assets of $41.7 million and $9.6 million, respectively. In 2010, and the first six months of 2011, we considered all available evidence and was able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdictions’ deferred tax assets. We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.

During the quarter ending September 25, 2011, a valuation allowance in the amount of $48 million was established related to all components of the domestic net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized. The amount of valuation allowance recorded is greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non-amortizable assets such as goodwill and indefinite lived intangibles. This charge was primarily a result of the trend of significant domestic losses experienced in recent years, as well as the reduction of our global earnings experienced during the first nine months of 2011.  We have not recorded a valuation allowance on the net German deferred tax asset and continue to rely on a tax planning action that has been executed in the fourth quarter of 2011.  The German tax planning action does not significantly rely on our global earnings to utilize German deferred tax assets.

In May 2011, we acquired a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses”) through the acquisition of equity and/or assets. As of December 25, 2011, we have established a preliminary opening net deferred tax liability of $3.0. In addition, we have established $3.1 million of income tax liabilities related to uncertain tax positions in pre-acquisition tax years. The income tax adjustments related to purchase accounting for the Shore to Shore businesses is expected to be finalized in 2012.

In July 2009, we purchased the stock of Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels.  As of December 27, 2009, we had established a preliminary opening net deferred tax liability of $3.7 million.  In addition, we had established $2.6 million of income tax related to uncertain tax positions for Brilliant in pre-acquisition tax years.  During the second quarter of 2010 we finalized our purchase accounting related to income taxes for the Brilliant acquisition and as a result, we recorded a decrease to our deferred tax liability and an increase to our accrual for uncertain tax positions (tax contingencies) of $1.3 million and $0.2 million, respectively. As of the second quarter of 2010, the financial statements reflected the final allocations of the purchase price based on the estimated fair values at the date of acquisition.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $2.6 million as of December 25, 2011. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants. Also impacting the change in assertion was the projected future cash impact of the 2011 Global Restructuring Plan.

As of December 25, 2011, we provided a deferred tax liability of approximately $2.4 million for withholding taxes associated with future repatriation of earnings for certain subsidiaries. We have not provided deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Tax provision at the statutory federal income tax rate	$ 150	$ 13,211	$ 12,481
Unremitted earnings	1,430	—	—
Non-deductible permanent items	1,790	1,543	1,297
State and local income taxes, net of federal benefit	625	4,363	961
Losses for which no tax benefit recognized	11,929	1,408	2,077
Foreign rate differentials	(3,660)	(7,905)	(8,445)
Tax settlements	—	(47)	(20)
Potential tax contingencies	(1,086)	(3,488)	(72)
Change in valuation allowance	47,684	—	3,515
Stock based compensation	366	441	349
Other	312	(168)	(1,060)
Tax provision at the effective tax rate	$ 59,540	$ 9,358	$ 11,083

Adjustments have been made to prior year figures in the table above to be more presentable with the current year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

( amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Gross unrecognized tax benefits at beginning of year	$ 12,846	$ 14,884	$ 12,520
Increases in tax positions for prior years	997	1,161	2,502
Decreases in tax positions for prior years	(44)	—	(1,684)
Increases in tax positions for current year	808	1,229	1,442
Settlements	(443)	(928)	—
Acquisition reserves	2,029	240	2,631
Lapse in statute of limitations	(2,954)	(3,740)	(2,527)
Gross unrecognized tax benefits at end of year	$ 13,239	$ 12,846	$ 14,884

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13.2 million and $12.8 million at December 25, 2011 and December 26, 2010, respectively.  Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ended December 25, 2011, December 26, 2010 and December 27, 2009, we recognized interest and penalties of $1.0 million, ($2.8) million, and $0.4 million, respectively in the statement of operations. At December 25, 2011 and December 26, 2010, we have accrued interest and penalties related to unrecognized tax benefits of $4.6 million and $3.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within the next twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $8.3 million to $2.6 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2009, Finland 2008 – 2009, Sweden 2007 – 2009, and France 2008 – 2010.

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.5 million, $1.3 million, and $1.1 million, in 2011, 2010, and 2009, respectively.

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

On June 3, 2009, at the 2009 Annual Meeting of Shareholders of Checkpoint, our shareholders amended the ESPP in order to increase the number of shares of the Company’s common stock reserved for issuance under the ESPP by 400,000 shares to an aggregate of 650,000 shares. Our expense for this plan in fiscal 2011, 2010 and 2009 was $0.6 million, $0.6 million, and $0.6 million, respectively. As of December 25, 2011, there were 139,475 shares authorized and available to be issued. During fiscal year 2011, 100,475 shares were issued under this plan as compared to 102,769 shares in 2010 and 132,165 shares in 2009.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2011, 2010, and 2009 were approximately $0.2 million, $0.4 million, and $0.3 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $40 thousand, $46 thousand, and $0.1 million for fiscal years 2011, 2010, and 2009, respectively.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 5% of the total workforce at December 25, 2011. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in the Company’s statement of financial position.

The amounts recognized in accumulated other comprehensive income at December 25, 2011, and December 26, 2010 consist of:

(amounts in thousands)	December 25, 2011	December 26, 2010
Transition obligation	$ 58	$ 198
Prior service costs	12	16
Actuarial losses	10,638	7,358
Total	10,708	7,572
Deferred tax	(4,311)	(3,426)
Net	$ 6,397	$ 4,146

The amounts included in accumulated other comprehensive income at December 25, 2011 and expected to be recognized in net periodic pension cost during the year ended December 30, 2012 is as follows:

(amounts in thousands)	December 30, 2012
Transition obligation	$ 57
Prior service costs	2
Actuarial loss	228
Total	$ 287

The Company expects to make contributions of $4.7 million during the year ended December 30, 2012.

The pension plans included the following net cost components:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Service cost	$ 972	$ 855	$ 1,020
Interest cost	4,418	4,331	4,643
Expected return on plan assets	155	(60)	(67)
Amortization of actuarial loss (gain)	50	(24)	(10)
Amortization of transition obligation	129	124	130
Amortization of prior service costs	2	2	3
Net periodic pension cost	5,726	5,228	5,719
Settlement loss	46	—	—
Curtailment gain	(104)	—	—
Total pension expense	$ 5,668	$ 5,228	$ 5,719

The table below sets forth the funded status of our plans and amounts recognized in the accompanying Consolidated Balance Sheets.

(amounts in thousands)	December 25, 2011	December 26, 2010
Change in benefit obligation
Net benefit obligation at beginning of year	$ 81,226	$ 83,634
Service cost	972	855
Interest cost	4,418	4,331
Actuarial loss	4,439	4,344
Gross benefits paid	(4,537)	(4,487)
Plan curtailments	(618)	—
Plan settlements	(470)	—
Foreign currency exchange rate changes	(756)	(7,451)
Net benefit obligation at end of year	$ 84,674	$ 81,226

Change in plan assets
Fair value of plan assets at beginning of year	$ 1,472	$ 1,400
Actual return on assets	145	(432)
Employer contributions	4,801	5,117
Gross benefits paid	(4,537)	(4,487)
Plan settlements	(470)	—
Foreign currency exchange rate changes	(5)	(126)
Fair value of plan assets at end of year	$ 1,406	$ 1,472

Reconciliation of funded status
Funded status at end of year	$ (83,268)	$ (79,754)

(amounts in thousands)	December 25, 2011	December 26, 2010
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$ 4,453	$ 4,358
Accrued pensions	78,815	75,396
Net amount recognized at end of year	$ 83,268	$ 79,754
Other comprehensive income attributable to change in additional minimum liability recognition	$ —	$ —
Accumulated benefit obligation at end of year	$ 80,744	$ 77,361

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(amounts in thousands)	December 25, 2011	December 26, 2010
Projected benefit obligation	$ 84,674	$ 81,226
Accumulated benefit obligation	$ 80,744	$ 77,361
Fair value of plan assets	$ 1,406	$ 1,472

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 25, 2011	December 26, 2010
Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	4.77%	5.27%
Expected rate of increase in future compensation levels	2.52%	2.52%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	5.27%	5.77%
Expected rate of return on plan assets	5.75%	4.00%
Expected rate of increase in future compensation levels	2.52%	2.52%
Measurement Date:	December 31, 2011	December 31, 2010

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 4.77% in 2011 and 5.27% in 2010. We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 5.75% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2012	$ 4,453
2013	$ 4,563
2014	$ 4,653
2015	$ 4,825
2016	$ 4,777
2017 through 2021	$ 25,341

The following table provides a summary of the fair value of the Company's pension plan assets at December 25, 2011 utilizing the fair value hierarchy discussed in Note 14:
(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$ 1,406	$ —	$ —	$ 1,406

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 25, 2011 is presented below:

(amounts in thousands)	Balance as of December 26, 2010	Actual Return on Plan Assets, Relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 25, 2011

Asset Category
Global insurance assets	$ 1,472	$ 627	$ (153)	$ (381)	$ (154)	$ (5)	$ 1,406
Total Level 3 Assets	$ 1,472	$ 627	$ (153)	$ (381)	$ (154)	$ (5)	$ 1,406

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

The following table represents our assets and liabilities measured at fair value on a recurring basis as of December 25, 2011 and December 26, 2010 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 463	$ —	$ 463	$ —
Foreign currency revenue forecast contracts	1,120	—	1,120	—
Total assets	$ 1,583	$ —	$ 1,583	$ —

Foreign currency forward exchange contracts	$ 415	$ —	$ 415	$ —
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$ 415	$ —	$ 415	$ —

(amounts in thousands)	Total Fair Value Measurement December 26, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 27	$ —	$ 27	$ —
Foreign currency revenue forecast contracts	938	—	938	—
Total assets	$ 965	$ —	$ 965	$ —

Foreign currency forward exchange contracts	$ 20	$ —	$ 20	$ —
Foreign currency revenue forecast contracts	278	—	278	—
Total liabilities	$ 298	$ —	$ 298	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the years ended December 25, 2011 and December 26, 2010:

(amounts in thousands)	December 25, 2011	December 26, 2010
Beginning balance, net of tax	$ 377	$ (302)
Changes in fair value gain, net of tax	(643)	1,841
Reclass to earnings, net of tax	1,808	(1,162)
Ending balance, net of tax	$ 1,542	$ 377

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 25, 2011 and December 26, 2010 are summarized in the following table:

	December 25, 2011		December 26, 2010
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$ 52,248	$ 52,248	$ 42,687	$ 42,687
Senior secured notes	$ 75,000	$ 75,686	$ 75,000	$ 75,787

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010:

	December 25, 2011				December 26, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 1,120	Other current liabilities	$ —	Other current assets	$ 938	Other current liabilities	$ 278
Total derivatives designated as hedging instruments		1,120		—		938		278

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	463	Other current liabilities	415	Other current assets	27	Other current liabilities	20
Total derivatives not designated as hedging instruments		463		415		27		20
Total derivatives		$ 1,583		$ 415		$ 965		$ 298

The following tables present the amounts affecting the Consolidated Statement of Operations for the years ended December 25, 2011, December 26, 2010, and December 27, 2009:

December 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ (658)	Cost of sales	$ (1,792)	$ (296)
Interest rate swap contracts	—	Interest expense	—	—
Total designated cash flow hedges	$ (658)		$ (1,792)	$ (296)

December 26, 2010
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ 1,940	Cost of sales	$ 1,194	$ (124)
Interest rate swap contracts	171	Interest expense	(159)	—
Total designated cash flow hedges	$ 2,111		$ 1,035	$ (124)

December 27, 2009
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$ (21)	Cost of sales	$ 1,693	$ (77)
Interest rate swap contracts	744	Interest expense	(1,073)	—
Total designated cash flow hedges	$ 723		$ 620	$ (77)

	December 25, 2011		December 26, 2010		December 27, 2009
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$ (155)	Other gain (loss), net	$ 77	Other gain (loss), net	$ (257)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 25, 2011, we had currency forward exchange contracts with notional amounts totaling approximately $26.0 million. The fair values of the forward exchange contracts were reflected as a $0.5 million asset and $0.4 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2012 to November 2012. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 25, 2011, the fair value of these cash flow hedges was reflected as a $1.1 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $20.3 million (€14.6 million) and the unrealized gain recorded in other comprehensive income was $1.7 million (net of taxes of $32 thousand), of which $1.6 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 25, 2011, a $1.8 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $0.1 million loss during the year ended December 25, 2011 for hedge ineffectiveness.

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

Aggregate foreign currency transaction losses in 2011, 2010, and 2009, were $2.1 million, $2.7 million, and $0.4 million, respectively, and are included in other (loss) gain, net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 25, 2011.

Note 15. PROVISION FOR RESTRUCTURING

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $51 million by the end of 2013, with $27 million to $32 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan.

Restructuring expense for the periods ended December 25, 2011, December 26, 2010, and December 27, 2009 were as follows:

(amounts in thousands)
	December 25, 2011	December 26, 2010	December 27, 2009
Global Restructuring Plan
Severance and other employee-related charges	$ 11,115	$ —	$ —
Asset impairments	7,761	—	—
Other exit costs	519	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	7,015	6,993	2,828
Asset impairments	72	—	—
Other exit costs	2,203	—	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	(146)	641	1,481
Other exit costs	101	577	—
2005 Restructuring Plan
Severance and other employee-related charges	—	—	1,149
Other exit costs	—	—	(57)
Total	$ 28,640	$ 8,211	$ 5,401

Restructuring accrual activity for the periods ended December 25, 2011, and December 26, 2010, were as follows:

(amounts in thousands)
Fiscal 2011	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 25, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ —	$ 11,382	$ (267)	$ (1,268)	$ (137)	$ 9,710
Other exit costs(1)	—	519	—	(519)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,660	7,147	(132)	(6,718)	(239)	6,718
Other exit costs(2)	—	2,214	(11)	(1,095)	1	1,109
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(215)	(583)	10	—
Other exit costs(3)	143	112	(11)	(169)	—	75
Total	$ 7,522	$ 21,443	$ (636)	$ (10,352)	$ (365)	$ 17,612

(1)
During 2011, there was a net charge to earnings of $0.5 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During 2011, there was a net charge to earnings of $2.2 million primarily due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility as well as lease payment accruals after exiting one of our facilities.

(3)
During 2010, costs were recorded due to the closing of a manufacturing facility. For the year ended 2011, there was a net charge to earnings of $0.1 million due to other exit costs associated with the manufacturing closings.

(amounts in thousands)
Fiscal 2010	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Other	Exchange Rate Changes	Accrual at December 26, 2010
SG&A Restructuring Plan
Severance and other employee-related charges	$ 2,810	$ 7,732	$ (739)	$ (3,005)	$ —	$ (138)	$ 6,660
Manufacturing Restructuring Plan
Severance and other employee-related charges	1,481	1,203	(562)	(1,339)	—	(64)	719
Other exit costs(1)	—	577	—	(541)	107	—	143
Total	$ 4,291	$ 9,512	$ (1,301)	$ (4,885)	$ 107	$ (202)	$ 7,522

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

As of December 25, 2011, the net charge to earnings of $19.4 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $27 million to $32 million, of which $19.4 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 894, of which 97 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of December 25, 2011, the net charge to earnings of $9.3 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $19.1 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 368, of which 294 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 25, 2011, there was a net increase to earnings of $45 thousand recorded in connection with the Manufacturing Restructuring Plan. This net charge was primarily due to other exit costs associated with the closing of manufacturing facilities partially offset by lower than estimated severance accruals.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of December 25, 2011 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $17.3 million, $16.9 million, and $18.4 million, in 2011, 2010, and 2009, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 25, 2011 are:

(amounts in thousands)	Capital Leases	Operating Leases	Total
2012	$ 574	$ 14,407	$ 14,981
2013	328	8,612	8,940
2014	137	4,966	5,103
2015	62	1,393	1,455
2016	12	649	661
Thereafter	—	2,228	2,228
Total minimum lease payments	$ 1,113	$ 32,255	$ 33,368
Less: amounts representing interest	100
Present value of minimum lease payments	$ 1,013

Contingencies

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our Consolidated Results of Operations and/or Financial Condition, except as described below.

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. On November 2, 2011, the Court finalized the decision to order the Company to pay the attorneys’ fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the defendants’ bill of attorneys’ fees.

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

Note 18. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Historically, we have reported RF and EM Hard Tags as part of the SMS EAS Systems product line. During the first quarter of 2010, we began reporting our RF and EM Hard Tags as part of the Alpha® product line. This change results in all hard tags for in-store application being recorded in the same product line as the Alpha® hard tags. Because both product lines are reported within the Shrink Management Solutions segment, the change in classification does not impact segment reporting. The year ended 2009 has been conformed to reflect the product line change within the SMS segment.

Our reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. We have three reportable business segments:

i.	Shrink Management Solutions — includes electronic article surveillance (EAS) systems, EAS consumables, Alpha®, CheckView®, and radio frequency identification (RFID) tags and labels.

ii.
Apparel Labeling Solutions — includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags.

iii.	Retail Merchandising Solutions — includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
		(As Revised)	(As Revised)
Business segment net revenue:
Shrink Management Solutions	$ 593,519	$ 576,749	$ 543,233
Apparel Labeling Solutions	198,158	172,937	141,910
Retail Merchandising Solutions	73,666	71,992	77,108
Total	$ 865,343	$ 821,678	$ 762,251

Business segment gross profit:
Shrink Management Solutions	$ 241,167	$ 247,040	$ 239,585
Apparel Labeling Solutions	56,860	61,805	52,543
Retail Merchandising Solutions	34,823	34,929	36,645
Total gross profit	332,850	343,774	328,773
Operating expenses	326,357(1)	300,403(2)	287,519(3)
Interest (expense) income, net	(4,542)	(3,389)	(5,415)
Other gain (loss), net	(1,523)	(2,237)	(180)
Earnings from continuing operations before income taxes	$ 428	$ 37,745	$ 35,659
Business segment total assets:
Shrink Management Solutions	$ 652,895	$ 706,300
Apparel Labeling Solutions	284,301	191,092
Retail Merchandising Solutions	107,285	136,518
Total	$ 1,044,481	$ 1,033,910

(1)
Includes a $28.6 million restructuring charge, $2.3 million in acquisition costs, a $0.9 million litigation settlement, a $0.6 million intangible asset impairment, and income of $0.2 million related to improper and fraudulent Canadian activities.

(2)
Includes an $8.2 million restructuring charge, a $0.8 million selling, general and administrative charge related to an adjustment to an acquisition related liability pertaining to the period prior to the acquisition date, and a $1.5 million charge related to improper and fraudulent Canadian activities.

(3)	Includes a $5.4 million restructuring charge, a $1.3 million charge related to improper and fraudulent Canadian activities, and a $1.3 million litigation settlement charge.

(B)	Geographic Information

Operating results are prepared on a “country of domicile” basis, meaning that net revenues are included in the geographic area where the selling entity is located. Assets are included in the geographic area in which the producing entities are located. A direct sale from the U.S. to an unaffiliated customer in South America is reported as a sale in the U.S. Inter-area sales between our locations are made at transfer prices that approximate market price and have been eliminated from consolidated net revenues. International Americas is defined as all countries in North and South America, excluding the United States, Puerto Rico, and Dominican Republic.

The following table shows net revenues, and other financial information by geographic area for the years 2011, 2010, and 2009:

(amounts in thousands)	United States, Puerto Rico, & Dominican Republic		Europe		International Americas	Asia Pacific		Total
2011
Net revenues from unaffiliated customers	$ 283,674	(1)	$ 346,834		$ 45,307	$ 189,528		$ 865,343
Long-lived assets	$ 37,179	(2)	$ 16,698		$ 3,557	$ 76,647	(3)	$ 134,081

2010
Net revenues from unaffiliated customers	$ 275,462	(4)	$ 352,347		$ 41,868	$ 152,001		$ 821,678
Long-lived assets	$ 41,274	(5)	$ 17,815		$ 2,280	$ 62,229	(6)	$ 123,598

2009
Net revenues from unaffiliated customers	$ 254,306	(7)	$ 362,639	(8)	$ 30,289	$ 115,017		$ 762,251

(1)	Includes net revenue from the United States of $283.7 million.

(2)	Includes long-lived assets from the United States of $29.9 million.

(3)	Includes long-lived assets from China and Japan of $40.3 million and $15.0 million, respectively.

(4)	Includes net revenue from the United States of $275.5 million.

(5)	Includes long-lived assets from the United States and Puerto Rico of $23.7 million and $15.2 million, respectively.

(6)	Includes long-lived assets from China, Hong Kong, and Japan of $28.8 million, $15.9 million and $15.4 million, respectively.

(7)	Includes net revenue from the United States of $254.3 million.

(8)	Includes net revenue from Germany of $84.2 million.

Note 19. DISCONTINUED OPERATIONS

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The classification of this business as discontinued operations was determined to be a triggering event for testing goodwill impairment. As a result of this impairment test, we determined that there was a $3.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $2.8 million impairment of customer relationship intangible assets.  These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.

The Company’s discontinued operations reflect the operating results for the disposal group.  The results for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 25, 2011	December 26, 2010	December 27, 2009
Net revenue	$ 13,565	$ 12,820	$ 10,467
Gross profit	2,541	2,874	2,511
Selling, general, & administrative expense	4,095	4,043	3,978
Restructuring expenses	113	—	—
Intangible asset impairment	2,781	—	—
Goodwill impairment	3,411	—	—
Operating loss	(7,859)	(1,169)	(1,467)
Loss from discontinued operations before income taxes	(7,859)	(1,169)	(1,467)
Loss from discontinued operations, net of tax	$ (7,514)	$ (773)	$ (911)

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of December 25, 2011 the classification was as follows:

(amounts in thousands)	December 25, 2011
Accounts receivable, net	$ 1,519
Inventories	1,087
Property, plant, and equipment , net	11
Goodwill	370
Other intangibles, net	1,754
Other assets	1,579
Assets of discontinued operations held for sale	$ 6,320

Accounts payable	$ 551
Accrued compensation and related taxes	40
Other accrued expenses	599
Unearned revenues	169
Restructuring reserve	78
Other liabilities	3
Liabilities of discontinued operations held for sale	$ 1,440

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 20. QUARTERLY INFORMATION (UNAUDITED)

As described in Note 1 to the Consolidated Financial Statements, the Company has revised previously issued financial statements. The following quarterly financial data reflect the revisions for the quarters ended September 25, 2011, June 26, 2011, March 27, 2011, September 26, 2010, June 27, 2010, and March 28, 2010. The revision is considered a correction of immaterial errors.

The following tables summarize the effects of the adjustments on operating income and net income for the quarters ended September 25, 2011, June 26, 2011, March 27, 2011, September 26, 2010, June 27, 2010, and March 28, 2010.

Operating (Loss) Income
(amounts in thousands)	Sep. 25, 2011	Jun. 26, 2011	Mar. 27, 2011	Sep. 26, 2010	Jun. 27, 2010	Mar. 28, 2010
As Previously Reported	$ (8,603)	$ 12,610	$ (10,581)	$ 13,062	$ 14,116	$ 5,621
Revision Adjustments:
Canada Adjustments	797	430	823	719	(391)	(630)
Income Tax Adjustments	—	—	—	—	—	—
As Revised for Revision Adjustments	$ (7,806)	$ 13,040	$ (9,758)	$ 13,781	$ 13,725	$ 4,991
Discontinued Operations Adjustments	636	511	727	420	345	294
As Revised in this Annual Report on Form 10-K	$ (7,170)	$ 13,551	$ (9,031)	$ 14,201	$ 14,070	$ 5,285

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.
(amounts in thousands)	Sep. 25, 2011	Jun. 26, 2011	Mar. 27, 2011	Sep. 26, 2010	Jun. 27, 2010	Mar. 28, 2010
As Previously Reported	$ (49,259)	$ 9,520	$ (9,311)	$ 7,081	$ 9,040	$ 3,506
Revision Adjustments:
Canada Adjustments	597	322	616	557	(303)	(488)
Income Tax Adjustments	—	—	—	705	—	—
As Revised for Revision Adjustments	$ (48,662)	$ 9,842	$ (8,695)	$ 8,343	$ 8,737	$ 3,018
Discontinued Operations Adjustments	—	—	—	—	—	—
As Revised in this Annual Report on Form 10-K	$ (48,662)	$ 9,842	$ (8,695)	$ 8,343	$ 8,737	$ 3,018

QUARTERS (unaudited)
(amounts in thousands, except per share data)	First	Second	Third
	As Previously Reported	As Previously Reported	As Previously Reported
2011
Net revenues	$ 184,673	$ 219,931	$ 218,126
Gross profit	70,374	85,492	81,620
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(9,311)	9,520	(49,259)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.23)	$ .23	$ (1.21)
Diluted	$ (.23)	$ .23	$ (1.21)

QUARTERS (unaudited)
	First	Second	Third	Fourth	Year
	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported
2010
Net revenues	$ 187,456	$ 208,176	$ 203,324	$ 235,542	$ 834,498
Gross profit	80,551	90,764	81,879	93,454	346,648
Net earnings attributable to Checkpoint Systems, Inc.	3,506	9,040	7,081	7,744	27,371
Net earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ .09	$ .23	$ .18	$ .19	$ .69
Diluted	$ .09	$ .22	$ .17	$ .19	$ .68

QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third
	As Revised for Revision Adjustments		As Revised for Revision Adjustments		As Revised for Revision Adjustments
2011
Net revenues	$ 184,673		$ 219,931		$ 218,126
Gross profit	70,374		85,492		81,620
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(8,695)	(1)	9,842	(2)	(48,662)	(3)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.22)		$ .24		$ (1.20)
Diluted	$ (.22)		$ .24		$ (1.20)

QUARTERS (unaudited)
	First		Second		Third		Fourth		Year
	As Revised for Revision Adjustments		As Revised for Revision Adjustments		As Revised for Revision Adjustments		As Revised for Revision Adjustments		As Revised for Revision Adjustments
2010
Net revenues	$ 187,456		$ 208,176		$ 203,324		$ 235,542		$ 834,498
Gross profit	80,551		90,764		81,879		93,454		346,648
Net earnings attributable to Checkpoint Systems, Inc.	3,018	(6)	8,737	(7)	8,343	(8)	7,632	(9)	27,730
Net earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ .08		$ .22		$ .21		$ .19		$ .69
Diluted	$ .08		$ .22		$ .21		$ .19		$ .69

QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third		Fourth		Year
	As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K
2011
Net revenues	$ 181,886		$ 216,810		$ 215,049		$ 251,598		$ 865,343
Gross profit	70,085		84,984		81,088		96,693		332,850
Net (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc.	(8,222)	(1)	10,174	(2)	(47,593)	(3)	(13,414)	(4)	(59,055)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(8,695)	(1)	9,842	(2)	(48,662)	(3)	(19,054)	(5)	(66,569)
Net (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.21)		$ .25		$ (1.17)		$ (.33)		$ (1.46)
Diluted	$ (.21)		$ .25		$ (1.17)		$ (.33)		$ (1.46)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ (.22)		$ .24		$ (1.20)		$ (.47)		$ (1.64)
Diluted	$ (.22)		$ .24		$ (1.20)		$ (.47)		$ (1.64)

QUARTERS (unaudited)
	First		Second		Third		Fourth		Year
	As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K		As Revised in this Annual Report on Form 10-K
2010
Net revenues	$ 184,309		$ 204,977		$ 200,408		$ 231,984		$ 821,678
Gross profit	79,789		90,139		81,244		92,602		343,774
Net earnings from continuing operations attributable to Checkpoint Systems, Inc.	3,203	(6)	8,954	(7)	8,639	(8)	7,707	(9)	28,503
Net earnings attributable to Checkpoint Systems, Inc.	3,018	(6)	8,737	(7)	8,343	(8)	7,632	(9)	27,730
Net earnings from continuing operations attributable to Checkpoint Systems, Inc. per share:
Basic	$ .08		$ .22		$ .22		$ .19		$ .71
Diluted	$ .08		$ .22		$ .22		$ .19		$ .71
Net earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$ .08		$ .22		$ .21		$ .19		$ .69
Diluted	$ .08		$ .22		$ .21		$ .19		$ .69

(1)	Includes a $1.1 million restructuring charge (net of tax) and a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax).

(2)
Includes $2.0 million in acquisition costs (net of tax), a $1.1 million restructuring charge (net of tax), and a $38 thousand expense related to improper and fraudulent Canadian activities (net of tax).

(3)
Includes a $48.0 million valuation allowance adjustment, a $16.6 million restructuring charge (net of tax), a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax), and $2 thousand in acquisition costs (net of tax).

(4)
Includes a $7.0 million restructuring charge (net of tax), a $1.0 million change in indefinite reversal assertion, a $0.9 million litigation settlement (net of tax), a $0.6 million income related to improper and fraudulent Canadian activities (net of tax), a $0.4 million intangible impairment (net of tax), a $0.3 million reduction in valuation allowance, and a $0.1 million in acquisition costs (net of tax).

(5)
Includes a $7.0 million restructuring charge (net of tax), a $3.2 million intangible impairment (net of tax), a $3.1 million goodwill impairment (net of tax), $1.0 million change in indefinite reversal assertion, a $0.9 million litigation settlement (net of tax), a $0.6 million income related to improper and fraudulent Canadian activities (net of tax), a $0.3 million reduction in valuation allowance, and $0.1 million in acquisition costs (net of tax).

(6)	Includes a $0.5 million restructuring charge (net of tax) and a $0.4 million expense related to improper and fraudulent Canadian activities (net of tax).

(7)	Includes a $0.9 million restructuring charge (net of tax) and a $0.4 million expense related to improper and fraudulent Canadian activities (net of tax).

(8)
Includes a $4.3 million valuation allowance adjustment, a $0.6 million restructuring charge (net of tax), and a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax).

(9)
Includes a $4.2 million restructuring charge (net of tax). Also includes a $1.7 million tax charge, a $0.8 million selling, general and administrative charge (net of tax) related to adjustments to acquisition related liabilities pertaining to the period prior to the acquisition date, and a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of December 25, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 25, 2011 as a result of the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” In connection with this assessment, management identified the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls to prevent or detect management override of controls at certain foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting.

As a result of this control deficiency, we failed to detect on a timely basis fraudulent misappropriation of company funds, which contributed to the revision of the annual financial statements for 2010 and 2009 and the interim financial information for 2011 and 2010.  The impacted accounts were cash, accounts receivable and inventory as well as income taxes and non-income taxes payable and operating expenses.

Additionally, this control deficiency could result in misstatements of the aforementioned accounts or other accounts that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  as of December 25, 2011.

The scope of management’s assessment of internal control over financial reporting as of December 25, 2011 excluded the Shore to Shore business, which we acquired in a purchase business combination in May 2011. The Shore to Shore business' total assets and total revenues represent 9.8% or $102.9 million and 4.1% or $35.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 25, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under “Item 8. Financial Statements and Supplementary Data.”

Plan for Remediation of the Material Weakness

The fraudulent misappropriation of funds was identified during the process of consolidating our Canadian accounting function into our North American shared service center in November 2011. During 2010 and through the third quarter of 2011, the Company consolidated other foreign subsidiary accounting functions to our shared service center environment which we believe provides significantly improved control over accounting and finance operations and limits the risk of management override of controls. Although this action has improved controls over certain foreign subsidiaries, additional actions are required to remediate the material weakness described above and to enhance our internal control over financial reporting.

Management intends to increase the frequency and scope of our program of detailed reviews of financial transactions and reconciliations at all of our subsidiaries based on a formal, rotational review program to be conducted by qualified individuals including internal audit personnel. Management has begun to adopt these measures and expects that the remediation of the material weakness will be completed in 2012.

Based on additional analysis and other post-closing procedures designed to ensure that the company’s consolidated financial statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Management has implemented changes as described above in the Company’s internal control over financial reporting during the quarter ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401 of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2012, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2012, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to Regulation S-K Item 407 (e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2012, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2012, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 31, 2012, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following Consolidated Financial Statements of Checkpoint Systems, Inc. were included in Item 8
	Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010	50
	Consolidated Statements of Operations for each of the years in the three-year period ended December 25, 2011	51
	Consolidated Statements of Equity for each of the years in the three-year period ended December 25, 2011	52
	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 25, 2011	53
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 25, 2011	54
	Notes to Consolidated Financial Statements	55-98

2.	The following Consolidated Financial Statements schedules of Checkpoint Systems, Inc. are included Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania, on March 2, 2012.

CHECKPOINT SYSTEMS, INC.

/s/ Robert P. van der Merwe
Chairman of the Board of Directors,
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Robert P. van der Merwe	Chairman of the Board of Directors, President and Chief Executive Officer	March 2, 2012

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	March 2, 2012

/s/ William S. Antle, III	Director	March 2, 2012

/s/ George Babich, Jr.	Director	March 2, 2012

/s/ Harald Einsmann	Director	March 2, 2012

/s/ R. Keith Elliott	Director	March 2, 2012

/s/ Julie S. England	Director	March 2, 2012

/s/ Jack W. Partridge	Director	March 2, 2012

/s/ Sally Pearson	Director	March 2, 2012

/s/ Robert N. Wildrick	Director	March 2, 2012

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Item 14(a), Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference Item 5.03, Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2010.

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

Exhibit 10.1(1)	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant’s Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item(a), Exhibit 10(c) of the Registrant’s 1994 Form 10-K.

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

Exhibit 10.4(1)	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.5(1)	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.6(1)	Employment Agreement with John R. Van Zile is Incorporated by reference to Item 6(a), Exhibit 10.7 of the Registrant’s Form 10-Q filed on May 13, 2004.

Exhibit 10.7(1)
Employment Agreement by and between Robert P. van der Merwe and Checkpoint Systems, Inc. dated December 27, 2007 is incorporated by reference to Registrant’s Form 10-K for 2007 filed with the SEC on February 28, 2008.

Exhibit 10.8(1)
First Amendment to Employment Agreement by and between Robert P. van der Merwe and Checkpoint Systems, Inc. dated March 17, 2010 is incorporated by reference to Registrant’s Form 8-K, filed with the SEC on March 22, 2010.

Exhibit 10.9(1)	Employment Agreement by and between S. James Wrigley and Checkpoint Systems, Inc. dated March 11, 2011 is incorporated by reference to Registrant’s Form 10-Q, filed with the SEC on May 4, 2010.

Exhibit 10.10(1)
Amended and Restated Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix A to Checkpoint System, Inc.’s definitive proxy statement for the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 27, 2009 and as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2009.

Exhibit 10.11(1)
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan is hereby incorporated by reference from Appendix A to Checkpoint Systems, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 26, 2010 and as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 8, 2010.

Exhibit 10.12
First Amendment to Credit Agreement dated February 17, 2012, among the Company, Checkpoint Manufacturing Japan Co., Ltd., and CP International Systems C.V., as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania, as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Item 1.01, Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2012.

Exhibit 10.13
First Amendment to Note Purchase and Private Shelf with Prudential Investment Management, Inc. (“Prudential”) and certain Prudential affiliates, dated as of February 17, 2012 is hereby incorporated by reference to Item 1.01, Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2012.

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.(2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.(2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.(2)

(1)	Management contract or compensatory plan or arrangement.

(2)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as may be expressly set forth by specific reference in such filings.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Balance at End of Year
2011	$ 10,927	$ 435	$ 3,272	$ (2,007)	$ 12,627
2010 (As Revised)	$ 14,826	$ —	$ 98	$ (3,997)	$ 10,927
2009 (As Revised)	$ 18,528	$ 370	$ (541)	$ (3,531)	$ 14,826

Schedule II - Deferred Tax Valuation Allowance

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Allowance Recorded on Current Year Losses	Change in Valuation Allowance	Release of Allowance on Losses Expired or Revalued	Balance at End of Year
2011	$ 37,808	$ 193	$ 16,119	$ 47,684	$ 344	$ 102,148
2010	$ 32,739	$ —	$ 5,315	$ —	$ (246)	$ 37,808
2009	$ 22,717	$ —	$ 4,104	$ 3,514	$ 2,404	$ 32,739