Form 10-Q
period 2012-03-25
CHECKPOINT SYSTEMS INC
filed 2012-05-03
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 26, 2012, there were 40,421,056 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)
	March 25, 2012	December 25, 2011*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 93,304	$ 93,481
Restricted cash	268	291
Accounts receivable, net of allowance of $13,983 and $12,627	166,819	208,889
Inventories	133,820	130,987
Other current assets	49,118	44,548
Deferred income taxes	7,820	7,720
Assets of discontinued operations held for sale	6,202	6,320
Total Current Assets	457,351	492,236
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,925	1,920
PROPERTY, PLANT, AND EQUIPMENT, net	130,062	132,161
GOODWILL	289,979	286,103
OTHER INTANGIBLES, net	82,295	84,557
DEFERRED INCOME TAXES	27,713	27,241
OTHER ASSETS	17,842	20,263
TOTAL ASSETS	$ 1,007,167	$ 1,044,481

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$ 51,703	$ 21,778
Accounts payable	49,488	68,886
Accrued compensation and related taxes	28,962	27,620
Other accrued expenses	62,636	58,242
Income taxes	—	4,080
Unearned revenues	15,089	22,142
Restructuring reserve	12,142	17,612
Accrued pensions — current	4,530	4,453
Other current liabilities	27,761	32,867
Liabilities of discontinued operations held for sale	1,940	1,440
Total Current Liabilities	254,251	259,120
LONG-TERM DEBT, LESS CURRENT MATURITIES	93,871	128,684
ACCRUED PENSIONS	79,946	78,815
OTHER LONG-TERM LIABILITIES	35,879	29,894
DEFERRED INCOME TAXES	19,158	18,628
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,434,255 and 44,241,105 shares	4,443	4,424
Additional capital	420,581	418,211
Retained earnings	153,277	164,268
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	16,322	12,741
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	523,103	528,124
NON-CONTROLLING INTERESTS	959	1,216
TOTAL EQUITY	524,062	529,340
TOTAL LIABILITIES AND EQUITY	$ 1,007,167	$ 1,044,481

* Derived from the Company’s audited Consolidated Financial Statements at December 25, 2011.
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(amounts in thousands, except per share data)
Quarter ended	March 25, 2012	March 27, 2011
		(As Revised)
Net revenues	$ 162,297	$ 181,886
Cost of revenues	105,940	111,801
Gross profit	56,357	70,085
Selling, general, and administrative expenses	68,975	72,297
Research and development	4,546	4,789
Restructuring expenses	1,718	1,597
Acquisition costs	14	186
Other expense	745	247
Operating loss	(19,641)	(9,031)
Interest income	500	966
Interest expense	1,935	1,642
Other gain (loss), net	(150)	110
Loss from continuing operations before income taxes	(21,226)	(9,597)
Income taxes benefit	(10,276)	(1,375)
Net loss from continuing operations	(10,950)	(8,222)
Loss from discontinued operations, net of tax benefit of $0 and $254	(320)	(473)
Net loss	(11,270)	(8,695)
Less: loss attributable to non-controlling interests	(279)	—
Net loss attributable to Checkpoint Systems, Inc.	$ (10,991)	$ (8,695)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$ (0.26)	$ (0.21)
Loss from discontinued operations, net of tax	(0.01)	(0.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$ (0.27)	$ (0.22)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$ (0.26)	$ (0.21)
Loss from discontinued operations, net of tax	(0.01)	(0.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$ (0.27)	$ (0.22)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
		(As Revised)
Net loss	$ (11,270)	$ (8,695)
Amortization of pension plan actuarial losses (gains), net of tax	71	(256)
Change in realized and unrealized losses on derivative hedges, net of tax	(592)	(1,819)
Foreign currency translation adjustment	4,124	18,520
Comprehensive (loss) income	(7,667)	7,750
Less: comprehensive loss attributable to non-controlling interests	(257)	—
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$ (7,410)	$ 7,750

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)
	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional	Retained	Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Interests	Equity
Balance, December 26, 2010 (As Revised)	43,843	$ 4,384	$ 407,383	$ 230,837	4,036	$ (71,520)	$ 10,470	$ —	$ 581,554
Net loss				(66,569)				(57)	(66,626)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit on stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment							3,540	2	3,542
Balance, December 25, 2011	44,241	$ 4,424	$ 418,211	$ 164,268	4,036	$ (71,520)	$ 12,741	$ 1,216	$ 529,340
Net loss				(10,991)				(279)	(11,270)
Exercise of stock-based compensation and awards released	193	19	502						521
Tax benefit on stock-based compensation			(186)						(186)
Stock-based compensation expense			1,867						1,867
Deferred compensation plan			187						187
Amortization of pension plan actuarial losses, net of tax							71		71
Change in realized and unrealized gains on derivative hedges, net of tax							(592)		(592)
Foreign currency translation adjustment							4,102	22	4,124
Balance, March 25, 2012	44,434	$ 4,443	$ 420,581	$ 153,277	4,036	$ (71,520)	$ 16,322	$ 959	$ 524,062

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
		(As Revised)
Cash flows from operating activities:
Net loss	$ (11,270)	$ (8,695)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,580	8,361
Deferred taxes	(434)	330
Stock-based compensation	1,867	2,827
Provision for losses on accounts receivable	1,390	17
Excess tax benefit on stock compensation	73	(532)
(Gain) loss on disposal of fixed assets	(68)	42
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	44,636	16,779
Inventories	(2,968)	(10,430)
Other current assets	(3,950)	(2,194)
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(20,437)	(1,593)
Income taxes	(3,594)	(3,171)
Unearned revenues	(1,728)	7,919
Restructuring reserve	(5,658)	278
Other current and accrued liabilities	89	2,209
Net cash provided by operating activities	6,528	12,147
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,365)	(4,335)
Change in restricted cash	25	(243)
Other investing activities	288	2
Net cash used in investing activities	(5,052)	(4,576)
Cash flows from financing activities:
Proceeds from stock issuances	521	1,222
Excess tax benefit on stock compensation	(73)	532
Proceeds from short-term debt	2,837	—
Payment of short-term debt	(2,613)	(337)
Net change in factoring and bank overdrafts	(633)	(691)
Proceeds from long-term debt	2,000	4,118
Payment of long-term debt	(5,321)	(3,183)
Net cash (used in) provided by financing activities	(3,282)	1,661
Effect of foreign currency rate fluctuations on cash and cash equivalents	1,629	6,746
Net (decrease) increase in cash and cash equivalents	(177)	15,978
Cash and cash equivalents:
Beginning of period	93,481	172,473
End of period	$ 93,304	$ 188,451

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Revision of Previously Issued Consolidated Financial Statements

Checkpoint Systems, Inc. (the "Company") is revising herein its historical financial statements for the three months ended March 27, 2011. As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, the revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary. The Company assessed the impact of these errors on its prior interim financial statements and concluded that these errors were not material, individually or in the aggregate to those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the prior year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised.

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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million of this amount was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense (income) in the Consolidated Statements of Operations. We anticipate filing a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss.

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

In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Quarterly Report on Form 10-Q.

The following tables summarize the effects of the adjustments on basic (loss) earnings per share, diluted (loss) earnings per share, operating (loss) income, income taxes, (loss) earnings from continuing operations before income taxes, and net (loss) earnings attributable to Checkpoint Systems, Inc. for the three months ended March 27, 2011.

	March 27,2011
(Loss) earnings attributable to Checkpoint Systems, Inc. per share	Basic EPS	Diluted EPS
As Previously Reported	$ (0.23)	$ (0.23)
Revision Adjustments:
Canada Adjustments	0.02	0.02
As Revised for Revision Adjustments	$ (0.21)	$ (0.21)
Discontinued Operations Adjustments	(0.01)	(0.01)
As Revised in this Quarterly Report on Form 10-Q	$ (0.22)	$ (0.22)

	Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.	(Loss) Income from Continuing Operations Before Income Taxes
(amounts in thousands)	Mar. 27, 2011	Mar. 27, 2011
As Previously Reported	$ (9,311)	$ (11,147)
Revision Adjustments:
Canada Adjustments	616	823
As Revised for Revision Adjustments	$ (8,695)	$ (10,324)
Discontinued Operations Adjustments	—	727
As Revised in this Quarterly Report on Form 10-Q	$ (8,695)	$ (9,597)

	Income Tax (Benefit) Expense	Operating (Loss) Income
(amounts in thousands)	Mar. 27, 2011	Mar. 27, 2011
As Previously Reported	$ (1,836)	$ (10,581)
Revision Adjustments:
Canada Adjustments	207	823
As Revised for Revision Adjustments	$ (1,629)	$ (9,758)
Discontinued Operations Adjustments	254	727
As Revised in this Quarterly Report on Form 10-Q	$ (1,375)	$ (9,031)

Comparison of revised financial statements to financial statements as originally reported

The following tables compare our previously reported Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income, and Cash Flows for the three months ended March 27, 2011 to the corresponding financial statements for those years As Revised.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)	March 27, 2011
Quarter ended	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Quarterly Report on Form 10-Q
Net revenues	$ 184,673	$ 184,673	$ 181,886
Cost of revenues	114,299	114,299	111,801
Gross profit	70,374	70,374	70,085
Selling, general, and administrative expenses	74,569	73,499	72,297
Research and development	4,789	4,789	4,789
Restructuring expenses	1,597	1,597	1,597
Acquisition costs	—	—	186
Other expense	—	247	247
Operating loss	(10,581)	(9,758)	(9,031)
Interest income	966	966	966
Interest expense	1,642	1,642	1,642
Other gain (loss), net	110	110	110
Loss from continuing operations before income taxes	(11,147)	(10,324)	(9,597)
Income taxes benefit	(1,836)	(1,629)	(1,375)
Net loss from continuing operations	(9,311)	(8,695)	(8,222)
Loss from discontinued operations, net of tax benefit of $0, $0, and $254	—	—	(473)
Net loss	(9,311)	(8,695)	(8,695)
Less: loss attributable to non-controlling interests	—	—	—
Net loss attributable to Checkpoint Systems, Inc.	$ (9,311)	$ (8,695)	$ (8,695)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$ (0.23)	$ (0.21)	$ (0.21)
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$ (0.23)	$ (0.21)	$ (0.22)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$ (0.23)	$ (0.21)	$ (0.21)
Loss from discontinued operations, net of tax	$ —	$ —	$ (0.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$ (0.23)	$ (0.21)	$ (0.22)

The As Revised in this Quarterly Report on Form 10-Q amounts include a reclassification of selling, general and administrative expenses to acquisition costs in order to conform to current period presentation. These amounts also include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 14 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)	March 27, 2011
Quarter ended	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Net loss	$ (9,311)	$ (8,695)
Amortization of pension plan actuarial gains, net of tax	(256)	(256)
Change in realized and unrealized losses on derivative hedges, net of tax	(1,819)	(1,819)
Foreign currency translation adjustment	18,595	18,520
Comprehensive income	7,209	7,750
Less: comprehensive loss attributable to non-controlling interests	—	—
Comprehensive income attributable to Checkpoint Systems, Inc.	$ 7,209	$ 7,750

There is no discontinued operations impact on the presentation of the As Revised in this Quarterly Report on Form 10-Q amounts.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	March 27,2011
Quarter ended	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net loss	$ (9,311)	$ (8,695)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,361	8,361
Deferred taxes	123	330
Stock-based compensation	2,827	2,827
Provision for losses on accounts receivable	17	17
Excess tax benefit on stock compensation	(532)	(532)
Loss on disposal of fixed assets	42	42
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	16,656	16,779
Inventories	(10,316)	(10,430)
Other current assets	(2,078)	(2,194)
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(1,369)	(1,593)
Income taxes	(3,532)	(3,171)
Unearned revenues	7,919	7,919
Restructuring reserve	278	278
Other current and accrued liabilities	1,898	2,209
Net cash provided by operating activities	10,983	12,147
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(4,335)	(4,335)
Change in restricted cash	(243)	(243)
Other investing activities	2	2
Net cash used in investing activities	(4,576)	(4,576)
Cash flows from financing activities:
Proceeds from stock issuances	1,222	1,222
Excess tax benefit on stock compensation	532	532
Proceeds from short-term debt	—	—
Payment of short-term debt	(337)	(337)
Net change in factoring and bank overdrafts	(691)	(691)
Proceeds from long-term debt	4,118	4,118
Payment of long-term debt	(3,183)	(3,183)
Net cash provided by financing activities	1,661	1,661
Effect of foreign currency rate fluctuations on cash and cash equivalents	6,776	6,746
Net increase in cash and cash equivalents	14,844	15,978
Cash and cash equivalents:
Beginning of period	173,802	172,473
End of period	$ 188,646	$ 188,451

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 25, 2011 for the most recent disclosure of the Company’s accounting policies.

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 25, 2012 and December 25, 2011 and our results of operations for the thirteen weeks ended March 25, 2012 and March 27, 2011 and changes in cash flows for the thirteen weeks ended March 25, 2012 and March 27, 2011. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of March 25, 2012, the unused portion of a grant from the Chinese government of $0.3 million (RMB 1.7 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of March 25, 2012 and December 25, 2011 were $22.3 million and $21.4 million, respectively. As of March 25, 2012, $18.1 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $4.2 million and $6.0 million as of March 25, 2012 and December 25, 2011, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of March 25, 2012 and December 25, 2011 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three months ended March 25, 2012.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Quarter ended	March 25, 2012
Balance at beginning of year	$ 5,857
Accruals for warranties issued, net	1,208
Settlements made	(1,230)
Foreign currency translation adjustment	52
Balance at end of period	$ 5,887

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively to transactions or modifications of existing transactions that occur on or after December 26, 2011. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 25, 2012. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

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

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)
	March 25, 2012	December 25, 2011
Raw materials	$ 24,059	$ 28,128
Work-in-process	7,514	10,481
Finished goods	102,247	92,378
Total	$ 133,820	$ 130,987

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $82.3 million and $84.6 million as of March 25, 2012 and December 25, 2011, respectively.

The following table reflects the components of intangible assets as of March 25, 2012 and December 25, 2011:

(amounts in thousands)
		March 25, 2012		December 25, 2011
	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$ 82,023	$ 45,936	$ 81,348	$ 43,945
Trade name	1 to 30	30,518	18,701	30,007	18,237
Patents, license agreements	3 to 14	60,821	48,928	60,249	47,704
Other	2 to 6	7,173	6,185	7,160	5,830
Total amortized finite-lived intangible assets		180,535	119,750	178,764	115,716

Indefinite-lived intangible assets:
Trade name		21,510	—	21,509	—
Total identifiable intangible assets		$ 202,045	$ 119,750	$ 200,273	$ 115,716

Amortization expense for the three months ended March 25, 2012 and March 27, 2011 was $2.7 million and $2.4 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2012	$ 10,516
2013	$ 8,796
2014	$ 8,301
2015	$ 8,145
2016	$ 7,881

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)
	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 26, 2010	$ 165,324	$ 3,915	$ 62,086	$ 231,325
Acquired during the year	—	58,008	—	58,008
Discontinued operations	(3,782)	—	—	(3,782)
Translation adjustments	269	661	(378)	552
Balance as of December 25, 2011	$ 161,811	$ 62,584	$ 61,708	$ 286,103
Purchase accounting adjustment	—	1,668	—	1,668
Translation adjustments	1,026	93	1,089	2,208
Balance as of March 25, 2012	$ 162,837	$ 64,345	$ 62,797	$ 289,979

The following table reflects the components of goodwill as of March 25, 2012 and December 25, 2011:

(amounts in thousands)
	March 25, 2012			December 25, 2011
	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$ 213,000	$ 50,163	$ 162,837	$ 213,836	$ 52,025	$ 161,811
Apparel Labeling Solutions	83,553	19,208	64,345	81,662	19,078	62,584
Retail Merchandising Solutions	134,126	71,329	62,797	130,640	68,932	61,708
Total goodwill	$ 430,679	$ 140,700	$ 289,979	$ 426,138	$ 140,035	$ 286,103

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

The purchase price includes a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently entering an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance and given that such results are clearly and directly linked to the acquisition consideration and objectively determinable, we will adjust the purchase price when we receive this information. Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $14 thousand and $0.2 million for the three months ended March 25, 2012 and March 27, 2011, respectively.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheet as of March 25, 2012 and December 25, 2011, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the three months ended March 25, 2012. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

At March 25, 2012, the financial statements reflected the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This preliminary allocation resulted in acquired goodwill of $59.7 million and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The Company continues to evaluate certain assets and liabilities related to this business combination. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known during the remainder of the measurement period. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. Also, the allocation of the purchase price remains open for quantification of acquired income and non-income based tax exposures, certain information related to deferred income taxes, and finalization of the 2010 performance payment amount due. The measurement period is expected to be completed by May of 2012. The tax deductible portion of the acquired goodwill will also be determined during the measurement period. The results from the acquisition for the three months ended March 25, 2012 are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements (revenues of $9.7 million and a net loss of $0.2 million).

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

Our Apparel Labeling Solutions segment is composed of one reporting unit. The fair value of this reporting unit exceeded its respective carrying value as of the date of the most recent impairment test by approximately 18%. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. In addition, the discount rate used in determining the discounted cash flows for this reporting unit was lower than that used for reporting units in other segments due to the lower risk associated with these low growth rates. However, a 16% decline in operating results, or a 300 basis point increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. Our first quarter of 2012 experienced a decline in operating results as compared to the forecasted amounts in the most recent impairment test.  While we believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in this segment.

Our Retail Merchandising Solutions segment is composed of three reporting units. The fair value of one of the three reporting units exceeded its respective carrying value as of the date of the most recent impairment test by approximately 13%. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. In addition, the discount rate used in determining the discounted cash flows for this reporting unit was lower than that used for reporting units in other segments due to the lower risk associated with these low growth rates. However, a 15% decline in operating results, or a 300 basis point increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. All other reporting units within the Retail Merchandising segment exceed their respective carrying value by more than 35%. Our first quarter of 2012 experienced a decline in operating results as compared to the forecasted amounts in the most recent impairment test. While we believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in this segment.

For the year ended December 25, 2011, we classified our Banking Security Systems Integration business unit as held for sale.  The Banking Security Systems Integration business unit had recorded goodwill of $3.8 million related to a series of three acquisitions completed during 2007 and 2008.  As a result of the conclusion to report the business as held for sale, we tested the goodwill of the disposal group and determined that there was a $3.4 million impairment charge.  We also recorded an impairment of definite-lived customer relationships of $2.8 million as a result of our decision to sell the Banking Security Systems Integration business unit.  The impairment charges were recorded in discontinued operations on the Consolidated Statement of Operations during the fourth quarter ended December 25, 2011.

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt at March 25, 2012 and at December 25, 2011 consisted of the following:

(amounts in thousands)	March 25, 2012	December 25, 2011
Overdraft	$ 542	$ 405
Full-recourse factoring liabilities	8,251	8,809
Term loans	10,775	9,125
Other short-term borrowings	1,034	2,529
Current portion of long-term debt	31,101	910
Total short-term borrowings and current portion of long-term debt	$ 51,703	$ 21,778

In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft, import line and import cash line. As of March 25, 2012, $2.7 million and $0.1 million were outstanding on the term loan and import cash line, respectively.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of March 25, 2012, the interest rate was 3.8%. As of March 25, 2012, our short-term full-recourse factoring arrangement equaled $8.3 million (€6.2 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Long-Term Debt

Long-term debt as of March 25, 2012 and December 25, 2011 consisted of the following:

(amounts in thousands)
	March 25, 2012	December 25, 2011
Senior secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$ 48,085	$ 52,248
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,246	1,333
Other capital leases with maturities through 2016	641	1,013
Total	124,972	129,594
Less current portion	31,101	910
Total long-term portion	$ 93,871	$ 128,684

Senior Secured Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of March 25, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of March 25, 2012. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of March 25, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment.  Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes.

Debt Covenant Compliance

As of March 25, 2012, we were in compliance with all of our debt covenants related to our Senior Secured Credit Facility and Senior Secured Notes (debt agreements). We are required to be compliant with a leverage ratio and a fixed charge coverage ratio (as defined in our respective agreements) at quarterly measurement periods.  On February 17, 2012, we received an amendment to our debt agreements which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received this amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

In the absence of a waiver to debt covenants associated with, or further amendment to our debt agreements, we expect to pay down approximately $30.5 million in order to remain compliant with our leverage covenant as of June 24, 2012. We have both the ability and intention to make these payments if required. Our cash balance at March 25, 2012 is $93.3 million. Management has concluded that it is not probable that our leverage covenant will be violated at quarterly measurement periods twelve months from March 25, 2012.  Therefore, we have classified $30.5 million of our Senior Secured Credit Facility to current portion of long-term debt on our Consolidated Balance Sheet as of March 25, 2012.

We currently project that we will be in violation of the fixed charge coverage ratio for the fiscal quarter ended June 24, 2012; however, we expect to be compliant with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012. Management is in the process of negotiating with our lenders in order to obtain covenant relief for the period ended June 24, 2012.  Such relief may reduce the need to pay down debt in order to comply with our leverage covenant.  There can be no assurance, however, that the Company’s lenders will agree to such covenant compliance and if the Company is not able to secure such relief, then an Event of Default could arise under the terms of our debt agreements. Such an Event of Default could have a material adverse effect on the Company’s financial condition as we would not be able to pay down the full defaulted debt. If an Event of Default occurs, the lenders in the Company’s Bank Facility could begin exercising various creditor rights which could threaten the Company’s ability to continue to operate its business.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of March 25, 2012 the factoring arrangements had a balance of $1.2 million (€0.9 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.8 million (€0.6 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 25, 2012 and March 27, 2011 was $1.8 million and $2.8 million ($1.7 million and $2.0 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.6 million and $1.0 million for the three months ended March 25, 2012 and March 27, 2011, respectively.

Stock Options

Option activity under the principal option plans as of March 25, 2012 and changes during the three months ended March 25, 2012 were as follows:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2011	2,600,805	$ 19.54	4.39	$ 512
Granted	410,270	11.95
Exercised	(27,926)	8.88
Forfeited or expired	(70,338)	15.36
Outstanding at March 25, 2012	2,912,811	$ 18.67	5.01	$ 429
Vested and expected to vest at March 25, 2012	2,814,373	$ 18.86	4.86	$ 429
Exercisable at March 25, 2012	2,277,838	$ 19.68	3.92	$ 429

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 25, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 25, 2012 and March 27, 2011 was $0.1 million and $0.9 million, respectively.

As of March 25, 2012, $2.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

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

Quarter ended	March 25, 2012	March 27, 2011
Weighted-average fair value of grants	$ 5.39	$ 10.17
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	51.83%	49.82%
Expected life (in years)	5.06	4.96
Risk-free interest rate	0.893%	2.257%

Restricted Stock Units

Nonvested service based restricted stock units as of March 25, 2012 and changes during the three months ended March 25, 2012 were as follows:
	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 25, 2011	617,672	0.79	$ 21.29
Granted	145,020		$ 11.94
Vested	(130,709)		$ 12.21
Forfeited	(7,536)		$ 20.64
Nonvested at March 25, 2012	624,447	1.30	$ 21.03
Vested and expected to vest at March 25, 2012	568,321	1.21
Vested at March 25, 2012	1,575	—

The total fair value of restricted stock awards vested during the first three months of 2012 was $1.6 million as compared to $3.2 million in the first three months of 2011. As of March 25, 2012, there was $4.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest one-third each year over three years from the date of grant. The total amount accrued related to the plan equaled $0.3 million at March 25, 2012, of which $0.2 million was expensed for the three months ended March 25, 2012. The total amount accrued related to the plan equaled $0.1 million at March 27, 2011, of which $0.1 million was expensed for the three months ended March 27, 2011. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the three months ended March 25, 2012 and March 27, 2011 were as follows:

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
Interest	$ 2,536	$ 2,234
Income tax payments	$ 1,509	$ 2,164

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted-average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)
Quarter ended	March 25, 2012	March 27, 2011
		(As Revised)
Basic loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$ (10,671)	$ (8,222)

Diluted loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$ (10,671)	$ (8,222)

Shares:
Weighted-average number of common shares outstanding	40,285	39,896
Shares issuable under deferred compensation agreements	527	435
Basic weighted-average number of common shares outstanding	40,812	40,331
Common shares assumed upon exercise of stock options and awards	—	—
Shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	40,812	40,331

Basic loss attributable to Checkpoint Systems, Inc. per share
Loss from continuing operations	$ (.26)	$ (.21)
Loss from discontinued operations, net of tax	(.01)	(.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$ (.27)	$ (.22)

Diluted loss attributable to Checkpoint Systems, Inc. per share
Loss from continuing operations	$ (.26)	$ (.21)
Loss from discontinued operations, net of tax	(.01)	(.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$ (.27)	$ (.22)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three month periods ended March 25, 2012 and March 27, 2011 were as follows:

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,710(1)	1,936(2)

(1)
Adjustments for stock options and awards of 117 shares and deferred compensation arrangements of 5 shares were anti-dilutive in the first three months of 2012 and therefore excluded from the earnings per share calculation due to our net loss for the quarter.

(2)
Adjustments for stock options and awards of 564 shares and deferred compensation arrangements of 3 shares were anti-dilutive in the first three months of 2011 and therefore excluded from the earnings per share calculation due to our net loss for the quarter.

Note 8. INCOME TAXES

The effective tax rate for the thirteen weeks ended March 25, 2012 was 48.4% as compared to 14.3% for the thirteen weeks ended March 27, 2011. The increase in the first quarter 2012 tax rate was due to the valuation allowance position in the United States and the mix of income between subsidiaries.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At March 25, 2012 and December 25, 2011, we had net deferred tax assets of $11.7 million and $11.7 million, respectively.

During the quarter ended September 25, 2011 a valuation allowance in the amount of $48.0 million was established related to all components of the domestic net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized. This charge was primarily a result of the trend of significant domestic losses experienced by the Company in recent years.

Included in the $49.1 million of other current assets is the Company’s current income tax receivable of $12.6 million. This amount represents estimated tax payments on account, net of refunds received in the amount of $2.3 million, and $10.3 million of tax benefit recorded on the Company’s year to date pretax loss.  Included in the $27.8 million of other current liabilities is the Company’s current deferred tax liability of $4.7 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was a $12.7 million and $13.2 million at March 25, 2012 and December 25, 2011, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the three months ended March 25, 2012 and March 27, 2011 we recognized interest and penalties expense of $0.2 million and $0.2 million, respectively, in the Statement of Operations. At March 25, 2012 and December 25, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.8 million and $4.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $2.4 million to $4.4 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2002 – 2009, Finland 2008 – 2009, Sweden 2007 – 2009, and France 2008 – 2010.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 25, 2012 and March 27, 2011 were as follows:

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
Service cost	$ 217	$ 237
Interest cost	986	1,081
Expected return on plan assets	10	38
Amortization of actuarial loss	57	12
Amortization of transition obligation	14	32
Amortization of prior service costs	1	1
Net periodic pension cost	$ 1,285	$ 1,401

We expect the cash requirements for funding the pension benefits to be approximately $4.8 million during fiscal 2012, including $1.5 million which was funded during the three months ended March 25, 2012.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 25, 2012 and December 25, 2011 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 25, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 5	$ —	$ 5	$ —
Foreign currency revenue forecast contracts	573	—	573	—
Total assets	$ 578	$ —	$ 578	$ —

Foreign currency forward exchange contracts	$ 33	$ —	$ 33	$ —
Foreign currency revenue forecast contracts	29	—	29	—
Total liabilities	$ 62	$ —	$ 62	$ —

(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$ 463	$ —	$ 463	$ —
Foreign currency revenue forecast contracts	1,120	—	1,120	—
Total assets	$ 1,583	$ —	$ 1,583	$ —

Foreign currency forward exchange contracts	$ 415	$ —	$ 415	$ —
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$ 415	$ —	$ 415	$ —

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the three months ended March 25, 2012:

(amounts in thousands)
March 25, 2012
Beginning balance, net of tax	$ 1,542
Changes in fair value gain, net of tax	(170)
Reclassification to earnings, net of tax	(422)
Ending balance, net of tax	$ 950

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 25, 2012 and December 25, 2011 are summarized in the following table:

(amounts in thousands)	March 25, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring) (1)
Senior secured credit facility	$ 48,085	$ 48,085	$ 52,248	$ 52,248
Senior secured notes	$ 75,000	$ 75,650	$ 75,000	$ 75,686

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 25, 2012 and December 25, 2011:

(amounts in thousands)	March 25, 2012				December 25, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$ 573	Other current liabilities	$ 29	Other current assets	$ 1,120	Other current liabilities	$ —
Total derivatives designated as hedging instruments		573		29		1,120		—

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	5	Other current liabilities	33	Other current assets	463	Other current liabilities	415
Total derivatives not designated as hedging instruments		5		33		463		415
Total derivatives		$ 578		$ 62		$ 1,583		$ 415

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended March 25, 2012 and March 27, 2011:

(amounts in thousands)	March 25, 2012				March 27, 2011
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net

Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$ (173)	Cost of sales	$ (391)	$ 76	$ (2,371)	Cost of sales	$ (218)	$ 19
Total designated cash flow hedges	$ (173)		$ (391)	$ 76	$ (2,371)		$ (218)	$ 19

(amounts in thousands)	March 25, 2012		March 27, 2011
Quarter ended	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$ 230	Other gain (loss), net	$ (338)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 25, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $9.6 million. The fair values of the forward exchange contracts were reflected as a $5 thousand asset and $33 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2012 to March 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 25, 2012, the fair value of these cash flow hedges were reflected as a $0.6 million asset and a $29 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $24.0 million (€17.6 million) and the unrealized loss recorded in other comprehensive income was $1.1 million (net of taxes of $19 thousand), of which $1.1 million (net of taxes of $19 thousand) is expected to be reclassified to earnings over the next twelve months. During the three months ended March 25, 2012, a $0.4 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $40 thousand of hedge ineffectiveness during the three months ended March 25, 2012.

Note 11. PROVISION FOR RESTRUCTURING

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives.  This plan was further expanded in the first quarter of 2012.  The expanded global plan including the Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $52 million to $59 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan.

Restructuring expense for the three months ended March 25, 2012 and March 27, 2011 was as follows:

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ 558	$ —
Other exit costs	721	—
SG&A Restructuring Plan
Severance and other employee-related charges	373	1,585
Other exit costs	66	32
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(9)
Other exit costs	—	(11)
Total	$ 1,718	$ 1,597

Restructuring accrual activity for the three months ended March 25, 2012 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 25, 2012
Global Restructuring Plan
Severance and other employee-related charges	$ 9,710	$ 689	$ (131)	$ (3,586)	$ 31	$ 6,713
Other exit costs(1)	—	721	—	(721)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	454	(81)	(2,360)	78	4,809
Other exit costs(2)	1,109	66	—	(638)	8	545
Manufacturing Restructuring Plan
Other exit costs	75	—	—	—	—	75
Total	$ 17,612	$ 1,930	$ (212)	$ (7,305)	$ 117	$ 12,142

(1)
During the first three months of 2012, there was a net charge to earnings of $0.7 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During the first three months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, and inventory and equipment moving costs, in connection with the restructuring plan.

Global Restructuring Plan

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012.  The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

As of March 25, 2012, the net charge to earnings of $1.3 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $33 million to $38 million, of which $20.7 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 918, of which 394 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of March 25, 2012, the net charge to earnings of $0.4 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $18.5 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 352 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the three months ended March 25, 2012, there was no charge to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of March 25, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

Note 12. CONTINGENT LIABILITIES AND SETTLEMENTS

We are involved in certain legal actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our Consolidated Results of Operations and/or Financial Condition, except as disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011 for which there have been no material changes.

Note 13. BUSINESS SEGMENTS

(amounts in thousands)
Quarter ended	March 25, 2012		March 27, 2011
			(As Revised)
Business segment net revenue:
Shrink Management Solutions	$ 106,106		$ 122,724
Apparel Labeling Solutions	40,399		41,360
Retail Merchandising Solutions	15,792		17,802
Total revenues	$ 162,297		$ 181,886
Business segment gross profit:
Shrink Management Solutions	$ 42,697		$ 47,529
Apparel Labeling Solutions	6,621		13,906
Retail Merchandising Solutions	7,039		8,650
Total gross profit	56,357		70,085
Operating expenses	75,998	(1)	79,116	(2)
Interest (expense) income, net	(1,435)		(676)
Other gain (loss), net	(150)		110
(Loss) earnings before income taxes	$ (21,226)		$ (9,597)

(1)	Includes a $1.7 million restructuring charge, a $0.7 million charge for forensic and legal fees associated with the improper and fraudulent Canadian activities, and a $14 thousand acquisition charge.
(2)	Includes a $1.6 million restructuring charge and a $0.2 million charge related to improper and fraudulent Canadian activities.

Note 14. DISCONTINUED OPERATIONS

We evaluate our businesses and product lines periodically for their strategic fit within our operations. Beginning in December of 2011, we began to actively market our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations.  The classification of this business as discontinued operations was determined to be a triggering event for testing impairment.  As a result of this impairment test, we determined that there was a $3.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $2.8 million impairment of customer relationship intangible assets.  These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the fourth quarter ended December 25, 2011.

The Company’s discontinued operations reflect the operating results for the disposal group.  The results for the three months ended March 25, 2012 and March 27, 2011 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	March 25, 2012		March 27, 2011

Net revenue	$ 3,700		$ 2,787
Gross profit	567		289
Selling, general, and administrative expense	887		1,016
Operating loss	(320)		(727)
Loss from discontinued operations before income taxes	(320)		(727)
Loss from discontinued operations, net of tax	$ (320)	(1)	$ (473)

(1)	As this business is located in the U.S. and a full valuation allowance is recorded in the U.S., there is no tax impact on the loss from discontinued operations.

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of March 25, 2012 and December 25, 2011 the classification was as follows:

(amounts in thousands)	March 25, 2012	December 25, 2011

Accounts receivable, net	$ 1,527	$ 1,519
Inventories	1,137	1,087
Property, plant, and equipment , net	18	11
Goodwill	370	370
Other intangibles, net	1,754	1,754
Other assets	1,396	1,579
Assets of discontinued operations held for sale	$ 6,202	$ 6,320

Accounts payable	$ 515	$ 551
Accrued compensation and related taxes	51	40
Other accrued expenses	827	599
Unearned revenues	537	169
Restructuring reserve	7	78
Other liabilities	3	3
Liabilities of discontinued operations held for sale	$ 1,940	$ 1,440

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Such risks, uncertainties and assumptions include, but are not limited, to the following: the impact upon operations of legal compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to integrate the Shore to Shore acquisition we acquired in the second quarter of 2011 and other prior acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting, including the ability to remediate the material weakness discovered during the year ended December 25, 2011; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 25, 2011, and our other Securities and Exchange Commission filings.

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

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012. In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives. This plan was further expanded in the first quarter of 2012. The expanded global plan including the Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees.  Total costs of the two plans are expected to approximate $52 million to $59 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $64 million to $70 million by 2013, with $45 million to $50 million in total anticipated savings for the Global Restructuring Plan and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan.

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

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, in December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million of this amount was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense (income) in the Consolidated Statements of Operations. We anticipate filing a claim in the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss.

All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised. In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Quarterly Report on Form 10-Q.

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of March 25, 2012. See Part I-Item 4: Controls and Procedures.

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011. There have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

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

Analysis of Statement of Operations

Thirteen Weeks Ended March 25, 2012 Compared to Thirteen Weeks Ended March 27, 2011

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	March 25, 2012 (Fiscal 2012)	March 27, 2011 (Fiscal 2011)	Fiscal 2012 vs. Fiscal 2011
		(As Revised)
Net revenues
Shrink Management Solutions	65.4%	67.5%	(13.5)%
Apparel Labeling Solutions	24.9	22.7	(2.3)
Retail Merchandising Solutions	9.7	9.8	(11.3)
Net revenues	100.0	100.0	(10.8)
Cost of revenues	65.3	61.5	(5.2)
Total gross profit	34.7	38.5	(19.6)
Selling, general, and administrative expenses	42.4	39.8	(4.6)
Research and development	2.8	2.6	(5.1)
Restructuring expenses	1.1	0.9	7.6
Acquisition costs	—	0.1	(92.5)
Other expense	0.5	0.1	201.6
Operating loss	(12.1)	(5.0)	117.5
Interest income	0.3	0.5	(48.2)
Interest expense	1.2	0.9	17.8
Other gain (loss), net	(0.1)	0.1	(236.4)
Loss from continuing operations before income taxes	(13.1)	(5.3)	121.2
Income taxes	(6.3)	(0.8)	647.3
Net loss from continuing operations	(6.8)	(4.5)	33.2
Loss from discontinued operations, net of tax	(0.2)	(0.3)	(32.3)
Net loss	(7.0)	(4.8)	29.6
Less: loss attributable to non-controlling interests	(0.2)	—	N/A
Net loss attributable to Checkpoint Systems, Inc.	(6.8)%	(4.8)%	26.4%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first quarter of 2012 compared to the first quarter of 2011 decreased $19.6 million, or 10.8%, from $181.9 million to $162.3 million. Foreign currency translation had a negative impact on revenues of approximately $2.6 million, or 1.4%, in the first quarter of 2012 as compared to the first quarter of 2011.

(amounts in millions)
Quarter ended	March 25, 2012 (Fiscal 2012)	March 27, 2011 (Fiscal 2011)	Dollar Amount Change Fiscal 2012 vs. Fiscal 2011	Percentage Change Fiscal 2012 vs. Fiscal 2011
		(As Revised)
Net Revenues:
Shrink Management Solutions	$ 106.1	$ 122.7	$ (16.6)	(13.5)%
Apparel Labeling Solutions	40.4	41.4	(1.0)	(2.3)
Retail Merchandising Solutions	15.8	17.8	(2.0)	(11.3)
Net Revenues	$ 162.3	$ 181.9	$ (19.6)	(10.8)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $16.6 million, or 13.5%, during the first quarter of 2012 compared to the first quarter of 2011. Foreign currency translation had a negative impact of approximately $1.6 million. The remaining decrease of $15.0 million in Shrink Management Solutions was due to declines in organic growth in Alpha®, EAS consumables, and CheckView®. These decreases were partially offset by an increase in EAS systems.

Alpha® revenues decreased in the first quarter of 2012 as compared to the first quarter of 2011 due to worsened market conditions in the U.S. as well as Europe for high theft prevention products during the first quarter of 2012. This factor was partially offset by a strong demand for Alpha® products in the International Americas and Asia.

The EAS consumables revenues decrease in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in Europe EAS label volumes with certain customers.

The CheckView® revenue decrease in the first quarter of 2012 as compared to the first quarter of 2011 was due to lower volume of installations and on-going services with existing customers. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been impacted, and may continue to be impacted by current economic trends.

The EAS systems revenues increase in the first quarter of 2012 as compared to the first quarter of 2011 was driven by growth in the U.S. and Asia resulting from the addition of new customers and also due to new product installations with existing customers. Historically, new store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our European based customers, who have increased their focus on margin improvement at existing stores.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $1.0 million, or 2.3%, in the first quarter of 2012 as compared to the first quarter of 2011. After considering the foreign currency translation negative impact of approximately $0.5 million, the remaining decrease of $0.5 million was due to a $10.2 million decline in organic revenues, primarily due to declines in sales volumes across all geographies. The weakness in these markets is broad based. A large portion of our Europe customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors that resulted in delays in peak season ordering. This decline in revenues was partially offset by $9.7 million in revenues from the acquisition of Shore to Shore on May 16, 2011.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $2.0 million, or 11.3%, in the first quarter of 2012 as compared to the first quarter of 2011. After considering the foreign currency translation negative impact of $0.5 million, the $1.5 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in 2012 due to the continued shifts in market demand for HLS products.

Gross Profit

During the first quarter of 2012, gross profit decreased $13.7 million, or 19.6%, from $70.1 million to $56.4 million. The negative impact of foreign currency translation on gross profit was approximately $0.8 million. Gross profit, as a percentage of net revenues, decreased from 38.5% to 34.7%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased from 38.7% in the first quarter of 2011 to 40.2% in the first quarter of 2012. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems and Alpha®. The growth in EAS Systems margin was due to increased volumes and product mix. The growth in Alpha® margins was due to the impact of customer price increases that were partially offset by increases in material costs. EAS Consumables margins offset the improvements in gross margin due to changes in product mix plus the temporary impact of the shutdown of Puerto Rico operations and capacity utilization in Asia.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 16.4% in the first quarter of 2012, from 33.6% in the first quarter of 2011. Recent actions to restructure and right size our manufacturing footprint contributed to a temporary reduction in gross margins, including an impact on inventory reserves. The impact of the Shore to Shore acquisition, and unfavorable manufacturing variances driven by excess capacity at certain facilities also contributed to the decline.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 44.6% in the first quarter of 2012 from 48.6% in the first quarter of 2011. The decrease in Retail Merchandising Solutions gross profit percentage was due to the impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in the first quarter of 2012 and lower margins in Retail Display Solutions (RDS) resulting primarily from customer and product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $3.3 million, or 4.6%, during the first quarter of 2012 compared to the first quarter of 2011. Foreign currency translation decreased SG&A expenses by approximately $0.9 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $5.9 million. The Shore to Shore acquisition increased SG&A expense by $2.6 million. Increases in bad debt expense and an increase in legal costs due primarily to litigation matters were partially offset by an incentive compensation adjustment.

Research and Development Expenses

Research and development (R&D) expenses were $4.5 million, or 2.8% of revenues, in the first quarter of 2012 and $4.8 million, or 2.6% of revenues in the first quarter of 2011.

Restructuring Expenses

Restructuring expenses were $1.7 million, or 1.1% of revenues in the first quarter of 2012 compared to $1.6 million or 0.9% of revenues in the first quarter of 2011.

Acquisition Costs

Acquisition Costs for the first quarter of 2012 were $14 thousand compared to $0.2 million for the first quarter in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million of expense in the first quarter of 2012 compared to $0.2 million of expense in the first quarter of 2011. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary. During the first quarter of 2012, these expenses represent legal and forensic costs incurred in connection with the Canada matter.

Interest Income and Interest Expense

Interest income for the first quarter of 2012 decreased $0.5 million from the comparable quarter in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during the first quarter of 2012 compared to the first quarter of 2011.

Interest expense for the first quarter of 2012 increased $0.3 million from the comparable quarter in 2011 due to the debt assumed from the Shore to Shore acquisition as well as higher interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.1 million in the first quarter of 2012 compared to a net gain of $0.1 million in the first quarter of 2011. The decrease was primarily due to a $0.1 million foreign exchange loss during the first quarter of 2012 compared to a $0.3 million foreign exchange loss offset by other income of $0.4 million during the first quarter of 2011.

Income Taxes

The effective tax rate for the first quarter of 2012 was 48.4% as compared to 14.3% for the first quarter of 2011. The increase in the first quarter 2012 tax rate was due to the valuation allowance position on domestic net deferred tax assets and mix of income between subsidiaries.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.3 million and $0.5 million in the first quarter of 2012 and 2011, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. were a loss of $11.0 million, or $0.27 per diluted share, during the first quarter of 2012 compared to a loss of $8.7 million, or $0.22 per diluted share, during the first quarter of 2011. The weighted-average number of shares used in the diluted earnings per share computation were 40.8 million and 40.3 million for the first quarters of 2012 and 2011, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2012 our focus will be on cost control, including restructuring, and working capital management. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions have the potential to put pressure on our covenants during 2012. We are addressing this risk by managing worldwide cash levels and obtaining debt covenant amendments to facilitate timely execution of our worldwide restructuring efforts.

As of March 25, 2012, we were in compliance with all of our debt covenants related to our Senior Secured Credit Facility and Senior Secured Notes (debt agreements). We are required to be compliant with a leverage ratio and a fixed charge coverage ratio (as defined in our respective agreements) at quarterly measurement periods. On February 17, 2012, we received an amendment to our debt agreements which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received this amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

In the absence of a waiver to debt covenants associated with, or further amendment to our debt agreements, we expect to pay down approximately $30.5 million in order to remain compliant with our leverage covenant as of June 24, 2012. We have both the ability and intention to make these payments if required. Our cash balance at March 25, 2012 is $93.3 million. Management has concluded that it is not probable that our leverage covenant will be violated at quarterly measurement periods twelve months from March 25, 2012. Therefore, we have classified $30.5 million of our Senior Secured Credit Facility to current portion of long-term debt on our Consolidated Balance Sheet as of March 25, 2012.

We currently project that we will be in violation of the fixed charge coverage ratio for the fiscal quarter ended June 24, 2012; however, we expect to be compliant with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012. Management is in the process of negotiating with our lenders in order to obtain covenant relief for the period ended June 24, 2012.  Such relief may reduce the need to pay down debt in order to comply with our leverage covenant.  There can be no assurance, however, that the Company’s lenders will agree to such covenant compliance and if the Company is not able to secure such relief, then an Event of Default could arise under the terms of our debt agreements. Such an Event of Default could have a material adverse effect on the Company’s financial condition as we would not be able to pay down the full defaulted debt. If an Event of Default occurs, the lenders in the Company’s Bank Facility could begin exercising various creditor rights which could threaten the Company’s ability to continue to operate its business.

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

As of March 25, 2012, our cash and cash equivalents were $93.3 million compared to $93.5 million as of December 25, 2011. Cash and cash equivalents changed in 2012 primarily due to $6.5 million of cash provided by operating activities, partially offset by $3.3 million of cash used in financing activities, $5.0 million of cash used in investing activities, and $1.6 million effect of foreign currency.

Cash provided by operating activities was $5.6 million lower during the first three months of 2012 compared to the first three months of 2011. In 2012 compared to 2011, our cash from operating activities was impacted negatively by a decrease in accounts payable, unearned revenues and restructuring reserve, which was partially offset by an increase in accounts receivable and a slower decline in inventories compared to 2011. Accounts payable decreased primarily due to decreased customer orders during the first three months of 2012 compared to the first three months of 2011. Unearned revenues decreased due to the decrease of future contracted customer orders during the first quarter of 2012. Restructuring reserve decreased due to making cash payments on the existing plan. Accounts receivable increased primarily due to timing of collections. The slower inventory decline compared to 2011 was primarily due to an increase in stock in anticipation of orders coupled with lower than anticipated revenue in the first quarter of 2012. We anticipate a reduction of the levels of inventory to improve working capital over the remainder of 2012.

Cash used in investing activities was $0.5 million greater during the first three months of 2012 compared to the first three months of 2012. This was primarily due to an increase in property, plant and equipment in 2012.

Cash used in financing activities was $4.9 million greater in the first three months of 2012 compared to the first three months of 2011. The increase in cash used in financing activities was primarily due an increase in proceeds from the existing borrowing facilities, lower payments against existing borrowing facilities during the first three months of 2012, as well as a decrease in proceeds from issuances of stock.

Our percentage of total debt to total equity as of March 25, 2012, was 27.8% compared to 28.4% as of December 25, 2011. As of March 25, 2012, our working capital was $203.1 million compared to $233.1 million as of December 25, 2011.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in research and development amounted to $4.5 million and $4.8 million during the first three months of 2012 and the first three months of 2011, respectively. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. We anticipate spending approximately $15 million on research and development to support achievement of our strategic plan during the remainder of 2012.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first three months of 2012, our contribution to these plans was $1.5 million. Our total funding expectation for 2012 is $4.8 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first three months of 2012 totaled $5.4 million compared to $4.3 million during the same period in 2011. During the first three months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, compared to $2.1 million during the first three months of 2011. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $10 million in 2012.

In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft, import line and import cash line. As of March 25, 2012, $2.7 million and $0.1 million were outstanding on the term loan and import cash line, respectively.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of March 25, 2012, the interest rate was 3.8%. As of March 25, 2012, our short-term full-recourse factoring arrangement equaled $8.3 million (€6.2 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of March 25, 2012 the factoring arrangements had a balance of $1.2 million (€0.9 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.8 million (€0.6 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

Senior Secured Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of March 25, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Secured Credit Facility, are outstanding as of March 25, 2012. The Senior Secured Credit Facility also contains a $15.0 million sublimit for swingline loans.

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

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of March 25, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes.

As of March 25, 2012, we were in compliance with all of our debt covenants. On February 17, 2012, we received an amendment to our debt agreements which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. Had we not received this amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012. Management has concluded that it is not probable that our leverage covenant will be violated at quarterly measurement periods twelve months from March 25, 2012. We currently project that we will be in violation of the fixed charge coverage ratio for the fiscal quarter ended June 24, 2012; however, we expect to be compliant with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012. Refer to additional discussion regarding covenant compliance in the Liquidity and Capital Resources section above and also Note 4 of the Consolidated Financial Statements.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

Provisions for Restructuring

In the third quarter of 2011, the Company approved an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives.  This plan was further expanded in the first quarter of 2012.  The expanded global plan including the new Global Restructuring Plan and the SG&A Restructuring Plan will impact over 1,000 existing employees. Total costs of the two plans are expected to approximate $52 million to $59 million by the end of 2013, with $33 million to $38 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $64 million to $70 million by 2013, with $45 million to $50 million in total anticipated savings for the Global Restructuring Plan and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan.

Restructuring expense for the three months ended March 25, 2012 and March 27, 2011 was as follows:

(amounts in thousands)
Quarter ended	March 25, 2012	March 27, 2011
Global Restructuring Plan
Severance and other employee-related charges	$ 558	$ —
Other exit costs	721	—
SG&A Restructuring Plan
Severance and other employee-related charges	373	1,585
Other exit costs	66	32
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(9)
Other exit costs	—	(11)
Total	$ 1,718	$ 1,597

Restructuring accrual activity for the three months ended March 25, 2012 was as follows:

(amounts in thousands)
	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 25, 2012
Global Restructuring Plan
Severance and other employee-related charges	$ 9,710	$ 689	$ (131)	$ (3,586)	$ 31	$ 6,713
Other exit costs(1)	—	721	—	(721)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	454	(81)	(2,360)	78	4,809
Other exit costs(2)	1,109	66	—	(638)	8	545
Manufacturing Restructuring Plan
Other exit costs	75	—	—	—	—	75
Total	$ 17,612	$ 1,930	$ (212)	$ (7,305)	$ 117	$ 12,142

(1)
During the first three months of 2012, there was a net charge to earnings of $0.7 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During the first three months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, and inventory and equipment moving costs, in connection with the restructuring plan.

Global Restructuring Plan

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012.  The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

As of March 25, 2012, the net charge to earnings of $1.3 million represents the current year activity related to the Global Restructuring Plan. The anticipated total costs related to the plan are expected to approximate $33 million to $38 million, of which $20.7 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan is 918, of which 394 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of March 25, 2012, the net charge to earnings of $0.4 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $18.5 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 352 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the three months ended March 25, 2012, there was no charge to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of March 25, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operation leases presented in our Annual Report on Form 10-K for the year ended December 25, 2011.

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 25, 2011. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $18.5 million as of March 25, 2012, and $17.9 million as of December 25, 2011, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively to transactions or modifications of existing transactions that occur on or after December 26, 2011. The adoption of the standard did not have a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. Any required changes in presentation requirements have been included in our Consolidated Financial Statements beginning with the first quarter ended March 25, 2012. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. The adoption of the standard did not have a material effect on our Consolidated Results of Operations and Financial Condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 25, 2011.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 25, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $9.6 million. The fair values of the forward exchange contracts were reflected as a $5 thousand asset and $33 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from April 2012 to March 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 25, 2012, the fair value of these cash flow hedges were reflected as a $0.6 million asset and a $29 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $24.0 million (€17.6 million) and the unrealized loss recorded in other comprehensive income was $1.1 million (net of taxes of $19 thousand), of which $1.1 million (net of taxes of $19 thousand) is expected to be reclassified to earnings over the next twelve months. During the three months ended March 25, 2012, a $0.4 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $40 thousand of hedge ineffectiveness during the three months ended March 25, 2012.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 25, 2011, during December of 2011, we identified a material weakness in our internal control over financial reporting. We did not maintain effective controls to prevent or detect management override of controls at certain foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal controls over financial reporting.

As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on additional analysis and other post-closing procedures designed to ensure that the Company’s Consolidated Financial Statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In light of the material weakness, management intends to increase the frequency and scope of our program of detailed reviews of financial transactions and reconciliations at all of our subsidiaries based on a formal, rotational review program to be conducted by qualified individuals including internal audit personnel.

Management has continued to implement these changes in the Company’s internal controls over financial reporting during the quarter ended March 25, 2012 including the development of an enhanced comprehensive risk-based internal audit plan that will cover each of our consolidated subsidiaries.  We have already conducted a portion of the audits scheduled for fiscal year 2012. During the upcoming quarters we expect to continue to execute the fiscal 2012 internal audit plan including addressing the related findings and developing and executing remediation plans.  The remediation of the material weakness is expected to be completed in 2012.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. There have been no material changes to the actions described in Part I - Item 3 - “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 25, 2011, and there are no material pending legal proceedings other than as described therein.

Item 1A. RISK FACTORS

There have been no material changes from December 25, 2011 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 25, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Exhibit 10.2
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

CHECKPOINT SYSTEMS, INC.

May 3, 2012	/s/ Raymond D. Andrews
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

Exhibit 10.2
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