Form 10-Q
period 2012-06-24
CHECKPOINT SYSTEMS INC
filed 2012-08-02
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 27, 2012, there were 40,478,925 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	June 24, 2012	December 25, 2011	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,265	$93,481
Restricted cash	254	291
Accounts receivable, net of allowance of $15,246 and $12,627	173,506	208,889
Inventories	120,847	130,987
Other current assets	48,998	44,548
Deferred income taxes	7,637	7,720
Assets of discontinued operations held for sale	5,175	6,320
Total Current Assets	440,682	492,236
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,734	1,920
PROPERTY, PLANT, AND EQUIPMENT, net	117,886	132,161
GOODWILL	218,517	286,103
OTHER INTANGIBLES, net	78,842	84,557
DEFERRED INCOME TAXES	26,714	27,241
OTHER ASSETS	14,203	20,263
TOTAL ASSETS	$898,578	$1,044,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$11,817	$21,778
Accounts payable	56,699	68,886
Accrued compensation and related taxes	27,152	27,620
Other accrued expenses	62,474	58,242
Income taxes	—	4,080
Unearned revenues	12,155	22,142
Restructuring reserve	19,698	17,612
Accrued pensions — current	4,290	4,453
Other current liabilities	28,116	32,867
Liabilities of discontinued operations held for sale	1,592	1,440
Total Current Liabilities	223,993	259,120
LONG-TERM DEBT, LESS CURRENT MATURITIES	125,738	128,684
ACCRUED PENSIONS	75,785	78,815
OTHER LONG-TERM LIABILITIES	33,516	29,894
DEFERRED INCOME TAXES	19,051	18,628
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,504,789 and 44,241,105 shares	4,450	4,424
Additional capital	421,732	418,211
Retained earnings	59,116	164,268
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	5,782	12,741
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	419,560	528,124
NON-CONTROLLING INTERESTS	935	1,216
TOTAL EQUITY	420,495	529,340
TOTAL LIABILITIES AND EQUITY	$898,578	$1,044,481

* Derived from the Company’s audited Consolidated Financial Statements at December 25, 2011.
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
		(As Revised)		(As Revised)
Net revenues	$198,396	$216,810	$360,693	$398,696
Cost of revenues	125,537	131,826	231,477	243,627
Gross profit	72,859	84,984	129,216	155,069
Selling, general, and administrative expenses	68,400	79,195	137,375	151,492
Research and development	4,145	5,347	8,691	10,136
Restructuring expenses	21,266	1,495	22,984	3,092
Goodwill impairment	64,437	—	64,437	—
Acquisition costs	96	2,017	110	2,203
Other expense	—	51	745	298
Other operating income	—	16,672	—	16,672
Operating (loss) income	(85,485)	13,551	(105,126)	4,520
Interest income	395	727	895	1,693
Interest expense	1,939	1,918	3,874	3,560
Other gain (loss), net	(146)	(376)	(296)	(266)
(Loss) earnings from continuing operations before income taxes	(87,175)	11,984	(108,401)	2,387
Income taxes expense (benefit)	5,701	1,808	(4,575)	433
Net (loss) earnings from continuing operations	(92,876)	10,176	(103,826)	1,954
Loss from discontinued operations, net of tax benefit of $0, $179, $0, and $433	(1,310)	(332)	(1,630)	(805)
Net (loss) earnings	(94,186)	9,844	(105,456)	1,149
Less: (loss) earnings attributable to non-controlling interests	(25)	2	(304)	2
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(94,161)	$9,842	$(105,152)	$1,147
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(2.27)	$0.25	$(2.53)	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.01)	(0.04)	(0.02)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(2.30)	$0.24	$(2.57)	$0.03
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(2.27)	$0.25	$(2.53)	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.01)	(0.04)	(0.02)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(2.30)	$0.24	$(2.57)	$0.03

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
		(As Revised)		(As Revised)
Net (loss) earnings	$(94,186)	$9,844	$(105,456)	$1,149
Amortization of pension plan actuarial losses (gains), net of tax	71	12	142	(244)
Change in realized and unrealized losses on derivative hedges, net of tax	590	57	(2)	(1,762)
Foreign currency translation adjustment	(11,200)	3,497	(7,076)	22,017
Comprehensive (loss) income	(104,725)	13,410	(112,392)	21,160
Less: comprehensive (loss) income attributable to non-controlling interests	(24)	2	(281)	2
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$(104,701)	$13,408	$(112,111)	$21,158

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 26, 2010 (As Revised)	43,843	$4,384	$407,383	$230,837	4,036	$(71,520)	$10,470	$—	$581,554
Net loss				(66,569)				(57)	(66,626)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit on stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment							3,540	2	3,542
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(105,152)				(304)	(105,456)
Exercise of stock-based compensation and awards released	264	26	597						623
Tax benefit on stock-based compensation			(307)						(307)
Stock-based compensation expense			2,814						2,814
Deferred compensation plan			417						417
Amortization of pension plan actuarial losses, net of tax							142		142
Change in realized and unrealized gains on derivative hedges, net of tax							(2)		(2)
Foreign currency translation adjustment							(7,099)	23	(7,076)
Balance, June 24, 2012	44,505	$4,450	$421,732	$59,116	4,036	$(71,520)	$5,782	$935	$420,495

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 24, 2012	June 26, 2011
Cash flows from operating activities:		(As Revised)
Net (loss) earnings	$(105,456)	$1,149
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	16,475	17,861
Deferred taxes	(916)	2,127
Stock-based compensation	2,814	4,779
Provision for losses on accounts receivable	3,296	889
Excess tax benefit on stock compensation	(97)	(594)
(Gain) loss on disposal of fixed assets	(295)	5
Intangible impairment	672	—
Goodwill impairment	64,807	—
Restructuring related asset impairment	5,297	—
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	33,961	(3,056)
Inventories	7,357	(21,352)
Other current assets	(1,198)	(11,011)
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(12,117)	4,300
Income taxes	(3,325)	(5,348)
Unearned revenues	(9,166)	16,163
Restructuring reserve	2,125	(62)
Other current and accrued liabilities	6,371	28,498
Net cash provided by operating activities	10,605	34,348
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(8,383)	(9,416)
Acquisitions of businesses, net of cash acquired	—	(48,937)
Change in restricted cash	39	(355)
Other investing activities	518	192
Net cash used in investing activities	(7,826)	(58,516)
Cash flows from financing activities:
Proceeds from stock issuances	623	1,569
Excess tax benefit on stock compensation	97	594
Proceeds from short-term debt	2,863	196
Payment of short-term debt	(10,765)	(877)
Net change in factoring and bank overdrafts	(1,475)	47
Proceeds from long-term debt	3,000	31,117
Payment of long-term debt	(5,380)	(5,310)
Net cash (used in) provided by financing activities	(11,037)	27,336
Effect of foreign currency rate fluctuations on cash and cash equivalents	(958)	7,940
Net (decrease) increase in cash and cash equivalents	(9,216)	11,108
Cash and cash equivalents:
Beginning of period	93,481	172,473
End of period	$84,265	$183,581
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Revision of Previously Issued Consolidated Financial Statements

Checkpoint Systems, Inc. (the "Company") is revising herein its historical financial statements for the three and six months ended June 26, 2011. As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, the revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary. The Company assessed the impact of these errors on its prior interim financial statements and concluded that these errors were not material, individually or in the aggregate to those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the prior year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised.

Description of Revision Adjustments

Set forth below is a description of the revision adjustments reflected in the revision of previously issued financial statements.

Overstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary - In December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. Subsequent to the discovery of such errors, we retained outside counsel to undertake an investigation with the assistance of forensic accountants and internal auditors. The results of this investigation concluded that in the period from 2005 through the fourth quarter of 2011, the then Controller of our Canadian operations was able to misappropriate cash through various schemes. The defalcation of cash was concealed by overriding internal controls at the subsidiary which had the effect of misstating certain accounts including cash, accounts receivable, and inventories as well as income taxes and non-income taxes payable and operating expenses. Based on this investigation, it was determined that improper and fraudulent activities by a certain employee of the subsidiary affected the financial reporting of the subsidiary and that the improper and fraudulent activities were contained within the Canada sales subsidiary.

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss.

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

The following tables summarize the effects of the adjustments on basic (loss) earnings per share, diluted (loss) earnings per share, operating (loss) income, income taxes, (loss) earnings from continuing operations before income taxes, and net (loss) earnings attributable to Checkpoint Systems, Inc. for the three and six months ended June 26, 2011.

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 26, 2011		June 26, 2011
Earnings (loss) attributable to Checkpoint Systems, Inc. per share	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
As Previously Reported	$0.23	$0.23	$0.01	$0.01
Revision Adjustments:
Canada Adjustments	0.02	0.02	0.04	0.04
As Revised for Revision Adjustments	$0.25	$0.25	$0.05	$0.05
Discontinued Operations Adjustments	(0.01)	(0.01)	(0.02)	(0.02)
As Revised in this Quarterly Report on Form 10-Q	$0.24	$0.24	$0.03	$0.03

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 26, 2011		June 26, 2011
(amounts in thousands)	Net Earnings Attributable to Checkpoint Systems, Inc.	Income from Continuing Operations Before Income Taxes	Net Earnings Attributable to Checkpoint Systems, Inc.	(Loss) Income from Continuing Operations Before Income Taxes
As Previously Reported	$9,520	$11,043	$209	$(104)
Revision Adjustments:
Canada Adjustments	322	430	938	1,253
As Revised for Revision Adjustments	$9,842	$11,473	$1,147	$1,149
Discontinued Operations Adjustments	—	511	—	1,238
As Revised in this Quarterly Report on Form 10-Q	$9,842	$11,984	$1,147	$2,387

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 26, 2011		June 26, 2011
(amounts in thousands)	Income Tax Expense	Operating Income	Income Tax (Benefit) Expense	Operating Income
As Previously Reported	$1,521	$12,610	$(315)	$2,029
Revision Adjustments:
Canada Adjustments	108	430	315	1,253
As Revised for Revision Adjustments	$1,629	$13,040	$—	$3,282
Discontinued Operations Adjustments	179	511	433	1,238
As Revised in this Quarterly Report on Form 10-Q	$1,808	$13,551	$433	$4,520

Comparison of revised financial statements to financial statements as originally reported

The following tables compare our previously reported Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income, and Cash Flows for the three and six months ended June 26, 2011 to the corresponding financial statements for those years As Revised.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter
	(13 weeks) Ended
	June 26, 2011
(amounts in thousands, except per share data)	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Quarterly Report on Form 10-Q
Net revenues	$219,931	$219,931	$216,810
Cost of revenues	134,439	134,439	131,826
Gross profit	85,492	85,492	84,984
Selling, general, and administrative expenses	80,695	80,214	79,195
Research and development	5,347	5,347	5,347
Restructuring expenses	1,495	1,495	1,495
Acquisition costs	2,017	2,017	2,017
Other expense	—	51	51
Other operating income	16,672	16,672	16,672
Operating income	12,610	13,040	13,551
Interest income	727	727	727
Interest expense	1,918	1,918	1,918
Other gain (loss), net	(376)	(376)	(376)
Earnings from continuing operations before income taxes	11,043	11,473	11,984
Income taxes	1,521	1,629	1,808
Net income from continuing operations	9,522	9,844	10,176
Loss from discontinued operations, net of tax benefit of $0, $0, and $179	—	—	(332)
Net earnings	9,522	9,844	9,844
Less: income attributable to non-controlling interests	2	2	2
Net earnings attributable to Checkpoint Systems, Inc.	$9,520	$9,842	$9,842
Basic earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.23	$0.25	$0.25
Loss from discontinued operations, net of tax	—	—	(0.01)
Basic earnings attributable to Checkpoint Systems, Inc. per share	$0.23	$0.25	$0.24
Diluted earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.23	$0.25	$0.25
Loss from discontinued operations, net of tax	—	—	(0.01)
Diluted earnings attributable to Checkpoint Systems, Inc. per share	$0.23	$0.25	$0.24

The As Revised in this Quarterly Report on Form 10-Q amounts include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 14 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

	Six Months
	(26 weeks) Ended
	June 26, 2011
(amounts in thousands, except per share data)	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Quarterly Report on Form 10-Q
Net revenues	$404,604	$404,604	$398,696
Cost of revenues	248,738	248,738	243,627
Gross profit	155,866	155,866	155,069
Selling, general, and administrative expenses	155,078	153,527	151,492
Research and development	10,136	10,136	10,136
Restructuring expenses	3,092	3,092	3,092
Acquisition costs	2,203	2,203	2,203
Other expense	—	298	298
Other operating income	16,672	16,672	16,672
Operating income	2,029	3,282	4,520
Interest income	1,693	1,693	1,693
Interest expense	3,560	3,560	3,560
Other gain (loss), net	(266)	(266)	(266)
(Loss) earnings from continuing operations before income taxes	(104)	1,149	2,387
Income taxes (benefit) expense	(315)	—	433
Net earnings from continuing operations	211	1,149	1,954
Loss from discontinued operations, net of tax benefit of $0, $0, and $433	—	—	(805)
Net earnings	211	1,149	1,149
Less: income attributable to non-controlling interests	2	2	2
Net earnings attributable to Checkpoint Systems, Inc.	$209	$1,147	$1,147
Basic earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.01	$0.05	$0.05
Loss from discontinued operations, net of tax	—	—	(0.02)
Basic earnings attributable to Checkpoint Systems, Inc. per share	$0.01	$0.05	$0.03
Diluted earnings attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.01	$0.05	$0.05
Loss from discontinued operations, net of tax	—	—	(0.02)
Diluted earnings attributable to Checkpoint Systems, Inc. per share	$0.01	$0.05	$0.03

The As Revised in this Quarterly Report on Form 10-Q amounts include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 14 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
	June 26, 2011		June 26, 2011
(amounts in thousands)	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Net earnings	$9,522	$9,844	$211	$1,149
Amortization of pension plan actuarial losses (gains), net of tax	12	12	(244)	(244)
Change in realized and unrealized losses on derivative hedges, net of tax	57	57	(1,762)	(1,762)
Foreign currency translation adjustment	3,490	3,497	22,085	22,017
Comprehensive income	13,081	13,410	20,290	21,160
Less: comprehensive income attributable to non-controlling interests	2	2	2	2
Comprehensive income attributable to Checkpoint Systems, Inc.	$13,079	$13,408	$20,288	$21,158

There is no discontinued operations impact on the presentation of the As Revised in this Quarterly Report on Form 10-Q amounts.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	June 26, 2011
Six months (26 weeks) ended	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net earnings	$211	$1,149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,861	17,861
Deferred taxes	1,812	2,127
Stock-based compensation	4,779	4,779
Provision for losses on accounts receivable	889	889
Excess tax benefit on stock compensation	(594)	(594)
Loss on disposal of fixed assets	5	5
(Increase) decrease in current assets, net of the effects of acquired companies:
Accounts receivable	(3,043)	(3,056)
Inventories	(21,245)	(21,352)
Other current assets	(10,894)	(11,011)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	4,526	4,300
Income taxes	(5,331)	(5,348)
Unearned revenues	16,163	16,163
Restructuring reserve	(62)	(62)
Other current and accrued liabilities	28,152	28,498
Net cash provided by operating activities	33,229	34,348
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(9,416)	(9,416)
Acquisition of businesses, net of cash acquired	(48,937)	(48,937)
Change in restricted cash	(355)	(355)
Other investing activities	192	192
Net cash used in investing activities	(58,516)	(58,516)
Cash flows from financing activities:
Proceeds from stock issuances	1,569	1,569
Excess tax benefit on stock compensation	594	594
Proceeds from short-term debt	196	196
Payment of short-term debt	(877)	(877)
Net change in factoring and bank overdrafts	47	47
Proceeds from long-term debt	31,117	31,117
Payment of long-term debt	(5,310)	(5,310)
Net cash provided by financing activities	27,336	27,336
Effect of foreign currency rate fluctuations on cash and cash equivalents	7,980	7,940
Net increase in cash and cash equivalents	10,029	11,108
Cash and cash equivalents:
Beginning of period	173,802	172,473
End of period	$183,831	$183,581

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 24, 2012 and December 25, 2011 and our results of operations for the thirteen and twenty-six weeks ended June 24, 2012 and June 26, 2011 and changes in cash flows for the twenty-six weeks ended June 24, 2012 and June 26, 2011. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. As of June 24, 2012, the unused portion of a grant from the Chinese government of $0.3 million (RMB 1.6 million) was recorded within restricted cash in the accompanying Consolidated Balance Sheets.

Accounts Receivable

At June 26, 2011, proceeds from the sale of accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaled $30.9 million. Proceeds from the initial sale of the accounts receivable are used to fund operations. This transaction meets the criteria for sale treatment in accordance with ASC 860 "Accounting for Transfers and Servicing of Financial Assets". We have presented the earnings recognized on the sale of the receivables separately under the line item captioned other operating income on our Consolidated Statements of Operations for the three and six months ended June 26, 2011. There is no comparable amount for the three and six months ended June 24, 2012.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of June 24, 2012 and December 25, 2011 were $22.3 million and $21.4 million, respectively. As of June 24, 2012, $18.1 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $4.2 million and $6.0 million as of June 24, 2012 and December 25, 2011, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

Assets Held For Sale

As a result of our restructuring plans, certain long-lived assets of our manufacturing facilities met held for sale criteria during the second quarter ended June 24, 2012 and $3.7 million of property, plant, and equipment, net has been reclassified into other current assets on the Consolidated Balance Sheet. The assets associated with these facilities have been adjusted to fair value, less costs to sell.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of June 24, 2012 and December 25, 2011 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and six months ended June 24, 2012 and June 26, 2011.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Six months ended	June 24, 2012
Balance at beginning of year	$5,857
Accruals for warranties issued, net	2,613
Settlements made	(2,730)
Foreign currency translation adjustment	(87)
Balance at end of period	$5,653

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	June 24, 2012	December 25, 2011
Raw materials	$23,602	$28,128
Work-in-process	6,766	10,481
Finished goods	90,479	92,378
Total	$120,847	$130,987

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $78.8 million and $84.6 million as of June 24, 2012 and December 25, 2011, respectively.

The following table reflects the components of intangible assets as of June 24, 2012 and December 25, 2011:

		June 24, 2012		December 25, 2011
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$80,250	$45,978	$81,348	$43,945
Trade name	1 to 30	29,095	18,029	30,007	18,237
Patents, license agreements	3 to 14	59,134	47,782	60,249	47,704
Other	2 to 6	7,150	6,504	7,160	5,830
Total amortized finite-lived intangible assets		175,629	118,293	178,764	115,716

Indefinite-lived intangible assets:
Trade name		21,506	—	21,509	—
Total identifiable intangible assets		$197,135	$118,293	$200,273	$115,716

Amortization expense for the three and six months ended June 24, 2012 was $2.5 million and $5.1 million, respectively.
Amortization expense for the three and six months ended June 26, 2011 was $2.8 million and $5.2 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2012	$10,496
2013	$8,780
2014	$8,290
2015	$8,133
2016	$7,870

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 26, 2010	$165,324	$3,915	$62,086	$231,325
Acquired during the year	—	58,008	—	58,008
Discontinued operations	(3,782)	—	—	(3,782)
Translation adjustments	269	661	(378)	552
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	—	1,624
Impairment losses	—	(64,437)	—	(64,437)
Translation adjustments	(2,805)	229	(2,197)	(4,773)
Balance as of June 24, 2012	$159,006	$—	$59,511	$218,517

The following table reflects the components of goodwill as of June 24, 2012 and December 25, 2011:

	June 24, 2012			December 25, 2011
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$207,382	$48,376	$159,006	$213,836	$52,025	$161,811
Apparel Labeling Solutions	83,236	83,236	—	81,662	19,078	62,584
Retail Merchandising Solutions	127,467	67,956	59,511	130,640	68,932	61,708
Total goodwill	$418,085	$199,568	$218,517	$426,138	$140,035	$286,103

On January 28, 2011, Checkpoint Systems, Inc. and certain of its direct subsidiaries (collectively, the “Company”) entered into a Master Purchase Agreement. The Master Purchase Agreement outlines the general terms and conditions pursuant to which the Company agreed to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses” or "Shore to Shore"). The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility, and includes the acquisition of the following:

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

During the second quarter of 2012, we finalized the purchase accounting of the acquisition of the Shore to Shore businesses. At June 24, 2012, the financial statements reflect the final allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This final allocation resulted in acquired goodwill of $59.7 million, of which $9.8 million is tax deductible, and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names.

The purchase price included a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. When this information is received, the final adjustment to the purchase price will be recognized through earnings.

Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.1 million and $0.1 million for the three and six months ended June 24, 2012 and $2.0 million and $2.2 million for the three and six months ended June 26, 2011, respectively.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheet as of June 24, 2012 and December 25, 2011, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the three and six months ended June 24, 2012 and June 26, 2011. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

The results from the acquisition for the three and six months ended June 24, 2012 are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements (revenues of $14.1 million and $23.8 million and net earnings of $0.4 million and $0.2 million, respectively).

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our 2011 annual impairment test indicated no impairment of our goodwill assets.

During the second quarter of 2012, we experienced deterioration in revenues and gross margins in each of our segments. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the Company's assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge was recorded in goodwill impairment on the Consolidated Statement of Operations. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in our reporting units.

Our Shrink Management Solutions (SMS) segment is composed of four reporting units. The fair value of two of the four reporting units, Europe SMS and Asia Pacific SMS, exceeded their respective carrying values as of the date of the interim impairment test by approximately 10% and 8%, respectively. As of June 24, 2012, the goodwill for these two reporting units totaled $72.0 million for Europe SMS and $12.0 million for Asia Pacific SMS. In determining the fair value of these reporting units, our projected cash flows did not contain significant growth assumptions. A 10% decline in operating results, or a 1.10% increase in our discount rates could result in future decreases in the fair values of these reporting units which could result in future impairments. The other reporting units within the SMS segment exceeded their respective carrying values by a significant margin. During the first six months of 2012, we experienced a decline in operating results as compared to the forecasted amounts in the most recent annual impairment test. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

Our Retail Merchandising Solutions (RMS) segment is composed of two reporting units. The fair value of one of the two reporting units, Europe RMS, exceeded its respective carrying value as of the date of the interim impairment test by approximately 11%. As of June 24, 2012, the goodwill for the Europe RMS reporting unit totaled $59.3 million. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. A 11% decline in operating results, or a 1.60% increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. The other reporting unit within the Retail Merchandising segment exceeded its carrying value by a significant margin. During the first six months of 2012, we experienced a decline in operating results as compared to the forecasted amounts in the most recent annual impairment test. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt at June 24, 2012 and at December 25, 2011 consisted of the following:

(amounts in thousands)	June 24, 2012	December 25, 2011
Overdraft	$462	$405
Full-recourse factoring liabilities	7,175	8,809
Term loans	2,558	9,125
Other short-term borrowings	1,088	2,529
Current portion of long-term debt	534	910
Total short-term borrowings and current portion of long-term debt	$11,817	$21,778

In June 2012, $8.0 million (HKD 61.8 million) was paid in order to extinguish our existing Hong Kong term loan. The term loan was included in short-term borrowings in the accompanying Consolidated Balance Sheets.
In June 2012, $0.7 million (INR 37.2 million) was paid in order to extinguish an overdraft facility and other short-term loans assumed in connection with the acquisition of the Shore to Shore businesses. The loans were included in short-term borrowings in the accompanying Consolidated Balance Sheets.
In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft, import line and import cash line. As of June 24, 2012, $2.6 million and $0.3 million were outstanding on the term loan and import cash line, respectively.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of June 24, 2012, the interest rate was 3.8%. As of June 24, 2012, our short-term full-recourse factoring arrangement equaled $7.2 million (€5.7 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Long-Term Debt

Long-term debt as of June 24, 2012 and December 25, 2011 consisted of the following:

(amounts in thousands)	June 24, 2012	December 25, 2011
Senior secured credit facility:
$125 million variable interest rate revolving credit facility maturing in 2014	$49,636	$52,248
Senior Secured Notes:
$25 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	25,000	25,000
$25 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	25,000	25,000
$25 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	25,000	25,000
Full-recourse factoring liabilities	1,063	1,333
Other capital leases with maturities through 2016	573	1,013
Total	126,272	129,594
Less current portion	534	910
Total long-term portion	$125,738	$128,684

Senior Secured Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of June 24, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Senior Secured Credit Facility, are outstanding as of June 24, 2012. The Senior Secured Credit Facility also contains a $25.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility. Refer to the section below for discussion of debt covenant compliance and amendments to the Senior Secured Credit Facility.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of June 24, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment.  Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. Refer to the section below for discussion of debt covenant compliance and amendments to the Senior Secured Notes.

Debt Covenant Compliance; Amendments to Debt Agreements

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, June 24 and September 23, 2012. In addition, the amendments prohibit the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

Our covenant calculations as of June 24, 2012 were in excess of the amended leverage ratio and original fixed charge coverage ratio covenants related to our Debt Agreements.

On July 31, 2012, we received additional amendments to our Debt Agreements, which contain several modifications. The amendments reduce the total commitment of the Senior Secured Credit Facility to $75.0 million. The amendments increase the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. The actual leverage ratio as of June 24, 2012 is 4.09. In addition, the amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the amendments. This provision is effective until we are in compliance with our original covenant requirements.

Absent the waiver and additional July 2012 amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility will increase to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of June 24, 2012 the factoring arrangements had a balance of $1.1 million (€0.8 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.7 million (€0.6 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 24, 2012 was $0.9 million and $2.7 million ($0.9 million and $2.6 million, net of tax), respectively. For the three and six months ended June 26, 2011, the total compensation expense was $2.0 million and $4.8 million ($1.5 million and $3.5 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.7 million and $1.1 million for the six months ended June 24, 2012 and June 26, 2011, respectively.

Stock Options

Option activity under the principal option plans as of June 24, 2012 and changes during the six months ended June 24, 2012 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2011	2,600,805	$19.54	4.39	$512
Granted	460,670	11.13
Exercised	(35,419)	8.87
Forfeited or expired	(142,048)	16.33
Outstanding at June 24, 2012	2,884,008	$18.48	4.47	$—
Vested and expected to vest at June 24, 2012	2,884,008	$18.48	4.47	$—
Exercisable at June 24, 2012	2,383,699	$19.76	3.45	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 24, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 24, 2012 and June 26, 2011 was $0.1 million and $1.0 million, respectively.

As of June 24, 2012, $2.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

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

Six months ended	June 24, 2012	June 26, 2011
Weighted-average fair value of grants	5.02	9.88
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	51.92%	49.85%
Expected life (in years)	5.05	4.96
Risk-free interest rate	0.872%	2.178%

Restricted Stock Units

Nonvested service based restricted stock units as of June 24, 2012 and changes during the six months ended June 24, 2012 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 25, 2011	617,672	0.79	$21.29
Granted	202,795		$10.80
Vested	(171,535)		$11.63
Forfeited	(33,219)		$18.13
Nonvested at June 24, 2012	615,713	1.28	$20.70
Vested and expected to vest at June 24, 2012	612,803	1.28
Vested at June 24, 2012	62,825	—

The total fair value of restricted stock awards vested during the first six months of 2012 was $2.0 million as compared to $3.2 million in the first six months of 2011. As of June 24, 2012, there was $3.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million at June 24, 2012, of which $0.3 million and $0.5 million was expensed for the three and six months ended June 24, 2012. The total amount accrued related to the plan equaled $0.2 million at June 26, 2011, of which $0.2 million and $0.3 million was expensed for the three and six months ended June 26, 2011. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 24, 2012 and June 26, 2011 were as follows:

(amounts in thousands)
Six months ended	June 24, 2012	June 26, 2011
Interest	$3,273	$2,895
Income tax payments	$3,659	$4,819

In January 2011, the Company entered into an agreement to acquire the Shore to Shore businesses, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations (with $27.8 million paid in the third quarter of 2011) and $9.2 million of borrowings under our Senior Secured Credit Facility. The acquisition payment, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
		(As Revised)		(As Revised)
Basic (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(92,851)	$10,174	$(103,522)	$1,952
Diluted (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(92,851)	$10,174	$(103,522)	$1,952

Shares:
Weighted-average number of common shares outstanding	40,441	40,084	40,363	39,990
Shares issuable under deferred compensation agreements	532	458	530	447
Basic weighted-average number of common shares outstanding	40,973	40,542	40,893	40,437
Common shares assumed upon exercise of stock options and awards	—	360	—	461
Shares issuable under deferred compensation arrangements	—	12	—	5
Dilutive weighted-average number of common shares outstanding	40,973	40,914	40,893	40,903

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(2.27)	$0.25	$(2.53)	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.01)	(0.04)	(0.02)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(2.30)	$0.24	$(2.57)	$0.03

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(2.27)	$0.25	$(2.53)	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.01)	(0.04)	(0.02)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(2.30)	$0.24	$(2.57)	$0.03

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six month periods ended June 24, 2012 and June 26, 2011 were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	3,110	1,847	2,970	1,608

(1)
Adjustments for stock options and awards of 62 shares and 90 shares, respectively, and deferred compensation arrangements of 26 shares and 14 shares, respectively, were anti-dilutive in the three and six months ended 2012, and were therefore excluded from the earnings per share calculation due to our net loss for the periods.

Note 8. INCOME TAXES

The effective tax rate for the twenty-six weeks ended June 24, 2012 was 4.2% as compared to 18.1% for the twenty-six weeks ended June 26, 2011. The decrease in the effective tax rate for the twenty-six weeks ended June 24, 2012 was due to the impairment charges and the valuation allowance position in the United States, discussed further below.

For the twenty-six weeks ended June 24, 2012, included in the loss from earnings from continuing operations before income taxes were charges for impairments of goodwill and property, plant and equipment of $64.4 million and $5.3 million, respectively. Due to the unusual and infrequent nature of these charges, the $1.2 million tax benefit related to the asset impairments has been recorded discretely in the second quarter.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At June 24, 2012 and December 25, 2011, we had net deferred tax assets of $10.7 million and $11.7 million respectively.

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

The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the three and six months ended June 24, 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting period ended June 24, 2012.

Included in other current assets is the Company’s current income tax receivable of $8.8 million. This amount represents estimated tax payments on account, net of refunds received in the amount of $4.2 million and $4.6 million of tax benefit recorded on the Company’s year to date pretax loss.  Included in other current liabilities is the Company’s current deferred tax liability of $4.6 million.

The total amounts of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate were $11.5 million and $13.2 million at June 24, 2012 and December 25, 2011, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the six months ended June 24, 2012, we recognized a release of interest and penalties expense of $0.8 million in the Statement of Operations, while we recognized no interest and penalties expense during the six months ended June 26, 2011. At June 24, 2012 and December 25, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million and $4.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by $2.3 million.

We are currently under audit in the following major jurisdictions: United States 2007 – 2008, Germany 2006 – 2009, and Finland 2008 – 2009.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 24, 2012 and June 26, 2011 were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$213	$252	$430	$489
Interest cost	972	1,140	1,958	2,221
Expected return on plan assets	11	40	21	78
Amortization of actuarial loss	55	13	112	25
Amortization of transition obligation	15	33	29	65
Amortization of prior service costs	—	—	1	1
Net periodic pension cost	$1,266	$1,478	$2,551	$2,879

We expect the cash requirements for funding the pension benefits to be approximately $4.5 million during fiscal 2012, including $2.6 million which was funded during the six months ended June 24, 2012.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 24, 2012 and December 25, 2011 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement June 24, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$119	$—	$119	$—
Foreign currency revenue forecast contracts	930	—	930	—
Total assets	$1,049	$—	$1,049	$—

Foreign currency forward exchange contracts	$40	$—	$40	$—
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$40	$—	$40	$—

(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$463	$—	$463	$—
Foreign currency revenue forecast contracts	1,120	—	1,120	—
Total assets	$1,583	$—	$1,583	$—

Foreign currency forward exchange contracts	$415	$—	$415	$—
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$415	$—	$415	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the six months ended June 24, 2012:

(amounts in thousands)	June 24, 2012
Beginning balance, net of tax	$1,542
Changes in fair value gain, net of tax	781
Reclassification to earnings, net of tax	(783)
Ending balance, net of tax	$1,540

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 24, 2012 and December 25, 2011 are summarized in the following table:

	June 24, 2012		December 25, 2011
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$49,636	$49,636	$52,248	$52,248
Senior secured notes	$75,000	$69,847	$75,000	$75,686

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The related fair value measurement has generally been classified as Level 2.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 24, 2012 and December 25, 2011:

	June 24, 2012				December 25, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$930	Other current liabilities	$—	Other current assets	$1,120	Other current liabilities	$—
Total derivatives designated as hedging instruments		930		—		1,120		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	119	Other current liabilities	40	Other current assets	463	Other current liabilities	415
Total derivatives not designated as hedging instruments		119		40		463		415
Total derivatives		$1,049		$40		$1,583		$415

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended June 24, 2012 and June 26, 2011:

	June 24, 2012				June 26, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$996	Cost of sales	$(388)	$43	$(354)	Cost of sales	$(276)	$(124)
Total designated cash flow hedges	$996		$(388)	$43	$(354)		$(276)	$(124)

The following tables present the amounts affecting the Consolidated Statement of Operations for the six months ended June 24, 2012 and June 26, 2011:

	June 24, 2012				June 26, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$822	Cost of sales	$(779)	$79	$(2,725)	Cost of sales	$(494)	$(105)
Total designated cash flow hedges	$822		$(779)	$79	$(2,725)		$(494)	$(105)

	Quarter				Six Months
	(13 weeks) Ended				(26 weeks) Ended
	June 24, 2012		June 26, 2011		June 24, 2012		June 26, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$209	Other gain (loss), net	$(158)	Other gain (loss), net	$439	Other gain (loss), net	$(495)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 24, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $6.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and a $40 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2012 to March 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 24, 2012, the fair value of these cash flow hedges were reflected as a $0.9 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $13.5 million (€10.0 million) and the unrealized loss recorded in other comprehensive income was $1.7 million (net of taxes of $82 thousand), of which $1.7 million (net of taxes of $82 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 24, 2012, a $0.4 million and $0.8 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized $40 thousand of hedge ineffectiveness during the six months ended June 24, 2012.

Note 11. PROVISION FOR RESTRUCTURING

During the second quarter of 2012, in conjunction with our strategic shift, we launched a new profit improvement initiative, Project LEAN, which is designed to restructure the Company to support a more focused product range while positioning Checkpoint to return to profitable growth. Project LEAN will be reported as part of the Global Restructuring Plan. This plan focuses on consolidating certain manufacturing facilities and administrative functions to improve efficiency.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $51 million to $54 million in total anticipated costs for the Global Restructuring Plan and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan.

Restructuring expense for the three and six months ended June 24, 2012 and June 26, 2011 was as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	13,661	—	14,219	—
Asset impairments	5,297	—	5,297	—
Other exit costs	1,785	—	2,506	—
SG&A Restructuring Plan
Severance and other employee-related charges	523	874	896	2,459
Other exit costs	—	578	66	610
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(32)	—	(41)
Other exit costs	—	75	—	64
Total	$21,266	$1,495	$22,984	$3,092

Restructuring accrual activity for the six months ended June 24, 2012 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 24, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	9,710	14,702	(483)	(8,337)	287	15,879
Other exit costs(1)	—	2,506	—	(2,506)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	954	(58)	(4,076)	(207)	3,331
Other exit costs(2)	1,109	66	—	(746)	(16)	413
Manufacturing Restructuring Plan
Other exit costs	75	—	—	—	—	75
Total	$17,612	$18,228	$(541)	$(15,665)	$64	$19,698

(1)
During the first six months of 2012, there was a net charge to earnings of $2.5 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During the first six months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, and inventory and equipment moving costs, in connection with the restructuring plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN.  The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

For the six months ended June 24, 2012, the net charge to earnings of $22.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $51 million to $54 million, of which $41.4 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is 2,327, of which 746 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 24, 2012, the net charge to earnings of $1.0 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $19.0 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 358 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the six months ended June 24, 2012, there was no charge to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of June 24, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

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

Note 13. BUSINESS SEGMENTS

	Quarter				Six Months
	(13 weeks) Ended				(26 weeks) Ended
(amounts in thousands)	June 24, 2012		June 26, 2011		June 24, 2012		June 26, 2011
			(As Revised)				(As Revised)
Business segment net revenue:
Shrink Management Solutions	$134,068		$145,177		$240,174		$267,901
Apparel Labeling Solutions	51,749		53,857		92,148		95,217
Retail Merchandising Solutions	12,579		17,776		28,371		35,578
Total revenues	$198,396		$216,810		360,693		$398,696
Business segment gross profit:
Shrink Management Solutions	$52,802		$60,927		$95,499		$108,456
Apparel Labeling Solutions	14,904		15,574		21,525		29,480
Retail Merchandising Solutions	5,153		8,483		12,192		17,133
Total gross profit	72,859		84,984		129,216		155,069
Operating expenses	158,344	(1)	71,433	(2)	234,342	(3)	150,549	(4)
Interest (expense) income, net	(1,544)		(1,191)		(2,979)		(1,867)
Other gain (loss), net	(146)		(376)		(296)		(266)
(Loss) earnings from continuing operations before income taxes	$(87,175)		$11,984		(108,401)		$2,387

(1)	Includes a $64.4 million goodwill impairment charge, a $21.3 million restructuring charge, a $2.9 million charge related to our CEO transition, and a $0.1 million acquisition charge.

(2)	Includes a $1.5 million restructuring charge, a $2.0 million acquisition charge, and a $0.1 million charge related to improper and fraudulent Canadian activities.

(3)
Includes a $64.4 million goodwill impairment charge, a $23.0 million restructuring charge, a $2.9 million charge related to our CEO transition, a $0.7 million charge for forensic and legal fees associated with the improper and fraudulent Canadian activities, and a $0.1 million acquisition charge.

(4)	Includes a $3.1 million restructuring charge, a $2.2 million acquisition charge, and a $0.3 million charge related to improper and fraudulent Canadian activities.

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

During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $0.7 million impairment of customer relationship intangible assets. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the second quarter ended June 24, 2012.

The Company’s discontinued operations reflect the operating results for the disposal group.  The results for the three and six months ended June 24, 2012 and June 26, 2011 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net revenue	$3,996	$3,121	$7,696	$5,908
Gross profit	509	508	1,076	797
Selling, general, and administrative expenses	777	1,019	1,664	2,035
Intangible impairment	672	—	672	—
Goodwill impairment	370	—	370	—
Operating loss	(1,310)	(511)	(1,630)	(1,238)
Loss from discontinued operations before income taxes	(1,310)	(511)	(1,630)	(1,238)
Loss from discontinued operations, net of tax(1)	$(1,310)	$(332)	$(1,630)	$(805)

(1)
As this business is located in the U.S. and a full valuation allowance is recorded in the U.S., there is no tax impact on the loss from discontinued operations for the three and six months ended June 24, 2012.

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of June 24, 2012 and December 25, 2011 the classification was as follows:

(amounts in thousands)	June 24, 2012	December 25, 2011
Accounts receivable, net	$1,217	$1,519
Inventories	1,061	1,087
Property, plant, and equipment, net	18	11
Goodwill	—	370
Other intangibles, net	1,082	1,754
Other assets	1,797	1,579
Assets of discontinued operations held for sale	$5,175	$6,320

Accounts payable	$284	$551
Accrued compensation and related taxes	—	40
Other accrued expenses	638	599
Unearned revenues	669	169
Restructuring reserve	—	78
Other liabilities	1	3
Liabilities of discontinued operations held for sale	$1,592	$1,440

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Such risks, uncertainties and assumptions include, but are not limited, to the following: the impact upon operations of legal compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to integrate the Shore to Shore acquisition we settled in the second quarter of 2011 and other prior acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to successfully implement global cost reductions in operating expenses including field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting, including the ability to remediate the material weakness discovered during the year ended December 25, 2011; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 25, 2011, and our other Securities and Exchange Commission filings.

Overview

We are a multinational manufacturer and marketer of identification, tracking, security and merchandising solutions primarily for the retail industry. We provide technology-driven integrated supply chain solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management Solutions, Apparel Labeling Solutions and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems and EAS consumables including Alpha solutions, store monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-enabled apparel labeling solutions platform and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 35 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

As a result of a comprehensive and strategic operational review during the second quarter of 2012, we have redefined our strategic focus. We will transform our operations from a product protection business to a provider of inventory management solutions that will enable retailers to enhance profitability by managing product loss due to shrinkage, improving working capital, and increasing sales. This new strategy will continue to focus on being the recognized global leader in shrink management and merchandise visibility solutions to the retail and apparel industries and streamline and direct our Apparel Labeling business to leverage our strategic advantage in variable data management in support of RFID merchandise visibility solutions. Additionally, as part of our strategic repositioning, we will consider the divestiture of certain product lines and businesses that are not strategically important to our redefined strategy.

Our Apparel Labeling business, which was assembled over the past few years through numerous acquisitions to support our penetration into the apparel industry and to support the growth of our RFID strategy, needs a more narrow focus. We will achieve this by right-sizing the Apparel Labeling footprint in order to profitably provide on-time, high quality products to our apparel customers so that retailers can effectively merchandise their products. Simultaneously, we will reduce our Apparel Labeling product offering to only those that are also necessary to support our RFID strategy.

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

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012. In the third quarter of 2011, the Company approved the Global Restructuring Plan, an expansion of our previous SG&A Restructuring Plan to include manufacturing and other cost reduction initiatives.

During the second quarter of 2012, in conjunction with our strategic shift, we launched a new profit improvement initiative, Project LEAN, which is designed to restructure the Company to support a more focused product range while positioning Checkpoint to return to profitable growth. Project LEAN will be reported as part of the Global Restructuring Plan.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees.  Total costs of the two plans are expected to approximate $70 million to $75 million by the end of 2013, with $51 million to $54 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $100 million to $105 million by end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. In addition, the amendments prohibit the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

Our covenant calculations as of June 24, 2012 were in excess of the amended leverage ratio and original fixed charge coverage ratio covenants related to our Debt Agreements.

On July 31, 2012, we received additional amendments to our Debt Agreements, which contain several modifications. The amendments reduce the total commitment of the Senior Secured Credit Facility to $75.0 million. The amendments increase the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. The actual leverage ratio as of June 24, 2012 is 4.09. In addition, the amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the amendments. This provision is effective until we are in compliance with our original covenant requirements.

Absent the waiver and additional July 2012 amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility will increase to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender's prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

In January 2011, the Company entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million. During the second quarter of 2012, we finalized the purchase accounting for the acquisition and the financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition will allow us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in key geographical locations.

Future financial results will be dependent upon our ability to successfully implement our redefined strategic focus, expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to our solutions for shrink management, merchandise visibility and apparel labeling, and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

We believe that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, the anticipated effect of our restructuring activities, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan.

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, in December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense (income) in the Consolidated Statements of Operations. We have filed a claim in the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss.

All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised. In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Quarterly Report on Form 10-Q.

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of June 24, 2012. See Part I-Item 4: Controls and Procedures.

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011. Except as outlined below, there have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011.

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

We have not made any changes to our methodology used in our annual impairment test since the adoption of ASC 350. Determination of the fair value of a reporting unit is a matter of judgment and involves the use of estimates and assumptions, which are based on management's best estimates at the time.

We use an income approach (discounted cash flow approach) for the determination of fair value of our reporting units. Our projected cash flows incorporate many assumptions, the most significant of which include variables such as future sales, growth rates, operating margin, and the discount rates applied.

Assumptions related to revenue, growth rates and operating margin are based on management's annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived assets. These risks are discussed in Item 1A. Risk Factors.

As of the date of our fiscal 2011 impairment test, the total fair values for the reporting units in all of our segments exceeded their total carrying values by more than 44%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we did not believe that there was a significant risk of impairment for these reporting units for a reasonable period of time. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011, although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Apparel Labeling Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.

During the second quarter of 2012, we experienced deterioration in revenues and gross margins in each of our segments. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the Company's assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash goodwill impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business coupled with recent declines in revenue and profitability. The impairment charge was recorded in goodwill impairment on the Consolidated Statement of Operations. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in our reporting units.

Our Shrink Management Solutions (SMS) segment is composed of four reporting units. The fair value of two of the four reporting units, Europe SMS and Asia Pacific SMS, exceeded their respective carrying values as of the date of the interim impairment test by approximately 10% and 8%, respectively. As of June 24, 2012, the goodwill for these two reporting units totaled $72.0 million for Europe SMS and $12.0 million for Asia Pacific SMS. In determining the fair value of these reporting units, our projected cash flows did not contain significant growth assumptions. A 10% decline in operating results, or a 1.10% increase in our discount rates could result in future decreases in the fair values of these reporting units which could result in future impairments. The other reporting units within the SMS segment exceeded their respective carrying values by a significant margin. During the first six months of 2012, we experienced a decline in operating results as compared to the forecasted amounts in the most recent annual impairment test. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

Our Retail Merchandising Solutions (RMS) segment is composed of two reporting units. The fair value of one of the two reporting units, Europe RMS, exceeded its respective carrying value as of the date of the interim impairment test by approximately 11%. As of June 24, 2012, the goodwill for the Europe RMS reporting unit totaled $59.3 million. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. A 11% decline in operating results, or a 1.60% increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. The other reporting unit within the Retail Merchandising segment exceeded its carrying value by a significant margin. During the first six months of 2012, we experienced a decline in operating results as compared to the forecasted amounts in the most recent annual impairment test. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 24, 2012 Compared to Thirteen Weeks Ended June 26, 2011

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
	June 24,	June 26,	(Fiscal 2012)
	2012	2011	vs.
Quarter ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net revenues
Shrink Management Solutions	67.6%	67.0%	(7.7)%
Apparel Labeling Solutions	26.1	24.8	(3.9)
Retail Merchandising Solutions	6.3	8.2	(29.2)
Net revenues	100.0	100.0	(8.5)
Cost of revenues	63.3	60.8	(4.8)
Total gross profit	36.7	39.2	(14.3)
Selling, general, and administrative expenses	34.5	36.5	(13.6)
Research and development	2.1	2.5	(22.5)
Restructuring expenses	10.7	0.7	N/A
Goodwill impairment	32.5	—	N/A
Acquisition costs	—	0.9	(95.2)
Other expense	—	—	(100.0)
Other operating income	—	7.7	(100.0)
Operating (loss) income	(43.1)	6.3	N/A
Interest income	0.2	0.3	(45.7)
Interest expense	1.0	0.9	1.1
Other gain (loss), net	(0.1)	(0.2)	(61.2)
(Loss) earnings from continuing operations before income taxes	(44.0)	5.5	N/A
Income taxes expense	2.9	0.8	215.3
Net (loss) earnings from continuing operations	(46.9)	4.7	N/A
Loss from discontinued operations, net of tax	(0.7)	(0.2)	294.6
Net (loss) earnings	(47.6)	4.5	N/A
Less: (loss) earnings attributable to non-controlling interests	—	—	N/A
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(47.6)%	4.5%	N/A

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the second quarter of 2012 compared to the second quarter of 2011 decreased $18.4 million, or 8.5%, from $216.8 million to $198.4 million. Foreign currency translation had a negative impact on revenues of approximately $9.7 million, or 4.5%, in the second quarter of 2012 as compared to the second quarter of 2011.

(amounts in millions)
			Dollar Amount Change	Percentage Change
	June 24,	June 26,	(Fiscal 2012)	(Fiscal 2012)
	2012	2011	vs.	vs.
Quarter ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net Revenues:
Shrink Management Solutions	$134.1	$145.2	$(11.1)	(7.6)%
Apparel Labeling Solutions	51.7	53.8	(2.1)	(3.9)
Retail Merchandising Solutions	12.6	17.8	(5.2)	(29.2)
Net Revenues	$198.4	$216.8	$(18.4)	(8.5)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $11.1 million, or 7.6%, during the second quarter of 2012 compared to the second quarter of 2011. Foreign currency translation had a negative impact of approximately $6.1 million. The remaining decrease of $5.0 million in Shrink Management Solutions was due to organic declines in EAS consumables, CheckView®, and EAS systems. These decreases were partially offset by increases in Merchandise Visibility (RFID) and Alpha®.

The EAS consumables revenues decrease in the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in Europe EAS label volumes with certain customers.

The CheckView® revenue decrease in the second quarter of 2012 as compared to the second quarter of 2011 was due to lower volume of installations and on-going services with existing customers in the U.S. and Europe. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been impacted, and may continue to be impacted by current economic trends.

The EAS systems revenues decrease in the second quarter of 2012 as compared to the second quarter of 2011 was driven by declines in Europe resulting from the lower volume of new product installations with existing customers. Historically, new store openings are a significant contributor to EAS systems revenues. These have been scaled back by many of our European based customers, who have increased their focus on margin improvement at existing stores.

Merchandise Visibility (RFID) revenues increased in the second quarter of 2012 as compared to the second quarter of 2011. The increase was due primarily to a substantial roll-out with RFID enabled technology in Europe in the second quarter of 2012, which did not occur in the second quarter of 2011.

Alpha® revenues increased in the second quarter of 2012 as compared to the second quarter of 2011 due to stronger market demand in the U.S. as well as the International Americas for high theft prevention products during the second quarter of 2012. This factor was partially offset by weaker market conditions for Alpha® products in Europe.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $2.1 million, or 3.9%, in the second quarter of 2012 as compared to the second quarter of 2011. After considering the foreign currency translation negative impact of approximately $2.2 million, there was an increase of $0.1 million due to the inclusion of $8.6 million in revenues attributable to the Shore to Shore businesses, which we acquired in May 2011. This increase was offset by an $8.5 million decline in organic revenues, primarily due to declines in sales volumes across all geographies, delays in peak season ordering and changes in product mix. The weakness in these markets is broad based. A large portion of our Europe customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $5.2 million, or 29.2%, in the second quarter of 2012 as compared to the second quarter of 2011. After considering the foreign currency translation negative impact of $1.5 million, the $3.7 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in the remainder of 2012 due to the continued shifts in market demand for HLS products.

Gross Profit

During the second quarter of 2012, gross profit decreased $12.1 million, or 14.3%, from $85.0 million to $72.9 million. The negative impact of foreign currency translation on gross profit was approximately $2.8 million. Gross profit, as a percentage of net revenues, decreased from 39.2% to 36.7%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 42.0% in the second quarter of 2011 to 39.4% in the second quarter of 2012. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables, EAS systems and CheckView®. The decline in EAS Consumables margins was due to the costs incurred related to the shutdown of certain EAS label manufacturing operations and lower volumes impacting capacity utilization. Also impacting EAS consumables margins is the decline in higher margin Hard Tag @ Source revenues. The decline in EAS Systems margins was due to product mix. The decline in CheckView® margins was due to customer product and service mix, as well as operational inefficiencies.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 28.8% in the second quarter of 2012, from 28.9% in the second quarter of 2011. Recent actions to restructure and right size our manufacturing footprint contributed to an improvement in gross margins, including improved capacity utilization and favorable manufacturing variances. The impact of the Shore to Shore acquisition continued to negatively impact margins.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 41.0% in the second quarter of 2012 from 47.7% in the second quarter of 2011. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to the impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in the second quarter of 2012 and lower margins in Retail Display Solutions (RDS) resulting primarily from customer and product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $10.8 million, or 13.6%, during the second quarter of 2012 compared to the second quarter of 2011. Foreign currency translation decreased SG&A expenses by approximately $3.1 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $5.4 million. The Shore to Shore acquisition increased SG&A expense by $0.8 million. Increases in bad debt expense and an increase in costs associated with the CEO transition were partially offset by a long-term incentive compensation adjustment.

Research and Development Expenses

Research and development (R&D) expenses were $4.1 million, or 2.1% of revenues, in the second quarter of 2012 and $5.3 million, or 2.5% of revenues in the second quarter of 2011.

Restructuring Expenses

Restructuring expenses were $21.3 million, or 10.7% of revenues in the second quarter of 2012 compared to $1.5 million or 0.7% of revenues in the second quarter of 2011.

Goodwill Impairment

Goodwill impairment expense was $64.4 million in the second quarter of 2012, without a comparable charge in the second quarter of 2011. The non-cash impairment expense in the second quarter of 2012 is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Acquisition Costs

Acquisition costs for the second quarter of 2012 were $0.1 million compared to $2.0 million for the second quarter in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.1 million in the second quarter of 2011, without a comparable charge in 2012. The amount in the second quarter of 2011 represents the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary.

Other Operating Income

Other operating income was $16.7 million, or 7.7% of revenues in the second quarter of 2011 without comparable income in 2012. The 2011 other operating income was attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements which was completed in 2011.

Interest Income and Interest Expense

Interest income for the second quarter of 2012 decreased $0.3 million from the comparable quarter in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during the second quarter of 2012 compared to the second quarter of 2011.

Interest expense for the second quarter of 2012 was consistent with the comparable quarter in 2011.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.1 million in the second quarter of 2012 compared to a net loss of $0.4 million in the second quarter of 2011. The decrease was primarily due to a $0.4 million foreign exchange loss offset by other income of $0.3 million during the second quarter of 2012 compared to a $0.4 million foreign exchange loss in the second quarter of 2011.

Income Taxes

The effective tax rate for the second quarter of 2012 was 6.5% as compared to 15.1% for the second quarter of 2011. The increase in the second quarter 2012 tax rate was due to the impairment charges and the valuation allowance position in the U.S. The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the second quarter of 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting period ended June 24, 2012.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million and $0.3 million in the second quarter of 2012 and 2011, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The loss from discontinued operations in the second quarter of 2012 includes a non-cash impairment charge of $1.0 million, net of tax.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net (loss) earnings attributable to Checkpoint Systems, Inc. was a loss of $94.2 million, or $2.30 per diluted share, during the second quarter of 2012 compared to earnings of $9.8 million, or $0.24 per diluted share, during the second quarter of 2011. The weighted-average number of shares used in the diluted earnings per share computation were 41.0 million and 40.9 million for the second quarters of 2012 and 2011, respectively.

Twenty-Six Weeks Ended June 24, 2012 Compared to Twenty-Six Weeks Ended June 26, 2011

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
			Fiscal 2012
	June 24, 2012	June 26, 2011	vs
Six months (26 weeks) ended	(Fiscal 2012)	(Fiscal 2011)	Fiscal 2011
		(As Revised)
Net revenues
Shrink Management Solutions	66.6%	67.2%	(10.3)%
Apparel Labeling Solutions	25.5	23.9	(3.2)
Retail Merchandising Solutions	7.9	8.9	(20.3)
Net revenues	100.0	100.0	(9.5)
Cost of revenues	64.2	61.1	(5.0)
Total gross profit	35.8	38.9	(16.7)
Selling, general, and administrative expenses	38.1	38.0	(9.3)
Research and development	2.4	2.5	(14.3)
Restructuring expenses	6.4	0.8	643.3
Goodwill impairment	17.9	—	N/A
Acquisition costs	—	0.6	(95.0)
Other expense	0.2	0.1	150.0
Other operating income	—	4.2	(100.0)
Operating (loss) income	(29.2)	1.1	N/A
Interest income	0.2	0.4	(47.1)
Interest expense	1.1	0.9	8.8
Other gain (loss), net	(0.1)	(0.1)	11.3
(Loss) earnings from continuing operations before income taxes	(30.2)	0.5	N/A
Income taxes (benefit) expense	(1.3)	0.1	N/A
Net (loss) earnings from continuing operations	(28.9)	0.4	N/A
Loss from discontinued operations, net of tax	(0.5)	(0.2)	102.5
Net (loss) earnings	(29.4)	0.2	N/A
Less: loss attributable to non-controlling interests	(0.1)	—	N/A
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(29.3)%	0.2%	N/A

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first six months of 2012 compared to the first six months of 2011 decreased $38.0 million, or 9.5%, from $398.7 million to $360.7 million. Foreign currency translation had a negative impact on revenues of approximately $12.3 million, or 3.1%, in the first six months of 2012 as compared to the first six months of 2011.

(amounts in millions)
			Dollar Amount Change	Percentage Change
	June 24,	June 26,	(Fiscal 2012)	(Fiscal 2012)
	2012	2011	vs.	vs.
(26 weeks) Ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net Revenues:
Shrink Management Solutions	$240.2	$267.9	$(27.7)	(10.3)%
Apparel Labeling Solutions	92.1	95.2	(3.1)	(3.3)
Retail Merchandising Solutions	28.4	35.6	(7.2)	(20.2)
Net Revenues	$360.7	$398.7	$(38.0)	(9.5)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $27.7 million, or 10.3%, during the first six months of 2012 compared to the first six months of 2011. Foreign currency translation had a negative impact of approximately $7.6 million. The remaining decrease of $20.1 million in Shrink Management Solutions was due to declines in organic growth in EAS consumables, CheckView®, and Alpha®. These decreases were partially offset by an increase in Merchandise Visibility (RFID).

The EAS consumables revenues decrease in the first six months of 2012 as compared to the first six months of 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in Europe EAS label volumes with certain customers.

The CheckView® revenue decrease in the first six months of 2012 as compared to the first six months of 2011 was due to lower volume of installations and on-going services with existing customers. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been impacted, and may continue to be impacted by current economic trends.

Alpha® revenues decreased in the first six months of 2012 as compared to the first six months of 2011 due to worsened market conditions in the U.S. as well as Europe for high theft prevention products during the first six months of 2012. This factor was partially offset by a strong demand for Alpha® products in the International Americas and Asia.

The Merchandise Visibility (RFID) revenues increased in the first six months of 2012 as compared to the first six months of 2011. The increase was primarily due to a substantial roll-out with RFID enabled technology in Europe in the first six months of 2012, which did not occur in the first six months of 2011.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $3.1 million, or 3.3%, in the first six months of 2012 as compared to the first six months of 2011. After considering the foreign currency translation negative impact of approximately $2.7 million, the remaining decrease of $0.4 million was due to a $18.7 million decline in organic revenues, primarily due to declines in sales volumes across all geographies. The weakness in these markets is broad based. A large portion of our Europe customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors that resulted in delays in peak season ordering. This decline in revenues was partially offset by the inclusion of $18.3 million in revenues attributable to the Shore to Shore businesses, which we acquired in May 2011.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $7.2 million, or 20.2%, in the first six months of 2012 as compared to the first six months of 2011. After considering the foreign currency translation negative impact of $2.0 million, the $5.2 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in the remainder of 2012 due to the continued shifts in market demand for HLS products.

Gross Profit

During the first six months of 2012, gross profit decreased $25.9 million, or 16.7%, from $155.1 million to $129.2 million. The negative impact of foreign currency translation on gross profit was approximately $3.6 million. Gross profit, as a percentage of net revenues, decreased from 38.9% to 35.8%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 40.5% in the first six months of 2011 to 39.8% in the first six months of 2012. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables and CheckView®. The decrease was partially offset by higher margins in Merchandise Visibility (RFID). EAS Consumables margins were lower due to the costs incurred related to the shutdown of certain EAS label manufacturing operations and lower volumes impacting capacity utilization. Also impacting EAS consumables margins is the decline in higher margin Hard Tag @ Source revenues. The decline in CheckView® margins was primarily due to customer product and service mix, as well as operational inefficiencies. Merchandise Visibility (RFID) margins offset the declines in gross margin due to a substantial roll-out of RFID enabled technology in Europe.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 23.4% in the first six months of 2012, from 31.0% in the first six months of 2011. Recent actions to restructure and right size our manufacturing footprint contributed to a temporary reduction in gross margins, including an impact on inventory reserves. The impact of the Shore to Shore acquisition, and unfavorable manufacturing variances driven by excess capacity at certain facilities also contributed to the decline.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 43.0% in the first six months of 2012 from 48.2% in the first six months of 2011. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in the first six months of 2012 and lower margins in Retail Display Solutions (RDS) resulting primarily from inventory adjustments.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $14.1 million, or 9.3%, during the first six months of 2012 compared to the first six months of 2011. Foreign currency translation decreased SG&A expenses by approximately $4.1 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $11.3 million. The Shore to Shore acquisition increased SG&A expense by $3.5 million. Increases in bad debt expense, an increase in legal costs due primarily to litigation matters, and costs associated with the CEO transition were partially offset by incentive compensation adjustments.

Research and Development Expenses

Research and development (R&D) expenses were $8.7 million, or 2.4% of revenues, in the first six months of 2012 and $10.1 million, or 2.5% of revenues in the first six months of 2011.

Restructuring Expenses

Restructuring expenses were $23.0 million, or 6.4% of revenues in the first six months of 2012 compared to $3.1 million or 0.8% of revenues in the first six months of 2011.

Goodwill Impairment

Goodwill impairment expense was $64.4 million in the first six months of 2012, without a comparable charge in the first six months of 2011. The non-cash impairment expense in the first six months of 2012 is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Acquisition Costs

Acquisition Costs for the first six months of 2012 were $110 thousand compared to $2.2 million for the first six months in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million of expense in the first six months of 2012 compared to $0.3 million of expense in the first six months of 2011. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary. During the first six months of 2012, these expenses represent legal and forensic costs incurred in connection with the Canada matter.

Other Operating Income

Other operating income was $16.7 million, or 4.2% of revenues in the first six months of 2011 without comparable income in 2012. The 2011 other operating income was attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements which was completed in 2011.

Interest Income and Interest Expense

Interest income for the first six months of 2012 decreased $0.8 million from the comparable six months in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during the first six months of 2012 compared to the first six months of 2011.

Interest expense for the first six months of 2012 increased $0.3 million from the comparable six months in 2011 due to the debt assumed from the Shore to Shore acquisition as well as higher interest charged on our revolving credit facility due to an increase in our total leverage ratio.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.3 million in the first six months of 2012 compared to a net loss of $0.3 million in the first six months of 2011. There was a $0.6 million foreign exchange loss during the first six months of 2012 compared to a $0.7 million foreign exchange loss during the first six months of 2011.

Income Taxes

The effective tax rate for the first six months of 2012 was 4.2% as compared to 18.1% for the first six months of 2011. The increase in the 2012 tax rate was due to the impairment charges and the valuation allowance position in the U.S. The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the first six months of 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting period ended June 24, 2012.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $1.6 million and $0.8 million in the first six months of 2012 and 2011, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The loss from discontinued operations in the first six months of 2012 includes a non-cash impairment charge of $1.0 million, net of tax.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net (loss) earnings attributable to Checkpoint Systems, Inc. was a loss of $105.2 million, or $2.57 per diluted share, during the first six months of 2012 compared to earnings of $1.1 million, or $0.03 per diluted share, during the first six months of 2011. The weighted-average number of shares used in the diluted earnings per share computation were 40.9 million and 40.9 million for the first six months of 2012 and 2011, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2012 our focus has been and will continue to be on cost control, including restructuring, and working capital management. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions have put pressure on our debt covenants during 2012. We are addressing the covenant violations discussed below by managing worldwide cash levels and obtaining debt covenant waivers and amendments to facilitate timely execution of our worldwide restructuring efforts.

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. In addition, the amendments prohibit the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

Our covenant calculations as of June 24, 2012 were in excess of the amended leverage ratio and original fixed charge coverage ratio covenants related to our Debt Agreements.

On July 31, 2012, we received additional amendments to our Debt Agreements, which contain several modifications. The amendments reduce the total commitment of the Senior Secured Credit Facility to $75.0 million. The amendments increase the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. The actual leverage ratio as of June 24, 2012 is 4.09. In addition, the amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the amendments. This provision is effective until we are in compliance with our original covenant requirements. In connection with the additional amendment to the debt agreements, the Company expects to incur $2.9 million in fees and expenses during the fiscal quarter ending September 23, 2012.

Absent the waiver and additional July 2012 amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility will increase to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

The ongoing financial and credit crisis has reduced credit availability and liquidity for many companies. We believe, however, that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, and hand-held labeling tools and services from monitoring and maintenance), repeat customer business, the anticipated effect of our restructuring activities, and our cash position and borrowing capacity should provide us with adequate cash flow and liquidity to execute our business plan and sustain us through this challenging period. We are working to reduce our liquidity risk by accelerating efforts to improve working capital while reducing expenses in areas that will not adversely impact the future potential of our business. We evaluate the risk and creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.

As of June 24, 2012, our cash and cash equivalents were $84.3 million compared to $93.5 million as of December 25, 2011. Cash and cash equivalents changed in 2012 primarily due to $10.6 million of cash provided by operating activities, partially offset by $11.0 million of cash used in financing activities, $7.8 million of cash used in investing activities, and a $1.0 million effect of foreign currency.

Cash provided by operating activities was $23.7 million lower during the first six months of 2012 compared to the first six months of 2011. In the first six months of 2012 compared to the first six months of 2011, our cash from operating activities was impacted negatively by a decrease in unearned revenues, accounts payable, other current liabilities and an decrease in other current assets, which was partially offset by a decrease in accounts receivable and inventories compared to the first six months of 2011. Unearned revenues decreased primarily due to the decrease of future contracted customer orders during the first six months of 2012. Accounts payable decreased primarily due to decreased customer orders during the first six months of 2012 compared to the first six months of 2011. Other current liabilities decreased due to the timing of payments during the second quarter of 2012. The increase in other current assets is associated with an increase in current income tax receivable. Accounts receivable decreased primarily due to decreased sales during the first six months of 2012 compared to the first six months of 2011. Inventory fluctuations are due to decreased customer orders during 2012 in comparison with 2011. We anticipate a reduction of the levels of inventory to improve working capital over the remainder of 2012.

Cash used in investing activities was $50.7 million less during the first six months of 2012 compared to the first six months of 2011. This was primarily due to the Shore to Shore acquisition that took place in the second quarter of 2011.

Cash used in financing activities was $38.4 million greater in the first six months of 2012 compared to the first six months of 2011. The increase in cash used in financing activities was primarily due to a decrease in proceeds from the long-term debt and an increase in payments of the short-term debt during the first six months of 2012 compared to the first six months of 2011.

Our percentage of total debt to total equity as of June 24, 2012, was 32.7% compared to 28.4% as of December 25, 2011. As of June 24, 2012, our working capital was $216.7 million compared to $233.1 million as of December 25, 2011.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $8.7 million and $10.1 million during the first six months of 2012 and the first six months of 2011, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $10 million on R&D to support achievement of our strategic plan during the remainder of 2012.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2012, our contribution to these plans was $2.6 million. Our total funding expectation for 2012 is $4.5 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2012 totaled $8.4 million compared to $9.4 million during the same period in 2011. During the first six months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, compared to $3.7 million during the first six months of 2011. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $8 million in 2012.

In June 2012, $8.0 million (HKD 61.8 million) was paid in order to extinguish our existing Hong Kong term loan. The term loan was included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In June 2012, $0.7 million (INR 37.2 million) was paid in order to extinguish an overdraft facility and other short-term loans assumed in connection with the acquisition of the Shore to Shore businesses. The loans were included in short-term borrowings in the accompanying Consolidated Balance Sheets.
In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft, import line and import cash line. As of June 24, 2012, $2.6 million and $0.3 million were outstanding on the term loan and import cash line, respectively.

In January 2011, we entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our Senior Secured Credit Facility. The acquisition payment, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

In December 2009, we entered into new full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of June 24, 2012 the factoring arrangements had a balance of $1.1 million (€0.8 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.7 million (€0.6 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

In October 2009, we entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. The arrangement is secured by trade receivables. Borrowings bear interest at rates of EURIBOR plus a margin of 3.00%. As of June 24, 2012, the interest rate was 3.8%. As of June 24, 2012, our short-term full-recourse factoring arrangement equaled $7.2 million (€5.7 million) and is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Senior Secured Credit Facility

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $175.0 million. As of June 24, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

The Senior Secured Credit Facility contains a $25.0 million sublimit for the issuance of letters of credit of which $1.4 million, issued under the Senior Secured Credit Facility, are outstanding as of June 24, 2012. The Senior Secured Credit Facility also contains a $25.0 million sublimit for swingline loans.

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

Pursuant to the terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries are guarantors of our obligations under the Senior Secured Credit Facility. Refer to the section below for discussion of debt covenants and amendments to the Senior Secured Credit Facility.

Senior Secured Notes

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of June 24, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary.

The Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment. Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes. Refer to the section below for discussion of debt covenants and amendments to the Senior Secured Notes.

Debt Covenant Compliance; Amendments to Debt Agreements

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25th, June 24th and September 23, 2012. In addition, the amendments prohibit the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

Our covenant calculations as of June 24, 2012 were in excess of the amended leverage ratio and original fixed charge coverage ratio covenants related to our Debt Agreements.

On July 31, 2012, we received additional amendments to our Debt Agreements, which contain several modifications. The amendments reduce the total commitment of the Senior Secured Credit Facility to $75.0 million. Typically, our outstanding borrowings under our Senior Secured Credit Facility have not exceeded the amended $75.0 million borrowing capacity. The amendments increase the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012, decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. The actual leverage ratio as of June 24, 2012 is 4.09. In addition, the amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the amendments. This provision is effective until we are in compliance with our original covenant requirements. Refer to additional discussion regarding covenant compliance above in this Liquidity and Capital Resources section and also Note 4 of the Consolidated Financial Statements.

Absent the waiver and additional July 2012 amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility will increase to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

Provisions for Restructuring

During the second quarter of 2012, in conjunction with our strategic shift, we launched a new profit improvement initiative, Project LEAN, which is designed to restructure the Company to support a more focused product range while positioning Checkpoint to return to profitable growth. Project LEAN will be reported as part of the Global Restructuring Plan.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $51 million to $54 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and $19 million to $21 million in total anticipated costs for the SG&A Restructuring Plan. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and six months ended June 24, 2012 and June 26, 2011 was as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	13,661	—	14,219	—
Asset Impairments	5,297	—	5,297	—
Other exit costs	1,785	—	2,506	—
SG&A Restructuring Plan
Severance and other employee-related charges	523	874	896	2,459
Other exit costs	—	578	66	610
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(32)	—	(41)
Other exit costs	—	75	—	64
Total	$21,266	$1,495	$22,984	$3,092

Restructuring accrual activity for the six months ended June 24, 2012 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 24, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	9,710	14,702	(483)	(8,337)	287	15,879
Other exit costs(1)	—	2,506	—	(2,506)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	954	(58)	(4,076)	(207)	3,331
Other exit costs(2)	1,109	66	—	(746)	(16)	413
Manufacturing Restructuring Plan
Other exit costs	75	—	—	—	—	75
Total	$17,612	$18,228	$(541)	$(15,665)	$64	$19,698

(1)
During the first six months of 2012, there was a net charge to earnings of $2.5 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets.

(2)	During the first six months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, legal costs, and outplacement costs.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN.  The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

For the six months ended June 24, 2012, the net charge to earnings of $22.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $51 million to $54 million, of which $41.4 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is 2,327, of which 746 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 24, 2012, the net charge to earnings of $1.0 million represents the current year activity related to the SG&A Restructuring Plan. The total anticipated costs related to the plan are expected to approximate $19 million to $21 million, of which $19.0 million have been incurred. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 358 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the six months ended June 24, 2012, there was no charge to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of June 24, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.2 million. Termination benefits are planned to be paid one month to 24 months after termination.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our 2011 annual impairment test indicated no impairment of our goodwill assets.

During the second quarter of 2012, we experienced deterioration in revenues and gross margins in each of our segments. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge was recorded in goodwill impairment on the Consolidated Statement of Operations. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in our reporting units.

Long-Lived Asset Impairment

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 25, 2011. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $16.0 million as of June 24, 2012, and $17.9 million as of December 25, 2011, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on our Consolidated Results of Operations and Financial Condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 24, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $6.5 million. The fair values of the forward exchange contracts were reflected as a $0.1 million asset and a $40 thousand liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from July 2012 to June 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 24, 2012, the fair value of these cash flow hedges were reflected as a $0.9 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $13.5 million (€10.0 million) and the unrealized loss recorded in other comprehensive income was $1.7 million (net of taxes of $82 thousand), of which $1.7 million (net of taxes of $82 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 24, 2012, a $0.4 million and $0.8 million expense related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized $40 thousand of hedge ineffectiveness during the six months ended June 24, 2012.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on additional analysis and other post-closing procedures designed to ensure that our Consolidated Financial Statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, management intends to increase the frequency and scope of our program of detailed reviews of financial transactions and reconciliations at all of our subsidiaries based on a formal, rotational review program to be conducted by qualified individuals including internal audit personnel.

Management has continued to implement these changes in our internal controls over financial reporting during the six months ended June 24, 2012 including the development of an enhanced comprehensive risk-based internal audit plan that will cover each of our consolidated subsidiaries.  We have already conducted a portion of the audits scheduled for fiscal year 2012. During the upcoming quarters we expect to continue to execute the fiscal 2012 internal audit plan including addressing the related findings and developing and executing remediation plans.  The remediation of the material weakness is expected to be completed in 2012.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. There have been no material developments to the actions described in Part I - Item 3 - “Legal Proceedings” contained in our Annual Report on Form 10-K for the year ended December 25, 2011, and there are no material pending legal proceedings other than as described therein.

Item 1A. RISK FACTORS

There have been no material changes from December 25, 2011 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow other than those updates included below. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 25, 2011.

We have entered into a senior secured credit facility agreement and senior secured notes agreement that restrict certain activities, and failure to comply with these agreements may have an adverse effect on our financial condition, results of operations and cash flows.

We maintain a senior secured credit facility and senior secured notes that contain restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our senior secured credit facility and senior secured notes agreements contain other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the requirements of the senior secured credit facility and/or senior secured notes agreements, we may be in default, and we may not be able to obtain the necessary amendments to the respective agreements or waivers of an event of default. Upon an event of default, if the respective agreements are not amended or the event of default is not waived, the lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms. The impacts of our restructuring initiatives and on-going economic conditions have put pressure on our debt covenants during 2012.

During the first quarter of 2012, we pursued an amendment to temporarily increase the leverage ratio through the end of the third quarter of 2012. This amendment was approved and deemed effective as of February 17, 2012.

On July 31, 2012, we reached an agreement with our lenders to amend our debt agreements to facilitate our ability to execute our redefined strategy and expanded restructuring plan. The amendment increased both the required leverage ratio covenant, which is now based on adjusted EBITDA, and the required fixed charge coverage ratio through the first quarter of 2013, and includes a waiver of the fixed charge coverage ratio through the third quarter of 2012 and a decrease for the fourth quarter of 2012. Absent the waiver and additional amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended June 24, 2012.

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

Our 2011 annual impairment test indicated no impairment of our goodwill or intangible assets. During the second quarter of 2012, we experienced deterioration in revenues and gross margins in each of our segments. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash goodwill impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability.

Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets for the remaining reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Shrink Management Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 10.1	Letter Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2012).

Exhibit 10.2
Second Amendment to Credit Agreement dated as of July 31, 2012 by and among the Company, Checkpoint Manufacturing Japan Co. Ltd., CP International Systems C.V. as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, and Wells Fargo, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement.

Exhibit 10.3
Second Amendment to Note Purchase and Private Shelf Agreement dated July 31, 2012 among the Company and each subsidiary of the Company identified as subsidiary guarantors and each of the holders of Notes with Prudential Investment Management, Inc. (“Prudential”) and certain Prudential affiliates.

Exhibit 10.4
First Amendment to Collateral Agency and Intercreditor Agreement dated July 31, 2012 by and among Wells Fargo, National Association, in its capacity as Collateral Agent for and on behalf of the Noteholders and the Bank Secured Parties, Wells Fargo National Association, in its capacity as Administrative Agent; and Prudential Investment Management, Inc., as Noteholders.

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

CHECKPOINT SYSTEMS, INC.

August 2, 2012	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 10.1	Letter Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2012).

Exhibit 10.2
Second Amendment to Credit Agreement dated as of July 31, 2012 by and among the Company, Checkpoint Manufacturing Japan Co. Ltd., CP International Systems C.V. as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, and Wells Fargo, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement.

Exhibit 10.3
Second Amendment to Note Purchase and Private Shelf Agreement dated July 31, 2012 among the Company and each subsidiary of the Company identified as subsidiary guarantors and each of the holders of Notes with Prudential Investment Management, Inc. (“Prudential”) and certain Prudential affiliates.

Exhibit 10.4
First Amendment to Collateral Agency and Intercreditor Agreement dated July 31, 2012 by and among Wells Fargo, National Association, in its capacity as Collateral Agent for and on behalf of the Noteholders and the Bank Secured Parties, Wells Fargo National Association, in its capacity as Administrative Agent; and Prudential Investment Management, Inc., as Noteholders.

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