Form 10-Q
period 2012-09-23
CHECKPOINT SYSTEMS INC
filed 2012-11-01
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 29, 2012, there were 40,594,789 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	September 23, 2012	December 25, 2011	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,124	$93,481
Restricted cash	—	291
Accounts receivable, net of allowance of $15,107 and $12,627	179,034	208,889
Inventories	110,051	130,987
Other current assets	45,602	44,548
Deferred income taxes	7,776	7,720
Assets of discontinued operations held for sale	3,836	6,320
Total Current Assets	421,423	492,236
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,804	1,920
PROPERTY, PLANT, AND EQUIPMENT, net	114,332	132,161
GOODWILL	222,958	286,103
OTHER INTANGIBLES, net	76,954	84,557
DEFERRED INCOME TAXES	26,946	27,241
OTHER ASSETS	13,363	20,263
TOTAL ASSETS	$877,780	$1,044,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,360	$21,778
Accounts payable	64,757	68,886
Accrued compensation and related taxes	29,507	27,620
Other accrued expenses	54,286	58,242
Income taxes	—	4,080
Unearned revenues	11,545	22,142
Restructuring reserve	15,780	17,612
Accrued pensions — current	4,429	4,453
Other current liabilities	28,727	32,867
Liabilities of discontinued operations held for sale	1,078	1,440
Total Current Liabilities	214,469	259,120
LONG-TERM DEBT, LESS CURRENT MATURITIES	111,335	128,684
ACCRUED PENSIONS	78,381	78,815
OTHER LONG-TERM LIABILITIES	32,651	29,894
DEFERRED INCOME TAXES	18,817	18,628
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,600,006 and 44,241,105 shares	4,460	4,424
Additional capital	423,165	418,211
Retained earnings	53,782	164,268
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	11,370	12,741
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	421,257	528,124
NON-CONTROLLING INTERESTS	870	1,216
TOTAL EQUITY	422,127	529,340
TOTAL LIABILITIES AND EQUITY	$877,780	$1,044,481

* Derived from the Company’s audited Consolidated Financial Statements at December 25, 2011.
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
		(As Revised)		(As Revised)
Net revenues	$188,163	$215,049	$548,856	$613,745
Cost of revenues	116,149	133,961	347,626	377,588
Gross profit	72,014	81,088	201,230	236,157
Selling, general, and administrative expenses	59,950	67,802	197,325	219,294
Research and development	4,441	5,476	13,132	15,612
Restructuring expenses	4,112	17,279	27,096	20,371
Goodwill impairment	—	—	64,437	—
Acquisition costs	17	2	127	2,205
Other expense	—	289	745	587
Other operating income	—	2,590	—	19,262
Operating income (loss)	3,494	(7,170)	(101,632)	(2,650)
Interest income	396	984	1,291	2,677
Interest expense	4,668	2,221	8,542	5,781
Other gain (loss), net	325	(783)	29	(1,049)
Loss from continuing operations before income taxes	(453)	(9,190)	(108,854)	(6,803)
Income taxes expense (benefit)	3,765	38,355	(810)	38,788
Net loss from continuing operations	(4,218)	(47,545)	(108,044)	(45,591)
Loss from discontinued operations, net of tax expense of $0, $433, $0, and $0	(1,167)	(1,069)	(2,797)	(1,874)
Net loss	(5,385)	(48,614)	(110,841)	(47,465)
Less: (loss) earnings attributable to non-controlling interests	(51)	48	(355)	50
Net loss attributable to Checkpoint Systems, Inc.	$(5,334)	$(48,662)	$(110,486)	$(47,515)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(1.17)	$(2.63)	$(1.13)
Loss from discontinued operations, net of tax	(0.03)	(0.03)	(0.07)	(0.04)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(1.20)	$(2.70)	$(1.17)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(1.17)	$(2.63)	$(1.13)
Loss from discontinued operations, net of tax	(0.03)	(0.03)	(0.07)	(0.04)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(1.20)	$(2.70)	$(1.17)

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
		(As Revised)		(As Revised)
Net loss	$(5,385)	$(48,614)	$(110,841)	$(47,465)
Amortization of pension plan actuarial losses, net of tax	68	253	210	9
Change in realized and unrealized (losses) gains on derivative hedges, net of tax	(799)	1,814	(801)	52
Foreign currency translation adjustment	6,305	(12,423)	(771)	9,594
Comprehensive income (loss)	189	(58,970)	(112,203)	(37,810)
Less: comprehensive (loss) income attributable to non-controlling interests	(65)	48	(346)	50
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$254	$(59,018)	$(111,857)	$(37,860)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 26, 2010 (As Revised)	43,843	$4,384	$407,383	$230,837	4,036	$(71,520)	$10,470	$—	$581,554
Net loss				(66,569)				(57)	(66,626)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit on stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment							3,540	2	3,542
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(110,486)				(355)	(110,841)
Exercise of stock-based compensation and awards released	359	36	886						922
Tax benefit on stock-based compensation			(424)						(424)
Stock-based compensation expense			3,822						3,822
Deferred compensation plan			670						670
Amortization of pension plan actuarial losses, net of tax							210		210
Change in realized and unrealized losses on derivative hedges, net of tax							(801)		(801)
Foreign currency translation adjustment							(780)	9	(771)
Balance, September 23, 2012	44,600	$4,460	$423,165	$53,782	4,036	$(71,520)	$11,370	$870	$422,127

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months (39 weeks) ended	September 23, 2012	September 25, 2011
Cash flows from operating activities:		(As Revised)
Net loss	$(110,841)	$(47,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,184	27,367
Deferred taxes	(967)	48,045
Stock-based compensation	3,737	6,208
Provision for losses on accounts receivable	3,400	2,237
Excess tax benefit on stock compensation	(97)	(598)
Gain on disposal of fixed assets	(1,069)	(19)
Intangible impairment	1,442	—
Goodwill impairment	64,807	—
Restructuring related asset impairment	6,156	7,479
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	32,875	(2,035)
Inventories	19,634	(35,329)
Other current assets	633	(29,507)
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(4,562)	4,242
Income taxes	(3,319)	(2,869)
Unearned revenues	(10,143)	11,798
Restructuring reserve	(1,983)	7,526
Other current and accrued liabilities	(3,696)	7,855
Net cash provided by operating activities	21,191	4,935
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(10,415)	(14,424)
Acquisitions of businesses, net of cash acquired	—	(75,937)
Change in restricted cash	291	(82)
Proceeds from sale of real estate	4,560	—
Other investing activities	1,148	408
Net cash used in investing activities	(4,416)	(90,035)
Cash flows from financing activities:
Proceeds from stock issuances	922	2,336
Excess tax benefit on stock compensation	97	598
Proceeds from short-term debt	3,451	16
Payment of short-term debt	(11,481)	(1,612)
Net change in factoring and bank overdrafts	(9,121)	(2,391)
Proceeds from long-term debt	3,000	63,750
Payment of long-term debt	(20,439)	(47,701)
Debt issuance costs	(2,113)	—
Net cash (used in) provided by financing activities	(35,684)	14,996
Effect of foreign currency rate fluctuations on cash and cash equivalents	552	4,031
Net decrease in cash and cash equivalents	(18,357)	(66,073)
Cash and cash equivalents:
Beginning of period	93,481	172,473
End of period	$75,124	$106,400
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Revision of Previously Issued Consolidated Financial Statements

Checkpoint Systems, Inc. (the "Company") is revising herein its historical financial statements for the three and nine months ended September 25, 2011. As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, the revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to the intentional misstatement of expenses due to the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary. The Company assessed the impact of these errors on its prior interim financial statements and concluded that these errors were not material, individually or in the aggregate to those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors in the prior year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements. All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised.

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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, the Company received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider. The income from the settlement will be recorded in the fourth quarter of 2012 in other expense in the Consolidated Statement of Operations. For further information, refer to Note 15, "Subsequent Events".

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

The following tables summarize the effects of the adjustments on basic (loss) earnings per share, diluted (loss) earnings per share, operating (loss) income, income taxes, (loss) earnings from continuing operations before income taxes, and net (loss) earnings attributable to Checkpoint Systems, Inc. for the three and nine months ended September 25, 2011.

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 25, 2011		September 25, 2011
Loss attributable to Checkpoint Systems, Inc. per share	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
As Previously Reported	$(1.21)	$(1.21)	$(1.21)	$(1.21)
Revision Adjustments:
Canada Adjustments	0.01	0.01	0.04	0.04
As Revised for Revision Adjustments	$(1.20)	$(1.20)	$(1.17)	$(1.17)
Discontinued Operations Adjustments	—	—	—	—
As Revised in this Quarterly Report on Form 10-Q	$(1.20)	$(1.20)	$(1.17)	$(1.17)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 25, 2011		September 25, 2011
(amounts in thousands)	Net Loss Attributable to Checkpoint Systems, Inc.	Loss from Continuing Operations Before Income Taxes	Net Loss Attributable to Checkpoint Systems, Inc.	Loss from Continuing Operations Before Income Taxes
As Previously Reported	$(49,259)	$(10,623)	$(49,050)	$(10,727)
Revision Adjustments:
Canada Adjustments	597	797	1,535	2,050
As Revised for Revision Adjustments	$(48,662)	$(9,826)	$(47,515)	$(8,677)
Discontinued Operations Adjustments	—	636	—	1,874
As Revised in this Quarterly Report on Form 10-Q	$(48,662)	$(9,190)	$(47,515)	$(6,803)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 25, 2011		September 25, 2011
(amounts in thousands)	Income Tax Expense	Operating Loss	Income Tax Expense	Operating Loss
As Previously Reported	$38,588	$(8,603)	$38,273	$(6,574)
Revision Adjustments:
Canada Adjustments	200	797	515	2,050
As Revised for Revision Adjustments	$38,788	$(7,806)	$38,788	$(4,524)
Discontinued Operations Adjustments	(433)	636	—	1,874
As Revised in this Quarterly Report on Form 10-Q	$38,355	$(7,170)	$38,788	$(2,650)

Comparison of revised financial statements to financial statements as originally reported

The following tables compare our previously reported Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income, and Cash Flows for the three and nine months ended September 25, 2011 to the corresponding financial statements for those years As Revised.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter
	(13 weeks) Ended
	September 25, 2011
(amounts in thousands, except per share data)	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Quarterly Report on Form 10-Q
Net revenues	$218,126	$218,126	$215,049
Cost of revenues	136,506	136,506	133,961
Gross profit	81,620	81,620	81,088
Selling, general, and administrative expenses	69,943	68,857	67,802
Research and development	5,476	5,476	5,476
Restructuring expenses	17,392	17,392	17,279
Acquisition costs	2	2	2
Other expense	—	289	289
Other operating income	2,590	2,590	2,590
Operating loss	(8,603)	(7,806)	(7,170)
Interest income	984	984	984
Interest expense	2,221	2,221	2,221
Other gain (loss), net	(783)	(783)	(783)
Loss from continuing operations before income taxes	(10,623)	(9,826)	(9,190)
Income taxes	38,588	38,788	38,355
Net loss from continuing operations	(49,211)	(48,614)	(47,545)
Loss from discontinued operations, net of tax expense of $0, $0, and $433	—	—	(1,069)
Net loss	(49,211)	(48,614)	(48,614)
Less: gain attributable to non-controlling interests	48	48	48
Net loss attributable to Checkpoint Systems, Inc.	$(49,259)	$(48,662)	$(48,662)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.21)	$(1.20)	$(1.17)
Loss from discontinued operations, net of tax	—	—	(0.03)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(1.21)	$(1.20)	$(1.20)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.21)	$(1.20)	$(1.17)
Loss from discontinued operations, net of tax	—	—	(0.03)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(1.21)	$(1.20)	$(1.20)

The As Revised in this Quarterly Report on Form 10-Q amounts include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 14 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

	Nine Months
	(39 weeks) Ended
	September 25, 2011
(amounts in thousands, except per share data)	As Previously Reported	As Revised for Revision Adjustments	As Revised in this Quarterly Report on Form 10-Q
Net revenues	$622,730	$622,730	$613,745
Cost of revenues	385,244	385,244	377,588
Gross profit	237,486	237,486	236,157
Selling, general, and administrative expenses	225,021	222,384	219,294
Research and development	15,612	15,612	15,612
Restructuring expenses	20,484	20,484	20,371
Acquisition costs	2,205	2,205	2,205
Other expense	—	587	587
Other operating income	19,262	19,262	19,262
Operating loss	(6,574)	(4,524)	(2,650)
Interest income	2,677	2,677	2,677
Interest expense	5,781	5,781	5,781
Other gain (loss), net	(1,049)	(1,049)	(1,049)
Loss from continuing operations before income taxes	(10,727)	(8,677)	(6,803)
Income taxes expense	38,273	38,788	38,788
Net loss from continuing operations	(49,000)	(47,465)	(45,591)
Loss from discontinued operations, net of tax expense of $0, $0, and $0	—	—	(1,874)
Net loss	(49,000)	(47,465)	(47,465)
Less: gain attributable to non-controlling interests	50	50	50
Net loss attributable to Checkpoint Systems, Inc.	$(49,050)	$(47,515)	$(47,515)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.21)	$(1.17)	$(1.13)
Loss from discontinued operations, net of tax	—	—	(0.04)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(1.21)	$(1.17)	$(1.17)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.21)	$(1.17)	$(1.13)
Loss from discontinued operations, net of tax	—	—	(0.04)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(1.21)	$(1.17)	$(1.17)

The As Revised in this Quarterly Report on Form 10-Q amounts include the effects of discontinued operations presentation on previously reported amounts. Refer to Note 14 to the Consolidated Financial Statements for discontinued operations presentation adjustments to previously reported amounts.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
	September 25, 2011		September 25, 2011
(amounts in thousands)	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Net loss	$(49,211)	$(48,614)	$(49,000)	$(47,465)
Amortization of pension plan actuarial losses, net of tax	253	253	9	9
Change in realized and unrealized gains on derivative hedges, net of tax	1,814	1,814	52	52
Foreign currency translation adjustment	(12,464)	(12,423)	9,621	9,594
Comprehensive loss	(59,608)	(58,970)	(39,318)	(37,810)
Less: comprehensive income attributable to non-controlling interests	48	48	50	50
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(59,656)	$(59,018)	$(39,368)	$(37,860)

There is no discontinued operations impact on the presentation of the As Revised in this Quarterly Report on Form 10-Q amounts.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	September 25, 2011
Nine months (39 weeks) ended	As Previously Reported	As Revised in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net loss	$(49,000)	$(47,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,367	27,367
Deferred taxes	47,530	48,045
Stock-based compensation	6,208	6,208
Provision for losses on accounts receivable	2,237	2,237
Excess tax benefit on stock compensation	(598)	(598)
Gain on disposal of fixed assets	(19)	(19)
Restructuring-related asset impairment	7,479	7,479
Increase in current assets, net of the effects of acquired companies:
Accounts receivable	(1,850)	(2,035)
Inventories	(35,199)	(35,329)
Other current assets	(29,458)	(29,507)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	4,405	4,242
Income taxes	(2,850)	(2,869)
Unearned revenues	11,798	11,798
Restructuring reserve	7,526	7,526
Other current and accrued liabilities	7,150	7,855
Net cash provided by operating activities	2,726	4,935
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(14,424)	(14,424)
Acquisition of businesses, net of cash acquired	(75,937)	(75,937)
Change in restricted cash	(82)	(82)
Other investing activities	408	408
Net cash used in investing activities	(90,035)	(90,035)
Cash flows from financing activities:
Proceeds from stock issuances	2,336	2,336
Excess tax benefit on stock compensation	598	598
Proceeds from short-term debt	16	16
Payment of short-term debt	(1,612)	(1,612)
Net change in factoring and bank overdrafts	(2,391)	(2,391)
Proceeds from long-term debt	63,750	63,750
Payment of long-term debt	(47,701)	(47,701)
Net cash provided by financing activities	14,996	14,996
Effect of foreign currency rate fluctuations on cash and cash equivalents	4,116	4,031
Net decrease in cash and cash equivalents	(68,197)	(66,073)
Cash and cash equivalents:
Beginning of period	173,802	172,473
End of period	$105,605	$106,400

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 23, 2012 and December 25, 2011 and our results of operations for the thirteen and thirty-nine weeks ended September 23, 2012 and September 25, 2011 and changes in cash flows for the thirty-nine weeks ended September 23, 2012 and September 25, 2011. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. During the third quarter ended September 23, 2012, we completed a project for which we had received a grant from the Chinese government that was recorded within restricted cash in the accompanying Consolidated Balance Sheet.

Accounts Receivable

At September 25, 2011, proceeds from the sale of accounts receivable related to a sales-type lease extension with a customer to a third party financial institution totaled $30.9 million. Proceeds from the initial sale of the accounts receivable are used to fund operations. This transaction meets the criteria for sale treatment in accordance with ASC 860 "Accounting for Transfers and Servicing of Financial Assets". We have presented the earnings recognized on the sale of the receivables separately under the line item captioned other operating income on our Consolidated Statements of Operations for the three and nine months ended September 25, 2011. There is no comparable amount for the three and nine months ended September 23, 2012.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of September 23, 2012 and December 25, 2011 were $22.3 million and $21.4 million, respectively. As of September 23, 2012, $18.1 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $4.2 million and $6.0 million as of September 23, 2012 and December 25, 2011, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

Assets Held For Sale

As a result of our restructuring plans, certain long-lived assets of our manufacturing facilities met held for sale criteria during the second quarter ended June 24, 2012 and $3.7 million of property, plant, and equipment, net was reclassified into other current assets on the Consolidated Balance Sheet. In the third quarter ended September 23, 2012, these long-lived assets of our manufacturing facilities were sold, resulting in a gain on sale of $0.8 million that was recognized in other exit costs within restructuring expenses on the Consolidated Statement of Operations.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of September 23, 2012 and December 25, 2011 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and nine months ended September 23, 2012 and September 25, 2011.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Nine months ended	September 23, 2012
Balance at beginning of year	$5,857
Accruals for warranties issued, net	4,176
Settlements made	(4,182)
Foreign currency translation adjustment	31
Balance at end of period	$5,882

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively to transactions or modifications of existing transactions that occur on or after December 26, 2011. The adoption of the standard has not had a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 25, 2012. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements," (ASU 2012-04). ASU 2012-04 amends current guidance by clarifying the FASB Accountings Standards Codification (Codification), correcting unintended application of guidance, or making minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments included in ASU 2012-04 intend to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in ASU 2012-04 that will not have transition guidance will be effective upon issuance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	September 23, 2012	December 25, 2011
Raw materials	$19,200	$28,128
Work-in-process	6,900	10,481
Finished goods	83,951	92,378
Total	$110,051	$130,987

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $77.0 million and $84.6 million as of September 23, 2012 and December 25, 2011, respectively.

The following table reflects the components of intangible assets as of September 23, 2012 and December 25, 2011:

		September 23, 2012		December 25, 2011
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$81,320	$48,311	$81,348	$43,945
Trade name	1 to 30	29,945	18,693	30,007	18,237
Patents, license agreements	3 to 14	60,133	49,424	60,249	47,704
Other	2 to 6	7,203	6,728	7,160	5,830
Total amortized finite-lived intangible assets		178,601	123,156	178,764	115,716

Indefinite-lived intangible assets:
Trade name		21,509	—	21,509	—
Total identifiable intangible assets		$200,110	$123,156	$200,273	$115,716

Amortization expense for the three and nine months ended September 23, 2012 was $2.4 million and $7.6 million, respectively.
Amortization expense for the three and nine months ended September 25, 2011 was $3.0 million and $8.6 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2012	$10,466
2013	$8,759
2014	$8,271
2015	$8,115
2016	$7,852

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 26, 2010	$165,324	$3,915	$62,086	$231,325
Acquired during the year	—	58,008	—	58,008
Discontinued operations	(3,782)	—	—	(3,782)
Translation adjustments	269	661	(378)	552
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	—	1,624
Impairment losses	—	(64,437)	—	(64,437)
Translation adjustments	(322)	229	(239)	(332)
Balance as of September 23, 2012	$161,489	$—	$61,469	$222,958

The following table reflects the components of goodwill as of September 23, 2012 and December 25, 2011:

	September 23, 2012			December 25, 2011
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$211,047	$49,558	$161,489	$213,836	$52,025	$161,811
Apparel Labeling Solutions	83,542	83,542	—	81,662	19,078	62,584
Retail Merchandising Solutions	131,618	70,149	61,469	130,640	68,932	61,708
Total goodwill	$426,207	$203,249	$222,958	$426,138	$140,035	$286,103

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

•
50% of the voting equity interests of the Cybsa Adapt SA de CV (El Salvador) joint venture. In accordance with ASC 323 “Investments—Equity Method and Joint Ventures,” we have applied the Equity Method in recording this joint venture.

During the second quarter of 2012, we finalized the purchase accounting of the acquisition of the Shore to Shore businesses. At June 24, 2012, the financial statements reflected the final allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This final allocation resulted in acquired goodwill of $59.7 million, of which $9.8 million is tax deductible, and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names.

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

Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $17 thousand and $0.1 million for the three and nine months ended September 23, 2012 and $2 thousand and $2.2 million for the three and nine months ended September 25, 2011, respectively.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheet as of September 23, 2012 and December 25, 2011, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the three and nine months ended September 23, 2012 and September 25, 2011. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our 2011 annual impairment test indicated no impairment of our goodwill assets.

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent annual impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the Company's assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge of the entire goodwill balance in our Apparel Labeling Solutions segment was recorded in goodwill impairment on the Consolidated Statement of Operations.

Our Shrink Management Solutions (SMS) segment is composed of four reporting units. The fair value of two of the four reporting units, Europe SMS and Asia Pacific SMS, exceeded their respective carrying values as of the date of the interim impairment test by approximately 10% and 8%, respectively. As of the date of our interim impairment test, the goodwill for these two reporting units totaled $72.0 million for Europe SMS and $12.0 million for Asia Pacific SMS. In determining the fair value of these reporting units, our projected cash flows did not contain significant growth assumptions. A 10% decline in operating results, or a 1.10% increase in our discount rates could result in future decreases in the fair values of these reporting units which could result in future impairments. The other reporting units within the SMS segment exceeded their respective carrying values by a significant margin.

Our Retail Merchandising Solutions (RMS) segment is composed of two reporting units. The fair value of one of the two reporting units, Europe RMS, exceeded its carrying value as of the date of the interim impairment test by approximately 11%. As of the date of our interim impairment test, the goodwill for the Europe RMS reporting unit totaled $59.3 million. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. A 11% decline in operating results, or a 1.60% increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. The other reporting unit within the Retail Merchandising segment exceeded its carrying value by a significant margin.

There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt at September 23, 2012 and at December 25, 2011 consisted of the following:

(amounts in thousands)	September 23, 2012	December 25, 2011
Overdraft	$309	$405
Full-recourse factoring liabilities	—	8,809
Term loans	2,436	9,125
Other short-term borrowings	1,078	2,529
Current portion of long-term debt	537	910
Total short-term borrowings and current portion of long-term debt	$4,360	$21,778

In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish our existing short-term full-recourse factoring agreement in Germany. The arrangement was included in short-term borrowings in the accompanying Consolidated Balance Sheets.

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
In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of September 23, 2012, $2.4 million and $0.4 million were outstanding on the term loan and overdraft/import line, respectively.

Long-Term Debt

Long-term debt as of September 23, 2012 and December 25, 2011 consisted of the following:

(amounts in thousands)	September 23, 2012	December 25, 2011
Senior secured credit facility:
$69 million variable interest rate revolving credit facility maturing in 2014	$44,206	$52,248
Senior Secured Notes:
$22 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	22,038	25,000
$22 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	22,038	25,000
$22 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	22,038	25,000
Full-recourse factoring liabilities	998	1,333
Other capital leases with maturities through 2016	554	1,013
Total	111,872	129,594
Less current portion	537	910
Total long-term portion	$111,335	$128,684

Senior Secured Credit Facility

On February 17, 2012, we received an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, June 24 and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the third quarter of 2012.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility increases to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the quarter ended September 23, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Credit Facility, which were capitalized and will be amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

On September 21, 2012, the Company repaid $6.1 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.2 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of September 23, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of September 23, 2012, $1.4 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 23, 2012 was $142 million.

Pursuant to the original terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility.

Senior Secured Notes

On February 17, 2012, we received an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, June 24 and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the quarter ended September 23, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.7 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in the third quarter of fiscal 2012 and $0.7 million, which were capitalized and will be amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, the Company repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, the Company recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of fiscal 2012.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of September 23, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 23, 2012 was $142 million.

The original Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment.  Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes.

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of September 23, 2012 the factoring arrangements had a balance of $1.0 million (€0.8 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.7 million (€0.5 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 23, 2012 was $1.0 million and $3.7 million ($1.0 million and $3.6 million, net of tax), respectively. For the three and nine months ended September 25, 2011, the total compensation expense was $1.4 million and $6.2 million ($1.1 million and $4.6 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.8 million and $1.1 million for the nine months ended September 23, 2012 and September 25, 2011, respectively.

Stock Options

Option activity under the principal option plans as of September 23, 2012 and changes during the nine months ended September 23, 2012 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2011	2,600,805	$19.54	4.39	$512
Granted	801,880	9.70
Exercised	(38,084)	8.83
Forfeited or expired	(254,527)	16.60
Outstanding at September 23, 2012	3,110,074	$17.37	4.79	$342
Vested and expected to vest at September 23, 2012	3,110,074	$17.37	4.79	$342
Exercisable at September 23, 2012	2,361,581	$19.58	3.29	$49

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 23, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 23, 2012 and September 25, 2011 was $0.1 million and $1.1 million, respectively.

As of September 23, 2012, $2.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

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

Nine months ended	September 23, 2012	September 25, 2011
Weighted-average fair value of grants	4.38	9.88
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	52.08%	49.85%
Expected life (in years)	5.06	4.96
Risk-free interest rate	0.750%	2.178%

Restricted Stock Units

Nonvested service based restricted stock units as of September 23, 2012 and changes during the nine months ended September 23, 2012 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 25, 2011	617,672	0.79	$21.29
Granted	210,795		$10.72
Vested	(186,254)		$11.38
Forfeited	(68,046)		$17.34
Nonvested at September 23, 2012	574,167	1.04	$21.09
Vested and expected to vest at September 23, 2012	574,167	1.04
Vested at September 23, 2012	61,250	—

The total fair value of restricted stock awards vested during the first nine months of 2012 was $2.1 million as compared to $3.3 million in the first nine months of 2011. As of September 23, 2012, there was $2.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.7 million at September 23, 2012, of which $0.3 million and $0.8 million was expensed for the three and nine months ended September 23, 2012. The total amount accrued related to the plan equaled $0.4 million at September 25, 2011, of which $0.2 million and $0.4 million was expensed for the three and nine months ended September 25, 2011. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 23, 2012 and September 25, 2011 were as follows:

(amounts in thousands)
Nine months ended	September 23, 2012	September 25, 2011
Interest	$8,194	$5,660
Income tax payments	$8,229	$9,309

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

At September 23, 2012 and September 25, 2011, the Company accrued $0.6 million and $3.0 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at September 23, 2012 and September 25, 2011 since they represent non-cash investing activities. Accrued capital expenditures at September 23, 2012 and September 25, 2011 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
		(As Revised)		(As Revised)
Basic loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(4,167)	$(47,593)	$(107,689)	$(45,641)
Diluted loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(4,167)	$(47,593)	$(107,689)	$(45,641)

Shares:
Weighted-average number of common shares outstanding	40,521	40,134	40,415	40,038
Shares issuable under deferred compensation agreements	546	471	531	455
Basic weighted-average number of common shares outstanding	41,067	40,605	40,946	40,493
Common shares assumed upon exercise of stock options and awards	—	—	—	—
Shares issuable under deferred compensation arrangements	—	—	—	—
Dilutive weighted-average number of common shares outstanding	41,067	40,605	40,946	40,493

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(1.17)	$(2.63)	$(1.13)
Loss from discontinued operations, net of tax	(0.03)	(0.03)	(0.07)	(0.04)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(1.20)	$(2.70)	$(1.17)

Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(1.17)	$(2.63)	$(1.13)
Loss from discontinued operations, net of tax	(0.03)	(0.03)	(0.07)	(0.04)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(1.20)	$(2.70)	$(1.17)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine month periods ended September 23, 2012 and September 25, 2011 were as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	3,296	2,601	3,068	2,250

(1)
Adjustments for stock options and awards of 15 shares and 64 shares, respectively were anti-dilutive in the three and nine months ended 2012. Adjustments for stock options and awards of 227 shares and 384 shares, respectively, and deferred compensation arrangements of 6 shares and 5 shares, respectively, were anti-dilutive in the three and nine months ended 2011. These shares were therefore excluded from the earnings per share calculation due to our net loss for the periods.

Note 8. INCOME TAXES

The effective tax rate for the thirty-nine weeks ended September 23, 2012 was 0.7% as compared to negative 570.2% for the thirty-nine weeks ended September 25, 2011. The increase in the effective tax rate for the thirty-nine weeks ended September 23, 2012 was due to the impairment charges and the valuation allowance position in the United States, discussed further below.

For the thirty-nine weeks ended September 23, 2012, included in the loss from earnings from continuing operations before income taxes were charges for impairments of goodwill and property, plant and equipment of $64.4 million and $6.2 million, respectively. Due to the unusual and infrequent nature of these charges, the $1.2 million tax benefit related to the asset impairments has been recorded discretely.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives. The Company operates and derives income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. At September 23, 2012 and December 25, 2011, we had net deferred tax assets of $11.3 million and $11.7 million respectively.

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

The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the three and six months ended June 24, 2012 and the three and nine months ended September 23, 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting periods ended June 24, 2012 and September 23, 2012.

Included in the Company's $45.6 million of other current assets is a current income tax receivable of $9.3 million. This amount represents estimated tax payments on account net of refunds received in the amount of $8.5 million and a tax benefit recorded on the Company's year to date pretax loss of $0.8 million. Included in the $28.7 million of other current liabilities is the Company's current deferred tax liability of $4.6 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11.0 million and $13.2 million at September 23, 2012 and December 25, 2011, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the nine months ended September 23, 2012 we recognized a release of interest and penalties expense of $0.7 million compared to an interest and penalties expense of $0.2 million during the nine months ended September 25, 2011, in the Statement of Operations. At September 23, 2012 and December 25, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.8 million and $4.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of
$2.3 million to $3.7 million.

We are currently under audit in the following major jurisdictions: Germany 2006 – 2009, Finland 2008 – 2009, and India 2008 – 2012.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 23, 2012 and September 25, 2011 were as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Service cost	$207	$247	$637	$736
Interest cost	940	1,125	2,898	3,346
Expected return on plan assets	10	39	31	117
Amortization of actuarial loss	54	12	166	37
Amortization of transition obligation	13	33	42	98
Amortization of prior service costs	1	1	2	2
Net periodic pension cost	$1,225	$1,457	$3,776	$4,336

We expect the cash requirements for funding the pension benefits to be approximately $4.7 million during fiscal 2012, including $3.7 million which was funded during the nine months ended September 23, 2012.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 23, 2012 and December 25, 2011 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement September 23, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$36	$—	$36	$—
Foreign currency revenue forecast contracts	170	—	170	—
Total assets	$206	$—	$206	$—

Foreign currency forward exchange contracts	$339	$—	$339	$—
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$339	$—	$339	$—

(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$463	$—	$463	$—
Foreign currency revenue forecast contracts	1,120	—	1,120	—
Total assets	$1,583	$—	$1,583	$—

Foreign currency forward exchange contracts	$415	$—	$415	$—
Foreign currency revenue forecast contracts	—	—	—	—
Total liabilities	$415	$—	$415	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the nine months ended September 23, 2012:

(amounts in thousands)	September 23, 2012
Beginning balance, net of tax	$1,542
Changes in fair value gain, net of tax	499
Reclassification to earnings, net of tax	(1,300)
Ending balance, net of tax	$741

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 23, 2012 and December 25, 2011 are summarized in the following table:

	September 23, 2012		December 25, 2011
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$44,206	$44,206	$52,248	$52,248
Senior secured notes	$66,114	$66,012	$75,000	$75,686

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Financial Instruments and Risk Management

We manufacture products in the U.S., Europe, and the Asia Pacific region for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 23, 2012 and December 25, 2011:

	September 23, 2012				December 25, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$170	Other current liabilities	$—	Other current assets	$1,120	Other current liabilities	$—
Total derivatives designated as hedging instruments		170		—		1,120		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	36	Other current liabilities	339	Other current assets	463	Other current liabilities	415
Total derivatives not designated as hedging instruments		36		339		463		415
Total derivatives		$206		$339		$1,583		$415

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended September 23, 2012 and September 25, 2011:

	September 23, 2012				September 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$(298)	Cost of sales	$543	$11	$1,390	Cost of sales	$(720)	$(188)
Total designated cash flow hedges	$(298)		$543	$11	$1,390		$(720)	$(188)

The following tables present the amounts affecting the Consolidated Statement of Operations for the nine months ended September 23, 2012 and September 25, 2011:

	September 23, 2012				September 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$524	Cost of sales	$1,322	$89	$(1,334)	Cost of sales	$(1,214)	$(293)
Total designated cash flow hedges	$524		$1,322	$89	$(1,334)		$(1,214)	$(293)

	Quarter				Nine Months
	(13 weeks) Ended				(39 weeks) Ended
	September 23, 2012		September 25, 2011		September 23, 2012		September 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(81)	Other gain (loss), net	$185	Other gain (loss), net	$193	Other gain (loss), net	$(216)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 23, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $13.7 million. The fair values of the forward exchange contracts were reflected as a $36 thousand asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2012 to March 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 23, 2012, the fair value of these cash flow hedges were reflected as a $0.2 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $7.2 million (€5.4 million) and the unrealized gain recorded in other comprehensive income was $0.9 million (net of taxes of $40 thousand), of which $0.9 million (net of taxes of $40 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 23, 2012, a $0.5 million and $1.3 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized zero and $40 thousand of hedge ineffectiveness during the three and nine months ended September 23, 2012.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan and approximately $19 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete.

Restructuring expense for the three and nine months ended September 23, 2012 and September 25, 2011 was as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	2,442	5,972	16,661	5,972
Asset impairments	859	7,479	6,156	7,479
Other exit costs	1,174	—	3,680	—
SG&A Restructuring Plan
Severance and other employee-related charges	(288)	3,661	608	6,120
Other exit costs	—	216	66	826
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(49)	—	(90)
Other exit costs	(75)	—	(75)	64
Total	$4,112	$17,279	$27,096	$20,371

Restructuring accrual activity for the nine months ended September 23, 2012 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 23, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	9,710	18,106	(1,445)	(13,969)	89	12,491
Other exit costs(1)	—	3,680	—	(3,151)	—	529
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	805	(197)	(4,860)	(13)	2,453
Other exit costs(2)	1,109	66	—	(859)	(9)	307
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$22,657	$(1,717)	$(22,839)	$67	$15,780

(1)
During the first nine months of 2012, there was a net charge to earnings of $3.7 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During the first nine months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, and inventory and equipment moving costs, in connection with the restructuring plan.

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

For the nine months ended September 23, 2012, the net charge to earnings of $26.5 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $45.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is 2,296, of which 1,263 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 23, 2012, the net charge to earnings of $0.7 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $19 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 363 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the nine months ended September 23, 2012, there was a $0.1 million charge reversed to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of September 23, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.1 million.

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

Note 13. BUSINESS SEGMENTS

	Quarter				Nine Months
	(13 weeks) Ended				(39 weeks) Ended
(amounts in thousands)	September 23, 2012		September 25, 2011		September 23, 2012		September 25, 2011
			(As Revised)				(As Revised)
Business segment net revenue:
Shrink Management Solutions	$133,859		$147,719		$374,033		$415,620
Apparel Labeling Solutions	41,759		49,488		133,907		144,705
Retail Merchandising Solutions	12,545		17,842		40,916		53,420
Total revenues	$188,163		$215,049		$548,856		$613,745
Business segment gross profit:
Shrink Management Solutions	$56,026		$57,978		$151,525		$166,434
Apparel Labeling Solutions	10,101		14,733		31,626		44,213
Retail Merchandising Solutions	5,887		8,377		18,079		25,510
Total gross profit	72,014		81,088		201,230		236,157
Operating expenses	68,520	(1)	88,258	(2)	302,862	(3)	238,807	(4)
Interest (expense) income, net	(4,272)		(1,237)		(7,251)		(3,104)
Other gain (loss), net	325		(783)		29		(1,049)
Loss from continuing operations before income taxes	$(453)		$(9,190)		$(108,854)		$(6,803)

(1)	Includes a $4.1 million restructuring charge and a $17 thousand acquisition charge.

(2)	Includes a $17.3 million restructuring charge, a $0.3 million charge related to improper and fraudulent Canadian activities and a $2 thousand acquisition charge.

(3)
Includes a $64.4 million goodwill impairment charge, a $27.1 million restructuring charge, a $2.9 million charge related to our CEO transition, a $0.7 million charge for forensic and legal fees associated with the improper and fraudulent Canadian activities, and a $0.1 million acquisition charge.

(4)	Includes a $20.4 million restructuring charge, a $2.2 million acquisition charge, and a $0.6 million charge related to improper and fraudulent Canadian activities.

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

During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $0.7 million impairment of customer relationship intangible assets. During the third quarter of 2012, we performed an impairment test based on final negotiations of the selling price for the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.8 million additional impairment of customer relationship intangible assets. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the second and third quarters ended June 24, 2012 and September 23, 2012, respectively.

On October 1, 2012, we completed the sale of this business. For further information, refer to Note 15, "Subsequent Events".

The Company’s discontinued operations reflect the operating results for the disposal group.  The results for the three and nine months ended September 23, 2012 and September 25, 2011 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Net revenue	$2,808	$3,077	$10,504	$8,985
Gross profit	355	532	1,431	1,329
Selling, general, and administrative expenses	752	1,055	2,416	3,090
Restructuring expenses	—	113	—	113
Intangible impairment	770	—	1,442	—
Goodwill impairment	—	—	370	—
Operating loss	(1,167)	(636)	(2,797)	(1,874)
Loss from discontinued operations before income taxes	(1,167)	(636)	(2,797)	(1,874)
Loss from discontinued operations, net of tax(1)	$(1,167)	$(1,069)	$(2,797)	$(1,874)

(1)
As this business is located in the U.S. and a full valuation allowance is recorded in the U.S., there is no tax impact on the loss from discontinued operations for the three and nine months ended September 23, 2012, and the nine months ended September 25, 2011.

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of September 23, 2012 and December 25, 2011 the classification was as follows:

(amounts in thousands)	September 23, 2012	December 25, 2011
Accounts receivable, net	$1,525	$1,519
Inventories	1,045	1,087
Property, plant, and equipment, net	18	11
Goodwill	—	370
Other intangibles, net	312	1,754
Other assets	936	1,579
Assets of discontinued operations held for sale	$3,836	$6,320

Accounts payable	$372	$551
Accrued compensation and related taxes	—	40
Other accrued expenses	284	599
Unearned revenues	421	169
Restructuring reserve	—	78
Other liabilities	1	3
Liabilities of discontinued operations held for sale	$1,078	$1,440

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 15. SUBSEQUENT EVENTS

On October 1, 2012, the Company completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents plus a working capital adjustment for which the final calculation is yet to be determined. The working capital adjustment is determined based on the difference between $2.5 million and the final calculation of the working capital of the Banking Security Systems Integration business unit as of October 1, 2012. On October 1, 2012, the Company received cash proceeds of $1.5 million and a promissory note of $1.6 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. The selling price is also subject to a contingent consideration payment up to a maximum amount of $0.9 million. The contingent payment is based on the purchaser's revenues for the first year of its ownership of the Banking Security Systems Integration business unit. If these revenues exceed $10 million, the Company is entitled to a contingent payment amount of 10% of the revenues above $10 million, subject to certain adjustments, not to exceed a total contingent consideration payment of $0.9 million. The gain or loss on sale of the Banking Security Systems Integration business unit will be recorded through discontinued operations on the Consolidated Statement of Operations during the fourth quarter ended December 30, 2012.

We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of our loss related to the improper and fraudulent Canadian activities that impacted our fiscal years 2005 through 2011. The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. We incurred expenses related to the improper and fraudulent activities of $0.7 million during 2012. On October 10, 2012, the Company received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider. The income from the settlement will be recorded in the fourth quarter of 2012 in other expense in the Consolidated Statement of Operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Such risks, uncertainties and assumptions include, but are not limited, to the following: the impact upon operations of legal compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; changes in international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; changes in regulations or standards applicable to our products; the ability to successfully implement global cost reductions in operating expenses including field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting, including the ability to remediate the material weakness discovered during the year ended December 25, 2011; and risks generally associated with our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 25, 2011, and our other Securities and Exchange Commission filings.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees.  Total costs of the two plans are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $19 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the third quarter of 2012.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility increases to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender's prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

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

Revision of Previously Issued Consolidated Financial Statements

As previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2011, in December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim in the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, the Company received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider. The income from the settlement will be recorded in the fourth quarter of 2012 in other expense in the Consolidated Statement of Operations. For further information, refer to Note 15, "Subsequent Events".

All amounts in this Quarterly Report on Form 10-Q affected by the revision adjustments reflect such amounts as revised. In addition to the revisions described above, the effects of discontinued operations presentation on previously reported amounts have been included in order to reconcile between previously reported amounts and the final amounts as revised in this Quarterly Report on Form 10-Q.

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of September 23, 2012. The remediation of the material weakness has progressed as expected and is anticipated to be completed in 2012. See Part I-Item 4: Controls and Procedures.

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

Goodwill and indefinite-lived intangible assets are subject to tests for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We test for impairment on an annual basis as of fiscal month end of October of each fiscal year, relying on a number of factors including operating results, business plans, and anticipated future cash flows. Our management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising our business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Assumptions related to revenue, growth rates and operating margin are based on management's annual and ongoing forecasting, budgeting and planning processes and represent our best estimate of the future results of operations across the company. These estimates are subject to many assumptions, such as the economic environment across the segments in which we operate, end demand for our products, and competitor actions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record impairment charges. An erosion of future business results in any of the business units or significant declines in our stock price could result in an impairment to goodwill or other long-lived assets. These risks are discussed in Part 1- Item 1A - "Risk Factors", contained in our Annual Report on Form 10-K for the year ended December 25, 2011.

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent annual impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an interim assessment of goodwill was warranted. This resulted in the Company's assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash goodwill impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business coupled with recent declines in revenue and profitability. The impairment charge of the entire goodwill balance in our Apparel Labeling Solutions segment was recorded in goodwill impairment on the Consolidated Statement of Operations.

Our Shrink Management Solutions (SMS) segment is composed of four reporting units. The fair value of two of the four reporting units, Europe SMS and Asia Pacific SMS, exceeded their respective carrying values as of the date of the interim impairment test by approximately 10% and 8%, respectively. As of the date of our interim impairment test, the goodwill for these two reporting units totaled $72.0 million for Europe SMS and $12.0 million for Asia Pacific SMS. In determining the fair value of these reporting units, our projected cash flows did not contain significant growth assumptions. A 10% decline in operating results, or a 1.10% increase in our discount rates could result in future decreases in the fair values of these reporting units which could result in future impairments. The other reporting units within the SMS segment exceeded their respective carrying values by a significant margin.

Our Retail Merchandising Solutions (RMS) segment is composed of two reporting units. The fair value of one of the two reporting units, Europe RMS, exceeded its carrying value as of the date of the interim impairment test by approximately 11%. As of the date of our interim impairment test, the goodwill for the Europe RMS reporting unit totaled $59.3 million. In determining the fair value of this reporting unit, our projected cash flows did not contain significant growth assumptions. A 11% decline in operating results, or a 1.60% increase in our discount rate could result in a future decrease in the fair value of this reporting unit which could result in a future impairment. The other reporting unit within the Retail Merchandising segment exceeded its carrying value by a significant margin.

There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in these reporting units.

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 23, 2012 Compared to Thirteen Weeks Ended September 25, 2011

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
	September 23,	September 25,	(Fiscal 2012)
	2012	2011	vs.
Quarter ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net revenues
Shrink Management Solutions	71.1%	68.7%	(9.4)%
Apparel Labeling Solutions	22.2	23.0	(15.6)
Retail Merchandising Solutions	6.7	8.3	(29.7)
Net revenues	100.0	100.0	(12.5)
Cost of revenues	61.7	62.3	(13.3)
Total gross profit	38.3	37.7	(11.2)
Selling, general, and administrative expenses	31.9	31.5	(11.6)
Research and development	2.3	2.6	(18.9)
Restructuring expenses	2.2	8.0	(76.2)
Acquisition costs	—	—	N/A
Other expense	—	0.1	(100.0)
Other operating income	—	1.2	(100.0)
Operating income (loss)	1.9	(3.3)	(148.7)
Interest income	0.2	0.4	(59.8)
Interest expense	2.5	1.0	110.2
Other gain (loss), net	0.2	(0.4)	(141.5)
Loss from continuing operations before income taxes	(0.2)	(4.3)	(95.1)
Income taxes expense	2.0	17.8	(90.2)
Net loss from continuing operations	(2.2)	(22.1)	(91.1)
Loss from discontinued operations, net of tax	(0.6)	(0.5)	9.2
Net loss	(2.8)	(22.6)	(88.9)
Less: loss attributable to non-controlling interests	—	—	(206.3)
Net loss attributable to Checkpoint Systems, Inc.	(2.8)%	(22.6)%	(89.0)

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter of 2012 compared to the third quarter of 2011 decreased $26.9 million, or 12.5%, from $215.1 million to $188.2 million. Foreign currency translation had a negative impact on revenues of approximately $10.1 million, or 4.7%, in the third quarter of 2012 as compared to the third quarter of 2011.

(amounts in millions)
			Dollar Amount Change	Percentage Change
	September 23,	September 25,	(Fiscal 2012)	(Fiscal 2012)
	2012	2011	vs.	vs.
Quarter ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net Revenues:
Shrink Management Solutions	$133.9	$147.8	$(13.9)	(9.4)%
Apparel Labeling Solutions	41.8	49.5	(7.7)	(15.6)
Retail Merchandising Solutions	12.5	17.8	(5.3)	(29.7)
Net Revenues	$188.2	$215.1	$(26.9)	(12.5)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $13.9 million, or 9.4%, during the third quarter of 2012 compared to the third quarter of 2011. Foreign currency translation had a negative impact of approximately $6.6 million. The remaining decrease of $7.3 million in Shrink Management Solutions was due to organic declines in CheckView®, Alpha®, and EAS consumables. These decreases were partially offset by increases in EAS systems and Merchandise Visibility (RFID).

The CheckView® revenue decrease in the third quarter of 2012 as compared to the third quarter of 2011 was due to lower volume of installations and on-going services with existing customers in the U.S., International Americas, and Europe. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been adversely impacted, and may continue to be impacted by current economic trends.

Alpha® revenues decreased in the third quarter of 2012 as compared to the third quarter of 2011 due to worsened market conditions in Europe, Asia, and the U.S. for high theft prevention products during the third quarter of 2012. This factor was partially offset by stronger demand for Alpha® products in International Americas. We expect global Alpha revenues to increase in 2013 as a result of an increased focus on execution as well as increased attention on marketing of existing and new products.

The EAS consumables revenues decrease in the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in EAS label volumes with certain customers in the U.S., Asia, and Europe. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumables. These declines were partially offset by increased orders in International Americas.

The EAS systems revenues increase in the third quarter of 2012 as compared to the third quarter of 2011 was driven by new customer wins in Asia, Europe, and the U.S., and also due to new product installations with existing customers. For several of these customers, installations will continue through 2012 and into 2013.

Merchandise Visibility (RFID) revenues increased in the third quarter of 2012 as compared to the third quarter of 2011, as the business continues to gain traction with installations at several major retailers. The increase was due primarily to a roll-out with RFID enabled technology in Europe, which did not occur in the third quarter of 2011, as well as increased RFID business in the U.S. We expect RFID revenues to increase in 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $7.7 million, or 15.6%, in the third quarter of 2012 as compared to the third quarter of 2011. Foreign currency translation had a negative impact of approximately $1.9 million. The remaining decrease of $5.8 million was primarily due to declines in sales volumes across all geographies, delays in peak season ordering and changes in product mix. The weakness in these markets is broad based. A large portion of our Europe customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $5.3 million, or 29.7%, in the third quarter of 2012 as compared to the third quarter of 2011. After considering the foreign currency translation negative impact of $1.6 million, the $3.7 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in the remainder of 2012 due to the continued shifts in market demand for HLS products.

Gross Profit

During the third quarter of 2012, gross profit decreased $9.1 million, or 11.2%, from $81.1 million to $72.0 million. The negative impact of foreign currency translation on gross profit was approximately $2.6 million. Gross profit, as a percentage of net revenues, increased from 37.7% to 38.3%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased from 39.2% in the third quarter of 2011 to 41.9% in the third quarter of 2012. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems and EAS consumables, partially offset by lower margins in CheckView®. The increase in EAS Systems margins was due to product mix, as well as favorable manufacturing variances and decreased field service costs, primarily related to our restructuring efforts. The increase in EAS Consumables margins was due to decreased costs related to the shutdown of certain EAS label manufacturing operations and lower inventory costs. The decline in CheckView® margins was due to customer product and service mix, as well as operational inefficiencies.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 24.2% in the third quarter of 2012, from 29.8% in the third quarter of 2011. The decrease in the gross profit percentage of Apparel Labeling Solutions was primarily due to unfavorable manufacturing variances and increased inventory costs. The impact of the Shore to Shore acquisition continued to negatively impact margins. During the third quarter of 2012, we successfully implemented the initial phases of restructuring in Asia and North America and began to see positive gross margin impact late in the third quarter of 2012.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 46.9% in the third quarter of 2012 from 47.0% in the third quarter of 2011. The decrease in Retail Merchandising Solutions gross profit percentage was due primarily to the impact of the movement of a portion of this business to a distributor model.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $7.9 million, or 11.6%, during the third quarter of 2012 compared to the third quarter of 2011. Foreign currency translation decreased SG&A expenses by approximately $3.0 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $6.1 million, partially offset by an increase in performance incentive accruals for employees other than senior management. Additionally, decreases in bad debt expense and long-term incentive compensation adjustments also contributed to the overall decrease.

Research and Development Expenses

Research and development (R&D) expenses were $4.4 million, or 2.3% of revenues, in the third quarter of 2012 and $5.5 million, or 2.6% of revenues in the third quarter of 2011.

Restructuring Expenses

Restructuring expenses were $4.1 million, or 2.2% of revenues in the third quarter of 2012 compared to $17.3 million or 8.0% of revenues in the third quarter of 2011.

Acquisition Costs

Acquisition costs for the third quarter of 2012 were $17 thousand compared to $2 thousand for the third quarter in 2011.

Other Expense

Other expense was $0.3 million in the third quarter of 2011, without a comparable charge in 2012. The amount in the third quarter of 2011 represents the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary.

Other Operating Income

Other operating income was $2.6 million, or 1.2% of revenues in the third quarter of 2011 without comparable income in 2012. The third quarter of 2011 other operating income was attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements which was completed in 2011.

Interest Income and Interest Expense

Interest income for the third quarter of 2012 decreased $0.6 million from the comparable quarter in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during the third quarter of 2012 compared to the third quarter of 2011.

Interest expense for the third quarter of 2012 increased $2.4 million from the comparable quarter in 2011. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Notes, as well as a make-whole premium of $1.1 million on the Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.3 million in the third quarter of 2012 compared to a net loss of $0.8 million in the third quarter of 2011. The increase was primarily due to a $0.3 million foreign exchange gain during the third quarter of 2012 compared to a $0.9 million foreign exchange loss in the third quarter of 2011.

Income Taxes

The effective tax rate for the third quarter of 2012 was negative 831.1% as compared to negative 417.4% for the third quarter of 2011. The decrease in the third quarter 2012 tax rate was due to the impairment charges and the valuation allowance position in the U.S. The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the third quarter of 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting period ended September 23, 2012.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $1.2 million and $1.1 million in the third quarter of 2012 and 2011, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The loss from discontinued operations in the third quarter of 2012 includes a non-cash impairment charge of $0.8 million, net of tax.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $5.3 million, or $0.13 per diluted share, during the third quarter of 2012 compared to $48.7 million, or $1.20 per diluted share, during the third quarter of 2011. The weighted-average number of shares used in the diluted earnings per share computation were 41.1 million and 40.6 million for the third quarters of 2012 and 2011, respectively.

Thirty-Nine Weeks Ended September 23, 2012 Compared to Thirty-Nine Weeks Ended September 25, 2011

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
			Fiscal 2012
	September 23, 2012	September 25, 2011	vs
Nine months (39 weeks) ended	(Fiscal 2012)	(Fiscal 2011)	Fiscal 2011
		(As Revised)
Net revenues
Shrink Management Solutions	68.1%	67.7%	(10.0)%
Apparel Labeling Solutions	24.4	23.6	(7.5)
Retail Merchandising Solutions	7.5	8.7	(23.4)
Net revenues	100.0	100.0	(10.6)
Cost of revenues	63.3	61.5	(7.9)
Total gross profit	36.7	38.5	(14.8)
Selling, general, and administrative expenses	36.0	35.7	(10.0)
Research and development	2.4	2.5	(15.9)
Restructuring expenses	4.9	3.3	33.0
Goodwill impairment	11.8	—	N/A
Acquisition costs	—	0.4	(94.2)
Other expense	0.1	0.1	26.9
Other operating income	—	3.1	(100.0)
Operating loss	(18.5)	(0.4)	N/A
Interest income	0.2	0.4	(51.8)
Interest expense	1.5	0.9	47.8
Other gain (loss), net	—	(0.2)	(102.8)
Loss from continuing operations before income taxes	(19.8)	(1.1)	N/A
Income taxes (benefit) expense	(0.1)	6.3	(102.1)
Net loss from continuing operations	(19.7)	(7.4)	137.0
Loss from discontinued operations, net of tax	(0.5)	(0.3)	49.3
Net loss	(20.2)	(7.7)	133.5
Less: loss attributable to non-controlling interests	(0.1)	—	N/A
Net loss attributable to Checkpoint Systems, Inc.	(20.1)%	(7.7)%	132.5%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first nine months of 2012 compared to the first nine months of 2011 decreased $64.9 million, or 10.6%, from $613.8 million to $548.9 million. Foreign currency translation had a negative impact on revenues of approximately $22.4 million, or 3.7%, in the first nine months of 2012 as compared to the first nine months of 2011.

(amounts in millions)
			Dollar Amount Change	Percentage Change
	September 23,	September 25,	(Fiscal 2012)	(Fiscal 2012)
	2012	2011	vs.	vs.
(39 weeks) Ended	(Fiscal 2012)	(Fiscal 2011)	(Fiscal 2011)	(Fiscal 2011)
		(As Revised)
Net Revenues:
Shrink Management Solutions	$374.1	$415.7	$(41.6)	(10.0)%
Apparel Labeling Solutions	133.9	144.7	(10.8)	(7.5)
Retail Merchandising Solutions	40.9	53.4	(12.5)	(23.4)
Net Revenues	$548.9	$613.8	$(64.9)	(10.6)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $41.6 million, or 10.0%, during the first nine months of 2012 compared to the first nine months of 2011. Foreign currency translation had a negative impact of approximately $14.2 million. The remaining decrease of $27.4 million in Shrink Management Solutions was due to declines in CheckView®, Alpha®, and EAS consumables. These decreases were partially offset by increases in Merchandise Visibility (RFID) and EAS systems.

The CheckView® revenue decrease in the first nine months of 2012 as compared to the first nine months of 2011 was due to lower volumes of installations and on-going services with existing customers. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been adversely impacted, and may continue to be impacted by current economic trends.

Alpha® revenues decreased in the first nine months of 2012 as compared to the first nine months of 2011 due to worsened market conditions in Europe, the U.S., and Asia for high theft prevention products during the first nine months of 2012. This factor was partially offset by a strong demand for Alpha® products in the International Americas. We expect global Alpha revenues to increase in 2013 as a result of an increased focus on execution as well as increased attention on marketing of existing and new products.

The EAS consumables revenues decrease in the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in EAS label volumes with certain customers in Europe, Asia, and the U.S. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products. These declines were partially offset by increased orders in International Americas.

The Merchandise Visibility (RFID) revenues increased in the first nine months of 2012 as compared to the first nine months of 2011, as the business continues to gain traction with installations at several major retailers. The increase was primarily due to a roll-out with RFID enabled technology in Europe in the first nine months of 2012, which did not occur in the first nine months of 2011, as well as increased business in the U.S. We expect RFID revenues to increase in 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

The EAS systems revenues increased in the first nine months of 2012 as compared to the first nine months of 2011. The increase was primarily driven by new customer wins in Asia, Europe, and the U.S., as well as higher levels of business with existing customers in the U.S. and International Americas. For several of these customers, installations will continue through 2012 and into 2013. These were partially offset by declines in Europe resulting from the lower volume of new product installations with existing customers. Historically, new store openings are a significant contributor to EAS systems revenues. These have been scaled back in the first nine months by many of our European based customers, who have increased their focus on margin improvement at existing stores.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $10.8 million, or 7.5%, in the first nine months of 2012 as compared to the first nine months of 2011. After considering the foreign currency translation negative impact of approximately $4.6 million, the remaining decrease of $6.2 million was due to a $24.5 million decline in organic revenues, primarily due to declines in sales volumes across Europe, the U.S., and International Americas. The weakness in these markets is broad based. A large portion of our Europe customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors that resulted in delays in peak season ordering. This decline in revenues was partially offset by the inclusion of $18.3 million in revenues attributable to the Shore to Shore businesses, which we acquired in May 2011.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $12.5 million, or 23.4%, in the first nine months of 2012 as compared to the first nine months of 2011. After considering the foreign currency translation negative impact of $3.6 million, the $8.9 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends in the remainder of 2012 due to the continued shifts in market demand for HLS products.

Gross Profit

During the first nine months of 2012, gross profit decreased $34.9 million, or 14.8%, from $236.1 million to $201.2 million. The negative impact of foreign currency translation on gross profit was approximately $6.2 million. Gross profit, as a percentage of net revenues, decreased from 38.5% to 36.7%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased from 40.0% in the first nine months of 2011 to 40.5% in the first nine months of 2012. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS systems and Alpha. The increase was partially offset by lower margins in CheckView® and EAS consumables. EAS systems margins increased due to favorable manufacturing variances and decreased field service costs, primarily related to our restructuring efforts. Alpha margins increased due to decreased inventory costs as well as reduced shipping costs. The decline in CheckView® margins was primarily due to customer product and service mix, as well as operational inefficiencies. EAS consumables margins were lower due to the costs incurred related to the shutdown of certain EAS label manufacturing operations and lower volumes impacting capacity utilization. Also impacting EAS consumables margins is the decline in higher margin Hard Tag @ Source revenues.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 23.6% in the first nine months of 2012, from 30.6% in the first nine months of 2011. Recent actions to restructure and right size our manufacturing footprint contributed to a temporary reduction in gross margins, including an impact on inventory reserves. The impact of the Shore to Shore acquisition, and unfavorable manufacturing variances driven by excess capacity at certain facilities also contributed to the decline. During the third quarter of 2012 we successfully implemented the initial phases of restructuring in Asia and North America and began to see positive gross margin impact late in the third quarter of 2012.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 44.2% in the first nine months of 2012 from 47.8% in the first nine months of 2011. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in the first nine months of 2012 and lower margins in Retail Display Solutions (RDS) resulting primarily from inventory adjustments.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $22.0 million, or 10.0%, during the first nine months of 2012 compared to the first nine months of 2011. Foreign currency translation decreased SG&A expenses by approximately $7.2 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $17.4 million. The Shore to Shore acquisition increased SG&A expense by $4.8 million. Also contributing to the decrease were declines in consulting, operations and shared services expenses resulting from the second quarter of 2011 North American and Caribbean implementation of our company wide ERP system, reductions in temporary staff added in the second quarter of 2011 to add capabilities required for future process and cost improvement initiatives, and decreased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011. Partially offsetting the decrease were increases in performance incentive accruals for employees other than senior management, bad debt expense, an increase in legal costs due primarily to litigation matters, and costs associated with the CEO transition were partially offset by incentive compensation adjustments.

Research and Development Expenses

Research and development (R&D) expenses were $13.1 million, or 2.4% of revenues, in the first nine months of 2012 and $15.6 million, or 2.5% of revenues in the first nine months of 2011.

Restructuring Expenses

Restructuring expenses were $27.1 million, or 4.9% of revenues in the first nine months of 2012 compared to $20.4 million or 3.3% of revenues in the first nine months of 2011.

Goodwill Impairment

Goodwill impairment expense was $64.4 million in the first nine months of 2012, without a comparable charge in the first nine months of 2011. The non-cash impairment expense in the first nine months of 2012 is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Acquisition Costs

Acquisition Costs for the first nine months of 2012 were $127 thousand compared to $2.2 million for the first nine months in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million in the first nine months of 2012 compared to $0.6 million in the first nine months of 2011. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary. During the first nine months of 2012, these expenses represent legal and forensic costs incurred in connection with the Canada matter.

Other Operating Income

Other operating income was $19.3 million, or 3.1% of revenues in the first nine months of 2011 without comparable income in 2012. The 2011 other operating income was attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements which was completed in 2011.

Interest Income and Interest Expense

Interest income for the first nine months of 2012 decreased $1.4 million from the comparable nine months in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during the first nine months of 2012 compared to the first nine months of 2011.

Interest expense for the first nine months of 2012 increased $2.8 million from the comparable nine months in 2011. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Secured Notes, as well as a make-whole premium of $1.1 million on the Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $29 thousand in the first nine months of 2012 compared to a net loss of $1.0 million in the first nine months of 2011. There was $0.4 million of other income partially offset by a $0.3 million foreign exchange loss during the first nine months of 2012 compared to a $1.6 million foreign exchange loss partially offset by $0.6 million of other income during the first nine months of 2011.

Income Taxes

The effective tax rate for the first nine months of 2012 was 0.7% as compared to negative 570.2% for the first nine months of 2011. The increase in the 2012 tax rate was due to the impairment charges and the valuation allowance position in the U.S. The Company has historically determined its interim tax provision using an estimated annual effective tax rate methodology. In calculating the tax provision for the first nine months of 2012, we have accounted for the U.S. operations by applying the discrete method. The Company determined that if the U.S. were included in the estimated annual effective tax rate, small changes in estimated pretax earnings would result in significant fluctuations in the tax rate. Therefore, the historical method would not provide a reliable estimate for the reporting period ended September 23, 2012.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $2.8 million and $1.9 million in the first nine months of 2012 and 2011, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit included in our Shrink Management Solutions segment. As a result of this divestiture decision, we are accounting for this business as discontinued operations. The loss from discontinued operations in the first nine months of 2012 includes a non-cash impairment charge of $1.8 million, net of tax.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $110.5 million, or $2.70 per diluted share, during the first nine months of 2012 compared to $47.5 million, or $1.17 per diluted share, during the first nine months of 2011. The weighted-average number of shares used in the diluted earnings per share computation were 40.9 million and 40.5 million for the first nine months of 2012 and 2011, respectively.

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

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the third quarter of 2012.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility increases to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender's prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

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

As of September 23, 2012, our cash and cash equivalents were $75.1 million compared to $93.5 million as of December 25, 2011. Cash and cash equivalents changed in 2012 primarily due to $35.7 million of cash used in financing activities, $4.4 million of cash used in investing activities, and a $0.6 million effect of foreign currency, partially offset by $21.2 million of cash provided by operating activities.

Cash provided by operating activities was $16.3 million higher during the first nine months of 2012 compared to the first nine months of 2011. In the first nine months of 2012 compared to the first nine months of 2011, our cash from operating activities was impacted positively by a decrease in inventories, accounts receivable, and other current assets, which was partially offset by a decrease in unearned revenues, other current liabilities, the restructuring reserve, and accounts payable compared to the first nine months of 2011. Inventory fluctuations are due to decreased customer orders during 2012 in comparison with 2011 combined with a focus on improving inventory levels. We anticipate a reduction of the levels of inventory to improve working capital over the remainder of 2012. Accounts receivable decreased primarily due to decreased sales during the first nine months of 2012 compared to the first nine months of 2011 and a concerted effort to improve collections. The fluctuation in other current assets is associated with an decrease in current income tax receivable. Unearned revenues decreased primarily due to the decrease of future contracted customer orders during the first nine months of 2012. Other current liabilities decreased due to the timing of payments during the third quarter of 2012. The restructuring reserve decreased due to to making cash payments on the existing plans. Accounts payable decreased primarily due to decreased customer orders during the first nine months of 2012 compared to the first nine months of 2011.

Cash used in investing activities was $85.6 million less during the first nine months of 2012 compared to the first nine months of 2011. This was primarily due to the Shore to Shore acquisition that took place in the second quarter of 2011.

Cash used in financing activities was $50.7 million greater in the first nine months of 2012 compared to the first nine months of 2011. The increase was due primarily to the reductions of debt levels during the first nine months of 2012 compared to an increase in borrowings in the first nine months of 2011. In addition, the company incurred $2.1 million in debt issuance costs during the first nine months of 2012 in connection with the July 2012 Amendments to the Senior Secured Credit Facility and Senior Secured Notes.

Our percentage of total debt to total equity as of September 23, 2012, was 27.4% compared to 28.4% as of December 25, 2011. As of September 23, 2012, our working capital was $207.0 million compared to $233.1 million as of December 25, 2011.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $13.1 million and $15.6 million during the first nine months of 2012 and the first nine months of 2011, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $5 million on R&D to support achievement of our strategic plan during the remainder of 2012.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2012, our contribution to these plans was $3.7 million. Our total funding expectation for 2012 is $4.7 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first nine months of 2012 totaled $10.4 million compared to $14.4 million during the same period in 2011. During the first nine months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, compared to $5.5 million during the first nine months of 2011. We anticipate our remaining capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $2 million in 2012.

In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish our existing short-term full-recourse factoring agreement in Germany. The arrangement was included in short-term borrowings in the accompanying Consolidated Balance Sheets.

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
In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of September 23, 2012, $2.4 million and $0.4 million were outstanding on the term loan and overdraft/import cash line.

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

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of September 23, 2012 the factoring arrangements had a balance of $1.0 million (€0.8 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.7 million (€0.5 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Senior Secured Credit Facility

On February 17, 2012, we received an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, June 24 and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the third quarter of 2012.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, the interest rate spread on the Senior Secured Credit Facility increases to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender’s prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%. The unused line fee will increase to a maximum of 1.00% per annum. The maximum is based in accordance with changes in our leverage ratio.

During the quarter ended September 23, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Credit Facility, which were capitalized and will be amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

On September 21, 2012, the Company repaid $6.1 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.2 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

The Senior Secured Credit Facility includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of September 23, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of September 23, 2012, $1.4 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 23, 2012 was $142 million.

Pursuant to the original terms of the Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the Senior Secured Credit Facility may be accelerated and the assets securing such obligations may be sold. Certain of our wholly-owned subsidiaries with respect to the Company are guarantors of our obligations under the Senior Secured Credit Facility.

Senior Secured Notes

On February 17, 2012, we received an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, June 24 and September 23, 2012. In addition, the amendment prohibits the Company from consummating any acquisitions from February 17, 2012 through the fiscal quarter ending September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. The fixed charge covenant was waived for the quarter ended September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the quarter ended September 23, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.7 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in the third quarter of fiscal 2012 and $0.7 million, which were capitalized and amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, the Company repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, the Company recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of fiscal 2012.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of September 23, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 23, 2012 was $142 million.

The original Senior Secured Notes Agreement is subject to covenants that are substantially similar to the covenants in the Senior Secured Credit Facility Agreement, including covenants requiring the maintenance of a maximum total leverage ratio of 2.75 and a minimum fixed charge coverage ratio of 1.25. The Senior Secured Notes Agreement also contains representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults that are substantially similar to those contained in the Senior Secured Credit Facility, and those that are customary for similar private placement transactions. Upon a default under the Senior Secured Notes Agreement, including the non-payment of principal or interest, our obligations under the Senior Secured Notes Agreement may be accelerated and the assets securing such obligations may be sold. Additionally, the Senior Secured Notes have a make-whole provision that requires the discounted value of the remaining payments on the Senior Secured Notes expected through the end term of each of the Senior Secured Notes to be paid in full upon early termination, acceleration, or prepayment.  Certain of our wholly-owned subsidiaries are also guarantors of our obligations under the Senior Secured Notes.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). The payment of cash dividends is subject to certain restrictions in our Debt Agreements. We do not anticipate paying any cash dividends in the near future.

Provisions for Restructuring

During the second quarter of 2012, in conjunction with our strategic shift, we launched a new profit improvement initiative, Project LEAN, which is designed to restructure the Company to support a more focused product range while positioning Checkpoint to return to profitable growth. Project LEAN will be reported as part of the Global Restructuring Plan.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $19 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and nine months ended September 23, 2012 and September 25, 2011 was as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	2,442	5,972	16,661	5,972
Asset Impairments	859	7,479	6,156	7,479
Other exit costs	1,174	—	3,680	—
SG&A Restructuring Plan
Severance and other employee-related charges	(288)	3,661	608	6,120
Other exit costs	—	216	66	826
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(49)	—	(90)
Other exit costs	(75)	—	(75)	64
Total	$4,112	$17,279	$27,096	$20,371

Restructuring accrual activity for the nine months ended September 23, 2012 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 23, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	9,710	18,106	(1,445)	(13,969)	89	12,491
Other exit costs(1)	—	3,680	—	(3,151)	—	529
SG&A Restructuring Plan
Severance and other employee-related charges	6,718	805	(197)	(4,860)	(13)	2,453
Other exit costs(2)	1,109	66	—	(859)	(9)	307
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$22,657	$(1,717)	$(22,839)	$67	$15,780

(1)
During the first nine months of 2012, there was a net charge to earnings of $3.7 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets.

(2)	During the first nine months of 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs, legal costs, and outplacement costs.

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

For the nine months ended September 23, 2012, the net charge to earnings of $26.5 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $45.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is 2,296, of which 1,263 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 23, 2012, the net charge to earnings of $0.7 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $19 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is 369, of which 363 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the nine months ended September 23, 2012, there was a $0.1 million charge reversed to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of September 23, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.1 million.

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

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent annual impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge was recorded in goodwill impairment on the Consolidated Statement of Operations. There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in our reporting units.

Long-Lived Asset Impairment

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter of 2012. There were no additional impairment indicators in the third quarter of 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 25, 2011. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $15.4 million as of September 23, 2012, and $17.9 million as of December 25, 2011, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In April 2011, the FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03). The amendments to Topic 860 (Transfers and Servicing) affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual periods beginning on or after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively to transactions or modifications of existing transactions that occur on or after December 26, 2011. The adoption of the standard has not had a material impact on our Consolidated Results of Operations and Financial Condition.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). The amendments to Topic 820 (Fair Value Measurement) establish common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. This amendment should be applied prospectively. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The amendments to Topic 220 (Comprehensive Income) eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income -- Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05," to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 are effective for the first interim and annual periods beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 25, 2012. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-08, "Intangibles – Goodwill and Other," (ASU 2011-08), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us was December 26, 2011, the first day of our 2012 fiscal year. The adoption of the standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In September 2011, the FASB issued ASU 2011-09, "Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements," (ASU 2012-04). ASU 2012-04 amends current guidance by clarifying the FASB Accountings Standards Codification (Codification), correcting unintended application of guidance, or making minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments included in ASU 2012-04 intend to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in ASU 2012-04 that will not have transition guidance will be effective upon issuance. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 25, 2011.

Exposure to Foreign Currency

We manufacture products in the U.S., Europe, and the Asia Pacific region for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 23, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $13.7 million. The fair values of the forward exchange contracts were reflected as a $36 thousand asset and a $0.3 million liability and are included in other current assets and other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from October 2012 to March 2013. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 23, 2012, the fair value of these cash flow hedges were reflected as a $0.2 million asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $7.2 million (€5.4 million) and the unrealized gain recorded in other comprehensive income was $0.9 million (net of taxes of $40 thousand), of which $0.9 million (net of taxes of $40 thousand) is expected to be reclassified to earnings over the next twelve months. During the three and nine months ended September 23, 2012, a $0.5 million and $1.3 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. The Company recognized zero and $40 thousand of hedge ineffectiveness during the three and nine months ended September 23, 2012.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, management has increased the frequency and scope of our program of detailed reviews of financial transactions and reconciliations at all of our subsidiaries based on a formal, rotational review program to be conducted by qualified individuals including internal audit personnel. We believe that the measures described above will remeditate the identified material weakness and strengthen our internal control over financial reporting.

Management has implemented these changes in our internal controls over financial reporting during the nine months ended September 23, 2012 including the development and implementation of an enhanced comprehensive risk-based internal audit plan that covers each of our consolidated subsidiaries.  We have already conducted the majority of the audits scheduled for fiscal year 2012 including addressing the related findings and developing and executing remediation plans.  The audit committee is monitoring the detailed plan to remediate the material weakness and the timetable for its implementation. The remediation of the material weakness has progressed as expected and is anticipated to be completed in 2012.

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

Item 1A. RISK FACTORS

Other than as we have disclosed in our Quarterly Reports on Form 10-Q and those updates included below, there have been no material changes from December 25, 2011 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 25, 2011.

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

On July 31, 2012, we reached an agreement with our lenders to amend our debt agreements to facilitate our ability to execute our redefined strategy and expanded restructuring plan. The July 2012 Amendment increased the required leverage ratio covenant, which is now based on adjusted EBITDA, and decreased the required fixed charge coverage ratio through the first quarter of 2013, and includes a waiver of the fixed charge coverage ratio through the third quarter of 2012 and a decrease for the fourth quarter of 2012. Absent the waiver and additional amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We are in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants for all periods subsequent to the fiscal quarter ended September 23, 2012.

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

Our 2011 annual impairment test indicated no impairment of our goodwill or intangible assets. During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash goodwill impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. There were no additional impairment indicators during the third quarter ended September 23, 2012.

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

Regulations that impose disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products will result in additional cost and expense and could result in other significant adverse effects.

Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products. Compliance with these rules may result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products to the extent that there may be only a limited number of suppliers offering “conflict free” metals that can be used in our products. There can be no assurance that we will be able to obtain such metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the metals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

CHECKPOINT SYSTEMS, INC.

November 1, 2012	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*

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