Form 10-K
period 2012-12-30
CHECKPOINT SYSTEMS INC
filed 2013-03-05
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012
Commission File No. 1-11257

CHECKPOINT SYSTEMS, INC.
(Exact name of Registrant as specified in its Articles of Incorporation)

Pennsylvania	22-1895850
(State of Incorporation)	(IRS Employer Identification No.)

101 Wolf Drive, PO Box 188, Thorofare, New Jersey	08086
(Address of principal executive offices)	(Zip Code)

856-848-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class so registered	Name of each exchange on which registered
Common Stock, Par Value $.10 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 24, 2012, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $328,793.687.
As of February 28, 2013, there were 40,778.455 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

CHECKPOINT SYSTEMS, INC.

FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties and reflect the Company’s judgment as of the date of this report. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “forecast,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited, to the following: the impact upon operations of legal and tax compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; the impact of our working capital improvement initiatives; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; our ability to manage risks associated with business divestitures; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system; and additional matters discussed more fully in this report under Item 1A. “Risk Factors Related to Our Business” and Item 7. “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake to update our forward-looking statements, except as required by applicable securities laws.

Item 1. BUSINESS

Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. Our core loss-prevention business is built on more than 40 years of radio-frequency (RF) technology expertise. The systems and services included in this business enable retailers and their suppliers to reduce shrink while leveraging real-time data generated by our systems to improve operational efficiency.

Within loss-prevention, we are a leading provider of electronic article surveillance (EAS) systems and tags using RF and electro-magnetic (EM) technology. We also engineer systems using RF and acousto-magnetic (AM) technology. Our loss prevention solutions enable retailers to safely display merchandise in an open environment. We also offer customers the convenience of tagging their merchandise or associated packaging at the manufacturing source.

Increasingly, retailers and manufacturers are focused on tracking assets moving through the supply chain. In response to this growing market opportunity, we provide a portfolio of inventory management solutions in the form of Radio Frequency Identification (RFID) products and services principally for closed-loop apparel retailers and department stores. Our products give customers precise details on merchandise location and quantity as it travels from the manufacturing source through to the retail store.

We manufacture and sell worldwide a variety of tickets, tags and labels for customers in the retail and apparel industry. Applications include variable data management and printing, with size, care, content, pricing information, and brand identification. In addition, we offer barcode printing and integrated EAS tags for loss prevention and integrated RFID tags for item tracking and inventory management.

In Europe, we are a leading provider of retail display systems (RDS) and hand-held labeling systems (HLS) used for retail price marking.

We operate directly in 29 countries. Our products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. We are also pursuing the divestiture of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, both businesses are excluded from continuing operations. Unless otherwise noted, all information in this Annual Report on Form 10-K is presented on the basis of continuing operations.

COMPANY HISTORY

We were founded in 1969 and incorporated in Pennsylvania as a wholly-owned subsidiary of Logistics Industries Corporation (Logistics). In 1977, pursuant to the terms of its merger into Lydall, Inc., Logistics distributed our common stock to Logistics' shareholders as a dividend.

Historically, we expanded our business both domestically and internationally through acquisitions, internal growth via wholly-owned subsidiaries, and independent distributors. In 1993 and 1995, we completed two acquisitions that gave us direct access into Western Europe. We acquired ID Systems International BV and ID Systems Europe BV in 1993 and Actron Group Limited in 1995. These companies manufactured, distributed, and sold EAS systems throughout Europe.

In December 1999, we acquired Meto AG, a German multinational corporation and a leading provider of value-added labeling solutions for article identification and security. This acquisition doubled our revenues and broadened our product offering and global reach.

In January 2001, we acquired A.W. Printing Inc., a U.S.-based printer of tags, labels, and packaging material for the apparel industry.

In January 2006, we completed the sale of our barcode systems business to SATO, a global leader in barcode printing, labeling, and Electronic Product Code (EPC)/ RFID solutions.

In November 2006, we acquired ADS Worldwide (ADS). Based in the U.K., ADS supplied tags, labels and trim to apparel manufacturers, retailers and brands around the world. This acquisition gave us new technological and production capabilities and enhanced our product offerings and solutions for apparel customers.

In November 2007, we acquired the Alpha S3 business from Alpha Security Products, Inc. Headquartered in the U.S., the Alpha S3 business offers security solutions designed to protect merchandise most likely to be stolen on open display in retail environments. The Alpha® S3 portfolio complements our EAS source tagging program, and is in line with our strategy to provide retailers with a comprehensive line of loss-prevention solutions.

In November 2007, we also acquired SIDEP, an established supplier of EAS systems operating in France and China, and Shanghai Asialco Electronics Co. Ltd. (Asialco), a China-based manufacturer of RF-EAS labels. With facilities in Shanghai, China, Asialco significantly increased our label manufacturing capacity in Asia. These businesses are helping us to meet growing regional demand.

In January 2008, we purchased the business of Security Corporation, Inc., a privately held company that provided technology and physical security solutions to the financial services sector and served as the foundation for the Banking Security Systems Integration business unit that was focused on the southeast region of the U.S. In October 2012, we completed the sale of this non-strategic business unit that was formerly part of our Shrink Management Solutions segment.

In June 2008, we acquired OATSystems, Inc., a recognized leader in RFID-based application software. This acquisition positioned us to offer a complete end-to-end solution of RFID hardware and software, tags and labels, service and supply to closed-loop apparel retailers and department stores for inventory tracking and management purposes. We believe this single-source capability gives us an advantage over competing providers.

In August 2009, we acquired Brilliant Label Manufacturing Ltd., a China-based manufacturer of paper, fabric and woven tags and labels. Through its facilities in Hong Kong and China, Brilliant Label added capacity to Checkpoint's apparel labeling business and expanded our manufacturing footprint, enabling us to meet greater demand.

In May 2011, through the acquisition of equity and/or assets, we acquired the Shore to Shore businesses. Shore to Shore designs, manufactures and sells tags and labels, brand protection and EAS solutions for apparel and footwear application. This acquisition further expanded our tag and label production capabilities and global reach.

BUSINESS STRATEGY

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We are and will consider divesting certain businesses and product lines not advantageous to our refined strategy.

Our solutions help customers identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in key hard goods markets (supermarkets, drug stores, mass merchandisers, and music and electronics retailers); to expand our market share in soft goods markets (specifically apparel), and maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base with large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.

To achieve these objectives, we expect to continuously enhance and expand our technologies and products, and provide superior service to our customers. We intend to offer customers a wide variety of integrated shrink management solutions, apparel labeling, and retail merchandising solutions characterized by superior quality, ease-of-use, and good value, with enhanced merchandising opportunities.

We continue to evaluate our sales, productivity, manufacturing, supply chain efficiency and overhead structure, and we will take action where specific opportunities exist to improve profitability.

Products and Offerings

We report results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). The revenues and gross profit margins for each of the segments and the identifiable assets attributable to each reporting segment are set forth in Note 18 Business Segments and Geographic Information to the Consolidated Financial Statements.

Each of these segments offers an assortment of products and services that in combination are designed to provide a comprehensive, single-source solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the supply chain. Each segment and its respective products and services are described below.

SHRINK MANAGEMENT SOLUTIONS

Our largest segment provides shrink management and inventory management (RFID) solutions to retailers. The diversified line of products offered in this segment is designed to help retailers in a number of ways: prevent inventory losses caused by theft, reduce selling costs through lower staff requirements, enhance consumer shopping, improve inventory management, and boost sales by having the right goods available when consumers are ready to buy.

Our EAS products let retailers openly display their merchandise, which contributes to maximizing sales. We believe that we hold a significant share of installed worldwide EAS systems through the deployment of our proprietary EAS-RF and EAS-EM technologies. EAS systems revenues accounted for 28%, 26%, and 25% of our 2012, 2011, and 2010 total revenues, respectively.

Our Alpha® solutions are focused on two niche areas in retail theft: the need to protect high-risk merchandise and the need to safely display merchandise in ways that permit consumers to pick up and handle goods before deciding to buy. For 2012, 2011, and 2010, the Alpha S3 business represented 18%, 18%, and 19% of our revenues, respectively.

We offer a wide variety of EAS-RF and EAS-EM labels and tags, collectively called EAS consumables, matched to specific retail requirements. Under our source tagging program, EAS labels and tags are attached to or embedded in products or packaging at the point of manufacture. Our Hard Tag @ Source™ program is designed for apparel customers who prefer to use hard tags for garment security but who also wish to avoid the expense of in-store tag application. These light-weight tags are recyclable.

All participants in the retail supply chain look for ways to operate with maximum efficiency. Many of our products and services, including labels that are fully integrated with EAS and/or RFID capability, help our customers to achieve critical objectives, such as meeting tight delivery schedules and preventing losses caused by tracking failure, theft, misplacement or counterfeiting. EAS consumables revenues represented 14%, 16% and 18% of our total revenues for 2012, 2011, and 2010, respectively.

Our CheckView® business offers retailers physical and electronic security solutions in the form of fire and intrusion alarms, digital video surveillance solutions and 24/7 alarm monitoring. Consistent with our refined strategy to focus on inventory management systems that focus on on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. We are also pursuing the divestiture of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, both businesses are excluded from continuing operations. We will continue to provide CheckView® CCTV services in Asia in conjunction with EAS systems when customers require a combined security solution.

No other product group in this segment accounted for as much as 10% of our revenues.

These broad and flexible product lines are marketed and serviced by our sales and service organizations, positioning Checkpoint to be a preferred supplier to retailers around the world. Shrink Management Solutions represented approximately 65%, 64%, and 66% of total revenues in 2012, 2011, and 2010, respectively.

Electronic Article Surveillance Systems

We offer a wide variety of EAS-RF and EAS-EM systems tailored to meet the varied requirements of retail store configurations in multiple market segments. Our systems are designed to act as a visible deterrent to merchandise theft. They are comprised of antennas and deactivation units which respond to or act upon our EAS tags and labels. Antennas include readers, sometimes integrated, sometimes external, that can be RFID-enabled. Our business model typically relies on customer commitments for EAS product installations in a large number of stores over a period of several months.

Our antennas and deactivators are technology-rich and upgradable. Our foremost EVOLVE™ platform sets a new standard in retail loss prevention and customer tracking. With its advanced data analytics and networking capabilities, EVOLVE™ delivers superior performance coupled with significant energy savings. Its data analytics enable customers to maximize returns on hardware investments. EVOLVE™ is compatible with our EAS software suite and EAS and RFID tags and labels, as well as products of other suppliers.

In 2012, we introduced a new range of antennas that provides retailers with similarly enhanced functionality. Available in varied design options, including aesthetically pleasing formats to complement our customers' retail stores, the CLASSIC IP range offers wider aisle-width protection plus the energy-savings electronics found in EVOLVE®.

Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing RF, signal strengths, and other factors.

Electronic Article Surveillance Consumables

We produce EAS-RF and EAS-EM labels that work in combination with our EAS systems. Our diversified line of discrete, disposable labels is designed to enable retailers to protect a wide array of easily-pocketed, high-shrink merchandise. While EAS labels can be applied in retail stores and distribution centers, many customers take advantage of our source tagging program. In source tagging programs, EAS labels and hard tags are configured to customers' merchandise and specific security requirements and applied at the point of manufacture. Our paper-thin EAS labels have characteristics that are easily integrated with high-speed, automated application systems.

We believe our enhanced performance (EP) labels carry the smallest circuit design on the worldwide market, while simultaneously delivering superior detection and deactivation. These labels offer protection to health and beauty items, CDs, and other small-sized merchandise. Included in this range is EP CLEAR, a see-through format that that allows brand and packaging information to remain visible. The EP CLEAR Tamper Tag, features an added benefit, a strong adhesive bond designed to degrade packaging if removed. This acts as a further deterrent to thieves intending to steal and then resell the merchandise.

In 2012 we introduced our Infinite Solutions (iS) product series developed based on input from our retail customers who desired to have a merchandise protection solution for merchandise that might otherwise be left unprotected. Available in varying formats, this disposable product line offers the visual protection of a hard tag with flexible options for attaching to merchandise.

Alpha®

Alpha pioneered the “open display” security philosophy by providing retailers a truly safe means to bring merchandise from behind locked cabinets and openly display it. The Alpha® product line supplies retailers with innovative and technically advanced solutions to protect high-risk, and in some cases, high-value, merchandise. Applications are many and varied depending on the merchandise and location to be protected. Products include Keepers™, Spider Wraps®, Bottle Security, Cable Loks®, hard tags, NanoGates® and Showsafe™. All Alpha® products are available in AM, RF, or EM formats.

Historically, we reported RF and EM hard tags as part of the SMS EAS systems product line. During the first quarter of 2010, we began reporting these products within the Alpha® product line. This change results in all hard tags for in-store application being recorded in the same product line as the Alpha® hard tags. Because both product lines are reported within the SMS segment, the change in classification does not impact segment reporting. Fiscal year 2009 is conformed to reflect the product line change within the SMS segment and all prior year comparative amounts and explanations are adjusted within Management's Discussion and Analysis to reflect this change in classification to be consistent for all periods presented.

CheckView® - Safety and Security Solutions

We provide physical and electronic store monitoring solutions, including fire alarms, intrusion alarms, digital video surveillance systems and 24/7 central station monitoring for retail environments. CheckView®'s exclusive focus on retail offers centralized project coordination supported by a large field management structure. Our product and application teams evaluate and support new technology development and our design department engineers each project. Our video surveillance solutions address shoplifting and internal theft as well as customer and employee safety and security needs. The product line consists of closed circuit television products and services including fixed and high-speed pan/tilt/zoom camera systems, programmable switcher controls, time-lapse recording, and remote video surveillance. CheckView®'s Interactive Public View monitor (IPV), introduced in 2010, is the first of its kind designed with retail integration in mind and with the ability to connect to smart alert fixtures. IPV enables retailers to better leverage their video surveillance investment.

Our fire and intrusion systems provide life safety and property protection, completing Checkpoint Systems' line of loss prevention solutions. In addition to the system installations, we offer a U.S.-based, 24-hour central station monitoring service.

We are significantly reducing our focus on CheckView® by pursuing the divestiture of our U.S. and Canada CheckView® business and will limit our focus on opportunistic sales in Asia. In October 2012, we completed the sale of our non-strategic Banking Security Systems Integration business unit that was formerly part of our Shrink Management Solutions segment.

Merchandise Visibility Solutions (RFID)

Our Merchandise Visibility™ product line gives retailers and their suppliers key insights into the location and quantity of merchandise as it travels through the supply chain. Our solutions integrate RFID at point of manufacture, through logistics and distribution operations, into and throughout the store, including exit points. Our Merchandise Visibility Solutions encompass a comprehensive, integrated set of hardware, software, tags and services. These solutions are based on RFID technology, and enable closed-loop apparel retailers and department stores to achieve key operational objectives including reducing out-of-stocks, reducing working capital requirements, and increasing sales.

Our Merchandise Visibility Solutions are tailored to each retailer's unique requirements, and we take full, end-to-end responsibility for all aspects of planning, development, deployment and training. We are unique in our ability to provide and support the full range of products and services needed to implement a complete RFID solution for retailers. These solutions employ a number of innovative products and technologies, including a broad range of RFID tags and labels for a wide variety of products and applications. Among our key enabling and differentiable technologies is Wirama Radar™, a patented technology that improves tag-reading accuracy at a store's point of exit and helps retailers make better use of valuable front-of-store real estate by reducing “stray reads” and improving tag-reading integrity. Another unique capability is our RFID middleware and application software, which was the catalyst behind the company's 2008 acquisition of RFID software pioneer OATSystems Inc.

We also have taken the important step of using our technical and applications expertise to develop solutions that seamlessly integrate Merchandise Visibility with loss prevention; the RFID Overhead EAS solution helps retailers improve their operations by using a single RFID tag to deliver both benefits.

APPAREL LABELING SOLUTIONS

Apparel Labeling Solutions (ALS) is our second largest segment. We provide apparel retailers, brand owners, and manufacturers with a single source for their apparel labeling requirements. ALS also includes our web-based data management service and network of 25 service bureaus strategically located in 18 countries close to where apparel is manufactured. Our data management service offers order entry, logistics, and data management capabilities. It facilitates on-demand printing of variable information onto apparel tags and labels.

In the third quarter of 2012, following an extensive strategic review, we developed a comprehensive plan to address operational performance in ALS. The business is being fundamentally restructured, including consolidating certain manufacturing operations in order to provide quality merchandising products profitably and on time. We are also reducing our product capabilities to deliver those products that support our refined on-shelf availability strategy and we are rationalizing our customer base. For a more detailed outline of our refined strategy, see the Business Strategy section within this Item.

In line with our refined strategy, we intend to leverage our competitive advantage in the transfer and printing of variable data onto apparel labels, which increasingly serve as carriers for RFID solutions used in item-level tagging. We believe that our data management and service bureau network is one of the most robust in the industry and we believe our ability to integrate RFID as well as EAS-RF at manufacturing source will place Checkpoint Systems among just a handful of suppliers offering fully integrated, intelligence-gathering apparel labeling.

As we narrow our manufacturing focus in apparel labeling, we intend to continue offering our customers all the labeling solutions they need to effectively merchandise their products. We will do this by partnering with qualified suppliers as necessary.

ALS revenues represented 27%, 26%, and 24% of our total revenues for 2012, 2011, and 2010, respectively.

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

Hand-held Labeling Systems

Our METO® hand-held labeling systems (HLS) include a complete line of hand-held price marking and label application solutions, primarily sold to retailers. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications continue to decline. Our HLS products possess a market-leading position in several European countries.

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

PRINCIPAL MARKETS AND MARKETING STRATEGY

Our mission is to discover meaningful insights into what retailers need in order to sell more and lose less merchandise. We translate those insights into noticeably superior products and solutions that address retailers' needs with a clear return on their investment. We communicate the superiority of our solutions through compelling claims, performance demonstrations and superior benefit visualization.

We design, engineer, and manufacture the majority of our products, and in particular our key differentiated products. Additionally, we distribute, sell, service and support all of our products. Our core business has evolved from helping retailers reduce theft to improving retailers' merchandise availability at their stores. We do this through merchandise protection, improving inventory visibility to prevent out-of-stocks, and helping improve the shoppers' experiences.

We offer a broad product portfolio that includes EAS systems comprised of hardware, consumables and software, Alpha® high-theft security solutions, and RFID merchandise visibility solutions including hardware, software, tags and labels, and services and supply. All of this is complemented by our global field services expertise in worldwide implementations, maintenance and monitoring of our solutions. As an innovative technology company, we consistently measure our revenues with the expectation that 25% will come from new product innovations. We invest time and resources with our partner customers in identifying their critical needs and we commission our innovation team to continue developing solutions that address those needs.

We sell our product solutions primarily to retailers worldwide in traditional brick-and-mortar stores, and also for extended use in their supply chain. As the retail marketplace continues to change, our solutions have also changed to help retailers address new challenges with omni-channel retailing. We also work closely with merchandise brand owners to apply our security solutions at the point of manufacture, and develop innovative display merchandising that helps to promote their brand in stores. As one of the industry leaders, we enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments.

In addition, we offer integrated shrink management and merchandise visibility solutions, apparel labeling solutions and retail merchandising solutions to retail customers worldwide through our Intelligent Merchandise Availability Program (iMAP). This approach entails a broadened focus within the entire retail market to deliver integrated solutions for loss prevention, inventory management, and display merchandising, working seamlessly together to help retailers ensure they have the right merchandise available when consumers want to buy.

Shoplifting and employee theft are major causes of retail shrinkage. The Global Retail Theft Barometer estimates that shrink averages 1.45% of retail sales. Data collection systems highlight the problem to retailers. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage, increase their merchandise availability, and enhance their customers' shopping experience. These are among the ways that we help retailers lose less merchandise.

As reported by the University of Arkansas, average retail inventory accuracy is 60-65%, which can lead to out-of-stocks. With RFID, however, inventory accuracy typically increases to between 95% and 99%. This increase in inventory accuracy enables retailers to reduce out-of-stocks and increase sales significantly. Checkpoint's RFID-based solutions help retailers sell more merchandise.

We are committed to helping retailers grow profitability by providing our customers with a wide variety of solutions. Our ongoing marketing strategy includes the following:

▪	communicating the synergies within our product portfolio to demonstrate the collective value they offer in merchandise protection, preventing out-of-stocks and improving shoppers' experience;

▪
continuing to develop new product solutions that offer a compelling return-on-investment for retailers to enable us to expand penetration within existing retail accounts and gain new customer accounts;

▪	establishing business-to-business web-based capabilities to enable retailers and manufacturers to initiate and track their orders through the supply chain on a global basis;

▪	continuing to promote source tagging around the world with extensive integration and automation capabilities;

▪	measuring and improving retailers' merchandise availability ratio, which has a direct impact on a consumer's shopping experience and the retailers' profitability;

▪
providing a clear migration path from EAS to RFID and from shrink management to merchandise visibility that protects retailers' past investment while improving the effectiveness of their purchased assets; and

▪	assisting retailers in maximizing the benefits of merchandise visibility through their supply chain all the way to their stores' shelves.

We market our products primarily by:

▪	becoming a trusted advisor to our retail customers where we can offer actionable insights to protect merchandise, prevent out-of-stocks, and improve display merchandising;

▪	communicating, messaging and highlighting Checkpoint's unique position as a one-stop provider of integrated and complete solutions for retailers;

▪	helping retailers sell more merchandise by avoiding stock-outs, reducing shrink, and making merchandise available to consumers;

▪	working directly with brand owners to improve source-tagging automation;

▪	directing sales, comprehensive public relations, online marketing and targeted trade show participation;

▪	delivering superior field service and support capabilities; and

▪	actively participating in and supporting of industry associations focused on identifying needs, trends, and innovation.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

•	increasing installation of EAS equipment on a chain-wide basis with leading retailers around the world;

•	offering integrated tag solutions, including custom tag conversion, that address the multiple but synergistic needs for branding, tracking, and loss prevention;

•	assisting retailers in promoting source tagging with vendors and brand owners;

•	broadening the penetration of existing accounts by promoting our in-house printing, global service bureau network, and labeling solution capabilities;

•	supporting manufacturers and suppliers to speed implementation;

•	expanding RF tag technologies and products to accommodate the needs of the packaging industry;

•	developing compatibility with EPC/RFID technologies; and

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Electronic Article Surveillance

We manufacture our EAS systems and consumables, including Alpha® and RFID products, in facilities located in Japan, China, the U.S., and Germany. Our manufacturing strategy for EAS products is to rely primarily on in-house capability for core components and to outsource manufacturing to the extent economically beneficial. We manage the integration of our in-house capability and our outsourced manufacturing in a way that provides significant control over costs, quality, and responsiveness to market demand, which we believe results in a distinct competitive advantage.

We involve customers, engineering, manufacturing, and marketing in the design and development of our products. For the majority of our RF sensor product lines, we purchase raw materials from outside suppliers and assemble electronic components at our facilities in China. The manufacture of some RF sensors sold in Europe and all EM hardware is outsourced. For our EAS disposable tag production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in Japan, Germany, and China. For our Alpha® product line production, we purchase raw materials and components from suppliers and complete the manufacturing process at our facilities in the U.S. as well as using outsourced manufacturing in China.

The principal raw materials and components used by us in the manufacture of our products are electronic components and circuit boards for our systems; aluminum foil, resins, paper, and ferric chloride and hydrochloric acid solutions for our disposable tags; and polymer resin for our Alpha® products. While most of these materials are purchased from several suppliers, there are alternative sources for all such materials. The products that are not manufactured by us are sub-contracted to manufacturers selected for their manufacturing and assembly skills, quality, and price.

Apparel Labeling Solutions

We manufacture labels and tags for apparel. Our main production facilities are located in the Netherlands, the U.S., and China. Local production facilities are also situated in China, Hong Kong, Bangladesh, India, and Turkey.

Our facilities in the Netherlands and the U.S. manufacture apparel labels and tags for laser overprinting and we produce fabric and woven labels in our facilities in China. The ALS network of 25 service bureaus located in 18 countries supplies apparel customers with customized apparel tags and labels to the location where their goods are manufactured.

Price-marking labels and print heads for hand-held labeling tools are manufactured in Germany. Our Malaysian facility produces standard bodies for hand-held labeling tools for the European market, complete hand-held tools for the rest of the world, and price-marking labels for the local market.

Retail Merchandising Solutions

We manufacture hand-held labeling tools and price-marking labels for retail merchandising. Our main production facilities are located in Germany and Malaysia.

Price-marking labels and print heads for hand-held labeling tools are manufactured in Germany. Our Malaysian facility produces standard bodies for hand-held labeling tools for the European market, complete hand-held tools for the rest of the world, and price-marking labels for the local market.

DISTRIBUTION

For our major product lines, we principally sell to end customers using our direct sales force of more than 400 people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, is being broadened and expanded to include more product lines as we focus on improved sales productivity.

Electronic Article Surveillance

We sell our EAS systems and consumables, including Alpha® and RFID products principally throughout North America, South America, Europe, and the Asia Pacific regions. In North America, we market our EAS products through our own sales personnel and independent representatives.

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end user and through independent distributors. Our international sales operations are currently located in 11 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, India, Japan, Malaysia, China, Mexico, New Zealand, Sri Lanka and Turkey.

CheckView® - Safety and Security Solutions

We market digital video surveillance solutions and services in selected countries throughout the world using our own sales staff. These products and services are provided to EAS retail customers, as well as non-EAS retailers. Fire and intrusion alarms are marketed exclusively in the U.S. through a direct sales force.

Apparel Labeling Solutions

We market our apparel labeling products to apparel retailers and manufacturers, brand owners, and department stores.
Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists.

Retail Merchandising Solutions

We market our retail merchandising solutions to customers in food retailing and do-it-yourself (DIY). Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by either a general sales force capable of representing all products or, if the complexity or size of the business demands, a dedicated business specialist.

BACKLOG

Our backlog of orders was approximately $48.2 million at December 30, 2012, compared to approximately $52.2 million at December 25, 2011. We anticipate that substantially all of the backlog at the end of 2012 will be delivered during 2013. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

TECHNOLOGY, PATENTS & LICENSING

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

We focus our in-house development efforts on product areas where we believe we can achieve and sustain a competitive cost and positioning advantage, and where service delivery is critical. We also develop and maintain technological expertise in areas that are believed to be important for new product development in our principal business areas. We have a base of technology expertise in the variable data management business, flexographic, offset, laser and thermal transfer printing business and have a particular focus on RF and RFID insertion capabilities to support the development of higher value-added labels.
We license technologies relating to RFID applications and EAS products. These license arrangements have various expiration dates and royalty terms, which are not considered by us to be material.

SEASONALITY

Our business is subject to seasonal influences, which generally results in higher levels of sales and income in the second half of the year. The seasonality of our business substantially follows the retail cycle of our customers, which generally has revenues weighted toward the last half of the calendar year in preparation for the holiday season.

COMPETITION

Electronic Article Surveillance

Currently, EAS systems and consumables are sold to two principal markets: retail establishments and libraries. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its Tyco Retail Solutions business in the NA Installation & Services and ROW Installation & Services segments. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s 2012 revenues were approximately $10.4 billion, of which $8.3 billion was attributable to the NA Installation & Services and ROW Installation & Services segments.

Within the U.S. market, additional competitors include Sentry Technology Corporation and Ketec, Inc. in EAS systems and consumables, and All-Tag Security in EAS-RF labels, principally in the retail market. Within our international markets, mainly Europe, Nedap® is our most significant competitor. The largest competitors of the Alpha® product line include Universal Surveillance Systems, Vanguard Protex Global Corporation, Se-Kure Controls, Inc., Invue Security Products, and Century. The largest competitors of the RFID product line are the Tyco Retail Solutions business, Avery Dennison Corporation and Nedap®.

We believe that our product line offers a more extensive, varied range of products than our competition with robust systems, a wide variety of disposable and reusable tags and labels, integrated scan/deactivation capabilities, and RF source tagging embedded into products or packaging. As a result, we compete in marketing our products primarily on the basis of their versatility, reliability, affordability, accuracy, and integration into operations. This combination provides many system solutions and gives excellent protection against retail merchandise theft. Furthermore, we believe that our manufacturing know-how and efficiencies relating to disposable tags give us a cost advantage over our competitors.

CheckView® - Safety and Security Solutions

Our digital video surveillance solutions, fire and intrusion products, which are sold domestically through CheckView, and video products sold internationally through our international sales subsidiaries, compete primarily with similar products offered by Tyco, Vector Security, Inc., and Stanley Security Solutions.

Apparel Labeling Solutions

We sell our apparel labeling solutions to apparel retailers, brand owners and apparel manufacturers. Major competitors are the Retail Branding and Information Solutions business at Avery Dennison Corporation, SML Group, R-Pac International Corporation, NexGen, and Fineline Technologies. Several competitive labeling companies are also customers since they purchase EAS circuits from Checkpoint Systems to integrate into their labels.

Retail Merchandising Solutions

We face no single competitor in any international market across our entire retail merchandising solutions product range. HL Display AB and VFK Renzel GMBH are our largest competitors in retail display systems, primarily in Europe. In hand-held labeling solutions, we compete with Contact Labeling Systems, SATO DCS & Labeling Worldwide, Garvey Products Inc., Hallo, Avery Dennison Corporation, and Prix International.

OTHER MATTERS

Research and Development

We spent $16.4 million, $19.3 million, and $19.7 million, in research and development activities during 2012, 2011, and 2010, respectively. Our R&D emphasis is on continually broadening our product lines, reducing costs, and expanding the markets and applications for all products. We believe that our future growth is dependent, in part, on the products and technologies resulting from these efforts.

We continue to develop and expand our product lines with new solutions, performance improvements, and the introduction of products targeted toward international growth markets. In line with our refined strategy announced in 2012, we also intend to introduce technologies and processes that support our single source, best-in-class RFID capability.

Employees

As of December 30, 2012, we had 5,132 employees, including five executive officers, 118 employees engaged in research and development activities, 430 field service employees, and 478 employees engaged in sales and marketing activities. There were 1,433 fewer employees on December 30, 2012 than on December 25, 2011. In the United States, 8 of our employees are represented by a union. In Europe, approximately 350 of our employees are represented by various unions or work councils.

Financial Information about Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 30, 2012, and long-lived assets as of December 30, 2012 and December 25, 2011, is provided in Note 18 of the Consolidated Financial Statements.

Available Information

Our internet website is at www.checkpointsystems.com. Information on our website is not part of this Annual Report on Form 10-K. Investors can obtain copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act on our website as soon as reasonably practicable after we have filed such materials with, or furnished them to, the Securities and Exchange Commission (SEC). We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC's internet website: www.sec.gov.

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

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
George Babich, Jr.	60	6 years	President and Chief Executive Officer since February 2013; Director since 2006
Raymond D. Andrews	59	7 years	Senior Vice President and Chief Financial Officer since December 2007
Per H. Levin	55	18 years	President and Chief Sales Officer, Shrink Management Solutions and Merchandise Visibility Solutions since June 2012
Farrokh Abadi	51	8 years	President and Chief Operating Officer, Shrink Management Solutions since June 2012
S. James Wrigley	59	3 years	President, Apparel Labeling Solutions since June 2012

Mr. Babich was appointed President and Chief Executive Officer of Checkpoint Systems, Inc. on February 4, 2013, after serving as Interim President and Chief Executive Officer since May 3, 2012. He has served as a member of the Board of Checkpoint since 2006. Mr. Babich was President of Pep Boys - Manny Moe & Jack from 2002 until 2005; from 2000 until 2004 he was Chief Financial Officer of Pep Boys and served as an Officer of Pep Boys since 1996. Previously, he was a Financial Executive for Morgan, Lewis & Bockius, The Franklin Mint, Pepsico Inc. and Ford Motor Company. Mr. Babich has served as a member of the Board of Teleflex Inc. from 2005 to present and has served on their Audit Committee from 2005 to present. He holds a BS in Accounting from the University of Michigan.

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

Mr. Levin was appointed President and Chief Sales Officer, Shrink Management Solutions and Merchandise Visibility in June 2012. He was President Merchandise Visibility and Apparel Labeling Solutions from September 2011 until June 2012 and was President Merchandise Visibility from September 2010 until September 2011. He was President, Shrink Management and Merchandise Visibility Solutions from March 2006 until September 2010. He was President of Europe from June 2004 until March 2006, Executive Vice President, General Manager, Europe from May 2003 until June 2004, and Vice President, General Manager, Europe from February 2001 until May 2003. Mr. Levin was Regional Director, Southern Europe from 1997 to 2001 and joined the Company in January 1995 as Managing Director of Spain.

Mr. Abadi was appointed President and Chief Operating Officer, Shrink Management Solutions in June 2012. He was President, Shrink Management Solutions from September 2010 until June 2012. He was Senior Vice President and Chief Innovation Officer from October 2008 until September 2010. Mr. Abadi retains responsibility for our procurement and systems supply chain. He also served as Senior Vice President, Worldwide Operations from April 2006 until October 2008 and Vice President and General Manager, Worldwide Research and Development from November 2004 until April 2006. Prior to joining Checkpoint, Mr. Abadi was Senior Vice President of Global Cross-Industry Practices at Atos Origin from February 2004 until November 2004. Mr. Abadi held various senior management positions with Schlumberger for over eighteen years.

Mr. Wrigley was appointed President, Apparel Labeling Solutions in June 2012. He joined Checkpoint as Group President, Global Customer Management in March 2010. Prior to joining Checkpoint, Mr. Wrigley was Vice President, EMEA and South Asia, at Avery Dennison Corporation's Retail Information Services business from June 2007 to March 2010. Prior to Avery's acquisition of Paxar Corporation in 2007, Mr. Wrigley was Group President, Global Apparel Solutions from January 2007 until June 2007. Mr. Wrigley was President, Paxar EMEA from 1996 to 2006. Mr. Wrigley served as International Director of the Pepe Group from 1991 until 1996.

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

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 29 countries, and our international operations generate approximately 73% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

▪	The difficulty in enforcing agreements, collecting receivables and protecting assets through foreign legal systems;

▪	trade protection measures and import or export licensing requirements;

▪	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

▪	compliance with a variety of foreign laws and regulations;

▪	compliance with the Foreign Corrupt Practices Act, the UK Bribery Act and the Office of Foreign Assets Control;

▪	changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets;

▪	the threat of nationalization and expropriation;

▪	increased costs and risks of doing business in a number of foreign jurisdictions;

▪	changes in enacted tax laws;

▪	limitations on repatriation of earnings; and

▪	fluctuations in equity and revenues due to changes in foreign currency exchange rates.

Changes in the political or economic environments in the countries in which we operate, as well as the impact of economic conditions on underlying demand for our products could have a material adverse effect on our financial condition, results of operations or cash flows.

As we continue to explore the expansion of our global reach, an increasing focus of our business may be in emerging markets, including South America and Southern Asia. In many of these emerging markets, we may be faced with risks that are more significant than if we were to do business in developed countries, including undeveloped legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods and currency.

Volatility in currency exchange rates and interest rates may adversely affect our financial condition, results of operations or cash flows.

We are exposed to a variety of market risks, including the effects of changes in currency exchange rates and interest rates. Refer to Part 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our net revenue derived from sales in non-U.S. markets is approximately 73% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, which is our functional currency.

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

Our business is heavily dependent on the retail marketplace. Changes in the economic environment including the liquidity and financial condition of our customers or reductions in retailer spending could adversely affect our revenues and results of operations. In a period of decreased consumer spending, retailers could respond by reducing their spending on new store openings and loss prevention budgets. This reduction could directly impact our SMS business, as a reduction in new store openings will lower demand for SMS EAS systems and consumables, CheckView® installations and item level RFID solutions. Additionally, lower loss prevention budgets could reduce the amount retailers will be willing to spend to upgrade existing store technology. Label demand could also be impacted due to lower loss prevention budgets as retailers may reduce the percentage of items covered. In addition, our label volume increases as more items are sold through the retailer and lower demand decreases the volume related to the items tagged by the retailer. As retail sales volumes decline, label demand may also decline. The factors could also impact our Apparel labeling and Retail Merchandising Solutions business. A decrease in the demand for our products resulting from reduced spending by retailers due to fewer store openings, reduced loss prevention budgets and slower adoption of our new technology could have a material adverse effect on our revenues and results of operations.

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

The level of commitments for chain-wide installations may decline due to decreased consumer spending which results in reduced spending on loss prevention by our retail customers, our failure to develop new technology that entices the customer to maintain their commitment to our loss prevention products and services, competing technologies and retailers' decisions to defer the capital investment and expense. A reduction in the commitment for chain-wide installations may also impact our ability to expand utilization of our source tagging program. A reduction in commitments to chain-wide installations and utilization of our source tagging program could have an adverse effect on our revenues and results of operations.

The markets we serve are highly competitive and we may be unable to compete effectively if we are unable to provide and market innovative and cost-effective products at competitive prices.

We face competition around the world, including competition from other large, multinational companies and other regional companies. Some of these companies may have substantially greater financial and other resources than the Company. We face competition in several aspects of our business. In the SMS EAS systems and Alpha S3 businesses and SMS EAS consumables business, we compete primarily on the basis of integrated security solutions and diversified, sophisticated, and quality product lines targeted at meeting the loss prevention needs of our retail customers. We also compete on the basis of merchandise visibility (RFID) solutions that meet the item level product identification needs of our customers. In our CheckView® business, we compete primarily on the basis of efficient installation capability that is in place in North America. In the ALS business, we compete primarily on the capability to effectively and quickly deliver retail customer specified tags and labels to manufacturing sites in multiple countries. It is possible that our competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot offer or that will make our products less profitable. It is also possible that our competitors will offer incentive programs or will market and advertise their products in a way that will impact customers' preferences, and we may not be able to compete effectively.

We may be unable to anticipate the timing and scale of our competitors' activities and initiatives, or we may be unable to successfully counteract them, which could harm our business. In addition, the cost of responding to our competitors' activities may affect our financial performance in the relevant period. Our ability to compete also depends on our ability to attract and retain key talent, protect patent and trademark rights, and develop innovative and cost-effective products. A failure to compete effectively could adversely affect our growth and profitability.

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

Our growth depends on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and to sustain existing products is affected by whether we can:

▪
develop and fund technological innovations, such as those related to our next generation EAS product solutions, evolving RFID technologies, and other innovative security device, software, and systems initiatives;

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

Our manufacturing capacity is designed to meet our current and future anticipated demands. If our product demand decreases as a result of economic conditions and other factors, it could increase our cost per unit. If an increase in our cost per unit is passed on to our customers, it may decrease our competitive position, which may have an adverse effect on our revenues and results of operations. If an increase in cost per unit is not passed on to our customers, it may reduce our gross margins, which may have an adverse effect on our results of operations. Our SMS EAS consumables, RFID consumables, Alpha and ALS products have various low price competitors globally. In order for us to maintain and improve our market position, we need to continuously monitor and seek to improve our manufacturing effectiveness, capacity utilization and demand planning while maintaining our high quality standard. If we are unsuccessful in our efforts to improve manufacturing and supply chain effectiveness, then our cost per unit may increase which could have an adverse impact on our results of operations.

If we cannot obtain sufficient quantities of raw materials and component parts required for our manufacturing activities at competitive prices and quality and on a timely basis, our financial condition, results of operations or cash flows may suffer.

We purchase materials and component parts from third parties for use in our manufacturing operations. Our ability to grow earnings will be affected by inflationary and other increases in the cost of component parts and raw materials, including electronic components, circuit boards, aluminum foil, resins, paper, and ferric chloride, hydrochloric acid solutions and rare earth magnets. Inflationary and other increases in the costs of raw materials, labor, and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass these cost increases on to customers in the prices for our products and to effect improvements in productivity. We may not be able to fully offset the effects of higher component parts and raw material costs through price increases, productivity improvements or cost reduction programs. If we cannot obtain sufficient quantities of these items at competitive prices and quality and on a timely basis, we may not be able to produce sufficient quantities of product to satisfy market demand, product shipments may be delayed, or our material or manufacturing costs may increase. A disruption to our supply chain could adversely affect our sales and profitability. Any of these problems could result in the loss of customers and revenue, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial condition, results of operations, or cash flows.

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

Our working capital initiatives may fail to deliver our expected cash flow improvements.

We have initiated enhanced cash flow controls to tighten our cash flow management of accounts receivable, inventory, accounts payable and local operating cash flows. There can be no assurance that these controls and initiatives or others will be beneficial to the extent anticipated, or that the incremental cost savings or cash flow improvements will be realized as anticipated or at all. Our failure to administer, monitor, and effectively manage cash related activities could result in our failure to deliver our expected cash flow improvements.

The effectiveness of our strategic plan is subject to the successful implementation of our plans and actions.

As a result of a comprehensive and strategic operational review during the second quarter of 2012, we redefined our strategic focus. Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. We have a disciplined process for deploying this strategic plan. During the second quarter of 2012, in conjunction with our strategic shift, we launched a new profit improvement initiative, Project LEAN, which is designed to restructure our company to support a more focused product range while positioning Checkpoint to return to profitable growth. This plan focuses on consolidating certain manufacturing facilities and administrative functions to improve efficiency. In the third quarter of 2012, we developed a comprehensive plan to address operational performance in ALS. In addition to our restructuring plans including Project LEAN, we have many plans and actions underway to improve the management of our business. These include the following:

▪	Improved financial forecasting abilities

▪	Enhanced management reporting

▪	New sales compensation incentive plans

▪	Refined product pricing approach

▪	Continuous cost-improvement process improvement plans

▪	Systematic talent assessment process

▪	Developing a culture focused on accountability

There is a risk that we may not be successful in executing these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. We may not be able to acquire businesses that fit our strategic plan or divest of those that do not fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

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

We continue to evaluate opportunities to restructure our business and rationalize our operations in an effort to optimize our cost structure and efficiencies consistent with our strategy. As a result of these evaluations, we may take similar rationalization steps in the future. Future actions could result in restructuring and related charges, including but not limited to workforce reduction costs and charges relating to consolidation of excess facilities that could be significant.

If we fail to manage our growth effectively, our business could be harmed.

Our strategy is to maximize value by achieving growth both organically and through acquisitions. Our ability to effectively manage and control any future growth may be limited. To manage any growth, our management must continue to improve our operational, information and financial systems, procedures and controls and expand, train, retain and effectively manage our employees. If our systems, procedures and controls are inadequate to support our operations, any expansion could effectively decrease or stop, and investors may lose confidence in our operations or financial results. If we are unable to manage growth effectively, our business and operating results could be adversely affected, and any failure to develop and maintain adequate internal controls over financial reporting could cause the trading price of our shares to decline substantially.

Our ability to integrate acquisitions and to achieve our financial and operational goals for these acquired businesses could have an impact on future revenues and profits.

In August 2009, we acquired Brilliant, a Hong Kong and China-based manufacturer of woven and printed labels, which allowed us to strengthen and expand our core apparel labeling offering and provides us with additional capacity in a key geographical location. In May 2011, we acquired the equity and/or assets of Shore to Shore, Inc., including the Adapt Group and related assets. Together, this acquisition represents a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, hang tags, price tickets, printed paper tags, pressure sensitive products, woven labels, leather and leather-like labels, heat transfer labels and brand protection and EAS solutions/labels which may or may not contain RFID tags, chips or inlays.

Issues with the integration of these acquired businesses coupled with broad based weaknesses in the apparel retail markets into which we sell, negatively impacted post-acquisition performance of these businesses. In July 2012, we reassessed our strategy and decided to re-engineer the apparel labeling footprint, including portions of these acquisitions to improve financial performance and productivity.

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

We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Specifically, we are significantly reducing our focus on CheckView® by pursuing the divestiture of our U.S. and Canada CheckView® business and will limit our focus on opportunistic sales in Asia. In October 2012, we completed the sale of our non-strategic Banking Security Systems Integration business unit that was formerly part of our Shrink Management Solutions segment. We are also pursuing the divestiture of our interest in Shore to Shore PVT Ltd. (Sri Lanka) in our Apparel Labeling Solutions segment. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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
There were no additional impairment indicators during the third quarter ended September 23, 2012. Our 2012 annual impairment test resulted in our assessment that the carrying value of the Europe and International Americas Retail Merchandising Solutions reporting unit exceeded its fair value. As a result of our annual impairment test, a $38.3 million non-cash goodwill impairment charge was assessed as of October 21, 2012 and recorded in the fourth quarter of 2012. The goodwill impairment expense was due to the decline in estimated future Europe Retail Merchandising Solutions cash flows impacted by current economic conditions in Europe resulting in decreased customer investments in new stores and refurbishments. Additionally, increased competition and pricing pressures are factors that have negatively impacted this business.
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
On July 31, 2012, we reached an agreement with our lenders to amend our debt agreements to facilitate our ability to execute our redefined strategy and expanded restructuring plan. The July 2012 Amendment increased the required leverage ratio covenant, which is now based on adjusted EBITDA, and decreased the required fixed charge coverage ratio through the first quarter of 2013, and includes a waiver of the fixed charge coverage ratio through the third quarter of 2012 and a decrease for the fourth quarter of 2012. Absent the waiver and additional amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge covenant as of September 23, 2012. We are in compliance with the amended leverage ratio and fixed charge coverage ratio covenants as of December 30, 2012.
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

Our business depends significantly on effective information systems, and we have many different information systems for our various businesses. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any disruption or failure of such networks, systems, or other technology may disrupt our operations, cause customer dissatisfaction, and loss of customer revenues.

Risks generally associated with a company-wide implementation of an enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal control over financial reporting.

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. Due to our cost savings initiatives, the implementation of our European ERP system is temporarily suspended, with costs accumulated in construction-in-progress of $4.7 million as of December 30, 2012. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, decide to forgo a company-wide implementation, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

As a global business, we have a relatively complex tax structure, and there is a risk that tax authorities will disagree with our tax positions.

Since we conduct operations worldwide through our foreign subsidiaries, we are subject to complex transfer pricing regulations in the countries in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between us and our foreign affiliates be priced on a basis that would be comparable to an arm's length transaction and that contemporaneous documentation be maintained to support the tax allocation. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Our tax returns are subject to review by taxing authorities in the jurisdictions in which we operate. Although we believe that we have provided for all tax exposures, the ultimate outcome of a tax review could differ materially from our provisions.

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

In 2011 we identified a material weakness in our internal control over financial reporting that resulted in revisions of our Consolidated Financial Statements. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011, and identified a material weakness related to our controls to prevent or detect management override of controls at certain of our foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting. As a result of this control deficiency, we failed to detect on a timely basis fraudulent misappropriation of company funds, which contributed to the revision of the annual financial statements for 2010 and 2009 and the interim financial information for 2011 and 2010. The impacted accounts were cash, accounts receivable and inventory as well as income taxes and non-income taxes payable and operating expenses. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting the newly identified errors would have been material for the fiscal year 2011. Additionally, this control deficiency could result in misstatements of the aforementioned accounts or other accounts that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. As a result of this material weakness, our management concluded that our internal control over financial reporting was ineffective as of December 25, 2011. We remediated this material weakness during fiscal year 2012 and our internal control over financial reporting is effective as of December 30, 2012. See Part II - “Item 9A: Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis. Our efforts were time-consuming and expensive. The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles.

The investigations by internal management into some of our historical accounting practices and the determination of various accounting adjustments, which resulted in the revision of our previously issued Consolidated Financial Statements, have been time-consuming and expensive, and may continue to have an adverse effect on our financial condition, results of operations and cash flows.

Commencing December 2011, our internal management devoted substantial internal and external resources to the investigation of certain unsubstantiated accounting entries in our Canada operations. Over substantially the same period, we devoted substantial additional resources to preparing the revised financial statements and information included in the 2011 Annual Report on Form 10-K. As a result of these efforts, we have incurred substantial fees and expenses during the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, primarily for additional accounting, tax, legal and related consulting costs. On October 10, 2012, the Company received reimbursement of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider, a portion of which covered our expenses related to this matter. These costs, as well as the substantial management time devoted to address these issues, have adversely affected and may continue to adversely affect our financial condition, results of operations and cash flows.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 30, 2012, we owned or leased approximately 2.6 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in Bangladesh, China, Germany, Hong Kong, India, Japan, Malaysia, the Netherlands, Sri Lanka, Turkey, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

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

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. On November 2, 2011, the Court finalized the decision to order us to pay the attorneys’ fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Court's award of attorneys' fees to the defendants.

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

	Market Price Per Share
	High	Low
Fiscal year ended December 30, 2012
First Quarter	$12.64	$10.50
Second Quarter	$11.66	$7.12
Third Quarter	$9.32	$6.69
Fourth Quarter	$10.77	$7.70
Fiscal year ended December 25, 2011
First Quarter	$23.00	$19.29
Second Quarter	$22.69	$15.89
Third Quarter	$18.24	$12.41
Fourth Quarter	$14.95	$10.58

Holders of Record

As of February 28, 2013, there were 557 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2012, 2011, or 2010.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 30, 2007 and ending on December 30, 2012, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

Year	Checkpoint Systems, Inc.	NYSE/AMEX/NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2007	100.00	100.00	100.00
2008	37.18	60.71	49.25
2009	57.59	82.03	83.79
2010	78.20	95.58	96.91
2011	42.26	97.15	90.63
2012	39.25	110.44	89.91

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
December 2012
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

Item 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data based on continuing operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(amounts in thousands, except per share data)
Year ended	December 30, 2012		December 25, 2011		December 26, 2010		December 27, 2009		December 28, 2008
STATEMENT OF OPERATIONS DATA
Net revenues	$690,789		$763,749		$716,451		$674,829		$783,569
(Loss) earnings from continuing operations before income taxes	$(131,082)		$(5,888)		$23,117		$22,421		$(45,903)
Income taxes expense (benefit)	$7,364		$59,573		$3,828		$5,446		$(5,451)
(Loss) earnings from continuing operations	$(138,446)		$(65,461)		$19,289		$16,975		$(40,452)
(Loss) earnings from discontinued operations, net of tax	$(7,959)		$(1,165)		$8,325		$6,690		$10,326
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(145,876)	(1)	$(66,569)	(2)	$27,730	(3)	$24,112	(4)	$(30,003)	(5)
Net (loss) earnings from continuing operations per share:
Basic	$(3.36)		$(1.61)		$0.48		$0.44		$(1.02)
Diluted	$(3.36)		$(1.61)		$0.48		$0.44		$(1.02)
(Loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$(3.56)		$(1.64)		$0.69		$0.61		$(0.76)
Diluted	$(3.56)		$(1.64)		$0.69		$0.61		$(0.76)
Depreciation and amortization	$32,714		$37,348		$34,477		$32,325		$30,788

(1)
Includes a $106.3 million goodwill impairment ($106.3 million, net of tax), a $28.4 million restructuring charge ($23.9 million, net of tax), a $2.9 million charge related to our CEO transition ($2.9 million, net of tax), a $1.8 million asset impairment ($1.8 million net of tax), a $1.1 million make-whole premium on Senior Secured Notes ($1.1 million, net of tax), a $0.3 million valuation allowance adjustment, $0.3 million in acquisition costs ($0.3 million, net of tax), a $0.3 million litigation settlement ( $0.3 million, net of tax), income of $3.9 million related to improper and fraudulent Canadian activities including insurance proceeds ($2.9 million, net of tax) and a $1.7 million gain on sale of our non-strategic Suzhou, China subsidiary ($1.4 million, net of tax).

(2)
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

(3)
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

(4)
Includes a $5.4 million restructuring charge ($4.0 million, net of tax), a valuation allowance adjustment of $5.3 million, a $1.3 million expense related to improper and fraudulent Canadian activities ($1.1 million, net of tax), and a $1.3 million litigation settlement charge ($0.8 million, net of tax).

(5)
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

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
AT YEAR END
Working capital	$227,714	$233,116	$295,138	$238,733	$281,788
Total debt	$113,288	$150,462	$141,949	$116,872	$145,286
Total equity	$377,546	$529,340	$581,554	$555,558	$510,407
Total assets	$859,809	$1,044,481	$1,033,910	$1,022,290	$991,881
FOR THE YEAR ENDED
Capital expenditures	$(12,401)	$(22,981)	$(23,712)	$13,757	$15,217
Cash provided by operating activities	$62,213	$10,385	$11,727	$113,045	$77,061
Cash used in investing activities	$(2,449)	$(98,280)	$(23,185)	$(38,645)	$(54,704)
Cash (used in) provided by financing activities	$(35,166)	$5,897	$28,891	$(50,316)	$(4,460)
RATIOS
Return on net sales(a)	(21.12)%	(8.72)%	3.87%	3.57%	(3.83)%
Return on average equity(b)	(32.17)%	(11.98)%	4.88%	4.52%	(5.43)%
Return on average assets(c)	(15.32)%	(6.41)%	2.70%	2.39%	(2.96)%
Current ratio(d)	2.01	1.90	2.37	1.99	2.33
Percent of total debt to capital(e)	23.08%	22.13%	19.62%	17.38%	22.16%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) after the cumulative effect of change in accounting principle by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(amounts in thousands, except employee data)	December 30, 2012		December 25, 2011		December 26, 2010	December 27, 2009	December 28, 2008
OTHER INFORMATION
Weighted average number of shares outstanding - diluted	41,000	(1)	40,532	(2)	40,445	39,552	39,408	(3)
Number of employees	5,132		6,565		5,814	5,785	3,878
Backlog	$48,212		$52,204		$47,974	$50,186	$51,799

(1)	Excludes 61 common shares from stock options and awards and 12 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

(2)	Excludes 329 common shares from stock options and awards and 11 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

(3)	Excludes 518 common shares from stock options and awards and 22 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section highlights significant factors impacting the Consolidated Operations and Financial Condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 29 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately three-quarters of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We are and will consider divesting certain businesses and product lines not advantageous to our refined strategy.

Our solutions help customers identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in key hard goods markets (supermarkets, drug stores, mass merchandisers, and music and electronics retailers); to expand our market share in soft goods markets (specifically apparel), and to maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base with large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.

Our Apparel Labeling business, which was assembled over the past few years through numerous acquisitions to support our penetration into the apparel industry and to support the growth of our RFID strategy, needs a narrower focus. We will achieve this by right-sizing the Apparel Labeling footprint in order to profitably provide on-time, high quality products to our apparel customers so that retailers can effectively merchandise their products. Simultaneously, we will reduce our Apparel Labeling product offering to only those that are also necessary to support our RFID strategy.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

In the third quarter of 2012, following an extensive strategic review, we developed a comprehensive plan to address operational performance in ALS. The business is being fundamentally restructured, including consolidating certain manufacturing operations in order to provide quality merchandising products profitably and on time. We are also reducing our product capabilities to deliver those products that support our refined on-shelf availability strategy and we are rationalizing our customer base.

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our ALS business and to support incremental improvements in our EAS systems and labels businesses. The implementation of this program was substantially completed in 2010, with total restructuring charges incurred of approximately $4.2 million. We realized approximately $6 million of annualized cost savings related to this program.

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35, and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012, respectively. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waived the fixed charge coverage ratio covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Amendments permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contained a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during 2012.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage ratio covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the amended leverage ratio and fixed charge coverage ratio covenants as of December 30, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants during 2013.

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

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

In July 2009, we entered into an agreement to purchase the business of Brilliant Label, a China-based manufacturer of woven and printed labels, and settled the acquisition in August 2009. As of the second quarter of 2010, our financial statements reflected the final allocations of the Brilliant Label purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. Through its facilities in Hong Kong and China, Brilliant Label added capacity to our apparel labeling business and expanded our manufacturing footprint, enabling us to meet greater demand.

In January 2011, the Company entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition settled in May 2011 for a purchase price of approximately $78.7 million. During the second quarter of 2012, we finalized the purchase accounting for the acquisition and the financial statements reflect the final allocations of the purchase price based on estimated fair values at the date of acquisition. The results from the acquisition and related goodwill are included in the Apparel Labeling Solutions segment. This acquisition further expanded our tag and label production capabilities and global reach.
In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. We are also pursuing the divestiture of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business.
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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. The fiscal year 2010 financial statement impact was $1.5 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, the Company received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider. The income from the settlement was recorded in the fourth quarter of 2012 as a reduction of other expense in the Consolidated Statement of Operations.
We revised our historical annual and quarterly filings for the effects of these revision adjustments in our 2011 Annual Report on Form 10-K and our 2012 Quarterly Reports on Form 10-Q. All historical amounts presented in this 2012 Annual Report on Form 10-K reflect these historical revision adjustments.
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

Goodwill and indefinite-lived intangible assets are subject to tests for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We test for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans, and anticipated future cash flows. Our management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising our business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The nonrecurring fair value measurement of goodwill is developed using significant unobservable inputs (Level 3).

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

As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
There were no additional impairment indicators during the third quarter ended September 23, 2012. Our 2012 annual impairment test resulted in our assessment that the carrying value of the Europe and International Americas Retail Merchandising Solutions reporting unit exceeded its fair value. As a result of our annual impairment test, a $38.3 million non-cash goodwill impairment charge was assessed as of October 21, 2012, and recorded in the fourth quarter of 2012. The goodwill impairment expense was due to the decline in estimated future Europe Retail Merchandising Solutions cash flows impacted by current economic conditions in Europe resulting in decreased customer investments in new stores and refurbishments. Additionally, increased competition and pricing pressures are factors that have negatively impacted this business. The impairment charge in our Retail Merchandising Solutions segment was recorded in goodwill impairment on the Consolidated Statement of Operations.
In connection with our annual impairment test, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Europe Retail Merchandising Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
As of the date of our fiscal 2012 annual impairment test, the total fair values for the remaining reporting units in all of our segments exceeded their total carrying values by more than 45%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Shrink Management Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments. Refer to Notes 1 and 5 of the Consolidated Financial Statements.

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

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.2 million effect on stock compensation expense. As of December 30, 2012, there was $1.4 million and $1.4 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 2.1 years and 1.5 years, respectively. Refer to Note 8 of the Consolidated Financial Statements.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2012 our focus has been on cost control, including restructuring, and working capital management. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions put pressure on our debt covenants during 2012. We are addressing the issues discussed below by managing worldwide cash levels and obtaining debt covenant waivers and amendments to facilitate timely execution of our worldwide restructuring efforts. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35, and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Amendments permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contained a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during 2012.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of December 30, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants during 2013.

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

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants. Also impacting the change in assertion was the projected cash impact of the 2011 Global Restructuring Plan. As of December 30, 2012, the majority of our unremitted earnings of subsidiaries outside the United States were deemed not to be permanently reinvested.

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

As of December 30, 2012, our cash and cash equivalents were $118.8 million compared to $93.5 million as of December 25, 2011. Cash and cash equivalents increased in 2012 primarily due to $62.2 million of cash provided by operating activities and $0.8 million effect of foreign currency, partially offset by $35.2 million of cash used in financing activities and $2.4 million of cash used in investing activities.

Cash provided by operating activities was $51.8 million greater during 2012 compared to 2011. In 2012 compared to 2011, our cash from operating activities was impacted positively by decreases in inventories, accounts receivable, and other current assets, which were partially offset by decreases in the restructuring reserve and unearned revenues. Inventory fluctuations are due to decreased customer orders during 2012 in comparison with 2011 combined with a focus on decreasing inventory levels. Accounts receivable decreased primarily due to decreased sales during 2012 compared to 2011 and a concerted effort to improve collections. The fluctuation in other current assets is associated with a decrease in unbilled receivables. The restructuring reserve decreased due to making cash payments for severance related to our existing restructuring plans. Unearned revenues decreased primarily due to the decrease in future contracted customer orders during 2012. This is partially offset by decreases in income excluding non-cash charges.

Cash used in investing activities was $95.8 million less during 2012 compared to 2011. This was primarily due to the Shore to Shore acquisition that took place in the second quarter of 2011. In addition, 2012 increases in cash from investing activities related to a decrease in 2012 capital expenditures, and proceeds from the sales of our Puerto Rico facility, Banking Security Systems Integration business unit and Suzhou, China subsidiary.

Cash used in financing activities was $41.1 million greater during 2012 compared to 2011. The increase was due primarily to the reductions of debt levels during 2012 compared to an increase in borrowings in 2011. In addition, we incurred $2.1 million in debt issuance costs during 2012 in connection with the July 2012 Amendments to the Senior Secured Credit Facility and Senior Secured Notes.

Our percentage of total debt to total equity as of December 30, 2012, was 30.0% compared to 28.4% as of December 25, 2011. As of December 30, 2012, our working capital was $227.7 million compared to $233.1 million as of December 25, 2011.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2012, our investment in research and development amounted to $16.4 million, as compared to $19.3 million in 2011. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2013, we anticipate spending of approximately $20 million on research and development to support the achievement of our strategic plan.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2012, our contribution to these plans was $4.7 million. Our funding expectation for 2013 is $5.2 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

Acquisition of property, plant, and equipment and intangibles during 2012 totaled $12.4 million compared to $23.0 million during 2011. During 2012, our acquisition of property, plant, and equipment and intangibles included $1.4 million of capitalized internal-use software costs related to an ERP system implementation, compared to $8.3 million during 2011. We anticipate our capital expenditures, used primarily to upgrade information technology and improve our production capabilities, to approximate $19 million in 2013.

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

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. In June 2012, $0.7 million (INR 37.2 million) was paid in order to extinguish an overdraft facility and other short-term borrowings in the accompanying Consolidated Balance Sheets. As of December 30, 2012 and December 25, 2011, $3.9 million and $3.8 million related to the assumed debt remained outstanding, respectively. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of December 30, 2012, $2.3 million and $0.5 million were outstanding on the term loan and overdraft/import line, respectively.

In November 2010, we entered into a Japanese local line of credit for $1.8 million (¥150 million). During the fourth quarter of 2011, our Japanese local line of credit of $1.9 million (¥150 million) was paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. As of December 25, 2011, our short-term full-recourse factoring arrangement equaled $8.8 million (€6.8 million) and was included in short-term borrowings in the accompanying Consolidated Balance Sheets. In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish our existing short-term full-recourse factoring agreement in Germany. The arrangement was included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into a full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 30, 2012 the factoring arrangements had a balance of $0.9 million (€0.7 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.6 million (€0.4 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectable through 2016.

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

Senior Secured Credit Facility

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

On February 17, 2012, we received an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35, and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012, respectively. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contained a provision whereby if our cash balance exceeds $65.0 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in 2012.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the leverage ratio covenant and the fixed charge covenant as of December 30, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants during 2013.

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

During the year ended December 30, 2012, the Company incurred $1.3 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Credit Facility, which were capitalized and will be amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in 2012.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $75.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of December 30, 2012, we were not eligible to request the $50.0 million expansion option due to financial covenant restrictions.

As of December 30, 2012, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of December 30, 2012 was $143.0 million.

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

On February 17, 2012, we received an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35, and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Note Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Note Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

Absent the waiver and additional July 2012 Note Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the leverage ratio covenant and the fixed charge covenant as of December 30, 2012. Although we cannot provide full assurance, we project to be in compliance with all of our covenants during 2013.

During the Waiver Period, and until such time the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the year ended December 30, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.6 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in 2012 and $0.8 million, which were capitalized and will be amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, the Company repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, the Company recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in 2012.

Under the Senior Secured Notes Agreement, we issued to the Purchasers its Series A Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series A Notes”), its Series B Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series B Notes”), and its Series C Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 30, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

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

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of December 30, 2012 was $143.0 million.

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

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $34.7 million as of December 30, 2012. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 30, 2012 are summarized below:

Contractual Obligation (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt(1)	$123,437	$6,815	$71,684	$44,938	—
Capital leases(2)	544	319	207	18	—
Operating leases	34,657	11,150	12,862	7,014	3,631
Pension obligations(3)	50,258	4,689	9,597	9,868	26,104
Inventory purchase commitments(4)	3,269	3,269	—	—	—
Total contractual cash obligations	$212,165	$26,242	$94,350	$61,838	$29,735

Commercial Commitments (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$1,754	$1,754	$—	$—	$—
Surety bonds	9,960	9,798	162	—	—
Total commercial commitments	$11,714	$11,552	$162	$—	$—

(1)	Includes Senior Secured Credit Facility, Senior Secured Notes, long-term full-recourse factoring liabilities, and related interest payments through maturity of $14,360.

(2)	Includes interest payments through maturity of $62.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2012 and include benefits attributable to estimated future employee service of current employees.

(4)	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $20.6 million as of December 30, 2012, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2012, 2011, and 2010 was $5.1 million, $5.7 million, and $5.2 million, respectively.

We review our pension assumptions annually. Our assumptions for the year ended December 30, 2012, were a discount rate of 4.77%, an expected return of 5.25% and an expected rate of increase in future compensation of 2.52%. In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 30, 2012, and December 25, 2011, the weighted average discount rate was 3.53% and 4.77%, respectively. We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

The primary components of the unrecognized losses are actuarial losses, a transition obligation, and prior period service costs. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 11 years. The impact of recognizing the actuarial gains on 2012, 2011, and 2010 pension expense are $0.3 million, $0.1 million, and $0.1 million, respectively. The total projected amortization for these gains in 2013 is approximately $1.6 million.

Exposure to Foreign Currency

We manufacture products in the U.S., Europe, and the Asia Pacific regions for both the local marketplace and for export to our foreign subsidiaries. The foreign subsidiaries, in turn, sell these products to customers in their respective geographic areas of operation, generally in local currencies. This method of sale and resale gives rise to the risk of gains or losses as a result of currency exchange rate fluctuations on inter-company receivables and payables. Additionally, the sourcing of product in one currency and the sales of product in a different currency can cause gross margin fluctuations due to changes in currency exchange rates.

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 30, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $17.1 million. The fair values of the forward exchange contracts were reflected as a $0.2 million asset and $0.2 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2013 to March 2013. The purpose of these cash flow hedges is to reduce the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 30, 2012, the fair value of these cash flow hedges was reflected as a $14 thousand asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $3.9 million (€2.9 million) and the unrealized gain recorded in other comprehensive income was $0.2 million (net of taxes of $6 thousand), of which $0.2 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 30, 2012, a $2.0 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $0.1 million gain during the year ended December 30, 2012 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million. The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes were recorded in other comprehensive income. The interest rate swap matured on February 18, 2010.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans, including related cost reduction initiatives, are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the periods ended December 30, 2012, December 25, 2011, and December 26, 2010 were as follows:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$16,945	$11,115	$—
Asset impairments	6,506	7,761	—
Other exit costs	5,068	519	—
SG&A Restructuring Plan
Severance and other employee-related charges	(86)	7,015	6,993
Asset impairments	—	72	—
Other exit costs	64	2,203	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(146)	641
Other exit costs	(75)	101	577
Total	$28,422	$28,640	$8,211

Restructuring accrual activity for the periods ended December 30, 2012, and December 25, 2011, were as follows:

(amounts in thousands)
Fiscal 2012	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 30, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$9,710	$21,558	$(4,613)	$(19,044)	$141	$7,752
Other exit costs(1)	—	5,068	—	(4,600)	(8)	460
SG&A Restructuring Plan
Severance and other employee-related charges(3)	6,718	1,100	(1,186)	(5,363)	(63)	1,206
Other exit costs(2)	1,109	64	—	(1,012)	—	161
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$27,790	$(5,874)	$(30,019)	$70	$9,579

(1)
During 2012, there was a net charge to earnings of $5.1 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, pension settlements, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs and outplacement costs in connection with the restructuring plan.

(3)
During 2012, there was a severance charge reversed to earnings of $5.8 million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments. The eliminations and replacements were primarily the result of our change in management and strategic vision in 2012.

(amounts in thousands)
Fiscal 2011	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 25, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$—	$11,382	$(267)	$(1,268)	$(137)	$9,710
Other exit costs(1)	—	519	—	(519)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	$6,660	$7,147	$(132)	$(6,718)	$(239)	$6,718
Other exit costs(2)	—	2,214	(11)	(1,095)	1	1,109
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(215)	(583)	10	—
Other exit costs(3)	143	112	(11)	(169)	—	75
Total	$7,522	$21,443	$(636)	$(10,352)	$(365)	$17,612

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

As of December 30, 2012, the net charge to earnings of $28.5 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $47.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,100, of which 1,484 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of December 30, 2012, the net charge reversed earnings of $22 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 30, 2012, there was a $0.1 million charge reversed to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of December 30, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.1 million.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. As a result of our interim impairment test, a $64.4 million non-cash goodwill impairment charge was recorded in goodwill impairment expense on the Consolidated Statement of Operations as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability.

There were no additional impairment indicators during the third quarter ended September 23, 2012. Our 2012 annual impairment test resulted in our assessment that the carrying value of the Europe Retail Merchandising Solutions reporting unit exceeded its fair value. As a result of our annual impairment test, a $38.3 million non-cash goodwill impairment charge was assessed as of October 21, 2012, and recorded in goodwill impairment expense on the Consolidated Statement of Operations in the fourth quarter of 2012 in our Retail Merchandising Solutions segment. The goodwill impairment expense was due to the decline in estimated future Europe Retail Merchandising Solutions cash flows impacted by current economic conditions in Europe resulting in decreased customer investments in new stores and refurbishments. Additionally, increased competition and pricing pressures are factors that have negatively impacted this business.
Our 2011 and 2010 annual assessments did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

As a result of the plan to divest the Banking Security Systems Integration business unit in 2011, we assessed the related goodwill asset for impairment. In the fourth quarter ended December 25, 2011, we recorded a goodwill impairment charge of $3.4 million. During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the respective periods.

As a result of the plan to divest our U.S. and Canada based CheckView® business unit in 2012, we assessed the related goodwill asset for impairment. In the fourth quarter ended December 30, 2012, we recorded a goodwill impairment charge of $3.3 million in our Shrink Management Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations. After a full impairment of its long-lived assets, the remaining carrying value of our CheckView® business at December 30, 2012 exceeded its fair value by approximately $0.8 million.

Asset Impairments

There was no asset impairment expense from continuing operations in 2012 ($1.8 million including discontinued operations) as compared to asset impairment expense from continuing operations in 2011 of $0.6 million ($3.4 million including discontinued operations).

During our 2011 goodwill and indefinite-lived intangibles annual impairment test, we determine that an indefinite-lived trade name intangible asset in our SMS segment was impaired. As a result we recorded an impairment charge of $0.6 million in the fourth quarter of 2011. This charge was recorded in asset impairment expense on the Consolidated Statement of Operations.

In the fourth quarter ended December 25, 2011, as a result of the plan to divest the Banking Security Systems Integration business unit, we assessed the related customer relationship intangible assets for impairment and recorded an intangible impairment charge of $2.8 million. The impairment charge was recorded in discontinued operations on the Consolidated Statement of Operations.

During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.7 million impairment of customer relationship intangible assets. During the third quarter of 2012, we performed an impairment test based on final negotiations of the selling price for the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.8 million additional impairment of customer relationship intangible assets. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the second and third quarters ended June 24, 2012 and September 23, 2012, respectively.
As a result of the plan to divest our U.S. and Canada based CheckView® business unit in 2012, we performed an impairment test of our long-lived assets. In the fourth quarter ended December 30, 2012, we recorded a $0.3 million impairment of property, plant and equipment in our Shrink Management Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.
As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.

In connection with our annual impairment test, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Europe Retail Merchandising Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 30, 2012 (Fiscal 2012)	December 25, 2011 (Fiscal 2011)	December 26, 2010 (Fiscal 2010)	Fiscal 2012 vs. Fiscal 2011	Fiscal 2011 vs. Fiscal 2010
Net revenues:
Shrink Management Solutions	65.1%	64.4%	65.8%	(8.5)%	4.3%
Apparel Labeling Solutions	26.8	26.0	24.1	(6.7)	14.6
Retail Merchandising Solutions	8.1	9.6	10.1	(24.4)	2.3
Net revenues	100.0	100.0	100.0	(9.6)	6.6
Cost of revenues	60.8	59.1	56.1	(7.0)	12.3
Total gross profit	39.2	40.9	43.9	(13.3)	(0.7)
Selling, general, and administrative expenses	36.1	36.6	35.7	(11.0)	9.4
Research and development	2.4	2.5	2.8	(14.9)	(2.1)
Restructuring expenses	4.1	3.8	1.1	(0.8)	248.8
Asset impairment	—	0.1	—	(100.0)	N/A
Goodwill impairment	14.9	—	—	N/A	N/A
Litigation settlement	—	0.1	—	(68.7)	N/A
Acquisition costs	—	0.3	0.1	(85.7)	343.4
Other (income) expense	(0.6)	—	0.2	N/A	(111.6)
Other operating income	0.3	2.5	—	(89.4)	N/A
Operating (loss) income	(17.4)	—	4.0	N/A	(99.4)
Interest income	0.3	0.4	0.4	(48.0)	8.4
Interest expense	1.5	1.0	0.9	34.4	21.8
Other gain (loss), net	(0.4)	(0.2)	(0.3)	13.7	(31.9)
(Loss) earnings from continuing operations before income taxes	(19.0)	(0.8)	3.2	N/A	(125.5)
Income taxes expense	1.0	7.8	0.5	(87.6)	N/A
Net (loss) earnings from continuing operations	(20.0)	(8.6)	2.7	111.5	(439.4)
(Loss) earnings from discontinued operations, net of tax expense (benefit) of $247, ($378), and $5,134	(1.2)	(0.1)	1.2	583.2	(114.0)
Net (loss) earnings	(21.2)	(8.7)	3.9	119.7	(341.3)
Less: loss attributable to non-controlling interests	(0.1)	—	—	828.1	(50.9)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(21.1)%	(8.7)%	3.9%	119.1	(340.1)%

N/A - Comparative percentages are not meaningful.

Fiscal 2012 compared to Fiscal 2011

Net Revenues

During 2012, revenues decreased by $72.9 million, or 9.5%, from $763.7 million to $690.8 million. Foreign currency translation had a negative impact on revenues of $25.7 million for the full year of 2012.

(amounts in millions)
Year ended	December 30, 2012 (Fiscal 2012)	December 25, 2011 (Fiscal 2011)	Dollar Amount Change Fiscal 2012 vs. Fiscal 2011	Percentage Change Fiscal 2012 vs. Fiscal 2011
Net Revenues:
Shrink Management Solutions	$450.1	$491.9	$(41.8)	(8.5)%
Apparel Labeling Solutions	185.0	198.1	(13.1)	(6.7)
Retail Merchandising Solutions	55.7	73.7	(18.0)	(24.4)
Net Revenues	$690.8	$763.7	$(72.9)	(9.5)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $41.8 million, or 8.5%, in 2012 compared to 2011. Foreign currency translation had a negative impact of approximately $16.4 million. The remaining decrease of $25.4 million in Shrink Management Solutions was due to declines in EAS consumables, Alpha®, EAS systems and CheckView®. These decreases were partially offset by an increase in Merchandise Visibility (RFID).
The EAS consumables revenues decrease in 2012 as compared to 2011 was primarily due to a decline in Hard Tag @ Source™ revenues, which were below levels of one year ago when we experienced high volumes associated with the initial program roll-out to a major European retailer. Also contributing to the decrease was a decline in EAS label volumes with certain customers in Europe, Asia, and the U.S. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products. These declines were partially offset by increased orders in International Americas.
Alpha® revenues decreased in 2012 as compared to 2011 due to worsened market conditions in Europe, the U.S., and Asia for high theft prevention products during 2012. This factor was partially offset by a strong demand for Alpha® products in the International Americas. We expect global Alpha revenues to increase in 2013 as a result of an increased focus on execution as well as increased attention on marketing of existing and new products.
The CheckView® revenue from continuing operations in Europe and Asia decreased in 2012 as compared to 2011 was due to the impact of the movement of a portion of this business to a distributor model, as well as lower volumes of installations and on-going services with existing customers. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been adversely impacted, and may continue to be impacted by, current economic trends. We are significantly reducing our focus on CheckView® by pursuing the divestiture of our U.S. and Canada CheckView® business and will limit our focus on opportunistic sales in Asia.
EAS systems revenues in Europe decreased in 2012 as compared to 2011. The decrease was primarily due to lower volumes of new product installation with existing customers. Historically, new store openings are a significant contributor to EAS systems revenues. These have been scaled back in 2012 by many of our European based customers who have increased their focus on margin improvement at existing stores.
The Merchandise Visibility (RFID) revenues increased in 2012 as compared to 2011, as the business continues to gain traction with installations at several major retailers. The increase was primarily due to a roll-out with RFID enabled technology in Europe in 2012, which did not occur in 2011, as well as increased business in the U.S. We expect RFID revenues to increase in 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $13.1 million, or 6.7%, in 2012 as compared to 2011. After considering the foreign currency translation negative impact of approximately $5.3 million, the remaining decrease of $7.8 million was due to a $26.2 million decline in organic revenues, primarily due to declines in sales volumes across Europe, the U.S., and International Americas. The weakness in these markets is broad based. A large portion of our European customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors that resulted in delays in peak season ordering. This decline in revenues was partially offset by the inclusion of $18.3 million in revenues attributable to the Shore to Shore businesses, which we acquired in May 2011.
Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $18.0 million, or 24.4%, in 2012 as compared to 2011. After considering the foreign currency translation negative impact of $4.0 million, the $14.0 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by fewer new store openings and remodels of existing stores at our European customers.
Gross Profit

During 2012, gross profit decreased $41.5 million, or 13.3%, from $312.3 million to $270.8 million. The negative impact of foreign currency translation on gross profit was approximately $7.1 million. Gross profit, as a percentage of net revenues, decreased from 40.9% to 39.2%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 44.1% in 2012, from 44.8% in 2011. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables and Merchandise Visibility (RFID). The decrease was partially offset by higher margins in EAS systems and Alpha®. EAS consumables margins were lower due to the decline in higher margin Hard Tag @ Source revenues, as well as increased Hard Tag @ Source product costs. Merchandise Visibility (RFID) margins were lower due to the impact of a large roll-out with RFID enabled technology in Europe in 2012. EAS systems margins increased due to favorable manufacturing variances and decreased field service costs, primarily related to our restructuring efforts. Alpha margins increased due to decreased inventory costs as well as reduced shipping charges.
Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 25.2% in 2012, from 28.7% in 2011. Recent actions to restructure and right size our manufacturing footprint contributed to a temporary reduction in gross margins, including an impact on inventory reserves and shipping costs. The impact of the Shore to Shore acquisition also contributed to the decline. During the third quarter of 2012, we successfully implemented the initial phases of restructuring in Asia and North America and began to see positive gross margin impact starting near the end of the third quarter through the fourth quarter of 2012.
Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 45.7% in 2012 from 47.3% in 2011. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $30.7 million, or 11.0%, during 2012 compared to 2011. Foreign currency translation decreased SG&A expenses by approximately $7.8 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $19.9 million. The Shore to Shore acquisition increased SG&A expense by $4.8 million. Also contributing to the decrease were declines in consulting, operations and shared services expenses resulting from the second quarter of 2011 North American and Caribbean implementation of our company wide ERP system, reductions in temporary staff added in the second quarter of 2011 to add capabilities required for future process and cost improvement initiatives, and decreased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011. Reductions in stock-based compensation expense, bad debt expense. amortization expense on fully amortized intangible assets, and tax consulting fees also contributed to the decline. Partially offsetting the decrease were increases in performance incentive accruals, costs associated with the CEO transition, and increased payroll related costs associated with the 53 week fiscal year 2012.
Research and Development Expenses

Research and development (R&D) expenses were $16.4 million, or 2.4% of revenues, in 2012 and $19.3 million, or 2.5% of revenues in 2011.
Restructuring Expenses

Restructuring expenses were $28.4 million, or 4.1% of revenues in 2012 compared to $28.6 million or 3.8% of revenues in 2011.
Asset Impairment
Asset impairment expense was $0.6 million, or 0.1% of revenues in 2011, without a comparable charge in 2012. The 2011 expense is detailed in the "Asset Impairments" section of Item 7.
Goodwill Impairment

Goodwill impairment expense was $102.7 million, or 14.9% of revenues in 2012, without a comparable charge in 2011. The non-cash impairment expense in 2012 is detailed in the “Goodwill Impairments” section of Item 7.
Litigation Settlement

Litigation settlement expense was $0.3 million in 2012 compared to $0.9 million of revenues in 2011. The 2012 litigation settlement expense is attributable to a $0.3 million accrual recorded during the fourth quarter of 2012 related to the settlement of a service contract termination dispute. The 2011 litigation settlement expense is attributable to a $0.9 million accrual recorded during the fourth quarter of 2011 related to a patent infringement counter suit in which we were found liable for the other party’s associated legal fees. We have submitted an appeal of the ruling to the Court but have accrued the full amount of the judgment.

Acquisition Costs

Acquisition Costs in 2012 were $0.3 million compared to $2.3 million in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.
Other (Income) Expense

Other income was $3.9 million in 2012 compared to other income of $0.2 million in 2011. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company's Canada sales subsidiary. During 2012, compensation received from our insurance provider of $4.7 million for the financial impact of the fraudulent Canadian activities was partially offset by legal and forensic costs incurred in connection with the Canada matter.

Other Operating Income

Other operating income was $2.0 million, or 0.3% of revenues in 2012 compared to $19.3 million, or 2.5% of revenues in 2011. The 2012 other operating income represents the gain on sale of our non-strategic Suzhou, China subsidiary, as well as income attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements. The 2011 other operating income was attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements. The customers were based mostly in Europe and relate to our Shrink Management Solutions segment.
Interest Income and Interest Expense

Interest income in 2012 decreased $1.6 million from the comparable period in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during 2012 compared to 2011.
Interest expense for 2012 increased $2.7 million from the comparable period in 2011. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Notes, as well as a make-whole premium of $1.1 million on the Senior Secured Notes.
Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.7 million in 2012 compared to a net loss of $1.5 million in 2011. There was a $1.7 million foreign exchange loss during 2012 compared to a $2.1 million foreign exchange loss partially offset by $0.5 million of other income during 2011. During 2012 the primary drivers of the foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and Sri Lankan Rupee and the Great British Pound to the Euro.
Income Taxes

The effective tax rate for 2012 was negative 5.6% as compared to negative 1,011.8% for 2011. The 2012 tax rate was impacted by the 2012 goodwill impairment charges. The 2011 tax rate was impacted by a charge of $47.7 million to establish a valuation allowance on the U.S. Federal net deferred tax assets.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $8.0 million and $1.2 million in 2012 and 2011, respectively. Consistent with our refined strategy to focus on inventory management systems that focus on on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. We are also pursuing the divestiture of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, both businesses, which were included in our Shrink Management Solutions segment, are excluded from continuing operations. The loss from discontinued operations included impairment charges of $5.4 million and $6.2 million for 2012 and 2011, respectively.
Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $145.9 million, or $3.56 per diluted share, during 2012 compared to $66.6 million, or $1.64 per diluted share, during 2011. The weighted-average number of shares used in the diluted earnings per share computation were 41.0 million and 40.5 million for 2012 and 2011, respectively.

Fiscal 2011 compared to Fiscal 2010

Net Revenues

During 2011, revenues increased by $47.2 million, or 6.6%, from $716.5 million to $763.7 million. Foreign currency translation had a positive impact on revenues of $23.7 million for the full year of 2011.

(amounts in millions)
Year ended	December 25, 2011 (Fiscal 2011)	December 26, 2010 (Fiscal 2010)	Dollar Amount Change Fiscal 2011 vs. Fiscal 2010	Percentage Change Fiscal 2011 vs. Fiscal 2010
Net Revenues:
Shrink Management Solutions	$491.9	$471.6	$20.3	4.3%
Apparel Labeling Solutions	198.1	172.9	25.2	14.6
Retail Merchandising Solutions	73.7	72.0	1.7	2.3
Net Revenues	$763.7	$716.5	$47.2	6.6%

Shrink Management Solutions

Shrink Management Solutions revenues increased $20.3 million, or 4.3%, in 2011 compared to 2010. Foreign currency translation had a positive impact of approximately$17.6 million. After considering the impact of the foreign currency translation, the increases in EAS systems were offset by decreases in EAS consumables.

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

Apparel Labeling Solutions

Apparel Labeling Solutions revenues increased $25.2 million, or 14.6%, in 2011 compared to 2010. After considering the foreign currency translation positive impact of approximately $2.1 million, the remaining increase of $23.1 million was due to $35.3 million in revenues from the acquisition of Shore to Shore on May 16, 2011, which were offset by a $12.2 million decline in organic revenues, primarily due to a decline in sales volumes in Europe.

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

Gross Profit

During 2011, gross profit decreased $2.1 million, or 0.7%, from $314.4 million to $312.3 million. The positive impact of foreign currency translation on gross profit was approximately $7.4 million. Gross profit, as a percentage of net revenues, decreased from 43.9% to 40.9%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased to 44.8% in 2011, from 46.2% in 2010. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in Alpha®, EAS consumables, and EAS systems. The decline in Alpha® margins was due to customer and product mix coupled with rising raw material prices. The decline in EAS consumables margins was due to delays in capturing expected cost efficiencies as we expanded new product and specialty label capacity, coupled with pricing that does not yet reflect the enhanced capabilities of these products that we experienced earlier this year. EAS consumables margins were also impacted by the year over year reduction in higher margin Hard Tag @ Source™. The decline in EAS Systems margins were driven by lower volumes and product mix.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $24.0 million, or 9.4%, in 2011 compared to 2010. Foreign currency translation increased SG&A expenses by approximately $7.9 million. The remaining increase in SG&A expense of $16.1 million was due primarily to the impact of the Shore to Shore acquisition, increases in selling expenses, and temporary increases in consulting, operations and shared services expenses resulting from the 2011 North American and Caribbean implementation of our company wide ERP system. Also contributing to the increase were additions to staff to add capabilities required for future process and cost improvement initiatives, and increased commissions expenses associated with the renewal/extension of sales-type leases in the 2011. Offsetting these increases were the effects of an incentive compensation adjustment, fee reductions from external service providers and decreased marketing activities. We expect the impact of the SG&A and enhanced Global Restructuring program to contribute to meaningful reductions in SG&A expense.

Research and Development Expenses

Research and development (R&D) expenses were $19.3 million, or 2.5% of revenues, in 2011 and $19.7 million, or 2.8% of revenues in 2010.

Restructuring Expenses

Restructuring expenses were $28.6 million, or 3.8% of revenues in 2011 compared to $8.2 million or 1.1% of revenues in 2010. The increase is due to the implementation of the Global Restructuring Plan and continued SG&A Plan activities, which included $7.8 million in restructuring related asset impairment charges for various locations around the world as well as $18.0 million of severance charges and other costs of $2.8 million primarily in connection with the enhanced Global Restructuring Plan and the SG&A Restructuring Plan.

Asset Impairments

Asset impairment expense was $0.6 million in 2011, without a comparable charge in 2010. The 2011 expense is detailed in the “Asset Impairments” section following “Liquidity and Capital Resources.”

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

Other (Income) Expense

Other (income) expense was $0.2 million of income in 2011 compared to $1.5 million of expense in 2010. These amounts represent the income statement impacts of the improper and fraudulent activities of a certain former employee of the Company’s Canada sales subsidiary.

Other Operating Income

Other operating income was $19.3 million, or 2.5% of revenues in 2011 without comparable income in 2010. The increase was due to the sales of customer related receivables associated with the renewal and extension of sales-type lease arrangements. The customers are based mostly in Europe and relate to our Shrink Management Solutions segment.

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

Income Taxes

The effective rate of tax at December 25, 2011 was negative 1,011.8%. At December 26, 2010, the effective tax rate was 16.6%. The 2011 tax rate was primarily impacted by a charge of $47.7 million to establish a valuation allowance on the U.S. Federal net deferred tax assets.

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

(Loss) Earnings from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, was $1.2 million 2011, compared to earnings from discontinued operations, net of tax of $8.3 million in 2010, respectively. In December of 2011, we began actively marketing our Banking Security Systems Integration business unit. In December 2012, we also began pursuing the divestiture of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, both businesses, which were included in our Shrink Management Solutions segment, are excluded from continuing operations. The Banking Security Systems Integration business unit's 2011 loss from discontinued operations included impairment charges of $6.2 million, net of tax.

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
Other Matters

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

In September 2011, the FASB issued ASU 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet - Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

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
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 30, 2012, substantially all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent a $0.2 million asset position and $0.2 million liability position as of December 30, 2012, and a $0.5 million asset position and $0.4 million liability position as of December 25, 2011. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 30, 2012, a 10% strengthening of the U.S. dollar versus other currencies would result in an increase of $0.7 million in the net asset position, while a 10% weakening of the dollar versus all other currencies would result in a decrease of $0.7 million.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. Certain of our foreign subsidiaries have restrictions on the remittance of funds generated by our operations outside the U.S. At December 30, 2012, the majority of our unremitted earnings of subsidiaries outside the U.S. were deemed not to be permanently reinvested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 5, 2013

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)	December 30, 2012	December 25, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,829	$93,481
Restricted cash	—	291
Accounts receivable, net of allowance of $13,242 and $12,627	177,173	208,889
Inventories	82,154	130,987
Other current assets	36,147	44,548
Deferred income taxes	8,930	7,720
Assets of discontinued operations held for sale	29,864	6,320
Total Current Assets	453,097	492,236
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,748	1,920
PROPERTY, PLANT, AND EQUIPMENT, net	107,184	132,161
GOODWILL	182,741	286,103
OTHER INTANGIBLES, net	74,950	84,557
DEFERRED INCOME TAXES	26,843	27,241
OTHER ASSETS	13,246	20,263
TOTAL ASSETS	$859,809	$1,044,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,367	$21,778
Accounts payable	68,929	68,886
Accrued compensation and related taxes	28,258	27,620
Other accrued expenses	54,425	58,242
Income taxes	2,560	4,080
Unearned revenues	17,035	22,142
Restructuring reserve	9,579	17,612
Accrued pensions — current	4,687	4,453
Other current liabilities	25,855	32,867
Liabilities of discontinued operations held for sale	9,688	1,440
Total Current Liabilities	225,383	259,120
LONG-TERM DEBT, LESS CURRENT MATURITIES	108,921	128,684
ACCRUED PENSIONS	95,839	78,815
OTHER LONG-TERM LIABILITIES	36,540	29,894
DEFERRED INCOME TAXES	15,580	18,628
COMMITMENTS AND CONTINGENCIES	—	—
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,763,404 and 44,241,105 shares	4,476	4,424
Additional capital	424,715	418,211
Retained earnings	18,392	164,268
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	795	12,741
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	376,858	528,124
NON-CONTROLLING INTERESTS	688	1,216
TOTAL EQUITY	377,546	529,340
TOTAL LIABILITIES AND EQUITY	$859,809	$1,044,481

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)
Year ended	December 30, 2012	December 25, 2011	December 26, 2010
Net revenues	$690,789	$763,749	$716,451
Cost of revenues	419,947	451,459	402,002
Gross profit	270,842	312,290	314,449
Selling, general, and administrative expenses	249,089	279,791	255,759
Research and development	16,400	19,269	19,676
Restructuring expenses	28,422	28,640	8,211
Asset impairment	—	592	—
Goodwill impairment	102,715	—	—
Litigation settlement	295	943	—
Acquisition costs	332	2,319	523
Other (income) expense	(3,907)	(179)	1,537
Other operating income	2,043	19,262	—
Operating (loss) income	(120,461)	177	28,743
Interest income	1,757	3,381	3,118
Interest expense	10,647	7,923	6,507
Other gain (loss), net	(1,731)	(1,523)	(2,237)
(Loss) earnings from continuing operations before income taxes	(131,082)	(5,888)	23,117
Income taxes expense	7,364	59,573	3,828
Net (loss) earnings from continuing operations	(138,446)	(65,461)	19,289
(Loss) earnings from discontinued operations, net of tax expense (benefit) of $247, ($378), and $5,134	(7,959)	(1,165)	8,325
Net (loss) earnings	(146,405)	(66,626)	27,614
Less: loss attributable to non-controlling interests	(529)	(57)	(116)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(145,876)	$(66,569)	$27,730

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(3.36)	$(1.61)	$0.48
(Loss) earnings from discontinued operations, net of tax	$(0.20)	$(0.03)	$0.21
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(1.64)	$0.69
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(3.36)	$(1.61)	$0.48
(Loss) earnings from discontinued operations, net of tax	$(0.20)	$(0.03)	$0.21
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(1.64)	$0.69

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)
Year ended	December 30, 2012	December 25, 2011	December 26, 2010
Net (loss) earnings	$(146,405)	$(66,626)	$27,614
Amortization of pension plan actuarial losses, net of tax expense of $65, $63, and $29	218	137	103
Change in realized and unrealized (losses) gains on derivative hedges, net of tax (benefit) expense of ($71), $31, and $247	(1,521)	1,165	679
Recognized loss on pension, net of tax benefit of $4,410, $1,029, and $1,344	(11,176)	(2,571)	(3,405)
Foreign currency translation adjustment	534	3,542	(15,321)
Comprehensive (loss) income	$(158,350)	$(64,353)	$9,670
Less: comprehensive loss attributable to non-controlling interests	(528)	(55)	(834)
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$(157,822)	$(64,298)	$10,504

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 27, 2009	43,078	$4,307	$390,379	$203,107	4,036	$(71,520)	$28,451	$834	$555,558
Net earnings (loss)				27,730				(116)	27,614
Exercise of stock-based compensation and awards released	765	77	5,945						6,022
Tax benefit of stock-based compensation			133						133
Stock-based compensation expense			8,751						8,751
Deferred compensation plan			2,112						2,112
Repurchase of non-controlling interests			63					(755)	(692)
Amortization of pension plan actuarial losses, net of tax							103		103
Change in realized and unrealized losses on derivative hedges, net of tax							679		679
Recognized gain on pension, net of tax							(3,405)		(3,405)
Foreign currency translation adjustment							(15,358)	37	(15,321)
Balance, December 26, 2010	43,843	$4,384	$407,383	$230,837	4,036	$(71,520)	$10,470	$—	$581,554
Net loss				(66,569)				(57)	(66,626)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit on stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment							3,540	2	3,542
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(145,876)				(529)	(146,405)
Exercise of stock-based compensation and awards released	522	52	1,108						1,160
Tax benefit on stock-based compensation			(306)						(306)
Stock-based compensation expense			4,837						4,837
Deferred compensation plan			865						865
Amortization of pension plan actuarial losses, net of tax							218		218
Change in realized and unrealized losses on derivative hedges, net of tax							(1,521)		(1,521)
Recognized loss on pension, net of tax							(11,176)		(11,176)
Foreign currency translation adjustment							533	1	534
Balance, December 30, 2012	44,763	$4,476	$424,715	$18,392	4,036	$(71,520)	$795	$688	$377,546

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows from operating activities:
Net (loss) earnings	$(146,405)	$(66,626)	$27,614
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,714	37,348	34,477
Deferred taxes	(2,075)	47,612	(2,859)
Stock-based compensation	4,753	7,408	8,751
Provision for losses on accounts receivable	3,024	3,765	123
Excess tax benefit on stock compensation	(98)	(634)	(1,662)
(Gain) loss on disposal of fixed assets	(1,326)	106	133
Asset impairment	1,771	3,373	—
Goodwill impairment	106,348	3,411	—
Gain on sale of subsidiary	(1,657)	—	—
Loss on sale of discontinued operations	15	—	—
Restructuring-related asset impairment	6,506	7,843	—
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	22,105	(25,567)	(8,753)
Inventories	37,748	(23,821)	(20,535)
Other current assets	5,357	(14,065)	162
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	2,631	1,064	2,705
Income taxes	(1,502)	(506)	(5,653)
Unearned revenues	(4,393)	10,780	(9,750)
Restructuring reserve	(8,178)	10,544	3,044
Other current and accrued liabilities	4,875	8,350	(16,070)
Net cash provided by operating activities	62,213	10,385	11,727
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(12,401)	(22,981)	(23,712)
Acquisitions of businesses, net of cash acquired	—	(75,937)	(300)
Change in restricted cash	291	15	504
Proceeds from sale of real estate	4,560	—	—
Net cash proceeds from the sale of discontinued operations	1,180	—	—
Net cash proceeds from the sale of subsidiary	2,250	—	—
Other investing activities	1,671	623	323
Net cash used in investing activities	(2,449)	(98,280)	(23,185)
Cash flows from financing activities:
Proceeds from stock issuances	1,653	2,210	6,022
Excess tax benefit on stock compensation	98	634	1,662
Proceeds from short-term debt	3,467	8,565	7,621
Payment of short-term debt	(11,869)	(7,895)	(12,344)
Net change in factoring and bank overdrafts	(8,932)	(4,364)	1,413
Proceeds from long-term debt	3,000	74,117	141,747
Payment of long-term debt	(20,498)	(67,370)	(114,458)
Debt issuance costs	(2,085)	—	(1,991)
Repurchase of non-controlling interests	—	—	(781)
Net cash (used in) provided by financing activities	(35,166)	5,897	28,891
Effect of foreign currency rate fluctuations on cash and cash equivalents	750	3,006	(4,970)
Net increase (decrease) in cash and cash equivalents	25,348	(78,992)	12,463
Cash and cash equivalents:
Beginning of period	93,481	172,473	160,010
End of period	$118,829	$93,481	$172,473

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management, Apparel Labeling and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 29 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Revision of Previously Issued Consolidated Financial Statements

In December of 2011, we identified errors in our financial statements resulting from improper and fraudulent activities of a certain former employee of our Canada sales subsidiary as part of the transition of our Canadian operations into our shared service environment in North America. Subsequent to the discovery of such errors, we retained outside counsel to undertake an investigation with the assistance of forensic accountants and internal auditors. The results of this investigation concluded that in the period from 2005 through the fourth quarter of 2011, the then Controller of our Canadian operations was able to misappropriate cash through various schemes. The defalcation of cash was concealed by overriding internal controls at the subsidiary which had the effect of misstating certain accounts including cash, accounts receivable, and inventories as well as income taxes and non-income taxes payable and operating expenses. Based on this investigation, it was determined that improper and fraudulent activities affected the financial reporting of the subsidiary and that the improper and fraudulent activities were contained within the Canada sales subsidiary.

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by the Company from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. The fiscal year 2010 financial statement impact was $1.5 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, the Company received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider. The income from the settlement was recorded in the fourth quarter of 2012 in other (income) expense in the Consolidated Statement of Operations.

We revised our historical annual and quarterly filings for the effects of these revision adjustments in our 2011 Annual Report on Form 10-K and our 2012 Quarterly Reports on Form 10-Q. All historical amounts presented in this 2012 Annual Report on Form 10-K reflect these historical revision adjustments.
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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2012 are for the 53 weeks ended December 30, 2012, while references to 2011 and 2010 are for the 52 weeks ended December 25, 2011 and December 26, 2010, respectively.

Reclassifications

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation.

Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In December 2011, we began actively marketing our Banking Security Systems Integration business unit and we completed its sale in October 2012. In December 2012, our U.S. and Canada based CheckView® business met held for sale reporting criteria. In connection with our decisions to sell these businesses, for all periods presented, the operating results associated with these businesses have been reclassified into earnings from discontinued operations, net of tax in the Consolidated Statements of Operations. The assets and liabilities associated with the U.S. and Canada based CheckView® business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations, net of tax and liabilities of discontinued operations, net of tax, as appropriate, in the Consolidated Balance Sheets. Refer to Note 19 of the Consolidated Financial Statements.

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
Sale of Subsidiary
On November 15, 2012, we sold our Suzhou, China subsidiary, resulting in a gain on sale of $1.7 million that was recognized in other operating income on the Consolidated Statement of Operations.

Non-controlling Interests
On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest. In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the entity holding the non-controlling interest.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the years ended December 30, 2012, December 25, 2011, and December 26, 2010.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate or required in our financial statements. Refer to Note 20 of the Consolidated Financial Statements.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of 90 days or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Restricted Cash

We classify restricted cash as cash that cannot be made readily available for use. Restrictions may include legally restricted deposits held as compensating balances against short-term borrowing arrangements, contracts entered into with others, or company statements of intention with regard to particular deposits. During the year ended December 30, 2012, we completed a project for which we had received a grant from the Chinese government that was recorded within restricted cash in the accompanying Consolidated Balance Sheet.

Accounts Receivable

Accounts receivables are recorded at net realizable values. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. Provisions for the losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible. From time to time, we sell customer related receivables to third party financial institutions and evaluate these transactions to determine if they meet the criteria for sale accounting treatment. If it is determined that the criteria for sale treatment is met, the receivables are removed from the Consolidated Balance Sheet and earnings are reported on the Consolidated Statement of Operations. If it is determined that the criteria for sale accounting treatment is not met, the receivables remain on the Consolidated Balance Sheet and the transaction is treated as a secured financing.

During 2011, cash proceeds from the sale of accounts receivable related to sales-type lease extensions with customers to third party financial institutions totaled $38.0 million. Proceeds from the initial sale of the accounts receivables are used to fund operations. This transaction meets the criteria for sale accounting treatment. We have presented the earnings recognized on the sale of the receivables and other related matters separately in other operating income on the Consolidated Statements of Operations for the years ended December 25, 2011 and December 30, 2012.

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

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of December 30, 2012 and December 25, 2011 were $22.8 million and $21.4 million respectively. As of December 30, 2012, $18.1 million was recorded in machinery and equipment related to portions of the ERP system that were placed in service. The remaining costs of $4.7 million and $6.0 million as of December 30, 2012 and December 25, 2011, respectively, are capitalized as construction-in-progress until such time as the these portions of the ERP system have been placed in service.

Goodwill

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising the Company’s business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process when we conclude a qualitative analysis is not sufficient. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The nonrecurring fair value measurement of goodwill is developed using significant unobservable inputs (Level 3). We considered whether applying a purely qualitative assessment of goodwill would be sufficient (i.e. a qualitative assessment without quantitative support and bypassing Step 1). We reviewed the implied headroom for each reporting unit as of the most recent goodwill assessment, noting that three of our reporting units had headroom of less than 12% and would require a quantitative analysis. Therefore, we decided to proceed to Step 1 for all reporting units.

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

Other Assets

Included in other assets are $6.0 million and $11.2 million of net long-term customer-based receivables at December 30, 2012 and December 25, 2011, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 30, 2012 and December 25, 2011 were $2.6 million and $2.8 million, respectively. The financing cost amortization expense was $2.3 million, $1.1 million, and $1.2 million, for 2012, 2011, and 2010, respectively.

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

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $15.2 million and $11.7 million as of December 30, 2012 and December 25, 2011, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)	December 30, 2012	December 25, 2011
Balance at beginning of year	$5,857	$6,170
Accruals for warranties issued	5,205	5,882
Settlements made	(5,429)	(6,194)
Adjustment for discontinued operations	(1,668)	—
Foreign currency translation adjustment	30	(1)
Balance at end of period	$3,995	$5,857

Royalty Expense

Royalty expenses related to security products approximated $0.2 million, $0.2 million, and $0.1 million, in 2012, 2011, and 2010, respectively. These expenses are included as part of cost of revenues.

Research and Development Costs

Research and development costs are expensed as incurred and consist of development work associated with our existing and potential products and processes. Our research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Year Ended	December 30, 2012	December 25, 2011	December 26, 2010
Weighted-average fair value of grants	$4.38	$9.74	$7.51
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	.5208	.4991	.4829
Expected life (in years)	5.06	4.98	4.93
Risk-free interest rate	0.750%	2.138%	1.845%

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

Sales and Value Added Taxes Collected from Customers

Sales and value added taxes collected from customers are excluded from revenues. The obligation is included in other current liabilities until the taxes are remitted to the appropriate taxing authorities.

Foreign Currency Translation and Transactions

Our balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rate of exchange in effect at the balance sheet dates. Revenues, costs, and expenses of our foreign subsidiaries are translated into U.S. dollars at the year-to-date average rate of exchange. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Gains or losses on certain long-term inter-company transactions are excluded from the net earnings (loss) and accumulated in the cumulative translation adjustment as a separate component of Consolidated Stockholders’ Equity. All other foreign currency transaction gains and losses are included in net earnings (loss) on our Consolidated Statement of Operations.

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

In September 2011, the FASB issued ASU 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80)," (ASU 2011-09). ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer's involvement in multiemployer pension plans. ASU 2011-09 is effective for fiscal years ending after December 15, 2011. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet - Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities," which clarifies the scope of the offsetting disclosures of ASU 2011-11. Both ASUs are effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

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

During the second quarter of 2012, we finalized the purchase accounting of the acquisition of the Shore to Shore businesses. At June 24, 2012, the financial statements reflected the final allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This final allocation resulted in acquired goodwill of $59.7 million, of which $9.8 million is tax deductible, and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The results from the acquisition date through December 25, 2011 are included in the Apparel Labeling Solutions segment (revenues of $35.3 million and a net loss of $9 thousand).

The purchase price includes a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. When this information is received, the final adjustment to the purchase price will be reflected through earnings. Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.3 million and $2.3 million for the years ended December 30, 2012 and December 25, 2011, respectively.

As the Company acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we have classified the non-controlling interests as equity on our Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the years ended December 30, 2012 and December 25, 2011. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

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

At December 26, 2010, the financial statements reflected the final allocation of the Napar purchase price. This allocation resulted in acquired goodwill of $0.5 million, which is not tax deductible. Equipment included in this acquisition totaled $33 thousand, and is included in property, plant, & equipment, net in the accompanying Consolidated Balance Sheets.  The results from the acquisition are included in the Apparel Labeling Solutions segment and were not material to the Consolidated Financial Statements.

Pro forma results of operations have not been presented individually or in the aggregate for this acquisition because the effects of the acquisition were not material to our Consolidated Financial Statements.

Note 3. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	December 30, 2012	December 25, 2011
Raw materials	$16,702	$28,128
Work-in-process	6,554	10,481
Finished goods	58,898	92,378
Total	$82,154	$130,987

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes are:

(amounts in thousands)	December 30, 2012	December 25, 2011
Revenue equipment on operating lease
Equipment rented to customers	$3,522	$3,732
Accumulated depreciation	(1,774)	(1,812)
Total revenue equipment on operating lease	$1,748	$1,920

Property, plant, and equipment
Land	$8,894	$9,862
Buildings	56,577	74,402
Machinery and equipment	172,398	204,215
Leasehold improvements	15,218	15,003
Construction in progress	5,724	10,282
	258,811	313,764
Accumulated depreciation	(151,627)	(181,603)
Total property, plant, and equipment	$107,184	$132,161

Property, plant, and equipment under capital lease had gross values of $2.0 million and $2.2 million and accumulated depreciation of $1.5 million and $1.5 million, as of December 30, 2012 and December 25, 2011, respectively.

Included in property, plant, and equipment as of December 30, 2012 and December 25, 2011, is the impact of asset impairment adjustments of $6.5 million and $7.8 million, respectively, related to our restructuring activities.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $20.3 million, $24.4 million, and $21.0 million, for 2012, 2011, and 2010, respectively.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $75.0 million, and $84.6 million as of December 30, 2012 and December 25, 2011, respectively.

The following table reflects the components of intangible assets as of December 30, 2012 and December 25, 2011:

		December 30, 2012		December 25, 2011
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$81,895	$50,215	$81,348	$43,945
Trade name	1 to 30	30,414	19,143	30,007	18,237
Patents, license agreements	3 to 14	60,682	50,826	60,249	47,704
Other	2 to 6	7,178	6,546	7,160	5,830
Total amortized finite-lived intangible assets		180,169	126,730	178,764	115,716

Indefinite-lived intangible assets:
Trade name		21,511	—	21,509	—
Total identifiable intangible assets		$201,680	$126,730	$200,273	$115,716

We recorded $11.3 million, $10.8 million, and $11.2 million of amortization expense for 2012, 2011, and 2010, respectively.

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended June 24, 2012. Also, as part of the annual impairment testing, the undiscounted cash flow analysis attributable to the long-lived assets in our European Retail Merchandising Solutions reporting unit resulted in no impairment charge in the quarter ended December 30, 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

In December 2011, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.6 million impairment charge to the SIDEP trade name. The impairment charge was recorded in asset impairment expense in the Shrink Management Solutions segment on the Consolidated Statement of Operations.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2013	$8,764
2014	$8,276
2015	$8,120
2016	$7,857
2017	$6,821

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 26, 2010	$165,324	$3,915	$62,086	$231,325
Acquired during the year	$—	58,008	$—	58,008
Discontinued operations	(3,782)	$—	$—	(3,782)
Translation adjustments	269	661	(378)	552
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	$—	1,624	$—	1,624
Discontinued operations	$(3,263)	$—	$—	(3,263)
Impairment losses	$—	(64,437)	$(38,278)	(102,715)
Translation adjustments	483	229	280	992
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741

The following table reflects the components of goodwill as of December 30, 2012 and December 25, 2011:

	December 30, 2012			December 25, 2011
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Shrink Management Solutions	$208,835	$49,804	$159,031	$213,836	$52,025	$161,811
Apparel Labeling Solutions	84,059	84,059	—	81,662	19,078	62,584
Retail Merchandising Solutions	133,707	109,997	23,710	130,640	68,932	61,708
Total goodwill	$426,601	$243,860	$182,741	$426,138	$140,035	$286,103

During fiscal 2011 and 2010 we completed acquisitions which impacted goodwill and intangible assets. Refer to Note 2 of the Consolidated Financial Statements for more information on these acquisitions, including any impact of purchase accounting adjustments.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The 2011 and 2010, annual assessments did not result in an impairment charge.

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

There were no additional impairment indicators during the third quarter ended September 23, 2012. Our 2012 annual impairment test resulted in our assessment that the carrying value of the European Retail Merchandising Solutions reporting unit exceeded its fair value. As a result of our annual impairment test, a $38.3 million non-cash goodwill impairment charge was assessed as of October 21, 2012, and recorded in goodwill impairment expense on the Consolidated Statement of Operations in the fourth quarter of 2012 in our Retail Merchandising Solutions segment. The goodwill impairment was due to the decline in estimated future European Retail Merchandising Solutions cash flows impacted by current economic conditions in Europe resulting in decreased customer investments in new stores and refurbishments. Additionally, increased competition and pricing pressures are factors that have negatively impacted this business.
Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, we may be required to record additional impairment charges. An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant charge in future periods.

As of the date of our fiscal 2012 annual impairment test, the total fair values for the remaining reporting units in all of our segments exceeded their total carrying values by more than 45%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Shrink Management Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.
Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 30, 2012 and at December 25, 2011 consisted of the following:

(amounts in thousands)	December 30, 2012	December 25, 2011
Overdraft	$568	$405
Full-recourse factoring liabilities	—	8,809
Term loans	2,272	9,125
Other short-term borrowings	889	2,529
Current portion of long-term debt	638	910
Total short-term borrowings and current portion of long-term debt	$4,367	$21,778

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

In connection with the acquisition of the Shore to Shore businesses, the Company assumed debt of $4.2 million. In June 2012, $0.7 million (INR 37.2 million) was paid in order to extinguish an overdraft facility and other short-term borrowings in the accompanying Consolidated Balance Sheets. As of December 30, 2012 and December 25, 2011, $3.9 million and $3.8 million related to the assumed debt remained outstanding, respectively. The debt assumed includes capital leases, accounts receivable factoring arrangements, term loans, an overdraft facility, and other short-term loans. With the exception of the capital leases, the banking facilities are subject to the banks’ rights to call the liabilities at any time, and are therefore included in short-term borrowings in the accompanying Consolidated Balance Sheets.

In February 2012, the Company entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of December 30, 2012, $2.3 million and $0.5 million were outstanding on the term loan and overdraft/import line, respectively.

In November 2010, we entered into a Japanese local line of credit for $1.8 million (¥150 million). During the fourth quarter of 2011, our Japanese local line of credit of $1.9 million (¥150 million) was paid down.

In October 2009, the Company entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement. As of December 25, 2011, our short-term full-recourse factoring arrangement equaled $8.8 million (€6.8 million) and was included in short-term borrowings in the accompanying Consolidated Balance Sheets. In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish our existing short-term full-recourse factoring agreement in Germany. The arrangement was included in short-term borrowings in the accompanying Consolidated Balance Sheets.

Note 7. LONG-TERM DEBT

Long-term debt at December 30, 2012 and December 25, 2011 consisted of the following:

(amounts in thousands)	December 30, 2012	December 25, 2011
Senior Secured Credit Facility:
$69 million variable interest rate revolving credit facility maturing in 2014	$42,021	$52,248
Senior Secured Notes:
$22 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	22,038	25,000
$22 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	22,038	25,000
$22 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	22,038	25,000
Full-recourse factoring liabilities	942	1,333
Other capital leases with maturities through 2016	482	1,013
Total(1)	109,559	129,594
Less current portion	638	910
Total long-term portion	$108,921	$128,684

(1)	The weighted average interest rates for 2012 and 2011 were 5.9% and 4.0%, respectively.

Senior Secured Credit Facility

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

On February 17, 2012, we received an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012, respectively. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contained a provision whereby if our cash balance exceeds $65.0 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during 2012.

Absent the waiver and additional July 2012 Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of December 30, 2012.

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

During the year ended December 30, 2012, the Company incurred $1.3 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Credit Facility, which were capitalized and will be amortized over the term of the Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, the Company recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in 2012.

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

The Senior Secured Credit Facility provides for a revolving commitment of up to $75.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of December 30, 2012, we were not eligible to request the $50.0 million expansion option due to financial covenant restrictions.

As of December 30, 2012, $1.8 million, issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of December 30, 2012 was $143 million.

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

On February 17, 2012, we received an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returned it to 1.25 for periods thereafter. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

Absent the waiver and additional July 2012 Note Amendment, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio covenant as of September 23, 2012. Absent the waiver, we would have been in violation of the fixed charge coverage ratio covenant as of September 23, 2012. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of December 30, 2012.

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the year ended December 30, 2012, the Company incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.6 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in 2012 and $0.8 million, which were capitalized and will be amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, the Company repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, the Company recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in 2012.

Under the Senior Secured Notes Agreement, we issued to the Purchasers its Series A Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series A Notes”), its Series B Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series B Notes”), and its Series C Senior Secured Notes in an aggregate principal amount of $22.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement also provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. The aggregate principal amount of the Shelf Notes issued at any time shall be no less than $5.0 million. The Shelf Notes will have a maturity date of no more than 10 years from the respective maturity date and an average life of no more than 7 years after the date of issue. The Shelf Notes will have such other terms, including principal amount, interest rate and repayment schedule, as agreed with our lender at the time of issuance. As of December 30, 2012, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

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

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of December 30, 2012 was $143.0 million.

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

Full-recourse Factoring Arrangements

In December 2009, we entered into a full-recourse factoring arrangements. The arrangements are secured by trade receivables. The Company received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 30, 2012 the factoring arrangements had a balance of $0.9 million (€0.7 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.6 million (€0.4 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

The aggregate maturities on all long-term debt (including current portion) are:

(amounts in thousands)	Debt	Capital Leases	Total Debt
2013	$351	$287	$638
2014	42,342	122	42,464
2015	22,262	56	22,318
2016	22,084	15	22,099
2017	22,038	2	22,040
Thereafter	—	—	—
Total	$109,077	$482	$109,559

Note 8. STOCK-BASED COMPENSATION

At December 30, 2012, we had stock-based employee compensation plans as described below. For the years ended December 30, 2012, December 25, 2011, and December 26, 2010, the total compensation expense (included in selling, general, and administrative expense) related to these plans was $4.7 million, $7.3 million, and $8.5 million ($4.5 million, $7.1 million, and $6.2 million, net of tax), respectively.

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

As of December 30, 2012, there were 3,308,264 shares available for grant under the 2004 Plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 30, 2012, there were no shares available for grant under the 1992 Plan.

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

On February 17, 2009, RSUs were awarded to certain key employees of the Company as part of the LTIP 2009 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2009 to December 2011 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $8.12 per share. At December 25, 2011, we reversed $0.5 million of previously recognized compensation cost since it was determined that the Company did not achieve the specific relative performance goals set forth in the plan. Accordingly, no RSUs were earned under this plan.

On February 12, 2010, RSUs were awarded to certain key employees of the Company as part of the LTIP 2010 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus a pool of peer companies during the January 2010 to December 2012 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $15.83 per share. Additional RSUs related to the LTIP 2010 plan were awarded on February 22, 2010, and March 11, 2010, with a weighted average price of $17.06 and $21.76 per share, respectively. At June 24, 2012, we reversed $0.8 million of previously recognized compensation cost since it was determined that the Company would not achieve the specific relative performance goals set forth in the plan. Accordingly, no RSUs were earned under this plan.

On February 17, 2011, RSUs were awarded to certain key employees of the Company as part of the LTIP 2011 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus the Russell 2000 index during the January 2011 to December 2013 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $22.54 per share. At September 23, 2012, we assessed our performance versus the Russell 2000 index and determined that a portion of the goals identified in the plan would not be achieved. As a result, at September 23, 2012, we reversed $0.3 million of previously recognized compensation cost attributable to these goals. For fiscal year 2012, $0.1 million of income was charged against compensation expense. As of December 30, 2012, total unamortized compensation expense for this grant was $0.2 million. As of December 30, 2012, the maximum achievable RSUs outstanding under this plan are 37,356 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 22, 2012, RSUs were awarded to certain key employees of the Company as part of the LTIP 2012 plan. The number of shares for these units varies based on the Company achieving certain levels of earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2012 to December 2014 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $11.93 per share. For fiscal year 2012, $0.1 million was charged to compensation expense. As of December 30, 2012, total unamortized compensation expense for this grant was $0.2 million. As of December 30, 2012, the maximum achievable RSUs outstanding under this plan are 29,820 units. These RSUs reduce the shares available to grant under the 2004 Plan.
On July 24, 2012, RSUs were awarded to certain key employees of the Company as part of the LTIP Second Half 2012 plan. The number of shares for these units varies based on individual performance versus second half 2012 goals. These goals were developed for employees who can influence key metrics set forth in the new business strategy during the July 2012 to December 2012 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $7.59 per share. For fiscal year 2012, $0.6 million was charged to compensation expense. Final assessment of these goals, including any compensation expense true-up will be completed in the first half of 2013. As of December 30, 2012, the maximum achievable RSUs outstanding under this plan are 108,960 units. These RSUs reduce the shares available to grant under the 2004 Plan.
Stock Options

Option activity under the principal option plans as of December 30, 2012 and changes during the year then ended were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2011	2,600,805	$19.54	4.39	$512
Granted	801,880	9.70
Exercised	(62,247)	8.61
Forfeited or expired	(596,381)	18.03
Outstanding at December 30, 2012	2,744,057	$17.24	5.01	$1,321
Vested and expected to vest at December 30, 2012	2,545,483	$17.83	4.67	$1,002
Exercisable at December 30, 2012	2,052,214	$19.54	3.58	$371

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 30, 2012, December 25, 2011, and December 26, 2010, was $0.1 million, $1.1 million, and $4.3 million, respectively.

As of December 30, 2012, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 30, 2012 was $1.7 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $0.1 million and $1.3 million for the fiscal years ended December 30, 2012 and December 25, 2011. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

We issue service-based restricted stock units with vesting periods up to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 30, 2012 and changes during the year ended December 30, 2012 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 25, 2011	617,672	0.79	$21.29
Granted	223,795		$10.58
Vested	(196,254)		$11.24
Forfeited	(82,107)		$17.15
Nonvested at December 30, 2012	563,106	0.79	$21.14
Vested and expected to vest at December 30, 2012	511,026	0.65
Vested at December 30, 2012	61,250	—

The total fair value of restricted stock awards vested during 2012 was $2.2 million as compared to $4.0 million during 2011. As of December 30, 2012, there was $1.4 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Other Compensation Arrangements

During fiscal 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $1.0 million at December 30, 2012, of which $1.2 million, $0.6 million, and $0.2 million was expensed for the years ended December 30, 2012, December 25, 2011, and December 26, 2010, respectively. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2012, 2011, and 2010 includes payments for interest of $8.7 million, $6.7 million, and $3.6 million, respectively and also includes payments for income taxes of $10.8 million, $17.9 million, and $22.4 million, respectively.

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

At December 30, 2012 and December 25, 2011, the Company accrued $0.5 million and $2.3 million, respectively of capital expenditures, with no comparable accrual at December 26, 2010. These amounts were excluded from the Consolidated Statements of Cash Flows at December 30, 2012, December 25, 2011, and December 26, 2010 since they represent non-cash investing activities. Accrued capital expenditures at December 30, 2012, December 25, 2011, and December 26, 2010 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Also excluded from the Consolidated Statement of Cash Flows for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 are $27 thousand, $0.1 million, and $0.4 million, respectively, of new capital lease obligations and related capitalized assets.

Business Acquisitions

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Fair value of tangible assets acquired, less cash acquired	$—	$28,535	$33
Goodwill and identified intangible assets	—	68,458	467
Liabilities assumed	—	(20,270)	—
Payment obligation	—	(786)	(200)
Cash paid for acquisitions	$—	$75,937	$300

Note 10. STOCKHOLDERS’ EQUITY

The components of accumulated other comprehensive income at December 30, 2012 and at December 25, 2011 are as follows:

(amounts in thousands)	December 30, 2012	December 25, 2011
Actuarial losses on pension plans, net of tax	$(17,538)	$(6,580)
Derivative hedge contracts, net of tax	21	1,542
Foreign currency translation adjustment	18,312	17,779
Total	$795	$12,741

Note 11. EARNINGS PER SHARE

For fiscal years 2012, 2011, and 2010, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 30, 2012	December 25, 2011	December 26, 2010
Basic (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(137,917)	$(65,404)	$19,405
Basic (loss) earnings from discontinued operations, net of tax expense (benefit) of $247, ($378), and $5,134	$(7,959)	$(1,165)	$8,325
Diluted (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(137,917)	$(65,404)	$19,405
Diluted (loss) earnings from discontinued operations, net of tax expense (benefit) of $247, ($378), and $5,134	$(7,959)	$(1,165)	$8,325
Shares:
Weighted average number of common shares outstanding	40,476	40,070	39,483
Shares issuable under deferred compensation agreements	524	462	452
Basic weighted average number of common shares outstanding	41,000	40,532	39,935
Common shares assumed upon exercise of stock options and awards	—	—	505
Shares issuable under deferred compensation arrangements	—	—	5
Dilutive weighted average number of common shares outstanding	41,000	40,532	40,445
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(3.36)	$(1.61)	$0.48
(Loss) earnings from discontinued operations, net of tax	(0.20)	(0.03)	0.21
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(1.64)	$0.69
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(3.36)	$(1.61)	$0.48
(Loss) earnings from discontinued operations, net of tax	(0.20)	(0.03)	0.21
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(1.64)	$0.69

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 were as follows:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Weighted average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	3,107	2,380	1,516

(1)
Adjustments for stock options and awards of 61 shares and 329 shares and deferred compensation arrangements of 12 shares and 11 shares were anti-dilutive in fiscal 2012 and 2011, respectively. These shares were therefore excluded from the earnings per share calculation due to our net loss for the years.

Note 12. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes are:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Domestic	$(54,230)	$(41,664)	$(32,985)
Foreign	(76,852)	35,776	56,102
Total	$(131,082)	$(5,888)	$23,117

Provision for income taxes:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Currently payable
Federal	$2,544	$365	$(4,004)
State	88	99	(404)
Puerto Rico	354	23	(3,950)
Foreign	6,453	11,474	15,045
Total currently payable	9,439	11,961	6,687

Deferred
Federal	(792)	49,395	(5,128)
State	226	526	4,321
Puerto Rico	765	(377)	(707)
Foreign	(2,274)	(1,932)	(1,345)
Total deferred	(2,075)	47,612	(2,859)
Total provision	$7,364	$59,573	$3,828

Adjustments have been made to prior year figures in the table above to be more presentable with the current year.

Deferred tax assets/liabilities at December 30, 2012 and December 25, 2011 consist of:

(amounts in thousands)	December 30, 2012	December 25, 2011
Inventory	$5,390	$4,930
Accounts receivable	2,733	2,513
Capitalized research and development costs	21,173	18,476
Net operating loss and foreign tax credit carryforwards	65,951	62,685
Restructuring	491	2,537
Pension	12,874	7,890
Warranty	1,138	1,507
Deferred compensation	3,630	4,980
Stock based compensation	7,506	8,148
Depreciation	1,753	1,052
Other	11,759	12,349
Valuation allowance	(104,514)	(102,148)
Deferred tax assets	29,884	24,919
Deferred revenue	546	1,316
Intangibles	8,327	9,542
Unremitted earnings	3,081	2,365
Deferred tax liabilities	11,954	13,223
Net deferred tax assets	$17,930	$11,696

At December 30, 2012, we had $35.9 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions. Of these, $25.4 million have no expiration, and the remaining $10.5 million will expire in future years through 2022. In the U.S., there were approximately $5.7 million of federal and $6.7 million of state net operating loss carryforwards, which will expire in future years through 2032. Of the $5.7 million of federal net operating loss carryforwards, $5.3 million is subject to IRC § 382 limitations.

In the U.S., a $1.1 million and $3.5 million windfall benefit on stock compensation occurred in 2011 and 2010, respectively.  We have not recorded these amounts to additional capital or increased its related net operating loss carryforward due to the fact that the windfall benefits have not reduced income taxes payable. There was no windfall benefit on stock compensation in 2012. We have adopted a “with and without” approach with regards to utilization of windfall benefits.

At December 30, 2012, we had U.S. foreign tax credit carryforwards of $16.6 million with expiration dates ranging from 2016 to 2022.

We operate under tax holidays in other countries, which are effective through dates ranging from 2015 through 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

In accordance with ASC 740, “Accounting for Income Taxes”, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income from multiple lines of business across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances.  We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.  At December 30, 2012 and December 25, 2011, we had net deferred tax assets of $17.9 million and $11.7 million, respectively.

During 2010, negative evidence arose in the form of cumulative losses in the U.S. and Germany, with net deferred tax assets of $41.7 million and $9.6 million, respectively. In 2010, and the first six months of 2011, we considered all available evidence and were able to conclude on a more likely than not basis that the effects of our commitment to specific tax planning actions provided a sufficient amount of positive evidence to support the continued benefit of the jurisdictions’ deferred tax assets.

During the quarter ending September 25, 2011, a valuation allowance in the amount of $48 million was established related to all components of the domestic net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized. The amount of valuation allowance recorded was greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non-amortizable assets such as goodwill and indefinite lived intangibles. This charge was primarily a result of the trend of significant domestic losses experienced in recent years, as well as the reduction of our global earnings experienced during the first nine months of 2011.

We have not recorded a valuation allowance on the net German deferred tax asset and continue to rely on a tax planning action that has been executed in the fourth quarter of 2011 and have provided evidence during 2012 to support the realization of the German deferred tax assets. The German tax planning action does not significantly rely on our global earnings to utilize German deferred tax assets.

In May 2011, we acquired a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses”) through the acquisition of equity and/or assets. As of December 25, 2011, we have established a preliminary opening net deferred tax liability of $3.0 million. In addition, we have established $3.1 million of income tax liabilities related to uncertain tax positions in pre-acquisition tax years. The income tax adjustments related to purchase accounting for the Shore to Shore businesses were finalized in 2012. Our preliminary opening net deferred tax liability increased to $3.1 million and the income tax liabilities related to uncertain tax positions in pre-acquisition years was increased to $7.1 million.

During 2012, negative evidence arose in the form of cumulative losses in the Netherlands, with net deferred assets of $0.3 million. During the quarter ending June 24, 2012, a valuation allowance was established related to certain components of the Netherlands deferred tax asset based on the determination after the above considerations that it was more likely than not that the net deferred tax assets would not be fully utilized.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $4.0 million as of December 30, 2012. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants and the projected future cash impact of our refined business strategy. Our assertion on unremitted earnings remains unchanged in 2012.

As of December 30, 2012, we provided a deferred tax liability of approximately $3.1 million primarily for withholding taxes associated with future repatriation of earnings for certain subsidiaries. We have not provided deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Tax provision at the statutory federal income tax rate	$(45,879)	$(2,061)	$8,091
Unremitted earnings	690	1,430	—
Non-deductible permanent items	1,566	1,748	1,467
Non-deductible goodwill impairment	32,503	—	—
State and local income taxes, net of federal benefit	314	625	3,917
Losses for which no tax benefit recognized and release of allowance on current year income	1,135	14,224	1,408
Effect of foreign operations	17,671	(3,668)	(7,794)
Tax settlements	—	—	(47)
Potential tax contingencies	(547)	(1,086)	(3,488)
Change in valuation allowance	283	47,684	—
Stock based compensation	994	366	441
Other	(1,366)	311	(167)
Tax provision at the effective tax rate	$7,364	$59,573	$3,828

Included in the effect of foreign operations is the U.S. tax impact of certain foreign income inclusions. Due to the U.S. valuation allowance, there was no related impact on overall tax expense in 2012 and 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

( amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Gross unrecognized tax benefits at beginning of year	$15,850	$12,846	$14,884
Increases in tax positions for prior years	225	997	1,161
Decreases in tax positions for prior years	(1,068)	(44)	—
Increases in tax positions for current year	3,800	808	1,229
Settlements	(683)	(443)	(928)
Acquisition reserves	1,167	4,640	240
Lapse in statute of limitations	(2,956)	(2,954)	(3,740)
Gross unrecognized tax benefits at end of year	$16,335	$15,850	$12,846

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $16.3 million and $15.9 million at December 30, 2012 and December 25, 2011, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010, we recognized interest and penalties of $(0.3) million, $1.0 million, and $(2.8) million, respectively in the statement of operations. At December 30, 2012 and December 25, 2011, we have accrued interest and penalties related to unrecognized tax benefits of $4.3 million and $4.6 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within the next twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $5.0 million to $3.4 million.

We are currently under audit in the following major jurisdictions: Germany 2006 – 2009, Finland 2008 – 2009, and India 2008 - 2012.

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.4 million, $1.5 million, and $1.3 million, in 2012, 2011, and 2010, respectively.

Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Puerto Rico subsidiary who have completed three months of service may participate in our Puerto Rico Savings Plan.

During fiscal 2005, we initiated a 423(b) Employee Stock Purchase Plan (ESPP), which was adopted by the shareholders at the Annual Shareholder Meeting on April 29, 2004. This plan replaces the non-qualified Employee Stock Purchase Plan. Under the provisions of the 423(b) plan, eligible employees may contribute from 1% to 25% of their base compensation to purchase shares of our common stock at 85% of the fair market value on the offering date or the exercise date of the offering period, whichever is lower.

On May 31, 2012, at the 2012 Annual Meeting of Shareholders of Checkpoint, our shareholders amended the ESPP in order to increase the number of shares of the Company’s common stock reserved for issuance under the ESPP by 400,000 shares to an aggregate of 1,050,000 shares. Our expense for this plan in fiscal 2012, 2011 and 2010 was $0.4 million, $0.6 million, and $0.6 million, respectively. As of December 30, 2012, there were 400,340 shares authorized and available to be issued. During fiscal year 2012, 139,135 shares were issued under this plan as compared to 100,475 shares in 2011 and 102,769 shares in 2010.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2012, 2011, and 2010 were approximately $0.2 million, $0.2 million, and $0.4 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $24 thousand, $40 thousand, and $46 thousand for fiscal years 2012, 2011, and 2010, respectively.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 5% of the total workforce at December 30, 2012. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in the Company’s statement of financial position.

The amounts recognized in accumulated other comprehensive income at December 30, 2012, and December 25, 2011 consist of:

(amounts in thousands)	December 30, 2012	December 25, 2011
Transition obligation	$—	$58
Prior service costs	10	12
Actuarial losses	26,588	10,638
Total	26,598	10,708
Deferred tax	(8,833)	(4,311)
Net	$17,765	$6,397

The amounts included in accumulated other comprehensive income at December 30, 2012 and expected to be recognized in net periodic pension cost during the year ended December 29, 2013 is as follows:

(amounts in thousands)	December 29, 2013
Prior service costs	$2
Actuarial loss	1,559
Total	$1,561

The Company expects to make contributions of $5.2 million during the year ended December 29, 2013.

The pension plans included the following net cost components:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Service cost	$851	$972	$855
Interest cost	3,874	4,418	4,331
Expected return on plan assets	41	155	(60)
Amortization of actuarial loss (gain)	224	50	(24)
Amortization of transition obligation	57	129	124
Amortization of prior service costs	2	2	2
Net periodic pension cost	5,049	5,726	5,228
Settlement loss	—	46	—
Curtailment loss (gain)	72	(104)	—
Total pension expense	$5,121	$5,668	$5,228

The table below sets forth the funded status of our plans and amounts recognized in the accompanying Consolidated Balance Sheets.

(amounts in thousands)	December 30, 2012	December 25, 2011
Change in benefit obligation
Net benefit obligation at beginning of year	$84,674	$81,226
Service cost	851	972
Interest cost	3,874	4,418
Actuarial loss	16,269	4,439
Gross benefits paid	(4,324)	(4,537)
Plan curtailments	(575)	(618)
Plan settlements	(295)	(470)
Foreign currency exchange rate changes	1,540	(756)
Net benefit obligation at end of year	$102,014	$84,674

Change in plan assets
Fair value of plan assets at beginning of year	$1,406	$1,472
Actual return on assets	(5)	145
Employer contributions	4,686	4,801
Gross benefits paid	(4,324)	(4,537)
Plan settlements	(295)	(470)
Foreign currency exchange rate changes	20	(5)
Fair value of plan assets at end of year	$1,488	$1,406

Reconciliation of funded status
Funded status at end of year	$(100,526)	$(83,268)

(amounts in thousands)	December 30, 2012	December 25, 2011
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$4,687	$4,453
Accrued pensions	95,839	78,815
Net amount recognized at end of year	$100,526	$83,268
Accumulated benefit obligation at end of year	$96,774	$80,744

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(amounts in thousands)	December 30, 2012	December 25, 2011
Projected benefit obligation	$102,014	$84,674
Accumulated benefit obligation	$96,774	$80,744
Fair value of plan assets	$1,488	$1,406

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 30, 2012	December 25, 2011	December 26, 2010
Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	3.53%	4.77%
Expected rate of increase in future compensation levels	2.52%	2.52%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	4.77%	5.27%	5.77%
Expected rate of return on plan assets	5.25%	5.75%	4.00%
Expected rate of increase in future compensation levels	2.52%	2.52%	2.52%
Measurement Date:	December 31, 2012	December 31, 2011	December 31, 2010

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 3.53% in 2012 and 4.77% in 2011. We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 5.25% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2013	$4,689
2014	$4,753
2015	$4,844
2016	$4,864
2017	$5,004
2018 through 2022	$26,104

The following table provides a summary of the fair value of the Company's pension plan assets at December 30, 2012 utilizing the fair value hierarchy discussed in Note 14:

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$1,488	$—	$—	$1,488

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 30, 2012 is presented below:

(amounts in thousands)	Balance as of December 25, 2011	Actual Return on Plan Assets, Relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 30, 2012
Asset Category
Global insurance assets	$1,406	$791	$(209)	$(520)	$—	$20	$1,488
Total Level 3 Assets	$1,406	$791	$(209)	$(520)	$—	$20	$1,488

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of December 30, 2012 and December 25, 2011 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$179	$—	$179	$—
Foreign currency revenue forecast contracts	14	—	14	—
Total assets	$193	$—	$193	$—

Foreign currency forward exchange contracts	$208	$—	$208	$—
Total liabilities	$208	$—	$208	$—

(amounts in thousands)	Total Fair Value Measurement December 25, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$463	$—	$463	$—
Foreign currency revenue forecast contracts	1,120	—	1,120	—
Total assets	$1,583	$—	$1,583	$—

Foreign currency forward exchange contracts	$415	$—	$415	$—
Total liabilities	$415	$—	$415	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the years ended December 30, 2012 and December 25, 2011:

(amounts in thousands)	December 30, 2012	December 25, 2011
Beginning balance, net of tax	$1,542	$377
Changes in fair value gain, net of tax	481	(643)
Reclass to earnings, net of tax	(2,002)	1,808
Ending balance, net of tax	$21	$1,542

We believe that the fair values of our current assets and current liabilities (cash, restricted cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 30, 2012 and December 25, 2011 are summarized in the following table:

	December 30, 2012		December 25, 2011
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$42,021	$42,021	$52,248	$52,248
Senior secured notes	$66,114	$66,549	$75,000	$75,686

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Nonrecurring Fair Value Measurements

In 2012, in connection with our annual impairment test, goodwill with a carrying amount of $61.5 million was written down to its implied fair value of $23.2 million. This resulted in a $38.3 million goodwill impairment charge that was recorded in goodwill impairment expense in the Retail Merchandising Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a discounted cash flow valuation methodology. Refer to Note 5 of the Consolidated Financial Statements.

In 2011, as a result of our annual impairment test, our SIDEP indefinite-lived trade name with a carrying amount of $0.8 million was written down to its implied fair value of $0.2 million. This resulted in a $0.6 million impairment charge that was recorded in asset impairment in the Shrink Management Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using the relief from royalty income valuation approach. Refer to Note 5 of the Consolidated Financial Statements.

Severance costs included in our restructuring charges are calculated using internal estimates and are therefore classified as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

Accrued restructuring costs for lease termination liabilities were valued using a discounted cash flow model. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the years ended December 30, 2012 and December 25, 2011 due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011:

	December 30, 2012				December 25, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$14	Other current liabilities	$—	Other current assets	$1,120	Other current liabilities	$—
Total derivatives designated as hedging instruments		14		—		1,120		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	179	Other current liabilities	208	Other current assets	463	Other current liabilities	415
Total derivatives not designated as hedging instruments		179		208		463		415
Total derivatives		$193		$208		$1,583		$415

The following tables present the amounts affecting the Consolidated Statement of Operations for the years ended December 30, 2012, December 25, 2011, and December 26, 2010:

	December 30, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$507	Cost of sales	$(1,994)	$102
Total designated cash flow hedges	$507		$(1,994)	$102

	December 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$(658)	Cost of sales	$(1,792)	$(296)
Total designated cash flow hedges	$(658)		$(1,792)	$(296)

	December 26, 2010
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$1,940	Cost of sales	$1,194	$(124)
Interest rate swap contracts	171	Interest expense	(159)	—
Total designated cash flow hedges	$2,111		$1,035	$(124)

	December 30, 2012		December 25, 2011		December 26, 2010
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$261	Other gain (loss), net	$(155)	Other gain (loss), net	$77	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 30, 2012, we had currency forward exchange contracts with notional amounts totaling approximately $17.1 million. The fair values of the forward exchange contracts were reflected as a $0.2 million asset and $0.2 million liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. The foreign currency contracts mature at various dates from January 2013 to March 2013. The purpose of these cash flow hedges is to reduce the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 30, 2012, the fair value of these cash flow hedges was reflected as a $14 thousand asset and is included in other current assets in the accompanying Consolidated Balance Sheets. The total notional amount of these hedges is $3.9 million (€2.9 million) and the unrealized gain recorded in other comprehensive income was $0.2 million (net of taxes of $6 thousand), of which $0.2 million is expected to be reclassified to earnings over the next twelve months. During the year ended December 30, 2012, a $2.0 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. The Company recognized a $0.1 million gain during the year ended December 30, 2012 for hedge ineffectiveness.

During the first quarter of 2008, we entered into an interest rate swap agreement with a notional amount of $40 million. The purpose of this interest rate swap agreement was to hedge potential changes to our cash flows due to the variable interest nature of our senior unsecured credit facility. The interest rate swap was designated as a cash flow hedge. This cash flow hedging instrument was marked to market and the changes were recorded in other comprehensive income. The interest rate swap matured on February 18, 2010.

Aggregate foreign currency transaction losses in 2012, 2011, and 2010, were $1.7 million, $2.1 million, and $2.7 million, respectively, and are included in other gain (loss), net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 30, 2012.

Note 15. PROVISION FOR RESTRUCTURING

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $75 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete.

Restructuring expense for the periods ended December 30, 2012, December 25, 2011, and December 26, 2010 were as follows:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$16,945	$11,115	$—
Asset impairments	6,506	7,761	—
Other exit costs	5,068	519	—
SG&A Restructuring Plan
Severance and other employee-related charges	(86)	7,015	6,993
Asset impairments	—	72	—
Other exit costs	64	2,203	—
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	(146)	641
Other exit costs	(75)	101	577
Total	$28,422	$28,640	$8,211

Restructuring accrual activity for the periods ended December 30, 2012, and December 25, 2011, were as follows:

(amounts in thousands)
Fiscal 2012	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 30, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(3)	$9,710	$21,558	$(4,613)	$(19,044)	$141	$7,752
Other exit costs(1)	—	5,068	—	(4,600)	(8)	460
SG&A Restructuring Plan
Severance and other employee-related charges(3)	6,718	1,100	(1,186)	(5,363)	(63)	1,206
Other exit costs(2)	1,109	64	—	(1,012)	—	161
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$27,790	$(5,874)	$(30,019)	$70	$9,579

(1)
During 2012, there was a net charge to earnings of $5.1 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, pension settlements, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During 2012, there was a net charge to earnings of $0.1 million primarily due to lease termination costs and outplacement costs in connection with the restructuring plan.

(3)
During 2012, there was a severance charge reversed to earnings of $5.8 million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments. The eliminations and replacements were primarily the result of our change in management and strategic vision in 2012.

(amounts in thousands)
Fiscal 2011	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 25, 2011
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$—	$11,382	$(267)	$(1,268)	$(137)	$9,710
Other exit costs(1)	—	519	—	(519)	—	—
SG&A Restructuring Plan
Severance and other employee-related charges	6,660	7,147	(132)	(6,718)	(239)	6,718
Other exit costs(2)	—	2,214	(11)	(1,095)	1	1,109
Manufacturing Restructuring Plan
Severance and other employee-related charges	719	69	(215)	(583)	10	—
Other exit costs(3)	143	112	(11)	(169)	—	75
Total	$7,522	$21,443	$(636)	$(10,352)	$(365)	$17,612

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

As of December 30, 2012, the net charge to earnings of $28.5 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $47.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,100, of which 1,484 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of December 30, 2012, the net charge reversed to earnings of $22 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses. For the year ended December 30, 2012, there was a $0.1 million charge reversed to earnings recorded in connection with the Manufacturing Restructuring Plan.

The total number of employees planned to be affected by the Manufacturing Restructuring Plan is 420, all of which have been terminated. As of December 30, 2012 the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred of $4.1 million.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $15.4 million, $17.3 million, and $16.9 million, in 2012, 2011, and 2010, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 30, 2012 are:

(amounts in thousands)	Capital Leases	Operating Leases	Total
2013	$319	$11,150	$11,469
2014	146	7,781	7,927
2015	61	5,081	5,142
2016	16	3,862	3,878
2017	2	3,152	3,154
Thereafter	—	3,631	3,631
Total minimum lease payments	$544	$34,657	$35,201
Less: amounts representing interest	62
Present value of minimum lease payments	$482

Contingencies

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our Consolidated Results of Operations and/or Financial Condition, except as described below.

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.’s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (Sensormatic) infringed on a U.S. Patent No. 4,876,555 (Patent) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the Federal Circuit reversed the grant of summary judgment and remanded the case to the District Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Court entered judgment in favor of defendants based on the jury’s infringement and enforceability findings. On February 10, 2009, the Court granted defendants’ motions for attorneys’ fees designating the case as an exceptional case and awarding an unspecified portion of defendants’ attorneys’ fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants’ bill of attorneys’ fees. On November 2, 2011, the Court finalized the decision to order the Company to pay the attorneys’ fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Court's award of attorneys' fees to the defendants.

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

iii.	Retail Merchandising Solutions — includes hand-held labeling systems (HLS) and retail display systems (RDS).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

(amounts in thousands)	December 30, 2012		December 25, 2011		December 26, 2010
Business segment net revenue:
Shrink Management Solutions	$450,120		$491,925		$471,522
Apparel Labeling Solutions	184,967		198,158		172,937
Retail Merchandising Solutions	55,702		73,666		71,992
Total	$690,789		$763,749		$716,451
Business segment gross profit:
Shrink Management Solutions	$198,703		$220,607		$217,715
Apparel Labeling Solutions	46,661		56,860		61,805
Retail Merchandising Solutions	25,478		34,823		34,929
Total gross profit	270,842		312,290		314,449
Operating expenses	391,303	(1)	312,113	(2)	285,706	(3)
Interest expense	(8,890)		(4,542)		(3,389)
Other gain (loss), net	(1,731)		(1,523)		(2,237)
(Loss) earnings from continuing operations before income taxes	$(131,082)		$(5,888)		$23,117

Business segment total assets:
Shrink Management Solutions	$601,468		$652,895
Apparel Labeling Solutions	172,064		284,301
Retail Merchandising Solutions	86,277		107,285
Total	$859,809		$1,044,481

(1)
Includes a $102.7 million goodwill impairment charge, $28.4 million restructuring charge, a $2.9 million charge related to our CEO transition, a $0.3 million acquisition charge, a $0.3 million litigation settlement, $3.9 million of income resulting from compensation for the financial impact of the fraudulent Canadian activities received from our insurance provider, partially offset by charges for forensic and legal fees associated with the improper and fraudulent Canadian activities, and a $1.7 million gain on sale of our non-strategic Suzhou, China subsidiary.

(2)
Includes a $28.6 million restructuring charge, $2.3 million in acquisition costs, a $0.9 million litigation settlement, a $0.6 million intangible asset impairment, and income of $0.2 million related to improper and fraudulent Canadian activities.

(3)
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

The following table shows net revenues, and other financial information by geographic area for the years 2012, 2011, and 2010:

(amounts in thousands)	United States, Puerto Rico, & Dominican Republic		Europe		International Americas	Asia Pacific		Total
2012
Net revenues from unaffiliated customers	$184,900	(1)	$276,902	(2)	$37,131	$191,856		$690,789
Long-lived assets	$27,875	(3)	$15,890		$2,255	$62,912	(4)	$108,932
2011
Net revenues from unaffiliated customers	$192,194	(5)	$346,834		$35,193	$189,528		$763,749
Long-lived assets	$37,179	(6)	$16,698		$3,557	$76,647	(7)	$134,081
2010
Net revenues from unaffiliated customers	$186,442	(8)	$352,347	(9)	$25,661	$152,001		$716,451

(1)	Includes net revenue from the United States of $184.9 million.

(2)	Includes net revenue from Germany of $74.8 million.

(3)	Includes long-lived assets from the United States of $27.8 million.

(4)	Includes long-lived assets from China and Japan of $36.3 million and $12.8 million, respectively.

(5)	Includes net revenue from the United States of $192.2 million.

(6)	Includes long-lived assets from the United States of $29.9 million.

(7)	Includes long-lived assets from China and Japan of $40.3 million and $15.0 million, respectively.

(8)	Includes net revenue from the United States of $186.4 million.

(9)	Includes net revenue from Germany of $73.7 million.

Note 19. DISCONTINUED OPERATIONS

On October 1, 2012, the Company completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, the Company received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. The selling price is also subject to a contingent consideration payment up to a maximum amount of $0.9 million. The contingent payment is based on the purchaser's revenues for the first year of its ownership of the Banking Security Systems Integration business unit. If these revenues exceed $10 million, the Company is entitled to a contingent payment amount of 10.0% of the revenues above $10.0 million, subject to certain adjustments, not to exceed a total contingent consideration payment of $0.9 million. The loss on sale of the Banking Security Systems Integration business unit of $15 thousand is recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 30, 2012.
Our discontinued operations reflect the operating results for the disposal group through the date of disposition. Impairments in 2011 and 2012 reflect write-downs to estimates of fair value less costs to sell the Banking Security Systems Integration business unit. These nonrecurring fair value measurements, which fall within Level 3 of the fair value hierarchy, were determined utilizing an expected selling price less costs to sell approach.

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

During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.4 million impairment charge in the goodwill reporting unit of our Shrink Management Solutions segment and a $0.7 million impairment of customer relationship intangible assets. During the third quarter of 2012, we performed an impairment test based on final negotiations of the selling price for the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was an $0.8 million additional impairment of customer relationship intangible assets.

These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the second and third quarters ended June 24, 2012 and September 23, 2012, respectively.
The results for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Net revenue	$10,751	$13,565	$12,820
Gross profit	1,335	2,541	2,874
Selling, general, & administrative expense	2,550	4,095	4,043
Restructuring expenses	—	113	—
Asset impairment	1,442	2,781	—
Goodwill impairment	370	3,411	—
Operating loss	(3,027)	(7,859)	(1,169)
Loss on disposal	(15)	—	—
Loss from discontinued operations before income taxes	(3,042)	(7,859)	(1,169)
Loss from discontinued operations, net of tax	$(3,042)	$(7,514)	$(773)

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of December 25, 2011 the classification was as follows:

(amounts in thousands)	December 25, 2011
Accounts receivable, net	$1,519
Inventories	1,087
Property, plant, and equipment , net	11
Goodwill	370
Other intangibles, net	1,754
Other assets	1,579
Assets of discontinued operations held for sale	$6,320

Accounts payable	$551
Accrued compensation and related taxes	40
Other accrued expenses	599
Unearned revenues	169
Restructuring reserve	78
Other liabilities	3
Liabilities of discontinued operations held for sale	$1,440

In December of 2012, our U.S. and Canada based CheckView® business included in our Shrink Management Solutions segment met the criteria for classification as discontinued operations. The classification of this business as discontinued operations was determined to be a triggering event for testing goodwill impairment. As a result of this impairment test, we determined that there was a $3.3 million impairment charge of goodwill in our Shrink Management Solutions segment and a $0.3 million impairment of property, plant and equipment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations. After a full impairment of its long-lived assets, the remaining carrying value of our CheckView® business at December 30, 2012 exceeded its fair value by approximately $0.8 million.

Our discontinued operations reflect the operating results for the disposal group. Impairments in 2012 reflect write-downs to estimates of fair value less costs to sell the U.S. and Canada based CheckView® business. These nonrecurring fair value measurements, which fall within Level 3 of the fair value hierarchy, were determined utilizing an expected selling price less costs to sell approach. The results for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Net revenue	76,519	101,594	105,227
Gross profit	11,585	20,560	29,325
Selling, general, & administrative expense	12,253	13,700	13,866
Research and development	410	544	831
Asset impairment	329	—	—
Goodwill impairment	3,263	—	—
Operating (loss) income	(4,670)	6,316	14,628
(Loss) earnings from discontinued operations before income taxes	(4,670)	6,316	14,628
(Loss) earnings from discontinued operations, net of tax	(4,917)	6,349	9,098

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of December 30, 2012 the classification was as follows:

(amounts in thousands)	December 30, 2012
Accounts receivable, net	$14,558
Inventories	9,721
Property, plant, and equipment, net	—
Other assets	5,347
Deferred income taxes	$238
Assets of discontinued operations held for sale	$29,864

Accounts payable	$3,413
Accrued compensation and related taxes	94
Other accrued expenses	5,600
Unearned revenues	581
Liabilities of discontinued operations held for sale	$9,688

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 20. SUBSEQUENT EVENTS

In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the entity holding the non-controlling interest. On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest.

Note 21. QUARTERLY INFORMATION (UNAUDITED)

	QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third		Fourth		Year
2012
Net revenues	$144,194		$177,604		$168,813		$200,178		$690,789
Gross profit	53,021		70,524		68,660		78,637		270,842
Net loss from continuing operations	(10,902)	(1)	(91,829)	(2)	(4,280)	(4)	(31,435)	(6)	(138,446)
Net loss attributable to Checkpoint Systems, Inc.	(10,991)	(1)	(94,161)	(3)	(5,334)	(5)	(35,390)	(7)	(145,876)
Net loss from continuing operations per share:
Basic	$(0.26)		$(2.24)		$(0.10)		$(0.76)		$(3.36)
Diluted	$(0.26)		$(2.24)		$(0.10)		$(0.76)		$(3.36)
Net loss attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.27)		$(2.30)		$(0.13)		$(0.86)		$(3.56)
Diluted	$(0.27)		$(2.30)		$(0.13)		$(0.86)		$(3.56)

	First		Second		Third		Fourth		Year
2011
Net revenues	$160,201		$193,272		$185,222		$225,054		$763,749
Gross profit	65,622		80,071		74,000		92,597		312,290
Net (loss) earnings from continuing operations	(8,790)	(8)	9,219	(9)	(51,481)	(10)	(14,409)	(11)	(65,461)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(8,695)	(8)	9,842	(9)	(48,662)	(10)	(19,054)	(12)	(66,569)
Net (loss) earnings from continuing operations per share:
Basic	$(0.22)		$0.23		$(1.27)		$(0.35)		$(1.61)
Diluted	$(0.22)		$0.23		$(1.27)		$(0.35)		$(1.61)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.22)		$0.24		$(1.20)		$(0.47)		$(1.64)
Diluted	$(0.22)		$0.24		$(1.20)		$(0.47)		$(1.64)

(1)	Includes a $1.6 million restructuring charge (net of tax), $0.5 million expense related to improper and fraudulent Canadian activities (net of tax), and $14 thousand in acquisition costs (net of tax).

(2)
Includes a $64.4 million goodwill impairment charge (net of tax), a $17.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), a $0.5 million valuation allowance adjustment, and $0.1 million in acquisition costs (net of tax).

(3)
Includes a $64.8 million goodwill impairment charge (net of tax), a $17.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), a $0.7 million intangible impairment charge (net of tax), a $0.5 million valuation allowance adjustment, and $0.1 million in acquisition costs (net of tax).

(4)
Includes a $3.8 million restructuring charge (net of tax), a $1.1 million make-whole premium on debt charge (net of tax), a $0.1 million valuation allowance adjustment, and $17 thousand in acquisition costs (net of tax).

(5)
Includes a $3.8 million restructuring charge (net of tax), a $1.1 million make-whole premium on debt charge (net of tax), an $0.8 million intangible impairment charge (net of tax), a $0.1 million valuation allowance adjustment, and $17 thousand in acquisition costs (net of tax).

(6)
Includes a $38.3 million goodwill impairment (net of tax), a $1.5 million restructuring charge (net of tax), a $0.3 million litigation settlement (net of tax), a $0.3 million valuation allowance release, $0.2 million in acquisition costs (net of tax), compensation of $3.4 million for the financial impact of the fraudulent Canadian activities (net of tax), and a $1.4 million gain on sale of our non-strategic Suzhou, China subsidiary (net of tax).

(7)
Includes a $41.5 million goodwill impairment (net of tax), a $1.5 million restructuring charge (net of tax), a $0.3 million litigation settlement (net of tax) a $0.3 million valuation allowance release, a $0.3 million asset impairment (net of tax), $0.2 million in acquisition costs (net of tax), $3.4 million related to improper and fraudulent Canadian activities including insurance proceeds (net of tax), and a $1.4 million gain on sale of our non-strategic Suzhou, China subsidiary (net of tax).

(8)	Includes a $1.1 million restructuring charge (net of tax) and a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax).

(9)
Includes $2.0 million in acquisition costs (net of tax), a $1.1 million restructuring charge (net of tax), and a $38 thousand expense related to improper and fraudulent Canadian activities (net of tax).

(10)
Includes a $48.0 million valuation allowance adjustment, a $16.6 million restructuring charge (net of tax), a $0.2 million expense related to improper and fraudulent Canadian activities (net of tax), and $2 thousand in acquisition costs (net of tax).

(11)
Includes a $7.0 million restructuring charge (net of tax), a $1.0 million change in indefinite reversal assertion, a $0.9 million litigation settlement (net of tax), a $0.6 million income related to improper and fraudulent Canadian activities (net of tax), a $0.4 million intangible impairment (net of tax), a $0.3 million reduction in valuation allowance, and $0.1 million in acquisition costs (net of tax).

(12)
Includes a $7.0 million restructuring charge (net of tax), a $3.2 million intangible impairment (net of tax), a $3.1 million goodwill impairment (net of tax), a $1.0 million change in indefinite reversal assertion, a $0.9 million litigation settlement (net of tax), a $0.6 million income related to improper and fraudulent Canadian activities (net of tax), a $0.3 million reduction in valuation allowance, and $0.1 million in acquisition costs (net of tax).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2012.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012, using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), “Internal Control - Integrated Framework.” Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2012.

The effectiveness of our internal control over financial reporting as of December 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under "Item 8. Financial Statements and Supplementary Data."

Remediation of Material Weakness

In the previous year in connection with our assessment of the effectiveness of our internal control over financial reporting as of December 25, 2011, management identified a material weakness as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 25, 2011, we concluded that we did not maintain effective controls to prevent or detect management override of controls at certain foreign subsidiaries that were not integrated into our shared services environments in the United States and Europe. Specifically, the monitoring controls over certain locations, including internal audits, periodic reviews of segregation of duties and review of the effectiveness of key balance sheet reconciliations were not designed to prevent or detect management override of controls that could circumvent internal control over financial reporting.

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

Specific actions were taken by Management to remediate this material weakness. Management has continued to transition entities to our shared service center environment, in order to enhance visibility and improve segregation of duties. Management enhanced the annual risk assessment process which includes consideration of our strategic vision, enterprise risk management, global and regional initiatives impacting the current year and prior year financial results, internal control testing results, our outlook for the current year, and the individual financial statements of each entity as included in our consolidated financial statements. Management also increased the frequency and scope of our program of detailed reviews of financial transactions and reconciliations at our subsidiaries based on a formal, rotational review program conducted by qualified individuals including internal audit personnel. Entities that had not previously been subject to routine transaction based control evaluations by internal audit are now subject to detailed on-site internal audits a minimum of one time during a three year period. We also enhanced treasury controls for opening and closing bank accounts and the quarterly review of authorized signatories and limits for local bank accounts.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401 (b) of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 30, 2013, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 30, 2013, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to Regulation S-K Item 407 (e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 30, 2013, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 30, 2013, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 30, 2013, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following Consolidated Financial Statements of Checkpoint Systems, Inc. were included in Item 8:
	Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011	65
	Consolidated Statements of Operations for each of the years in the three-year period ended December 30, 2012	66
	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 30, 2012	67
	Consolidated Statements of Equity for each of the years in the three-year period ended December 30, 2012	68
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 30, 2012	69
	Notes to Consolidated Financial Statements	70

2.	The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.	121

3.	The following Consolidated Financial Statements schedules of Checkpoint Systems, Inc. are included:
	Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

CHECKPOINT SYSTEMS, INC.

/s/ George Babich, Jr.
George Babich, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ George Babich, Jr.	President, Chief Executive Officer, and Director	March 5, 2013
George Babich, Jr.	(Principal Executive Officer)

/s/ Raymond D. Andrews	Senior Vice President and Chief Financial Officer	March 5, 2013
Raymond D. Andrews	(Principal Financial Officer)

/s/ Joseph G. Driscoll	Chief Accounting Officer	March 5, 2013
Joseph G. Driscoll	(Principal Accounting Officer)

/s/ William S. Antle, III	Director	March 5, 2013
William S. Antle, III

/s/ Stephen N. David	Director	March 5, 2013
Stephen N. David

/s/ Harald Einsmann	Director	March 5, 2013
Harald Einsmann

/s/ R. Keith Elliott	Director	March 5, 2013
R. Keith Elliott

/s/ Julie S. England	Director	March 5, 2013
Julie S. England

	Director	March 5, 2013
Marc T. Giles

/s/ Jack W. Partridge	Director	March 5, 2013
Jack W. Partridge

/s/ Sally Pearson	Director	March 5, 2013
Sally Pearson

3. Exhibits

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 4.1
Note Purchase and Private Shelf Agreement, dated as of July 22, 2010, between the Company and Prudential Investment Management, Inc., and Other Purchasers party thereto is hereby incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 23, 2010.

Exhibit 10.1(1)	Amended and Restated Stock Option Plan (1992) is hereby incorporated by reference to Registrant's Form 10-K for 1997 filed with the SEC on March 23, 1998.

Exhibit 10.2	Consulting and Deferred Compensation Agreement with Albert E. Wolf, are incorporated by reference to Item(a), Exhibit 10(c) of the Registrant's 1994 Form 10-K.

Exhibit 10.3
Amended and Restated Credit Agreement, dated as of July 22, 2010, among the Company, Checkpoint Manufacturing Japan Co., Ltd., and CP International Systems C.V., as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 23, 2010.

Exhibit 10.4(1)	Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.4 of the Registrant's Form 10-Q filed on May 13, 2004.

Exhibit 10.5(1)	Amendment to Employment Agreement with Per Harold Levin is incorporated by reference to Item 6(a), Exhibit 10.5 of the Registrant's Form 10-Q filed on May 13, 2004.

Exhibit 10.6(1)	Employment Agreement by and between S. James Wrigley and Checkpoint Systems, Inc. dated March 11, 2011 is incorporated by reference to Registrant's Form 10-Q, filed with the SEC on May 4, 2010.

Exhibit 10.7(1)
Letter Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. dated May 2, 2012 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2012.

Exhibit 10.8(1)	Employment Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. February 4, 2013 is incorporated by reference to Registrant's Form 8-K filed with the SEC on February 8, 2013.

Exhibit 10.9(1)
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan is hereby incorporated by reference from Appendix A to Checkpoint Systems, Inc.'s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed with the SEC on April 26, 2010.

Exhibit 10.10(1)
Amended and Restated Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix A to Checkpoint System, Inc.'s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed with the SEC on April 23, 2012.

Exhibit 10.11
First Amendment to Credit Agreement dated February 17, 2012, among the Company, Checkpoint Manufacturing Japan Co., Ltd., and CP International Systems C.V., as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, the various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Citizens Bank of Pennsylvania, as Syndication Agent, and Wells Fargo Securities, LLC and Citizens Bank of Pennsylvania, as Joint Lead Arrangers and Joint Bookrunners is hereby incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 23, 2012.

Exhibit 10.12
First Amendment to Note Purchase and Private Shelf with Prudential Investment Management, Inc. (“Prudential”) and certain Prudential affiliates, dated as of February 17, 2012 is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on February 23, 2012.

Exhibit 10.13
Second Amendment to Credit Agreement dated as of July 31, 2012 by and among the Company, Checkpoint Manufacturing Japan Co. Ltd., CP International Systems C.V. as foreign borrowers, certain other domestic and foreign subsidiaries of the Company, as domestic guarantors and foreign guarantors, and Wells Fargo, National Association, as Administrative Agent on behalf of the Lenders under the Credit Agreement, is hereby incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed with the SEC on August 2, 2012.

Exhibit 10.14
Second Amendment to Note Purchase and Private Shelf Agreement dated July 31, 2012 among the Company and each subsidiary of the Company identified as subsidiary guarantors and each of the holders of Notes with Prudential Investment Management, Inc. (“Prudential”) and certain Prudential affiliates, is hereby incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed with the SEC on August 2, 2012.

Exhibit 10.15
First Amendment to Collateral Agency and Intercreditor Agreement dated July 31, 2012 by and among Wells Fargo, National Association, in its capacity as Collateral Agent for and on behalf of the Noteholders and the Bank Secured Parties, Wells Fargo National Association, in its capacity as Administrative Agent; and Prudential Investment Management, Inc., as Noteholders, is hereby incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q filed with the SEC on August 2, 2012.

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.(2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.(2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.(2)

(1)	Management contract or compensatory plan or arrangement.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Adjustment for Discontinued Operations	Balance at End of Year
2012	$12,627	$—	$3,024	$(603)	$(1,806)	$13,242
2011	$10,927	$435	$3,272	$(2,007)	$—	$12,627
2010	$14,826	$—	$98	$(3,997)	$—	$10,927

Deferred Tax Valuation Allowance

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Allowance Recorded on Current Year Losses	Change in Valuation Allowance	Balance at End of Year
2012	$102,148	$—	$2,083	$283	$104,514
2011	$37,808	$193	$16,463	$47,684	$102,148
2010	$32,739	$—	$5,069	$—	$37,808