Form 10-Q
period 2013-03-31
CHECKPOINT SYSTEMS INC
filed 2013-05-07
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2013, there were 41,023,247 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	March 31, 2013	December 30, 2012	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,079	$118,829
Accounts receivable, net of allowance of $12,366 and $13,242	141,505	177,173
Inventories	83,854	82,154
Other current assets	26,289	36,147
Deferred income taxes	9,087	8,930
Assets of discontinued operations held for sale	21,528	29,864
Total Current Assets	413,342	453,097
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,737	1,748
PROPERTY, PLANT, AND EQUIPMENT, net	101,506	107,184
GOODWILL	179,287	182,741
OTHER INTANGIBLES, net	72,196	74,950
DEFERRED INCOME TAXES	25,929	26,843
OTHER ASSETS	12,338	13,246
TOTAL ASSETS	$806,335	$859,809
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,936	$4,367
Accounts payable	61,554	68,929
Accrued compensation and related taxes	27,034	28,258
Other accrued expenses	45,528	54,425
Income taxes	—	2,560
Unearned revenues	7,957	17,035
Restructuring reserve	6,356	9,579
Accrued pensions — current	4,541	4,687
Other current liabilities	19,385	25,855
Liabilities of discontinued operations held for sale	8,741	9,688
Total Current Liabilities	187,032	225,383
LONG-TERM DEBT, LESS CURRENT MATURITIES	106,897	108,921
ACCRUED PENSIONS	92,625	95,839
OTHER LONG-TERM LIABILITIES	33,814	36,540
DEFERRED INCOME TAXES	15,353	15,580
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,944,529 and 44,763,404 shares	4,494	4,476
Additional capital	427,323	424,715
Retained earnings	12,108	18,392
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(2,254)	795
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	370,151	376,858
NON-CONTROLLING INTERESTS	463	688
TOTAL EQUITY	370,614	377,546
TOTAL LIABILITIES AND EQUITY	$806,335	$859,809

* Derived from the Company’s audited Consolidated Financial Statements at December 30, 2012.
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 31, 2013	March 25, 2012
Net revenues	$148,835	$144,194
Cost of revenues	94,894	91,173
Gross profit	53,941	53,021
Selling, general, and administrative expenses	55,287	65,603
Research and development	4,693	4,454
Restructuring expenses	2,016	1,718
Litigation settlement	(6,584)	—
Acquisition costs	161	14
Other expense	—	745
Other operating income	330	—
Operating loss	(1,302)	(19,513)
Interest income	399	500
Interest expense	2,059	1,935
Other gain (loss), net	(545)	(150)
Loss from continuing operations before income taxes	(3,507)	(21,098)
Income taxes expense (benefit)	279	(10,196)
Net loss from continuing operations	(3,786)	(10,902)
Loss from discontinued operations, net of tax expense (benefit) of $134 and ($80)	(2,556)	(368)
Net loss	(6,342)	(11,270)
Less: loss attributable to non-controlling interests	(58)	(279)
Net loss attributable to Checkpoint Systems, Inc.	$(6,284)	$(10,991)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.26)
Loss from discontinued operations, net of tax	(0.06)	(0.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.27)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.26)
Loss from discontinued operations, net of tax	(0.06)	(0.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.27)

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Net loss	$(6,342)	$(11,270)
Other comprehensive (loss) income, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $108 and $0	282	71
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $13	(157)	(592)
Foreign currency translation adjustment	(3,341)	4,124
Total other comprehensive (loss) income, net of tax	(3,216)	3,603
Comprehensive loss	(9,558)	(7,667)
Less: comprehensive loss attributable to non-controlling interests	(225)	(257)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(9,333)	$(7,410)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(145,876)				(529)	(146,405)
Exercise of stock-based compensation and awards released	522	52	1,108						1,160
Tax benefit on stock-based compensation			(306)						(306)
Stock-based compensation expense			4,837						4,837
Deferred compensation plan			865						865
Amortization of pension plan actuarial losses, net of tax							218		218
Change in realized and unrealized gains on derivative hedges, net of tax							(1,521)		(1,521)
Recognized loss on pension, net of tax							(11,176)		(11,176)
Foreign currency translation adjustment							533	1	534
Balance, December 30, 2012	44,763	$4,476	$424,715	$18,392	4,036	$(71,520)	$795	$688	$377,546
Net loss				(6,284)				(58)	(6,342)
Exercise of stock-based compensation and awards released	182	18	582						600
Tax benefit on stock-based compensation			(31)						(31)
Stock-based compensation expense			1,972						1,972
Deferred compensation plan			85						85
Amortization of pension plan actuarial losses, net of tax							282		282
Change in realized and unrealized losses on derivative hedges, net of tax							(157)		(157)
Foreign currency translation adjustment							(3,174)	(167)	(3,341)
Balance, March 31, 2013	44,945	$4,494	$427,323	$12,108	4,036	$(71,520)	$(2,254)	$463	$370,614

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter (13 weeks) ended	March 31, 2013	March 25, 2012
Cash flows from operating activities:
Net loss	$(6,342)	$(11,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,309	8,580
Deferred taxes	(114)	(434)
Stock-based compensation	1,972	1,867
Provision for losses on accounts receivable	(699)	1,390
Excess tax benefit on stock compensation	(23)	73
Gain on disposal of fixed assets	170	(68)
Litigation settlement	(6,584)	—
Restructuring related asset impairment	731	—
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	39,180	44,636
Inventories	(1,181)	(2,968)
Other current assets	10,302	(3,950)
(Decrease) increase in current liabilities, net of the effects of acquired companies:
Accounts payable	(6,973)	(20,437)
Income taxes	(2,462)	(3,594)
Unearned revenues	(8,846)	(1,728)
Restructuring reserve	(3,063)	(5,658)
Other current and accrued liabilities	(10,334)	89
Net cash provided by operating activities	13,043	6,528
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(1,363)	(5,365)
Change in restricted cash	—	25
Other investing activities	440	288
Net cash used in investing activities	(923)	(5,052)
Cash flows from financing activities:
Proceeds from stock issuances	600	521
Excess tax benefit on stock compensation	23	(73)
Proceeds from short-term debt	2,272	2,837
Payment of short-term debt	(248)	(2,613)
Net change in factoring and bank overdrafts	(431)	(633)
Proceeds from long-term debt	—	2,000
Payment of long-term debt	(71)	(5,321)
Net cash provided by (used in) financing activities	2,145	(3,282)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(2,015)	1,629
Net increase (decrease) in cash and cash equivalents	12,250	(177)
Cash and cash equivalents:
Beginning of period	118,829	93,481
End of period	$131,079	$93,304
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 for the most recent disclosure of the Company’s accounting policies.

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 31, 2013 and December 30, 2012 and our results of operations for the thirteen weeks ended March 31, 2013 and March 25, 2012 and changes in cash flows for the thirteen weeks ended March 31, 2013 and March 25, 2012. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Other Expense

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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by us from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, we received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of internal-use software costs capitalized since the beginning of the ERP implementation as of March 31, 2013 and December 30, 2012 were $22.8 million and $22.8 million, respectively. As of March 31, 2013, $18.1 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $4.7 million and $4.7 million as of March 31, 2013 and December 30, 2012, respectively, are capitalized as construction-in-progress until such time as the ERP system has been placed in service.

Customer Rebates
We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $14.5 million and $15.2 million as of March 31, 2013 and December 30, 2012, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Sri Lanka, and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest. In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the entity holding the non-controlling interest. The settlement of the transaction remains open pending satisfaction of final closing criteria.

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of March 31, 2013 and December 30, 2012 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three months ended March 31, 2013 and March 25, 2012.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Three months ended	March 31, 2013
Balance at beginning of year	$3,995
Accruals for warranties issued, net	1,310
Settlements made	(1,223)
Adjustment for discontinued operations	122
Foreign currency translation adjustment	(107)
Balance at end of period	$4,097

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income (loss)
Balance, December 30, 2012	$(17,765)	$21	$18,539	$795
Other comprehensive income (loss) before reclassifications	562	1	(3,736)	(3,173)
Amounts reclassified from other comprehensive income (loss)	282	(158)	—	124
Net other comprehensive income (loss)	844	(157)	(3,736)	(3,049)
Balance, March 31, 2013	$(16,921)	$(136)	$14,803	$(2,254)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

(amounts in thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(389)
Prior service cost (1)	(1)
	$(390)	Total before tax
	108	Tax benefit
	$(282)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency revenue forecast contracts	$158	Cost of revenues
	$158	Total before tax
	—	Tax expense
	$158	Net of tax

Total reclassifications for the period	$(124)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate in our financial statements. Refer to Note 15 of the Consolidated Financial Statements.

Recently Adopted Accounting Standards
In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements," (ASU 2012-04). ASU 2012-04 amends current guidance by clarifying the FASB Accountings Standards Codification (Codification), correcting unintended application of guidance, or making minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments included in ASU 2012-04 intend to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in ASU 2012-04 that will not have transition guidance were effective upon issuance. For public entities, the amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 31, 2013. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” (ASU 2013-04). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. We will apply the guidance prospectively to derecognition events occurring after the effective date. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	March 31, 2013	December 30, 2012
Raw materials	$17,585	$16,702
Work-in-process	6,272	6,554
Finished goods	59,997	58,898
Total	$83,854	$82,154

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $72.2 million and $75.0 million as of March 31, 2013 and December 30, 2012, respectively.

The following table reflects the components of intangible assets as of March 31, 2013 and December 30, 2012:

		March 31, 2013		December 30, 2012
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$80,936	$50,833	$81,895	$50,215
Trade name	1 to 30	29,622	18,824	30,414	19,143
Patents, license agreements	3 to 14	59,747	50,485	60,682	50,826
Other	2 to 6	7,103	6,578	7,178	6,546
Total amortized finite-lived intangible assets		177,408	126,720	180,169	126,730

Indefinite-lived intangible assets:
Trade name		21,508	—	21,511	—
Total identifiable intangible assets		$198,916	$126,720	$201,680	$126,730

Amortization expense for the three months ended March 31, 2013 and March 25, 2012 was $2.3 million and $2.7 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2013	(1)	$8,810
2014		$8,314
2015		$8,153
2016		$7,893
2017		$6,872

(1)	The estimated amortization expense for the remainder of 2013 is anticipated to be $6.5 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	—	1,624
Discontinued operations	(3,263)	—	—	(3,263)
Impairment losses	—	(64,437)	(38,278)	(102,715)
Translation adjustments	483	229	280	992
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Translation adjustments	(2,751)	—	(703)	(3,454)
Balance as of March 31, 2013	$156,280	$—	$23,007	$179,287

The following table reflects the components of goodwill as of March 31, 2013 and December 30, 2012:

	March 31, 2013			December 30, 2012
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$202,560	$46,280	$156,280	$208,835	$49,804	$159,031
Apparel Labeling Solutions	83,319	83,319	—	84,059	84,059	—
Retail Merchandising Solutions	131,334	108,327	23,007	133,707	109,997	23,710
Total goodwill	$417,213	$237,926	$179,287	$426,601	$243,860	$182,741

On January 28, 2011, we entered into a Master Purchase Agreement to acquire the equity and/or assets of the Shore to Shore businesses. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million.

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

Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.2 million for the three months ended March 31, 2013 and $14 thousand for the three months ended March 25, 2012.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment indicators in the first quarter of 2013.

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of March 31, 2013 and as of December 30, 2012 consisted of the following:

(amounts in thousands)	March 31, 2013	December 30, 2012
Overdraft	$240	$568
Term loans	4,417	2,272
Other short-term borrowings	769	889
Current portion of long-term debt	510	638
Total short-term borrowings and current portion of long-term debt	$5,936	$4,367

In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of March 31, 2013, $2.1 million and $0.1 million were outstanding on the term loan and overdraft/import line, respectively.

In March 2013, we entered into a new $2.3 million Sri Lanka term loan. Borrowings under this loan will be used to pay down the Sri Lanka banking facility in the second quarter of 2013.

Long-Term Debt

Long-term debt as of March 31, 2013 and December 30, 2012 consisted of the following:

(amounts in thousands)	March 31, 2013	December 30, 2012
Senior secured credit facility:
$69 million variable interest rate revolving credit facility maturing in 2014	$40,064	$42,021
Senior Secured Notes:
$22 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	22,038	22,038
$22 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	22,038	22,038
$22 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	22,038	22,038
Full-recourse factoring liabilities	815	942
Other capital leases with maturities through 2016	414	482
Total	107,407	109,559
Less current portion	510	638
Total long-term portion	$106,897	$108,921

Senior Secured Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

On February 17, 2012, we received an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the first quarter of 2013. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of March 31, 2013.

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

On September 21, 2012, we repaid $6.1 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million.

The Senior Secured Credit Facility provides for a revolving commitment of up to $75.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of March 31, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of March 31, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of March 31, 2013 was $119 million.

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

Senior Secured Notes

On February 17, 2012, we received an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012 June 24, 2012 and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of March 31, 2013.

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

Under the Senior Secured Notes Agreement, we issued to the Purchasers of our Series A Senior Secured Notes an aggregate principal amount of $22.0 million (the “Series A Notes”), our Series B Senior Secured Notes an aggregate principal amount of $22.0 million (the “Series B Notes”), and our Series C Senior Secured Notes an aggregate principal amount of $22.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of March 31, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of March 31, 2013 was $119 million.

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

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of March 31, 2013 the factoring arrangements had a balance of $0.8 million (€0.6 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.5 million (€0.3 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 31, 2013 and March 25, 2012 was $2.0 million and $1.8 million ($2.0 million and $1.7 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.6 million for the three months ended March 31, 2013 and March 25, 2012, respectively.

Stock Options

Option activity under the principal option plans as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2012	2,744,057	$17.24	5.01	$1,321
Granted	100,367	12.23
Exercised	(82,854)	12.03
Forfeited or expired	(23,383)	12.24
Outstanding at March 31, 2013	2,738,187	$17.26	5.01	$3,046
Vested and expected to vest at March 31, 2013	2,558,300	$17.78	4.71	$2,446
Exercisable at March 31, 2013	2,141,920	$19.28	3.83	$1,113

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended March 31, 2013 and March 25, 2012 was $0.1 million and $0.1 million, respectively.

As of March 31, 2013, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

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

Quarter (13 weeks) ended	March 31, 2013	March 25, 2012
Weighted-average fair value of grants	5.42	5.39
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	50.85%	51.83%
Expected life (in years)	5.07	5.06
Risk-free interest rate	0.792%	0.893%

Restricted Stock Units

Nonvested restricted stock units as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	563,106	0.79	$21.14
Granted	416,098		$11.06
Vested	(106,227)		$11.99
Forfeited	(7,186)		$13.55
Nonvested at March 31, 2013	865,791	1.03	$17.48
Vested and expected to vest at March 31, 2013	778,925	0.92
Vested at March 31, 2013	—	—

The total fair value of restricted stock awards vested during the first three months of 2013 was $1.3 million as compared to $1.6 million in the first three months of 2012. As of March 31, 2013, there was $4.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million as of March 31, 2013, of which $0.3 million was expensed for the three months ended March 31, 2013. The total amount accrued related to the plan equaled $0.3 million as of March 25, 2012, of which $0.2 million was expensed for the three months ended March 25, 2012. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the three months ended March 31, 2013 and March 25, 2012 were as follows:

(amounts in thousands)
Three months ended	March 31, 2013	March 25, 2012
Interest	$2,782	$2,536
Income tax payments	$2,504	$1,509

As of March 31, 2013 and March 25, 2012, we accrued $0.6 million and $0.9 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at March 31, 2013 and March 25, 2012 since they represent non-cash investing activities. Accrued capital expenditures at March 31, 2013 and March 25, 2012 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 31, 2013	March 25, 2012
Basic loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(3,728)	$(10,623)
Basic loss from discontinued operations, net of tax expense (benefit) of $134 and ($80)	$(2,556)	$(368)
Diluted loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(3,728)	$(10,623)
Diluted loss from discontinued operations, net of tax expense (benefit) of $134 and ($80)	$(2,556)	$(368)

Shares:
Weighted-average number of common shares outstanding	40,784	40,285
Shares issuable under deferred compensation agreements	404	527
Basic weighted-average number of common shares outstanding	41,188	40,812
Common shares assumed upon exercise of stock options and awards	—	—
Shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	41,188	40,812

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.26)
Loss from discontinued operations, net of tax	(0.06)	(0.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.27)

Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.26)
Loss from discontinued operations, net of tax	(0.06)	(0.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.27)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three month periods ended March 31, 2013 and March 25, 2012 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,462	2,710

(1)
Stock options and awards of 196 shares and deferred compensation arrangements of 49 shares were anti-dilutive in the first three months of 2013 and were therefore excluded from the earnings per share calculation due to our net loss for the periods. Stock options and awards of 117 shares and deferred compensation arrangements of 5 shares were anti-dilutive in the first three months of 2012 and were therefore excluded from the earnings per share calculation due to our net loss for the periods.

Note 8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2013 was negative 8.0% as compared to 48.3% for the three months ended March 25, 2012. The change in the effective tax rate for the three months ended March 31, 2013 was due to the mix of income between subsidiaries and the discrete method used in accounting for the U.S. operations. We calculate our interim tax provision using an estimated annual effective tax rate methodology. In the second quarter of 2012, we began accounting for the U.S. operations by applying the discrete method. We determined that if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of March 31, 2013 and December 30, 2012, we had net deferred tax assets of $17.4 million and $17.9 million respectively.

Included in other current assets as of March 31, 2013, is a current income tax receivable of $2.5 million. This amount represents a net receivable of $0.5 million as of December 30, 2012, year to date estimated tax payments made in excess of refunds received in the amount of $2.3 million, and tax expense recorded on our year to date pretax loss of $0.3 million. Included in other current liabilities is our current deferred tax liability of $2.3 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $16.2 million and $16.3 million at March 31, 2013 and December 30, 2012, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the three months ended March 31, 2013 we recognized interest and penalties expense of $0.2 million compared to interest and penalties expense of $0.2 million during the three months ended March 25, 2012. As of March 31, 2013 and December 30, 2012, we had accrued interest and penalties related to unrecognized tax benefits of $4.5 million and $4.3 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of
$3.6 million to $5.3 million.

We are currently under audit in the following major jurisdictions: Germany 2006 – 2009, Finland 2008 – 2009, and India 2008 – 2012.

We operate under tax holidays in other countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 31, 2013 and March 25, 2012 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Service cost	$268	$217
Interest cost	879	986
Expected return on plan assets	26	10
Amortization of actuarial loss	389	57
Amortization of transition obligation	—	14
Amortization of prior service costs	1	1
Net periodic pension cost	$1,563	$1,285

We expect the cash requirements for funding the pension benefits to be approximately $5.1 million during fiscal 2013, including $1.4 million which was funded during the three months ended March 31, 2013.

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

Because our derivatives are not listed on an exchange, we value these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Our methodology also incorporates the impact of both ours and the counterparty’s credit standing.

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 30, 2012 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$111	$—	$111	$—
Total liabilities	$111	$—	$111	$—

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$179	$—	$179	$—
Foreign currency revenue forecast contracts	14	—	14	—
Total assets	$193	$—	$193	$—

Foreign currency forward exchange contracts	$208	$—	$208	$—
Total liabilities	$208	$—	$208	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the three months ended March 31, 2013:

(amounts in thousands)	March 31, 2013
Beginning balance, net of tax	$21
Changes in fair value gain, net of tax	1
Reclassification to earnings, net of tax	(158)
Ending balance, net of tax	$(136)

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 31, 2013 and December 30, 2012 are summarized in the following table:

	March 31, 2013		December 30, 2012
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$40,064	$40,064	$42,021	$42,021
Senior secured notes	$66,114	$66,524	$66,114	$66,549

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The related fair value measurement has generally been classified as Level 2.

Nonrecurring Fair Value Measurements

Severance costs included in our restructuring charges are calculated using internal estimates and are therefore classified as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

Accrued restructuring costs for lease termination liabilities were valued using a discounted cash flow model. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the three months ended March 31, 2013 due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 31, 2013 and December 30, 2012:

	March 31, 2013				December 30, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$—	Other current liabilities	$—	Other current assets	$14	Other current liabilities	$—
Total derivatives designated as hedging instruments		—		—		14		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	—	Other current liabilities	111	Other current assets	179	Other current liabilities	208
Total derivatives not designated as hedging instruments		—		111		179		208
Total derivatives		$—		$111		$193		$208

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended March 31, 2013 and March 25, 2012:

	March 31, 2013				March 25, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$1	Cost of sales	$(158)	$11	$(173)	Cost of sales	$(391)	$76
Total designated cash flow hedges	$1		$(158)	$11	$(173)		$(391)	$76

	Quarter
	(13 weeks) Ended
	March 31, 2013		March 25, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$213	Other gain (loss), net	$230	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 31, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $4.4 million. The fair values of the forward exchange contracts were reflected as a $0.1 million liability included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of March 31, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 31, 2013, the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0.1 million), of which $0.1 million (net of taxes of $0.1 million) is expected to be reclassified to earnings over the next twelve months. During the three months ended March 31, 2013, a $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized no hedge ineffectiveness during the three months ended March 31, 2013.

Note 11. PROVISION FOR RESTRUCTURING

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by implementing manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $68 million to $73 million by the end of 2013, with $50 million to $55 million in total anticipated costs for the Global Restructuring Plan and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete.

Restructuring expense for the three months ended March 31, 2013 and March 25, 2012 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$339	$558
Asset impairments	731	—
Other exit costs	885	721
SG&A Restructuring Plan
Severance and other employee-related charges	(16)	373
Other exit costs	77	66
Total	$2,016	$1,718

Restructuring accrual activity for the three months ended March 31, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 31, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$1,271	$(932)	$(2,410)	$(126)	$5,555
Other exit costs(1)	460	885	—	(1,217)	(16)	112
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	90	(106)	(606)	(15)	569
Other exit costs(2)	161	77	—	(114)	(4)	120
Total	$9,579	$2,323	$(1,038)	$(4,347)	$(161)	$6,356

(1)
During the first three months of 2013, there was a net charge to earnings of $0.9 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first three months of 2013, there was a net charge to earnings of $0.1 million primarily due to lease termination costs in connection with the restructuring plan.

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

For the three months ended March 31, 2013, the net charge to earnings of $2.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $50 million to $55 million, of which $49.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,100, of which 1,697 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the three months ended March 31, 2013, the net charge to earnings of $0.1 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

Matter related to All-Tag Security S.A., et al
We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (“Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “ Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013.

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65.0 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of March 31, 2013, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

Note 13. BUSINESS SEGMENTS

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013		March 25, 2012
Business segment net revenue:
Shrink Management Solutions	$95,349		$88,003
Apparel Labeling Solutions	40,396		40,399
Retail Merchandising Solutions	13,090		15,792
Total revenues	$148,835		$144,194
Business segment gross profit:
Shrink Management Solutions	$37,956		$39,361
Apparel Labeling Solutions	11,043		6,621
Retail Merchandising Solutions	4,942		7,039
Total gross profit	53,941		53,021
Operating expenses	55,243	(1)	72,534	(2)
Interest (expense) income, net	(1,660)		(1,435)
Other gain (loss), net	(545)		(150)
Loss from continuing operations before income taxes	$(3,507)		$(21,098)

(1)	Includes a $2.0 million restructuring charge, a $0.2 million acquisition charge, and a benefit of $6.6 million due to a litigation settlement reversal.

(2)	Includes a $1.7 million restructuring charge, a $0.7 million charge for forensic and legal fees associated with improper and fraudulent Canadian activities, and a $14 thousand acquisition charge.

Note 14. DISCONTINUED OPERATIONS

In December of 2011, we classified our Banking Security Systems Integration business unit as held for sale. Our discontinued operations reflect the operating results for the disposal group through the date of disposition. On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, we received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. The selling price is also subject to a contingent consideration payment up to a maximum amount of $0.9 million. The contingent payment is based on the purchaser's revenues for the first year of its ownership of the Banking Security Systems Integration business unit. If these revenues exceed $10 million, we are entitled to a contingent payment amount of 10% of the revenues above $10 million, subject to certain adjustments, not to exceed a total contingent consideration payment of $0.9 million. The loss on sale of the Banking Security Systems Integration business unit of $15 thousand was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 30, 2012.

The results for the three months ended March 25, 2012 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)
Quarter (13 weeks) ended	March 25, 2012
Net revenue	$3,700
Gross profit	567
Selling, general, and administrative expenses	887
Operating loss	(320)
Loss from discontinued operations before income taxes	(320)
Loss from discontinued operations, net of tax	$(320)

In December of 2012, our U.S. and Canada based CheckView® business included in our Shrink Management Solutions segment met the criteria for classification as discontinued operations. The classification of this business as discontinued operations was determined to be a triggering event for testing goodwill impairment. As a result of this impairment test, we determined that there was a $3.3 million impairment charge of goodwill in our Shrink Management Solutions segment and a $0.3 million impairment of property, plant and equipment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations. After a full impairment of its long-lived assets, the remaining carrying value of our CheckView® business as of March 31, 2013 exceeded its fair value by approximately $13.1 million.
Our discontinued operations reflect the operating results for the disposal group. Impairments in 2012 reflect write-downs to estimates of fair value less costs to sell the U.S. and Canada based CheckView® business. These nonrecurring fair value measurements, which fall within Level 3 of the fair value hierarchy, were determined utilizing an expected selling price less costs to sell approach. On March 19, 2013, we entered into an asset purchase agreement for the sale of our U.S. and Canada based CheckView® business for $5.4 million in cash, subject to a working capital adjustment to the extent that the net working capital of the business deviates from targeted working capital of $17.9 million.
The results for the three months ended March 31, 2013 and March 25, 2012 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Three Months
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Net revenue	$12,543	$18,103
Gross profit	(25)	3,336
Selling, general, and administrative expenses	2,318	3,372
Research and development	79	92
Operating loss	(2,422)	(128)
Loss from discontinued operations before income taxes	(2,422)	(128)
Loss from discontinued operations, net of tax	$(2,556)	$(48)

The assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of March 31, 2013 and December 30, 2012 the classification was as follows:

(amounts in thousands)	March 31, 2013	December 30, 2012
Accounts receivable, net	$10,485	$14,558
Inventories	8,169	9,721
Other assets	2,874	5,347
Deferred income taxes	—	238
Assets of discontinued operations held for sale	$21,528	$29,864

Accounts payable	$2,727	$3,413
Accrued compensation and related taxes	—	94
Other accrued expenses	5,100	5,600
Unearned revenues	524	581
Other liabilities	390	$—
Liabilities of discontinued operations held for sale	$8,741	$9,688

Net cash flows of our discontinued operations from each of the categories of operating, investing, and financing activities were not significant.

Note 15. SUBSEQUENT EVENTS

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million subject to an estimated working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million. We received the cash proceeds on April 29, 2013. We have incurred estimated selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to the standalone information technology environment setup, systems modifications, human resources and payroll processing support. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. The loss on our sale of the U.S. and Canada based CheckView® business is estimated to approximate $13.2 million and will be recorded through discontinued operations on the Consolidated Statement of Operations during the second quarter ended June 30, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited, to the following: the impact upon operations of legal and tax compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; the impact of our working capital improvement initiatives; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; our ability to manage risks associated with business divestitures; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; and risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 30, 2012, and our other Securities and Exchange Commission filings.

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

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We are and will consider divesting certain businesses and product lines that are not advantageous to our refined strategy.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $68 million to $73 million by the end of 2013, with $50 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

On February 17, 2012, we received amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, and March 31, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with fixed charge covenant for the periods ended December 30, 2012 and March 31, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business for $5.4 million subject to working capital adjustments.

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

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Thirteen Weeks Ended March 31, 2013 Compared to Thirteen Weeks Ended March 25, 2012

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	March 31, 2013 (Fiscal 2013)	March 25, 2012 (Fiscal 2012)	Fiscal 2013 vs Fiscal 2012
Net revenues
Shrink Management Solutions	64.1%	61.0%	8.3%
Apparel Labeling Solutions	27.1	28.0	—
Retail Merchandising Solutions	8.8	11.0	(17.1)
Net revenues	100.0	100.0	3.2
Cost of revenues	63.8	63.2	4.1
Total gross profit	36.2	36.8	1.7
Selling, general, and administrative expenses	37.1	45.5	(15.7)
Research and development	3.2	3.1	5.4
Restructuring expenses	1.3	1.2	17.3
Litigation settlement	(4.4)	—	100.0
Acquisition costs	0.1	—	N/A
Other expense	—	0.5	(100.0)
Other operating income	0.2	—	100.0
Operating loss	(0.9)	(13.5)	(93.3)
Interest income	0.3	0.3	(20.2)
Interest expense	1.4	1.3	6.4
Other gain (loss), net	(0.4)	(0.1)	263.3
Loss from continuing operations before income taxes	(2.4)	(14.6)	(83.4)
Income taxes expense (benefit)	0.1	(7.0)	(102.7)
Net loss from continuing operations	(2.5)	(7.6)	(65.3)
Loss from discontinued operations, net of tax	(1.7)	(0.2)	594.6
Net loss	(4.2)	(7.8)	(43.7)
Less: loss attributable to non-controlling interests	—	(0.2)	(79.2)
Net loss attributable to Checkpoint Systems, Inc.	(4.2)%	(7.6)%	(42.8)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first quarter of 2013 compared to the first quarter of 2012 increased $4.6 million, or 3.2%, from $144.2 million to $148.8 million. Foreign currency translation had a negative impact on revenues of approximately $0.9 million, or 0.6%, in the first quarter of 2013 as compared to the first quarter of 2012.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter ended	March 31, 2013 (Fiscal 2013)	March 25, 2012 (Fiscal 2012)	(Fiscal 2013) vs (Fiscal 2012)	(Fiscal 2013) vs (Fiscal 2012)
Net Revenues:
Shrink Management Solutions	$95.3	$88.0	$7.3	8.3%
Apparel Labeling Solutions	40.4	40.4	—	—
Retail Merchandising Solutions	13.1	15.8	(2.7)	(17.1)
Net Revenues	$148.8	$144.2	$4.6	3.2%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues increased $7.3 million, or 8.3%, during the first quarter of 2013 compared to the first quarter of 2012. Foreign currency translation had a negative impact of approximately $1.0 million. The remaining increase of $8.3 million in Shrink Management Solutions was due to increases in EAS systems, Alpha®, EAS consumables, Merchandise Visibility (RFID), and CheckView® Asia. These increases were partially offset by a decrease in our business that supports shrink management in libraries (Library).

The EAS systems revenues increased in all regions in the first quarter of 2013 as compared to the first quarter of 2012. The increase was primarily due to large rollouts by major European retailers in 2013 without comparable rollouts in 2012. Growth in the U.S., Asia, and International Americas was primarily driven by new product installations with existing customers.

Alpha® revenues increased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to strong sales in the U.S. This was partially offset by declines in International Americas, Europe, and Asia primarily due to large orders in the first quarter of 2012 without comparable demand in 2013. We expect global Alpha revenues throughout 2013 to be positively impacted by increased focus on execution as well as increased attention on marketing of existing and new products.

The EAS consumables revenues increase in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to increased Hard Tag @ Source™ revenues in Asia and Europe resulting from increased volumes from both new and existing customers. EAS label revenues partially offset these increases as a result of a decline in EAS label volumes with certain customers in International Americas and Asia. The decline in EAS label revenues was partially offset by increased demand in Europe. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products.

The Merchandise Visibility (RFID) revenues increased in the first quarter of 2013 as compared to the first quarter of 2012, as the business continues to gain traction with installations at several major retailers, primarily in Europe. We expect RFID revenues to increase in 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

The CheckView® revenue from continuing operations in Asia increased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to large rollouts. We are significantly reducing our focus on CheckView® by divesting our U.S. and Canada CheckView® business and will limit our focus going forward to opportunistic sales in Asia.

The Library revenues decreased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the expiration of a licensing agreement in the U.S.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues were flat in the first quarter of 2013 as compared to the first quarter of 2012. An increase in Asia as the result of increased sales with our strategic key accounts, was offset by declines in sales volumes in the U.S. and Europe as well as International Americas where we closed operations in 2012 as part of our Global Restructuring Plan. The weakness in these markets is broad based. Growth in key account revenue in Asia offset the impact of revenue reductions that resulted from our ALS business rationalization. We are experiencing strong demand from certain customers, with a continued cautious approach from others.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $2.7 million, or 17.1%, in the first quarter of 2013 as compared to the first quarter of 2012. After considering the foreign currency translation positive impact of $0.1 million, the $2.8 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first quarter of 2013, gross profit increased $0.9 million, or 1.7%, from $53.0 million to $53.9 million in the first quarter of 2013. The negative impact of foreign currency translation on gross profit was approximately $0.4 million. Gross profit, as a percentage of net revenues, decreased from 36.8% to 36.2%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 44.7% in the first quarter of 2012 to 39.8% in the first quarter of 2013. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS systems and Alpha®. The decrease was partially offset by higher margins in EAS consumables. EAS systems margins were lower due to large rollouts in Europe that affected product mix. Alpha® margins declined due to product mix. EAS consumables margins increased due to favorable manufacturing variances and improved inventory management.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 27.3% in the first quarter of 2013, from 16.4% in the first quarter of 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are beginning to see positive gross margin impact most notably from improved efficiencies and inventory management.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 37.8% in the first quarter of 2013 from 44.6% in the first quarter of 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes and standard cost adjustments in HLS in 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $10.3 million, or 15.7%, during the first quarter of 2013 compared to the first quarter of 2012. Foreign currency translation decreased SG&A expenses by approximately $0.3 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $9.6 million. Also contributing to the decrease were reductions in bad debt expense and amortization expense on fully amortized intangible assets. Partially offsetting the decrease was an increase in performance incentive expense.

Research and Development Expenses

Research and development (R&D) expenses were $4.7 million, or 3.2% of revenues, in the first quarter of 2013 and $4.5 million, or 3.1% of revenues in the first quarter of 2012.

Restructuring Expenses

Restructuring expenses were $2.0 million, or 1.3% of revenues in the first quarter of 2013 compared to $1.7 million or 1.2% of revenues in the first quarter of 2012.

Litigation Settlement

Litigation settlement for the first quarter of 2013 was a benefit of $6.6 million without a comparable amount in 2012. The benefit is related to the All-Tag Security S.A., et al litgation in which a decision was reversed in our favor. As a result, we reversed previously accrued charges for the attorneys' fees and costs of the defendants.

Acquisition Costs

Acquisition costs for the first quarter of 2013 were $0.2 million compared to $14 thousand for the first quarter of 2012. The increase in acquisition costs was primarily due to legal costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million in the first quarter of 2012 without comparable expense in 2013. This amount represents the legal and forensic costs incurred as a result of the improper and fraudulent activities of a certain former employee of our Canada sales subsidiary.

Other Operating Income

Other operating income was $0.3 million in the first quarter of 2013 without a comparable amount in 2012. The other operating income is attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements.

Interest Income and Interest Expense

Interest income for the first quarter of 2013 decreased $0.1 million from the comparable first quarter of 2012. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during the first quarter of 2013 compared to the first quarter of 2012 and lower cash balances in interest bearing accounts.

Interest expense for the first quarter of 2013 increased $0.1 million from the comparable first quarter of 2012. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.5 million in the first quarter of 2013 compared to a net loss of $0.1 million in the first quarter of 2012. There was a $0.5 million foreign exchange loss during the first quarter of 2013 compared to a $0.1 million foreign exchange loss during the first quarter of 2012.

Income Taxes

The year to date effective tax rate for the first quarter of 2013 was negative 8.0% as compared to the year to date effective rate for the first quarter of 2012 of 48.3%. The change in the first quarter of 2013 effective tax rate was due to mix of income among subsidiaries and the discrete method used in accounting for the U.S. operations. We calculate our interim tax provision using an estimated annual effective tax rate methodology. However, in the first quarter of 2013, we accounted for the U.S. operations by applying the discrete method, which excluded a benefit from year to date losses incurred by our U.S. operations. In the first quarter of 2012, we accounted for the U.S. operations in the estimated annual effective tax rate, which included a benefit from year to date losses incurred by our U.S. operations. We began accounting for the U.S. operations by applying the discrete method in the second quarter of 2012. In evaluating this change, we determined if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $2.6 million and $0.4 million in the first quarter of 2013 and 2012, respectively. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. We are also divesting our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, both businesses, which were included in our Shrink Management Solutions segment, are excluded from continuing operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $6.3 million, or $0.15 per diluted share, during the first quarter of 2013 compared to $11.0 million, or $0.27 per diluted share, during the first quarter of 2012. The weighted-average number of shares used in the diluted earnings per share computation were 41.2 million and 40.8 million for the first quarter of 2013 and 2012, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2013 our focus will continue to be on cost control, including restructuring, and working capital management. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions have put pressure on our debt covenants during 2012 and 2013. We are addressing the covenant violations by managing worldwide cash levels and obtaining debt covenant waivers and amendments to facilitate timely execution of our worldwide restructuring efforts. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

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

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the first quarter of 2013.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, and March 31, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with fixed charge covenant for the periods ended December 30, 2012 and March 31, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

As of March 31, 2013, our cash and cash equivalents were $131.1 million compared to $118.8 million as of December 30, 2012. Cash and cash equivalents changed in 2013 primarily due to $13.0 million of cash provided by operating activities and $2.1 million of cash provided by financing activities, partially offset by a $2.0 million effect of foreign currency and $0.9 million of cash used in investing activities.

Cash provided by operating activities was $6.5 million higher during the first three months of 2013 compared to the first three months of 2012. In the first three months of 2013 compared to the first three months of 2012, our cash from operating activities was impacted positively by changes in other current assets, accounts payable and the restructuring reserve, which were partially offset by changes in other current liabilities, unearned revenues, and accounts receivable compared to the first three months of 2012. The increase in cash provided by operating activities is a function of improved operating results and working capital management.

Cash used in investing activities was $4.1 million less during the first three months of 2013 compared to the first three months of 2012. This was primarily due to a decrease in the acquisition of property, plant, and equipment during the first three months of 2013 compared to the first three months of 2012.

Cash provided by financing activities was $5.4 million greater in the first three months of 2013 compared to the first three months of 2012. The increase was due primarily to an increase in borrowings during the first three months of 2013 compared to a reduction of debt levels in the first three months of 2012.

Our percentage of total debt to total equity as of March 31, 2013, was 30.4% compared to 30.0% as of December 30, 2012. As of March 31, 2013, our working capital was $226.3 million compared to $227.7 million as of December 30, 2012.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $4.7 million and $4.5 million during the first three months of 2013 and 2012, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $15 million on R&D to support achievement of our strategic plan during the remainder of 2013.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first three months of 2013, our contribution to these plans was $1.4 million. Our total funding expectation for 2013 is $5.1 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first three months of 2013 totaled $1.4 million compared to $5.4 million during the same period in 2012. During the first three months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount during the first three months of 2013. We anticipate our remaining capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $18 million in 2013.

In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which includes a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import line. As of March 31, 2013, $2.1 million and $0.1 million were outstanding on the term loan and overdraft/import cash line.

In March 2013, we entered into a new $2.3 million Sri Lanka term loan. Borrowings under this loan will be used to pay down the Sri Lanka banking facility in the second quarter of 2013.

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of March 31, 2013 the factoring arrangements had a balance of $0.8 million (€0.6 million), of which $0.3 million (€0.3 million) was included in the current portion of long-term debt and $0.5 million (€0.3 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

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

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments in the first quarter of 2013. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of March 31, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On September 21, 2012, we repaid $6.1 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million.

The Senior Secured Credit Facility provides for a revolving commitment of up to $75.0 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $118.9 million. As of March 31, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of March 31, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of March 31, 2013 was $119 million.

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

We are in compliance with the amended leverage ratio covenant and fixed charge covenant as of March 31, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants during the next twelve months.

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

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of March 31, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of March 31, 2013 was $119 million.

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

Provisions for Restructuring

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by implementing manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the end of 2013.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,400 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $68 million to $73 million by the end of 2013, with $50 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three months ended March 31, 2013 and March 25, 2012 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 31, 2013	March 25, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$339	$558
Asset Impairments	731	—
Other exit costs	885	721
SG&A Restructuring Plan
Severance and other employee-related charges	(16)	373
Other exit costs	77	66
Total	$2,016	$1,718

Restructuring accrual activity for the three months ended March 31, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 31, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$1,271	$(932)	$(2,410)	$(126)	$5,555
Other exit costs(1)	460	885	—	(1,217)	(16)	112
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	90	(106)	(606)	(15)	569
Other exit costs(2)	161	77	—	(114)	(4)	120
Total	$9,579	$2,323	$(1,038)	$(4,347)	$(161)	$6,356

(1)
During the first three months of 2013, there was a net charge to earnings of $0.9 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first three months of 2013, there was a net charge to earnings of $0.1 million primarily due to lease termination costs in connection with the restructuring plan.

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

For the three months ended March 31, 2013, the net charge to earnings of $2.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $50 million to $55 million, of which $49.9 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,100, of which 1,697 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the three months ended March 31, 2013, the net charge to earnings of $0.1 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operation leases presented in our Annual Report on Form 10-K for the year ended December 30, 2012.

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 30, 2012. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $20.7 million as of March 31, 2013, and $20.6 million as of December 30, 2012, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements," (ASU 2012-04). ASU 2012-04 amends current guidance by clarifying the FASB Accountings Standards Codification (Codification), correcting unintended application of guidance, or making minor improvements to the Codification. These amendments are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments included in ASU 2012-04 intend to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments in ASU 2012-04 that will not have transition guidance were effective upon issuance. For public entities, the amendments that are subject to the transition guidance were effective for fiscal periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 31, 2013. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” (ASU 2013-04). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption of the ASU. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment ("CTA") for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. We will apply the guidance prospectively to derecognition events occurring after the effective date. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 30, 2012.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 31, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $4.4 million. The fair values of the forward exchange contracts were reflected as a $0.1 million liability included in other current liabilities in the accompanying balance sheets. The contracts are in the various local currencies covering primarily our operations in the U.S., the Caribbean, and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of March 31, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of March 31, 2013, the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0.1 million), of which $0.1 million (net of taxes of $0.1 million) is expected to be reclassified to earnings over the next twelve months. We recognized no edge ineffectiveness during the three months ended March 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (“Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285. Defendants are seeking approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013.

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act.

Item 1A. RISK FACTORS

Other than those updates included below, there have been no material changes from December 30, 2012 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 30, 2012.

Divestitures of some of our businesses or product lines may materially adversely affect our financial condition, results of operations or cash flows.

We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Specifically, we are significantly reducing our focus on CheckView ® by divesting of our U.S. and Canada CheckView ® business and will limit our focus on opportunistic sales in Asia for which the sale was completed in April 2013. In October 2012, we completed the sale of our non-strategic Banking Security Systems Integration business unit that was formerly part of our Shrink Management Solutions segment. We are also pursuing the divestiture of our interest in Shore to Shore PVT Ltd. (Sri Lanka) in our Apparel Labeling Solutions segment. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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
The basis of the fair value for our impairment assessments is determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Although our last analysis regarding the fair values of the goodwill and indefinite lived intangible assets for our reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Shrink Management Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

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

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. Due to our cost savings initiatives, the implementation of our European ERP system is temporarily suspended, with costs accumulated in construction-in-progress of $4.7 million. Planning initiatives are underway, however, to begin the implementation of our Asia Pacific ALS ERP system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, decide to forgo a company-wide implementation, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 2.1
Amendment to Asset Purchase Agreement dated as of April 28, 2013, by and among Checkpoint Systems, Inc., Checkpoint Systems Canada, ULC, Checkview Intermediate Holding II Corporation, and Checkview ULC is incorporated herein by reference to Exhibit 2.02 of the Company's Current Report on Form 8-K dated May 2, 2013.

Exhibit 2.2
Asset Purchase Agreement dated as of March 19, 2013, by and among Checkpoint Systems, Inc., Checkpoint Systems Canada, ULC, Checkview Intermediate Holding II Corporation, and a Nova Scotia corporation to be formed prior to closing is incorporated herein by reference to Exhibit 2.01 of the Company's Current Report on Form 8-K dated May 2, 2013.

Exhibit 10.1
Employment Agreement dated February 4, 2013 by and between Checkpoint Systems, Inc. and George Babich is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 8, 2013.

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

CHECKPOINT SYSTEMS, INC.

May 7, 2013	/s/ Raymond D. Andrews
Raymond D. Andrews
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 2.1
Amendment to Asset Purchase Agreement dated as of April 28, 2013, by and among Checkpoint Systems, Inc., Checkpoint Systems Canada, ULC, Checkview Intermediate Holding II Corporation, and Checkview ULC is incorporated herein by reference to Exhibit 2.02 of the Company's Current Report on Form 8-K dated May 2, 2013.

Exhibit 2.2
Asset Purchase Agreement dated as of March 19, 2013, by and among Checkpoint Systems, Inc., Checkpoint Systems Canada, ULC, Checkview Intermediate Holding II Corporation, and a Nova Scotia corporation to be formed prior to closing is incorporated herein by reference to Exhibit 2.01 of the Company's Current Report on Form 8-K dated May 2, 2013.

Exhibit 10.1
Employment Agreement dated February 4, 2013 by and between Checkpoint Systems, Inc. and George Babich is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 8, 2013.

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