Form 10-Q
period 2013-06-30
CHECKPOINT SYSTEMS INC
filed 2013-08-06
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2013, there were 41,196,786 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	June 30, 2013	December 30, 2012	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,125	$118,829
Accounts receivable, net of allowance of $13,512 and $13,242	138,705	177,173
Inventories	84,002	82,154
Other current assets	33,202	36,147
Deferred income taxes	8,938	8,930
Assets of discontinued operations held for sale	—	29,864
Total Current Assets	387,972	453,097
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,336	1,748
PROPERTY, PLANT, AND EQUIPMENT, net	94,759	107,184
GOODWILL	180,524	182,741
OTHER INTANGIBLES, net	70,186	74,950
DEFERRED INCOME TAXES	25,742	26,843
OTHER ASSETS	10,948	13,246
TOTAL ASSETS	$771,467	$859,809
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$423	$4,367
Accounts payable	71,983	68,929
Accrued compensation and related taxes	20,296	28,258
Other accrued expenses	45,508	54,425
Income taxes	—	2,560
Unearned revenues	9,345	17,035
Restructuring reserve	4,393	9,579
Accrued pensions — current	4,610	4,687
Other current liabilities	17,558	25,855
Liabilities of discontinued operations held for sale	—	9,688
Total Current Liabilities	174,116	225,383
LONG-TERM DEBT, LESS CURRENT MATURITIES	95,757	108,921
ACCRUED PENSIONS	93,913	95,839
OTHER LONG-TERM LIABILITIES	32,708	36,540
DEFERRED INCOME TAXES	15,013	15,580
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,202,617 and 44,763,404 shares	4,520	4,476
Additional capital	430,535	424,715
Accumulated (deficit) earnings	(966)	18,392
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(2,609)	795
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	359,960	376,858
NON-CONTROLLING INTERESTS	—	688
TOTAL EQUITY	359,960	377,546
TOTAL LIABILITIES AND EQUITY	$771,467	$859,809

* Derived from the Company’s audited Consolidated Financial Statements at December 30, 2012.
See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net revenues	$172,018	$177,604	$320,853	$321,798
Cost of revenues	102,399	107,080	197,293	198,253
Gross profit	69,619	70,524	123,560	123,545
Selling, general, and administrative expenses	56,850	65,220	112,137	130,823
Research and development	4,627	4,020	9,320	8,474
Restructuring expenses	1,629	21,266	3,645	22,984
Goodwill impairment	—	64,437	—	64,437
Litigation settlement	—	—	(6,584)	—
Acquisition costs	280	96	441	110
Other expense	—	—	—	745
Other operating income	248	—	578	—
Operating income (loss)	6,481	(84,515)	5,179	(104,028)
Interest income	405	395	804	895
Interest expense	2,822	1,939	4,881	3,874
Other gain (loss), net	(1,966)	(146)	(2,511)	(296)
Earnings (loss) from continuing operations before income taxes	2,098	(86,205)	(1,409)	(107,303)
Income taxes expense (benefit)	784	5,624	1,063	(4,572)
Net earnings (loss) from continuing operations	1,314	(91,829)	(2,472)	(102,731)
Loss from discontinued operations, net of tax (benefit) expense of $(66), $77, $68 and $(3)	(14,329)	(2,357)	(16,885)	(2,725)
Net loss	(13,015)	(94,186)	(19,357)	(105,456)
Less: gain (loss) attributable to non-controlling interests	59	(25)	1	(304)
Net loss attributable to Checkpoint Systems, Inc.	$(13,074)	$(94,161)	$(19,358)	$(105,152)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(2.24)	$(0.06)	$(2.50)
Loss from discontinued operations, net of tax	(0.35)	(0.06)	(0.41)	(0.07)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.32)	$(2.30)	$(0.47)	$(2.57)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(2.24)	$(0.06)	$(2.50)
Loss from discontinued operations, net of tax	(0.34)	(0.06)	(0.41)	(0.07)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.31)	$(2.30)	$(0.47)	$(2.57)

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net loss	$(13,015)	$(94,186)	$(19,357)	$(105,456)
Other comprehensive loss, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $113, $0, $221 and $0	273	71	555	142
Change in realized and unrealized gains (losses) on derivative hedges, net of tax expense of $0, $18, $0 and $5	4	590	(153)	(2)
Foreign currency translation adjustment	(638)	(11,200)	(3,979)	(7,076)
Total other comprehensive loss, net of tax	(361)	(10,539)	(3,577)	(6,936)
Comprehensive loss	(13,376)	(104,725)	(22,934)	(112,392)
Less: comprehensive gain (loss) attributable to non-controlling interests	53	(24)	(172)	(281)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(13,429)	$(104,701)	$(22,762)	$(112,111)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(145,876)				(529)	(146,405)
Exercise of stock-based compensation and awards released	522	52	1,108						1,160
Tax benefit on stock-based compensation			(306)						(306)
Stock-based compensation expense			4,837						4,837
Deferred compensation plan			865						865
Amortization of pension plan actuarial losses, net of tax							218		218
Change in realized and unrealized losses on derivative hedges, net of tax							(1,521)		(1,521)
Recognized loss on pension, net of tax							(11,176)		(11,176)
Foreign currency translation adjustment							533	1	534
Balance, December 30, 2012	44,763	$4,476	$424,715	$18,392	4,036	$(71,520)	$795	$688	$377,546
Net (loss) earnings				(19,358)				1	(19,357)
Exercise of stock-based compensation and awards released	440	44	1,501						1,545
Tax benefit on stock-based compensation			(18)						(18)
Stock-based compensation expense			3,859						3,859
Deferred compensation plan			478						478
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							555		555
Change in realized and unrealized losses on derivative hedges, net of tax							(153)		(153)
Foreign currency translation adjustment							(3,806)	(173)	(3,979)
Balance, June 30, 2013	45,203	$4,520	$430,535	$(966)	4,036	$(71,520)	$(2,609)	$—	$359,960

See Notes to Consolidated Financial Statements

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 30, 2013	June 24, 2012
Cash flows from operating activities:
Net loss	$(19,357)	$(105,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,487	16,475
Deferred taxes	(305)	(916)
Stock-based compensation	3,859	2,814
Provision for losses on accounts receivable	(522)	3,296
Excess tax benefit on stock compensation	(122)	(97)
Loss (gain) on disposal of fixed assets	375	(295)
Litigation settlement	(6,584)	—
Intangible impairment	—	672
Goodwill impairment	—	64,807
Gain on sale of subsidiary	(248)	—
Loss on sale of discontinued operations	13,024	—
Restructuring related asset impairment	731	5,297
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	41,613	33,961
Inventories	(2,456)	7,357
Other current assets	2,690	(1,198)
Increase (decrease) in current liabilities, net of the effects of acquired companies:
Accounts payable	3,351	(12,117)
Income taxes	(2,329)	(3,325)
Unearned revenues	(7,007)	(9,166)
Restructuring reserve	(5,059)	2,125
Other current and accrued liabilities	(19,182)	6,371
Net cash provided by operating activities	16,959	10,605
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(3,310)	(8,383)
Change in restricted cash	—	39
Cash proceeds from the sale of discontinued operations	1,290	—
Cash proceeds from the sale of subsidiary	227	—
Other investing activities	921	518
Net cash used in investing activities	(872)	(7,826)
Cash flows from financing activities:
Proceeds from stock issuances	1,545	623
Excess tax benefit on stock compensation	122	97
Proceeds from short-term debt	2,759	2,863
Payment of short-term debt	(2,561)	(10,765)
Net change in factoring and bank overdrafts	(339)	(1,475)
Proceeds from long-term debt	—	3,000
Payment of long-term debt	(10,113)	(5,380)
Net cash used in financing activities	(8,587)	(11,037)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,204)	(958)
Net increase (decrease) in cash and cash equivalents	4,296	(9,216)
Cash and cash equivalents:
Beginning of period	118,829	93,481
End of period	$123,125	$84,265
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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 30, 2013 and December 30, 2012 and our results of operations for the thirteen and twenty-six weeks ended June 30, 2013 and June 24, 2012 and changes in cash flows for the twenty-six weeks ended June 30, 2013 and June 24, 2012. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by us from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during the first quarter of 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other expense in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, we received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider.

Out of Period Adjustments

During the six months ended June 30, 2013, we recorded prior period accounting adjustments which had the impact of decreasing selling, general and administrative expenses by $0.7 million and decreasing net loss by $0.6 million. We do not believe that these adjustments are material to our Consolidated Financial Statements for any prior or current period, nor do we believe that these adjustments will be material to our fiscal 2013 results.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of gross internal-use software costs capitalized since the beginning of the ERP implementation as of June 30, 2013 and December 30, 2012 were $22.8 million and $22.8 million, respectively. As of June 30, 2013, $18.1 million was recorded in machinery and equipment related to supporting software packages that were placed in service. The remaining costs of $4.7 million and $4.7 million as of June 30, 2013 and December 30, 2012, respectively, are capitalized as construction-in-progress until such time as the European ERP system, which is currently suspended, has been placed in service. Planning initiatives are underway, however, to begin the implementation of our Asia Pacific Apparel Labeling Solutions (ALS) ERP system.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $13.8 million and $15.2 million as of June 30, 2013 and December 30, 2012, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary of the Company, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash.

In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the unrelated third party holding the non-controlling interest. On June 24, 2013, we completed the sale of our 51% interest for which we received cash proceeds of $0.2 million (net of a stamp duty). The gain on sale of $0.2 million is recorded within other operating income on the Consolidated Statement of Operations.

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of December 30, 2012 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 24, 2012.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Six months ended	June 30, 2013
Balance at beginning of year	$3,995
Accruals for warranties issued, net	2,531
Settlements made	(2,019)
Adjustment for discontinued operations	—
Foreign currency translation adjustment	(125)
Balance at end of period	$4,382

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, 2013 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income (loss)
Balance, December 30, 2012	$(17,765)	$21	$18,539	$795
Other comprehensive income (loss) before reclassifications	310	—	(4,236)	(3,926)
Amounts reclassified from other comprehensive income (loss)	555	(153)	120	522
Net other comprehensive income (loss)	865	(153)	(4,116)	(3,404)
Balance, June 30, 2013	$(16,900)	$(132)	$14,423	$(2,609)

The significant items reclassified from each component of other comprehensive loss for the six months ended June 30, 2013 were as follows:

(amounts in thousands)
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(775)
Prior service cost (1)	(1)
	(776)	Total before tax
	221	Tax benefit
	$(555)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency revenue forecast contracts	$153	Cost of revenues
	153	Total before tax
	—	Tax expense
	$153	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$(120)	Other operating income
	(120)	Total before tax
	—	Tax expense
	$(120)	Net of tax

Total reclassifications for the period	$(522)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

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

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” (ASU 2013-07). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The ASU is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” (ASU 2013-10). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	June 30, 2013	December 30, 2012
Raw materials	$15,682	$16,702
Work-in-process	3,959	6,554
Finished goods	64,361	58,898
Total	$84,002	$82,154

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $70.2 million and $75.0 million as of June 30, 2013 and December 30, 2012, respectively.

The following table reflects the components of intangible assets as of June 30, 2013 and December 30, 2012:

		June 30, 2013		December 30, 2012
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$81,313	$52,527	$81,895	$50,215
Trade name	1 to 30	29,955	19,204	30,414	19,143
Patents, license agreements	3 to 14	60,115	51,437	60,682	50,826
Other	2 to 6	7,073	6,612	7,178	6,546
Total amortized finite-lived intangible assets		178,456	129,780	180,169	126,730

Indefinite-lived intangible assets:
Trade name		21,510	—	21,511	—
Total identifiable intangible assets		$199,966	$129,780	$201,680	$126,730

Amortization expense for the three and six months ended June 30, 2013 was $2.2 million and $4.5 million, respectively.
Amortization expense for the three and six months ended June 24, 2012 was $2.4 million and $5.1 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2013	(1)	$8,799
2014		$8,307
2015		$8,146
2016		$7,885
2017		$6,865

(1)	The estimated amortization expense for the remainder of 2013 is anticipated to be $4.3 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Shrink Management Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	—	1,624
Discontinued operations	(3,263)	—	—	(3,263)
Impairment losses	—	(64,437)	(38,278)	(102,715)
Translation adjustments	483	229	280	992
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Translation adjustments	(1,826)	—	(391)	(2,217)
Balance as of June 30, 2013	$157,205	$—	$23,319	$180,524

The following table reflects the components of goodwill as of June 30, 2013 and December 30, 2012:

	June 30, 2013			December 30, 2012
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Shrink Management Solutions	$203,875	$46,670	$157,205	$208,835	$49,804	$159,031
Apparel Labeling Solutions	83,680	83,680	—	84,059	84,059	—
Retail Merchandising Solutions	132,473	109,154	23,319	133,707	109,997	23,710
Total goodwill	$420,028	$239,504	$180,524	$426,601	$243,860	$182,741

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

Acquisition costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.3 million and $0.4 million for the three and six months ended June 30, 2013 and $0.1 million and $0.1 million for the three and six months ended June 24, 2012.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment indicators in the second quarter of 2013.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of June 30, 2013 and as of December 30, 2012 consisted of the following:

(amounts in thousands)	June 30, 2013	December 30, 2012
Overdraft	$—	$568
Term loans	—	2,272
Other short-term borrowings	—	889
Current portion of long-term debt	423	638
Total short-term borrowings and current portion of long-term debt	$423	$4,367

In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which included a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import cash line. In June 2013, in connection with the sale of our 51% interest in our Shore to Shore Sri Lanka entity, the outstanding balance of the banking facility was transferred to the entity holding the non-controlling interest. The balance of the banking facility at the date of transfer was $1.5 million.

In March 2013, we entered into a new $2.3 million Sri Lanka term loan. Borrowings under this loan were used to pay down the Sri Lanka banking facility in the second quarter of 2013. In June 2013, in connection with the sale of our 51% interest in our Shore to Shore Sri Lanka entity, the outstanding balance of the term loan was transferred to the entity holding the non-controlling interest. The balance of the term loan at the date of transfer was $2.2 million.

Long-Term Debt

Long-term debt as of June 30, 2013 and December 30, 2012 consisted of the following:

(amounts in thousands)	June 30, 2013	December 30, 2012
Senior secured credit facility:
$65 million variable interest rate revolving credit facility maturing in 2014	$35,222	$42,021
Senior Secured Notes:
$20 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	19,983	22,038
$20 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	19,983	22,038
$20 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	19,983	22,038
Full-recourse factoring liabilities	755	942
Other capital leases with maturities through 2016	254	482
Total	96,180	109,559
Less current portion	423	638
Total long-term portion	$95,757	$108,921

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

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first six months of 2013. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of June 30, 2013.

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

On June 28, 2013, we repaid $3.8 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

The Senior Secured Credit Facility provides for an amended revolving commitment of up to $65.1 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $115.1 million. As of June 30, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of June 30, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of June 30, 2013 was $114 million.

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

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Note Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Note Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of June 30, 2013.

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

On June 28, 2013, we repaid $6.2 million in principal as well as a make-whole premium of $0.6 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $57 thousand of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

Under the Senior Secured Notes Agreement, we issued to the Purchasers of our Series A Senior Secured Notes an amended aggregate principal amount of $20.0 million (the “Series A Notes”), our Series B Senior Secured Notes an aggregate principal amount of $20.0 million (the “Series B Notes”), and our Series C Senior Secured Notes an aggregate principal amount of $20.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of June 30, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Note Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of June 30, 2013 was $114 million.

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

Full-recourse Factoring Arrangements

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of June 30, 2013 the factoring arrangements had a balance of $0.8 million (€0.6 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.4 million (€0.3 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 30, 2013 was $1.8 million and $3.8 million ($1.8 million and $3.8 million, net of tax), respectively. For the three and six months ended June 24, 2012, the total compensation expense was $0.9 million and $2.7 million ($0.9 million and $2.6 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.2 million and $0.7 million for the six months ended June 30, 2013 and June 24, 2012, respectively.

On July 24, 2012, Restricted Stock Units (RSUs) were awarded to certain of our key employees as part of the LTIP Second Half 2012 plan. The number of shares for these units varied based on individual performance versus second half 2012 goals. These goals were developed for employees who can influence key metrics set forth in the new business strategy during the July 2012 to December 2012 performance period. The weighted average price for these RSUs was $7.59 per share. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeiture rates. For fiscal year 2012, $0.6 million was charged to compensation expense for the LTIP Second Half 2012 Plan. Final assessment of these goals was completed in the second quarter of 2013, resulting in a reversal of $0.1 million of compensation expense in the first six months of 2013. As of May 1, 2013, 74,321 units vested at a grant price of $7.59 per share. These RSUs reduce the shares available to grant under the 2004 Omnibus Incentive Compensation Plan (2004 Plan).

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. For the first six months of 2013, $16 thousand was charged to compensation expense. As of June 30, 2013, total unamortized compensation expense for these grants was $0.2 million. As of June 30, 2013, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.

To determine the fair value of RSUs with market conditions that were awarded on February 27, 2013, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 47.01%, (ii) risk-free rate of 0.35%, and (iii) an expected dividend yield of zero.

To determine the fair value of RSUs with market conditions that were awarded on May 28, 2013, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 45.23%, (ii) risk-free rate of 0.41%, and (iii) an expected dividend yield of zero.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of June 30, 2013, the fair value of the award is $0.71 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the first six months of 2013, $18 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of June 30, 2013, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 45.20%, (ii) risk-free rate of 0.51%, and (iii) an expected dividend yield of zero.

Stock Options

Option activity under the principal option plans as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2012	2,744,057	$17.24	5.01	$1,321
Granted	132,367	12.32
Exercised	(112,691)	12.05
Forfeited or expired	(70,563)	14.05
Outstanding at June 30, 2013	2,693,170	$17.30	4.88	$3,931
Vested and expected to vest at June 30, 2013	2,532,468	$17.77	4.62	$3,258
Exercisable at June 30, 2013	2,078,434	$19.44	3.65	$1,414

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the six months ended June 30, 2013 and June 24, 2012 was $0.2 million and $0.1 million, respectively.

As of June 30, 2013, $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

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

Six months ended	June 30, 2013	June 24, 2012
Weighted-average fair value of grants	5.46	5.02
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	50.79%	51.92%
Expected life (in years)	5.08	5.05
Risk-free interest rate	0.835%	0.872%

Restricted Stock Units

Nonvested restricted stock units as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	563,106	0.79	$21.14
Granted	568,533		$11.38
Vested	(107,010)		$11.99
Forfeited	(13,982)		$14.14
Nonvested at June 30, 2013	1,010,647	1.18	$16.71
Vested and expected to vest at June 30, 2013	866,244	1.13
Vested at June 30, 2013	52,500	—

The total fair value of restricted stock awards vested during the first six months of 2013 was $1.8 million as compared to $2.0 million in the first six months of 2012. As of June 30, 2013, there was $4.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million as of June 30, 2013, of which $0.3 million and $0.6 million was expensed for the three and six months ended June 30, 2013. The total amount accrued related to the plan equaled $0.4 million as of June 24, 2012, of which $0.3 million and $0.5 million was expensed for the three and six months ended June 24, 2012. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 30, 2013 and June 24, 2012 were as follows:

(amounts in thousands)
Six months ended	June 30, 2013	June 24, 2012
Interest	$4,218	$3,273
Income tax payments	$4,737	$3,659

As of June 30, 2013 and June 24, 2012, we accrued $0.5 million and $0.9 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at June 30, 2013 and June 24, 2012 since they represent non-cash investing activities. Accrued capital expenditures at June 30, 2013 and June 24, 2012 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Basic earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$1,255	$(91,804)	$(2,473)	$(102,427)
Basic loss from discontinued operations, net of tax (benefit) expense of $(66), $77, $68 and $(3)	(14,329)	(2,357)	(16,885)	(2,725)
Diluted earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	1,255	(91,804)	(2,473)	(102,427)
Diluted loss from discontinued operations, net of tax (benefit) expense of $(66), $77, $68 and $(3)	$(14,329)	$(2,357)	$(16,885)	$(2,725)

Shares:
Weighted-average number of common shares outstanding	41,064	40,441	40,924	40,363
Shares issuable under deferred compensation agreements	408	532	406	530
Basic weighted-average number of common shares outstanding	41,472	40,973	41,330	40,893
Common shares assumed upon exercise of stock options and awards	240	—	—	—
Shares issuable under deferred compensation arrangements	18	—	—	—
Dilutive weighted-average number of common shares outstanding	41,730	40,973	41,330	40,893

Basic loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(2.24)	$(0.06)	$(2.50)
Loss from discontinued operations, net of tax	(0.35)	(0.06)	(0.41)	(0.07)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.32)	$(2.30)	$(0.47)	$(2.57)

Diluted loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(2.24)	$(0.06)	$(2.50)
Loss from discontinued operations, net of tax	(0.34)	(0.06)	(0.41)	(0.07)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.31)	$(2.30)	$(0.47)	$(2.57)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six months ended June 30, 2013 and June 24, 2012 were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,201	3,110	2,466	2,970

(1)
Stock options and awards of 218 shares and deferred compensation arrangements of 35 shares were anti-dilutive in the six months ended 2013, and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the year. Stock options and awards of 62 shares and 90 shares, respectively, and deferred compensation arrangements of 26 shares and 14 shares, respectively, were anti-dilutive in the first three and six months of 2012, and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the periods.

Note 8. INCOME TAXES

The effective tax rate for the twenty-six weeks ended June 30, 2013 was negative 75.4% as compared to 4.3% for the twenty-six weeks ended June 24, 2012. The change in the effective tax rate for the twenty-six weeks ended June 30, 2013 was due to the mix of income between subsidiaries and the goodwill impairment charges in 2012 that did not receive an income tax benefit.

Historically, we determined our interim tax provision using an estimated annual effective tax rate methodology. For the twenty-six weeks ended June 24, 2012, we accounted for the U.S. operations by applying the discrete method based on the determination that if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate. In the second quarter of 2013 and for the six months ended June 30, 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of June 30, 2013 and December 30, 2012, we had net deferred tax assets of $17.4 million and $17.9 million respectively.

Included in other current assets as of June 30, 2013, is a current income tax receivable of $4.1 million. This amount represents a net receivable of $0.5 million as of December 30, 2012, year to date estimated tax payments made in excess of refunds received in the amount of $4.7 million, and tax expense recorded on our year to date pretax loss of $1.1 million. Included in other current liabilities is our current deferred tax liability of $2.3 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15.3 million and $16.3 million at June 30, 2013 and December 30, 2012, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the six months ended June 30, 2013 we recognized no interest and penalties compared to interest and penalties benefit of $0.8 million during the six months ended June 24, 2012. As of June 30, 2013 and December 30, 2012, we had accrued interest and penalties related to unrecognized tax benefits of $4.1 million and $4.3 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of
$3.4 million to $5.7 million.

We are currently under audit in the following major jurisdictions: United States 2011, Germany 2006 – 2009, Finland 2008 – 2009, and India 2010.

We operate under tax holidays in other countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 30, 2013 and June 24, 2012 were as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$267	$213	$535	$430
Interest cost	869	972	1,748	1,958
Expected return on plan assets	25	11	51	21
Amortization of actuarial loss	386	55	775	112
Amortization of transition obligation	—	15	—	29
Amortization of prior service costs	—	—	1	1
Net periodic pension cost	$1,547	$1,266	$3,110	$2,551

We expect the cash requirements for funding the pension benefits to be approximately $5.1 million during fiscal 2013, including $2.8 million which was funded during the six months ended June 30, 2013.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 30, 2012 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$45	$—	$45	$—
Total assets	$45	$—	$45	$—

Foreign currency forward exchange contracts	$30	$—	$30	$—
Total liabilities	$30	$—	$30	$—

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$179	$—	$179	$—
Foreign currency revenue forecast contracts	14	—	14	—
Total assets	$193	$—	$193	$—

Foreign currency forward exchange contracts	$208	$—	$208	$—
Total liabilities	$208	$—	$208	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the six months ended June 30, 2013:

(amounts in thousands)	June 30, 2013
Beginning balance, net of tax	$21
Changes in fair value gain, net of tax	—
Reclassification to earnings, net of tax	(153)
Ending balance, net of tax	$(132)

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 30, 2013 and December 30, 2012 are summarized in the following table:

	June 30, 2013		December 30, 2012
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$35,222	$35,222	$42,021	$42,021
Senior secured notes	$59,949	$60,306	$66,114	$66,549

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Accrued restructuring costs for lease termination liabilities of $0.2 million were valued using a discounted cash flow model during the six months ended June 30, 2013. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. We recorded $0.1 million in additional expense related to fair value adjustments to existing lease termination liabilities of $0.4 million during the six months ended June 30, 2013. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the six months ended June 30, 2013 of $0.7 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $1.1 million were written down to their fair values of $0.4 million. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 30, 2013 and December 30, 2012:

	June 30, 2013				December 30, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$—	Other current liabilities	$—	Other current assets	$14	Other current liabilities	$—
Total derivatives designated as hedging instruments		—		—		14		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	45	Other current liabilities	30	Other current assets	179	Other current liabilities	208
Total derivatives not designated as hedging instruments		45		30		179		208
Total derivatives		$45		$30		$193		$208

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended June 30, 2013 and June 24, 2012:

	June 30, 2013				June 24, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$(1)	Cost of sales	$5	$—	$996	Cost of sales	$(388)	$43

The following tables represent the amounts affecting the Consolidated Statement of Operations for the six months ended June 30, 2013 and June 24, 2012:

	June 30, 2013				June 24, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$(153)	$11	$822	Cost of sales	$(779)	$79

	Quarter				Six Months
	(13 weeks) Ended				(26 weeks) Ended
	June 30, 2013		June 24, 2012		June 30, 2013		June 24, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$52	Other gain (loss), net	$209	Other gain (loss), net	$265	Other gain (loss), net	$439	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 30, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $12.4 million. The fair values of the forward exchange contracts were reflected as a $45 thousand asset and a $30 thousand liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of June 30, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 30, 2013, the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0.1 million), of which $0.1 million (net of taxes of $0.1 million) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 30, 2013, a $5 thousand expense and $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized no hedge ineffectiveness during the six months ended June 30, 2013.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $73 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete.

Restructuring expense for the three and six months ended June 30, 2013 and June 24, 2012 was as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$946	$13,661	$1,285	$14,219
Asset impairments	—	5,297	731	5,297
Other exit costs	732	1,785	1,617	2,506
SG&A Restructuring Plan
Severance and other employee-related charges	1	523	(15)	896
Other exit costs	(50)	—	27	66
Total	$1,629	$21,266	$3,645	$22,984

Restructuring accrual activity for the six months ended June 30, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 30, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$2,872	$(1,587)	$(5,097)	$(87)	$3,853
Other exit costs(1)	460	1,617	—	(1,994)	(25)	58
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	92	(107)	(706)	(12)	473
Other exit costs(2)	161	27	—	(178)	(1)	9
Total	$9,579	$4,608	$(1,694)	$(7,975)	$(125)	$4,393

(1)
During the first six months of 2013, there was a net charge to earnings of $1.6 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first six months of 2013, there was a net charge to earnings of $27 thousand primarily due to lease termination costs in connection with the restructuring plan.

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

For the six months ended June 30, 2013, the net charge to earnings of $3.6 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $51.5 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,200, of which 2,113 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 30, 2013, the net charge to earnings of $12 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of June 30, 2013, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

Note 13. BUSINESS SEGMENTS

	Quarter				Six Months
	(13 weeks) Ended				(26 weeks) Ended
(amounts in thousands)	June 30, 2013		June 24, 2012		June 30, 2013		June 24, 2012
Business segment net revenue:
Shrink Management Solutions	$111,697		$113,276		$207,046		$201,279
Apparel Labeling Solutions	48,077		51,749		88,473		92,148
Retail Merchandising Solutions	12,244		12,579		25,334		28,371
Total revenues	$172,018		$177,604		$320,853		$321,798
Business segment gross profit:
Shrink Management Solutions	$50,229		$50,467		$88,185		$89,828
Apparel Labeling Solutions	14,456		14,904		25,499		21,525
Retail Merchandising Solutions	4,934		5,153		9,876		12,192
Total gross profit	69,619		70,524		123,560		123,545
Operating expenses	63,138	(1)	155,039	(2)	118,381	(3)	227,573	(4)
Interest (expense) income, net	(2,417)		(1,544)		(4,077)		(2,979)
Other gain (loss), net	(1,966)		(146)		(2,511)		(296)
Earnings (loss) from continuing operations before income taxes	$2,098		$(86,205)		$(1,409)		$(107,303)

(1)
Includes a $1.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.3 million acquisition charge, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

(2)	Includes a $64.4 million goodwill impairment, a $21.3 million restructuring charge, a $2.9 million charge related to our CEO transition, and a $0.1 million acquisition charge.

(3)
Includes a $3.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.4 million acquisition charge, a benefit of $6.6 million due to a litigation settlement reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

(4)
Includes a $64.4 million goodwill impairment charge, a $23.0 million restructuring charge, a $2.9 million charge related to our CEO transition, a $0.7 million charge for forensic and legal fees associated with improper and fraudulent Canadian activities, and a $0.1 million acquisition charge.

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

The results for the three and six months ended June 24, 2012 were reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter	Six Months
	(13 weeks) Ended	(26 weeks) Ended
(amounts in thousands)	June 24, 2012	June 24, 2012
Net revenue	$3,996	$7,696
Gross profit	509	1,076
Selling, general, and administrative expenses	777	1,664
Intangible impairment	672	672
Goodwill impairment	370	370
Operating loss	(1,310)	(1,630)
Loss from discontinued operations before income taxes	(1,310)	(1,630)
Loss from discontinued operations, net of tax (1)	$(1,310)	$(1,630)

(1)     As this business is located in the U.S. and a full valuation allowance is recorded in the U.S., there is no tax impact on the discontinued operations for the three and six months ended June 24, 2012.

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
On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the final closing balance sheet, pending the buyer's review of the final closing balance sheet. We have incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $4.7 million as of June 30, 2013. We have a lease guarantee liability of $0.1 million recorded in other current liabilities and other long term liabilities on the Consolidated Balance Sheets as of June 30, 2013. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services income, net of transition services expense,was $21 thousand and is included within other gain (loss), net on the Consolidated Statement of Operations for the three and six months ended June 30, 2013. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and is recorded through discontinued operations on the Consolidated Statement of Operations for the three and six months ended June 30, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.0 million is recorded through discontinued operations on the Consolidated Statement of Operations for the quarter ended June 30, 2013.

The results for the three and six months ended June 30, 2013 and June 24, 2012 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net revenue	$3,541	$20,792	$16,084	$38,895
Gross profit	307	2,335	282	5,671
Selling, general, and administrative expenses	1,652	3,180	3,970	6,552
Research and development	26	125	105	217
Operating loss	(1,371)	(970)	(3,793)	(1,098)
Loss on disposal	(13,024)	—	(13,024)	—
Loss from discontinued operations before income taxes	(14,395)	(970)	(16,817)	(1,098)
Loss from discontinued operations, net of tax	$14,329	$(1,047)	$16,885	$(1,095)

Upon meeting the criteria for classification as held for sale, the assets and liabilities associated with this business were adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations held for sale and liabilities of discontinued operations held for sale, as appropriate, on the Consolidated Balance Sheet. As of December 30, 2012 the classification was as follows:

(amounts in thousands)	December 30, 2012
Accounts receivable, net	$14,558
Inventories	9,721
Other assets	5,347
Deferred income taxes	238
Assets of discontinued operations held for sale	$29,864

Accounts payable	$3,413
Accrued compensation and related taxes	94
Other accrued expenses	5,600
Unearned revenues	581
Liabilities of discontinued operations held for sale	$9,688

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

Overview

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Shrink Management Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Shrink Management Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately three-quarters of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We have divested and will continue to consider divesting certain businesses and product lines that are not advantageous to our refined strategy.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $73 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with the fixed charge covenant for the periods ended December 30, 2012, March 31, 2013, and June 30, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business. In June 2013, we completed the sale of our interest in the non-strategic Sri Lanka subsidiary.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 30, 2013 Compared to Thirteen Weeks Ended June 24, 2012

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	June 30, 2013 (Fiscal 2013)	June 24, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012
Net revenues
Shrink Management Solutions	65.0%	63.8%	(1.4)%
Apparel Labeling Solutions	27.9	29.1	(7.1)
Retail Merchandising Solutions	7.1	7.1	(2.7)
Net revenues	100.0	100.0	(3.1)
Cost of revenues	59.5	60.3	(4.4)
Total gross profit	40.5	39.7	(1.3)
Selling, general, and administrative expenses	33.0	36.7	(12.8)
Research and development	2.7	2.2	15.1
Restructuring expenses	0.9	12.0	(92.3)
Goodwill impairment	—	36.3	(100.0)
Acquisition costs	0.2	0.1	191.7
Other operating income	0.1	—	100.0
Operating income (loss)	3.8	(47.6)	(107.7)
Interest income	0.2	0.2	2.5
Interest expense	1.6	1.0	45.5
Other gain (loss), net	(1.2)	(0.1)	N/A
Earnings (loss) from continuing operations before income taxes	1.2	(48.5)	(102.4)
Income taxes expense	0.4	3.2	(86.1)
Net earnings (loss) from continuing operations	0.8	(51.7)	(101.4)
Loss from discontinued operations, net of tax	(8.4)	(1.3)	507.9
Net loss	(7.6)	(53.0)	(86.2)
Less: gain (loss) attributable to non-controlling interests	—	—	(336.0)
Net loss attributable to Checkpoint Systems, Inc.	(7.6)%	(53.0)%	(86.1)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the second quarter of 2013 compared to the second quarter of 2012 decreased $5.6 million, or 3.1%, from $177.6 million to $172.0 million. Foreign currency translation had a negative impact on revenues of approximately $1.2 million, or 0.6%, in the second quarter of 2013 as compared to the second quarter of 2012.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	June 30, 2013 (Fiscal 2013)	June 24, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012	Fiscal 2013 vs. Fiscal 2012
Net Revenues:
Shrink Management Solutions	$111.7	$113.3	$(1.6)	(1.4)%
Apparel Labeling Solutions	48.1	51.7	(3.6)	(7.1)
Retail Merchandising Solutions	12.2	12.6	(0.4)	(2.7)
Net Revenues	$172.0	$177.6	$(5.6)	(3.1)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues decreased $1.6 million, or 1.4%, during the second quarter of 2013 compared to the second quarter of 2012. Foreign currency translation had a negative impact of approximately $1.4 million. The remaining decrease of $0.2 million in Shrink Management Solutions was due primarily to decreases in Alpha®, our business that supports shrink management in libraries (Library), and Merchandise Visibility (RFID). These decreases were partially offset by an increase in EAS consumables and EAS systems.

The Alpha® revenues decreased in all regions in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to large orders in the second quarter of 2012 without comparable demand in 2013. We expect global Alpha revenues throughout the remainder of 2013 to be positively impacted by our increased focus on execution as well as increased attention on marketing of existing and new products.

The Library revenues decreased in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

The Merchandise Visibility (RFID) revenues decreased in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to a substantial roll-out with RFID enabled technology in Europe in the second quarter of 2012, with less significant rollouts in the second quarter of 2013. The decline was partially offset by the initial stages of significant roll-outs with both a major U.S. retailer and a major European retailer during the second quarter of 2013. Despite the second quarter decline in revenues, the RFID business continues to gain traction with installations at several major retailers. We expect RFID revenues to increase and continue on their forecasted path for strong growth throughout the remainder of 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

The EAS consumables revenues increase in the second quarter of 2013 as compared to the second quarter of 2012 was primarily due to increased EAS label revenues in the U.S., Europe, and International Americas as a result of new protection programs with new and existing customers. The increase in EAS label revenues was partially offset by a decline in revenues in Asia as a result of a decline in EAS label volumes. Hard Tag @ Source™ revenues in the U.S. also contributed to the increase in EAS consumables resulting from increased volumes from both new and existing customers. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products.

The EAS systems revenues increase in the second quarter of 2013 as compared to the second quarter of 2012 was primarily driven by new product installations with new and existing customers specifically in the U.S., International Americas, and Asia, resulting in significant market share advances. The increase was partially offset by a decline in Europe resulting from the lower volume of new product installations with existing customers.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $3.6 million, or 7.1%, in the second quarter of 2013 as compared to the second quarter of 2012. After considering the foreign currency translation positive impact of $0.1 million, the $3.7 million decrease in revenues is driven by declines in sales volumes in the U.S. and Europe as well as International Americas where we closed operations in 2012 as part of our Global Restructuring Plan. The weakness in these markets is broad based, but the decline in ALS revenues can also be attributed to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by an increase of ALS revenues in Asia as the result of increased sales with our strategic key accounts, and a shift to vendor billing for certain retailers with vendors located in Asia that were previously billed from Europe but are now ordering directly from us. The impact of revenue reductions that resulted from our ALS business rationalization more than offset the growth in key account revenue in Asia. We are experiencing strong demand from certain customers, with a continued cautious approach from others.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $0.4 million, or 2.7% in the second quarter of 2013 as compared to the second quarter of 2012. After considering the foreign currency translation positive impact of $0.1 million, the $0.5 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the second quarter of 2013, gross profit decreased $0.9 million, or 1.3%, from $70.5 million to $69.6 million in the second quarter of 2013. The negative impact of foreign currency translation on gross profit was approximately $0.5 million. Gross profit, as a percentage of net revenues, increased from 39.7% to 40.5%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues increased from 44.6% in the second quarter of 2012 to 45.0% in the second quarter of 2013. The increase in the gross profit percentage of Shrink Management Solutions was due primarily to higher margins in EAS consumables and Alpha®. The increase was partially offset by lower margins in EAS systems and RFID. EAS consumables margins increased due to favorable manufacturing variances in 2013, as well as the elimination of costs incurred in the second quarter of 2012 related to the shutdown of certain EAS label manufacturing operations. Alpha® margins increased due to product mix, which was partially offset by increased inventory charges. RFID and EAS systems margins were lower due to product and customer mix. EAS systems also experienced increased field service costs resulting from a significant systems roll-out in Europe. RFID margins were also impacted by unfavorable manufacturing variances.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 30.1% in the second quarter of 2013, from 28.8% in the second quarter of 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are beginning to see positive gross margin impact most notably from business rationalization, improved efficiencies and inventory management.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 40.3% in the second quarter of 2013 from 41.0% in the second quarter of 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by increased inventory costs and unfavorable manufacturing variances related to lower volumes in HLS in 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $8.4 million, or 12.8%, during the second quarter of 2013 compared to the second quarter of 2012. Foreign currency translation decreased SG&A expenses by approximately $0.2 million. The SG&A and enhanced Global Restructuring programs reduced expenses by approximately $8.6 million. Offsetting these cost reductions were increases in long-term incentive compensation, costs associated with the CFO transition, increased marketing efforts, performance incentive compensation, and external tax services. These increases were partially offset by decreases in SG&A expenses due to CEO transition costs recorded in the second quarter of 2012 without comparable expenses in 2013, reductions in bad debt expense, external legal and audit services, as well as less amortization expense in 2013 due to fully amortized intangible assets.

Research and Development Expenses

Research and development (R&D) expenses were $4.6 million, or 2.7% of revenues, in the second quarter of 2013 and $4.0 million, or 2.2% of revenues in the second quarter of 2012, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $1.6 million, or 0.9% of revenues in the second quarter of 2013 compared to $21.3 million or 12.0% of revenues in the second quarter of 2012. The decrease is due to the expansion of the Global Restructuring Plan to include Project LEAN during the second quarter of 2012.

Goodwill impairment

Goodwill impairment expense was $64.4 million in the second quarter of 2012, without a comparable charge in the second quarter of 2013. The non-cash impairment expense in the second quarter of 2012 is detailed in the “Goodwill Impairment” section following “Provisions for Restructuring.”

Acquisition Costs

Acquisition costs for the second quarter of 2013 were $0.3 million compared to $0.1 million for the second quarter in 2012. The increase in acquisition costs was primarily due to legal costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Operating Income

Other operating income was $0.2 million, or 0.1% of revenues in 2013 without comparable income in 2012. The 2013 other operating income represents the gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income was flat for the second quarter of 2013 compared to the second quarter in 2012. Interest income is primarily driven by income recognized for sales-type leases as well as cash balances in interest bearing accounts.

Interest expense for the second quarter of 2013 increased $0.9 million from the comparable quarter in 2012. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Notes resulting in higher interest rates, a make-whole premium of $0.6 million on the Senior Secured Notes and the write-off of bank fees of $0.1 million due to our prepayment of $10.0 million of debt between our Senior Secured Credit Facility and Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $2.0 million in the second quarter of 2013 compared to a net loss of $0.1 million in the second quarter of 2012. The increase in net loss was primarily due to a $2.0 million foreign exchange loss during the second quarter of 2013 compared to a $0.4 million foreign exchange loss offset by other income of $0.3 million in the second quarter of 2012. The increased foreign exchange loss is primarily attributed to dollar fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the second quarter of 2013 was 37.4% as compared to negative 6.5% for the second quarter of 2012. The second quarter of 2013 effective tax rate was impacted by the mix of income among subsidiaries and a valuation allowance of $0.3 million recorded on Portugal's net deferred tax assets. The 2013 rate was also impacted by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase. In the second quarter of 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate.

The effective tax rate for the second quarter of 2012 was negative as we adjusted our U.S. operations out of our estimated annual effective tax rate calculation and applied the discrete method. The second quarter of 2012 effective tax rate also included the impact of applying the discrete method to the first quarter of 2012 as well as the impacts of the mix of income among subsidiaries and goodwill impairment charges that did not receive an income tax benefit.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $14.3 million and $2.4 million in the second quarter of 2013 and 2012, respectively. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. We recognized a loss of $13.0 million on the sale of our U.S. and Canada based CheckView® business in the second quarter of 2013, including selling costs of $1.1 million, as well as $0.4 million of costs incurred to carve-out the U.S. and Canada CheckView® business from our enterprise resource planning system. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. As such, both businesses, which were included in our Shrink Management Solutions segment, are excluded from continuing operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $13.1 million, or $0.31 per diluted share, during the second quarter of 2013 compared to $94.2 million, or $2.30 per diluted share, during the second quarter of 2012. The weighted-average number of shares used in the diluted earnings per share computation were 41.7 million and 41.0 million for the second quarters of 2013 and 2012, respectively.

Twenty-Six Weeks Ended June 30, 2013 Compared to Twenty-Six Weeks Ended June 24, 2012

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Six months (26 weeks) ended	June 30, 2013 (Fiscal 2013)	June 24, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012
Net revenues
Shrink Management Solutions	64.5%	62.6%	2.9%
Apparel Labeling Solutions	27.6	28.6	(4.0)
Retail Merchandising Solutions	7.9	8.8	(10.7)
Net revenues	100.0	100.0	(0.3)
Cost of revenues	61.5	61.6	(0.5)
Total gross profit	38.5	38.4	—
Selling, general, and administrative expenses	35.0	40.7	(14.3)
Research and development	2.9	2.6	10.0
Restructuring expenses	1.1	7.2	(84.1)
Goodwill impairment	—	20.0	(100.0)
Litigation settlement	(2.0)	—	100.0
Acquisition costs	0.1	—	300.9
Other expense	—	0.2	(100.0)
Other operating income	0.2	—	100.0
Operating income (loss)	1.6	(32.3)	(105.0)
Interest income	0.3	0.3	(10.2)
Interest expense	1.5	1.2	26.0
Other gain (loss), net	(0.8)	(0.1)	748.3
Loss from continuing operations before income taxes	(0.4)	(33.3)	(98.7)
Income taxes expense (benefit)	0.4	(1.4)	(123.3)
Net loss from continuing operations	(0.8)	(31.9)	(97.6)
Loss from discontinued operations, net of tax	(5.2)	(0.9)	519.6
Net loss	(6.0)	(32.8)	(81.6)
Less: gain (loss) attributable to non-controlling interests	—	(0.1)	(100.3)
Net loss attributable to Checkpoint Systems, Inc.	(6.0)%	(32.7)%	(81.6)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first six months of 2013 compared to the first six months of 2012 decreased $0.9 million, or 0.3%, from $321.8 million to $320.9 million. Foreign currency translation had a negative impact on revenues of approximately $2.1 million, or 0.6%, in the first six months of 2013 as compared to the first six months of 2012.

(amounts in millions)			Dollar Amount Change	Percentage Change
Six months ended	June 30, 2013 (Fiscal 2013)	June 24, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012	Fiscal 2013 vs. Fiscal 2012
Net Revenues:
Shrink Management Solutions	$207.1	$201.3	$5.8	2.9%
Apparel Labeling Solutions	88.5	92.1	(3.6)	(4.0)
Retail Merchandising Solutions	25.3	28.4	(3.1)	(10.7)
Net Revenues	$320.9	$321.8	$(0.9)	(0.3)%

Shrink Management Solutions

Shrink Management Solutions (SMS) revenues increased $5.8 million, or 2.9%, during the first six months of 2013 compared to the first six months of 2012. Foreign currency translation had a negative impact of approximately $2.3 million. The remaining increase of $8.1 million in Shrink Management Solutions was due to increases in EAS systems, EAS consumables, and CheckView® Asia. These increases were partially offset by a decrease in our business that supports shrink management in libraries (Library), Alpha®, and Merchandise Visibility (RFID).

The EAS systems revenues increased in all regions in the first six months of 2013 as compared to the first six months of 2012, resulting in significant market share advances. The increase was primarily due to large rollouts by major European retailers in 2013 without comparable rollouts in 2012. Growth in the U.S., Asia, and International Americas was primarily driven by new product installations with existing customers.

The EAS consumables revenues increase in the first six months of 2013 as compared to the first six months of 2012 was primarily due to increased Hard Tag @ Source™ revenues in the U.S., Asia, and Europe resulting from increased volumes from both new and existing customers. EAS label revenues in Europe and the U.S. also contributed to the increase as a result of new protection programs with new and existing customers. The increase in EAS label revenues was partially offset by decreased demand in Asia. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products.

The Library revenues decreased in the first six months of 2013 as compared to the first six months of 2012 primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

Alpha® revenues decreased in the first six months of 2013 as compared to the first six months of 2012 due to declines in Europe, International Americas, and Asia primarily due to large orders in the first six months of 2012 without comparable demand in 2013. This decrease was partially offset by strong sales in the U.S. during the first six months of 2013. We expect global Alpha® revenues throughout 2013 to be positively impacted by our increased focus on execution as well as increased attention on marketing of existing and new products.

The Merchandise Visibility (RFID) revenues were relatively flat in the first six months of 2013 as compared to the first six months of 2012. There was a substantial roll-out with RFID enabled technology in Europe in the first six months of 2012. In the first six months of 2013, there were multiple but less significant RFID pilots and roll-outs in the U.S. and Europe than in the same period of 2012. In 2013, we are also in the initial stages of significant rollouts with both a major U.S. retailer and a major European retailer. Our RFID business continues to gain traction with installations at several major retailers. We expect RFID revenues to increase and continue on their forecasted path for strong growth throughout the remainder of 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $3.6 million, or 4.0%, in the first six months of 2013 as compared to the first six months of 2012. After considering the foreign currency translation positive impact of $0.1 million, the $3.7 million decrease in revenues is driven by declines in sales volumes in the U.S. and Europe as well as International Americas where we closed operations in 2012 as part of our Global Restructuring Plan. The weakness in these markets is broad based, but the decline in ALS revenues can also be attributed to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by an increase of ALS revenues in Asia as the result of increased sales with our strategic key accounts, and a shift to vendor billing for certain retailers with vendors located in Asia that were previously billed from Europe but are now ordering directly from us. The impact of revenue reductions that resulted from our ALS business rationalization more than offset the growth in key account revenue in Asia. We are experiencing strong demand from certain customers, with a continued cautious approach from others.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $3.1 million, or 10.7%, in the first six months of 2013 as compared to the first six months of 2012. After considering the foreign currency translation positive impact of $0.2 million, the $3.3 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first six months of 2013, gross profit was relatively flat, from $123.5 million to $123.6 million in the first six months of 2013. The negative impact of foreign currency translation on gross profit was approximately $0.8 million. Gross profit, as a percentage of net revenues, increased from 38.4% to 38.5%.

Shrink Management Solutions

Shrink Management Solutions gross profit as a percentage of Shrink Management Solutions revenues decreased from 44.6% in the first six months of 2012 to 42.6% in the first six months of 2013. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS systems, Alpha®, and RFID. The decrease was partially offset by higher margins in EAS consumables. RFID and EAS systems margins were lower due to product and customer mix. EAS systems margins were impacted by large rollouts in Europe. RFID margins were also impacted by unfavorable manufacturing variances. Alpha® margins declined due to product mix and increased inventory charges. EAS consumables margins increased due to favorable manufacturing variances in 2013.

RFID and EAS systems margins were lower due to product and customer mix. RFID margins were also impacted by unfavorable manufacturing variances.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 28.8% in the first six months of 2013, from 23.4% in the first six months of 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are beginning to see positive gross margin impact most notably from business rationalization, improved efficiencies, and inventory management.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 39.0% in the first six months of 2013 from 43.0% in the first six months of 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes and increased inventory costs in HLS in 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $18.7 million, or 14.3%, during the first six months of 2013 compared to the first six months of 2012. Foreign currency translation decreased SG&A expenses by approximately $0.5 million. The SG&A and enhanced Global Restructuring programs reduced expenses by approximately $18.2 million. Also contributing to the decrease were reductions in bad debt expense, CEO transition costs recorded in the second quarter of 2012 without comparable expense in 2013, reductions in external legal and audit services, as well as less amortization expense in 2013 due to fully amortized intangible assets. Completely offsetting these decreases were increases in long-term incentive compensation, increased marketing efforts, costs associated with the CFO transition, and increases in performance incentive compensation, and external tax services.

Research and Development Expenses

Research and development (R&D) expenses were $9.3 million, or 2.9% of revenues, in the first six months of 2013 and $8.5 million, or 2.6% of revenues in the first six months of 2012, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $3.6 million, or 1.1% of revenues in the first six months of 2013 compared to $23.0 million or 7.2% of revenues in the first six months of 2012. The decrease is due to the expansion of the Global Restructuring Plan to include Project LEAN during the second quarter of 2012.

Goodwill Impairment

Goodwill impairment expense was $64.4 million in the first six months of 2012, without a comparable charge in the first six months of 2013. The non-cash impairment expense in the first six months of 2012 is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Litigation Settlement

Litigation settlement for the first six months of 2013 was a benefit of $6.6 million without a comparable amount in 2012. The benefit is related to the All-Tag Security S.A., et al litgation in which a decision was reversed in our favor. As a result, we reversed previously accrued charges for the attorneys' fees and costs of the defendants.

Acquisition Costs

Acquisition costs for the first six months of 2013 were $0.4 million compared to $0.1 million for the first six months of 2012. The increase in acquisition costs was primarily due to legal costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million in the first six months of 2012 without comparable expense in 2013. This amount represents the legal and forensic costs incurred as a result of the improper and fraudulent activities of a certain former employee of our Canada sales subsidiary.

Other Operating Income

Other operating income was $0.6 million in the first six months of 2013 without comparable income in 2012. Other operating income includes $0.3 million of income attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income for the first six months of 2013 decreased $0.1 million from the comparable first six months of 2012. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during the first six months of 2013 compared to the first quarter of 2012 and lower cash balances in interest bearing accounts.

Interest expense for the first six months of 2013 increased $1.0 million from the comparable first six months of 2012. The increase in interest expense was primarily due to the amendment of our Senior Secured Credit Facility and Senior Secured Notes resulting in higher interest rates, a make-whole premium of $0.6 million on the Senior Secured Notes and the write-off of bank fees of $0.1 million due to our prepayment of $10.0 million of debt between our Senior Secured Credit Facility and Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $2.5 million in the first six months of 2013 compared to a net loss of $0.3 million in the first six months of 2012. There was a $2.6 million foreign exchange loss during the first six months of 2013 compared to a $0.6 million foreign exchange loss offset by other income of $0.3 million during the first six months of 2012. The increased foreign exchange loss is primarily attributed to dollar fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first six months of 2013 was negative 75.4% as compared to the year to date effective rate for the first six months of 2012 of 4.3%. The 2013 effective tax rate was negative due to the mix of income among subsidiaries. The 2013 rate was also impacted by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase. In the second quarter of 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate. For the six months ended June 24, 2012, we applied the discrete method to our U.S. operations. The 2012 effective tax rate was also impacted by the mix of income among subsidiaries and goodwill impairment charges that did not receive an income tax benefit.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $16.9 million and $2.7 million in the first six months of 2013 and 2012, respectively. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. We recognized a loss of $13.0 million on the sale of our U.S. and Canada based CheckView® business in the first six months of 2013, including selling costs of $1.1 million, as well as $0.4 million of costs incurred to carve-out the U.S. and Canada CheckView® business from our enterprise resource planning system. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. As such, both businesses, which were included in our Shrink Management Solutions segment, are excluded from continuing operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $19.4 million, or $0.47 per diluted share, during the first six months of 2013 compared to $105.2 million, or $2.57 per diluted share, during the first six months of 2012. The weighted-average number of shares used in the diluted earnings per share computation were 41.3 million and 40.9 million for the first six months of 2013 and 2012, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2013, our focus will continue to be on cost control, including restructuring, and working capital management as well as profitability improvement measures. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions have put pressure on our debt covenants during 2012 and 2013. We are addressing the covenant violations by managing worldwide cash levels and obtaining debt covenant waivers and amendments to facilitate timely execution of our worldwide restructuring efforts. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

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

On July 31, 2012, we received additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first six months of 2013.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with the fixed charge covenant for the periods ended December 30, 2012, March 31, 2013, and June 30, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On June 28, 2013, we repaid a total of $10.0 million in principal as well as a make-whole premium of $0.6 million related to the Senior Secured Credit Facility and Senior Secured Notes. This prepayment permanently reduces our available borrowings.

As of June 30, 2013 we have $35.2 million outstanding under the Senior Secured Credit Facility, which is due to mature on July 22, 2014. We currently intend to refinance these borrowings prior to their maturity dates and therefore have begun to review our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable, or at all. Based on our current cash flow forecast for the next twelve months, we believe that we will be able to meet all projected obligations as they become due if we are unsuccessful in our refinancing efforts.
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

As of June 30, 2013, our cash and cash equivalents were $123.1 million compared to $118.8 million as of December 30, 2012. A significant portion of this cash is held overseas and can be repatriated. Cash and cash equivalents changed in 2013 primarily due to $17.0 million of cash provided by operating activities, partially offset by $8.6 million of cash used in financing activities, a $3.2 million effect of foreign currency and $0.9 million of cash used in investing activities.

Cash provided by operating activities was $6.4 million higher during the first six months of 2013 compared to the first six months of 2012. In the first six months of 2013 compared to the first six months of 2012, our cash from operating activities was impacted positively by changes in accounts payable, accounts receivable, other current assets and unearned revenues, which were partially offset by changes in other current liabilities, inventories, and the restructuring reserve. The increase in cash provided by operating activities is a function of improved operating results and working capital management.

Cash used in investing activities was $7.0 million less during the first six months of 2013 compared to the first six months of 2012. This was primarily due to a decrease in the acquisition of property, plant, and equipment during the first six months of 2013 compared to the first six months of 2012. In addition, the 2013 increases in cash from investing activities includes from the sale of our U.S. and Canada based CheckView® business unit and sale of our 51% interest in our Shore to Shore Sri Lanka entity.

Cash used in financing activities was $2.5 million less during the first six months of 2013 compared to the first six months of 2012. The decrease was due primarily to greater reduction of debt levels in the first six months of 2012 compared to the first six months of 2013.

Our percentage of total debt to total equity as of June 30, 2013, was 26.7% compared to 30.0% as of December 30, 2012. As of June 30, 2013, our working capital was $213.9 million compared to $227.7 million as of December 30, 2012.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $9.3 million and $8.5 million during the first six months of 2013 and 2012, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $10 million on R&D to support achievement of our strategic plan during the remainder of 2013.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2013, our contribution to these plans was $2.8 million. Our total funding expectation for 2013 is $5.1 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2013 totaled $3.3 million compared to $8.4 million during the same period in 2012. During the first six months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount during the first six months of 2013. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $12 million for the remainder of 2013.

In February 2012, we entered into a $3.2 million Sri Lanka banking facility, which included a $2.7 million term loan, and a combined $0.5 million sublimit for an overdraft/import cash line. In June 2013, in connection with the sale of our 51% interest in our Shore to Shore Sri Lanka entity, the outstanding balance of the banking facility was transferred to the entity holding the non-controlling interest. The balance of the banking facility at the date of transfer was $1.5 million.

In March 2013, we entered into a new $2.3 million Sri Lanka term loan. Borrowings under this loan were used to pay down the Sri Lanka banking facility in the second quarter of 2013. In June 2013, in connection with the sale of our 51% interest in our Shore to Shore Sri Lanka entity, the outstanding balance of the term loan was transferred to the entity holding the non-controlling interest. The balance of the term loan at the date of transfer was $2.2 million.

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of June 30, 2013 the factoring arrangements had a balance of $0.8 million (€0.6 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.4 million (€0.3 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

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

On July 31, 2012, we received an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first six months of 2013. We are in compliance with the amended leverage ratio covenant and the fixed charge covenant as of June 30, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On June 28, 2013, we repaid $3.8 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

The Senior Secured Credit Facility provides for an amended revolving commitment of up to $65.1 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $115.1 million. As of June 30, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of June 30, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of June 30, 2013 was $114 million.

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

On July 31, 2012, we received an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Note Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Note Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

We are in compliance with the amended leverage ratio covenant and fixed charge covenant as of June 30, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants during the next twelve months.

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

On June 28, 2013, we repaid $6.2 million in principal as well as a make-whole premium of $0.6 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $57 thousand of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

Under the Senior Secured Notes Agreement, we issued to the Purchasers of our Series A Senior Secured Notes an amended aggregate principal amount of $20.0 million (the “Series A Notes”), our Series B Senior Secured Notes an aggregate principal amount of $20.0 million (the “Series B Notes”), and our Series C Senior Secured Notes an aggregate principal amount of $20.0 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of June 30, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Note Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of June 30, 2013 was $114 million.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $70 million to $73 million by the end of 2013, with $52 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the end of 2013, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and six months ended June 30, 2013 and June 24, 2012 was as follows:

	Quarter		Six Months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$946	$13,661	$1,285	$14,219
Asset Impairments	—	5,297	731	5,297
Other exit costs	732	1,785	1,617	2,506
SG&A Restructuring Plan
Severance and other employee-related charges	1	523	(15)	896
Other exit costs	(50)	—	27	66
Total	$1,629	$21,266	$3,645	$22,984

Restructuring accrual activity for the six months ended June 30, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 30, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$2,872	$(1,587)	$(5,097)	$(87)	$3,853
Other exit costs(1)	460	1,617	—	(1,994)	(25)	58
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	92	(107)	(706)	(12)	473
Other exit costs(2)	161	27	—	(178)	(1)	9
Total	$9,579	$4,608	$(1,694)	$(7,975)	$(125)	$4,393

(1)
During the first six months of 2013, there was a net charge to earnings of $1.6 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first six months of 2013, there was a net charge to earnings of $27 thousand primarily due to lease termination costs in connection with the restructuring plan.

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

For the six months ended June 30, 2013, the net charge to earnings of $3.6 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $52 million to $55 million, of which $51.5 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,200, of which 2,113 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 30, 2013, the net charge to earnings of $12 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment indicators in the second quarter of 2013.

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the 2011 annual impairment test. Due to the second quarter of 2012 declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value at June 24, 2012. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge was recorded in goodwill impairment in the second quarter of 2012 Consolidated Statement of Operations. There have been no impairment indicators in 2013. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment in our reporting units.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 30, 2012. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $19.4 million as of June 30, 2013, and $20.6 million as of December 30, 2012, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” (ASU 2013-07). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The ASU is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” (ASU 2013-10). The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 30, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $12.4 million. The fair values of the forward exchange contracts were reflected as a $45 thousand asset and a $30 thousand liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of June 30, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of June 30, 2013, the unrealized loss recorded in other comprehensive income was $0.1 million (net of taxes of $0.1 million), of which $0.1 million (net of taxes of $0.1 million) is expected to be reclassified to earnings over the next twelve months. During the three and six months ended June 30, 2013, a $5 thousand expense and $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized no hedge ineffectiveness during the six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Specifically, we are significantly reducing our focus on CheckView ® by divesting of our U.S. and Canada CheckView ® business and will limit our focus on opportunistic sales in Asia. In October 2012, we completed the sale of our non-strategic Banking Security Systems Integration business unit that was formerly part of our Shrink Management Solutions segment. The sale of the U.S. and Canada CheckView ® business was completed in April 2013. In June 2013, we completed the divestiture of our interest in Shore to Shore PVT Ltd. (Sri Lanka) in our Apparel Labeling Solutions segment. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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

Exhibit 10.1
Letter Agreement dated May 8, 2013 by and between Checkpoint Systems, Inc. and Jeffrey O. Richard is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 10, 2013.

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

CHECKPOINT SYSTEMS, INC.

August 6, 2013	/s/ Jeffrey O. Richard
Jeffrey O. Richard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 2.1
Amendment to Asset Purchase Agreement dated as of April 28, 2013, by and among Checkpoint Systems, Inc., Checkpoint Systems Canada, ULC, Checkview Intermediate Holding II Corporation, and Checkview ULC is incorporated herein by reference to Exhibit 2.02 of the Company's Current Report on Form 8-K dated May 2, 2013.

Exhibit 10.1
Letter Agreement dated May 8, 2013 by and between Checkpoint Systems, Inc. and Jeffrey O. Richard is incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 10, 2013.

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