Form 10-Q
period 2013-09-29
CHECKPOINT SYSTEMS INC
filed 2013-11-08
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2013, there were 41,435,681 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	September 29, 2013	December 30, 2012	*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,196	$118,829
Accounts receivable, net of allowance of $12,684 and $13,242	158,531	177,173
Inventories	94,961	82,154
Other current assets	40,847	36,147
Deferred income taxes	9,047	8,930
Assets of discontinued operations held for sale	—	29,864
Total Current Assets	399,582	453,097
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,304	1,748
PROPERTY, PLANT, AND EQUIPMENT, net	93,037	107,184
GOODWILL	184,445	182,741
OTHER INTANGIBLES, net	68,541	74,950
DEFERRED INCOME TAXES	26,190	26,843
OTHER ASSETS	9,787	13,246
TOTAL ASSETS	$782,886	$859,809
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$33,115	$4,367
Accounts payable	67,051	68,929
Accrued compensation and related taxes	22,948	28,258
Other accrued expenses	47,957	54,425
Income taxes	—	2,560
Unearned revenues	8,440	17,035
Restructuring reserve	3,618	9,579
Accrued pensions — current	4,790	4,687
Other current liabilities	19,343	25,855
Liabilities of discontinued operations held for sale	—	9,688
Total Current Liabilities	207,262	225,383
LONG-TERM DEBT, LESS CURRENT MATURITIES	56,125	108,921
ACCRUED PENSIONS	97,516	95,839
OTHER LONG-TERM LIABILITIES	33,228	36,540
DEFERRED INCOME TAXES	15,034	15,580
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,389,813 and 44,763,404 shares	4,539	4,476
Additional capital	431,960	424,715
Retained earnings	6,658	18,392
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	2,084	795
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	373,721	376,858
NON-CONTROLLING INTERESTS	—	688
TOTAL EQUITY	373,721	377,546
TOTAL LIABILITIES AND EQUITY	$782,886	$859,809

* Derived from the Company’s audited Consolidated Financial Statements at December 30, 2012.
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net revenues	$174,466	$168,813	$495,319	$490,611
Cost of revenues	104,210	100,153	301,503	298,406
Gross profit	70,256	68,660	193,816	192,205
Selling, general, and administrative expenses	50,980	56,881	163,117	187,704
Research and development	4,369	4,335	13,689	12,809
Restructuring expenses	937	4,112	4,582	27,096
Goodwill impairment	—	—	—	64,437
Litigation settlement	—	—	(6,584)	—
Acquisition costs	253	17	694	127
Other expense	—	—	—	745
Other operating income	—	—	578	—
Operating income (loss)	13,717	3,315	18,896	(100,713)
Interest income	294	396	1,098	1,291
Interest expense	2,453	4,668	7,334	8,542
Other gain (loss), net	(1,002)	325	(3,513)	29
Earnings (loss) from continuing operations before income taxes	10,556	(632)	9,147	(107,935)
Income taxes expense (benefit)	2,832	3,648	3,895	(924)
Net earnings (loss) from continuing operations	7,724	(4,280)	5,252	(107,011)
Loss from discontinued operations, net of tax expense of $0, $117, $68 and $114	(100)	(1,105)	(16,985)	(3,830)
Net earnings (loss)	7,624	(5,385)	(11,733)	(110,841)
Less: (loss) earnings attributable to non-controlling interests	—	(51)	1	(355)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$7,624	$(5,334)	$(11,734)	$(110,486)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.18	$(0.10)	$0.13	$(2.61)
Loss from discontinued operations, net of tax	—	(0.03)	(0.41)	(0.09)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.13)	$(0.28)	$(2.70)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.18	$(0.10)	$0.13	$(2.61)
Loss from discontinued operations, net of tax	—	(0.03)	(0.41)	(0.09)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.13)	$(0.28)	$(2.70)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net earnings (loss)	$7,624	$(5,385)	$(11,733)	$(110,841)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $122, $0, $343 and $0	269	68	824	210
Change in realized and unrealized gains (losses) on derivative hedges, net of tax expense of $139, $42, $139 and $37	132	(799)	(21)	(801)
Foreign currency translation adjustment	4,292	6,305	313	(771)
Total other comprehensive income (loss), net of tax	4,693	5,574	1,116	(1,362)
Comprehensive income (loss)	12,317	189	(10,617)	(112,203)
Less: comprehensive loss attributable to non-controlling interests	—	(65)	(172)	(346)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$12,317	$254	$(10,445)	$(111,857)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 25, 2011	44,241	$4,424	$418,211	$164,268	4,036	$(71,520)	$12,741	$1,216	$529,340
Net loss				(145,876)				(529)	(146,405)
Exercise of stock-based compensation and awards released	522	52	1,108						1,160
Tax benefit on stock-based compensation			(306)						(306)
Stock-based compensation expense			4,837						4,837
Deferred compensation plan			865						865
Amortization of pension plan actuarial losses, net of tax							218		218
Change in realized and unrealized losses on derivative hedges, net of tax							(1,521)		(1,521)
Recognized loss on pension, net of tax							(11,176)		(11,176)
Foreign currency translation adjustment							533	1	534
Balance, December 30, 2012	44,763	$4,476	$424,715	$18,392	4,036	$(71,520)	$795	$688	$377,546
Net (loss) earnings				(11,734)				1	(11,733)
Exercise of stock-based compensation and awards released	627	63	1,415						1,478
Tax benefit on stock-based compensation			92						92
Stock-based compensation expense			5,145						5,145
Deferred compensation plan			593						593
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							824		824
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Foreign currency translation adjustment							486	(173)	313
Balance, September 29, 2013	45,390	$4,539	$431,960	$6,658	4,036	$(71,520)	$2,084	$—	$373,721

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months (39 weeks) ended	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net loss	$(11,733)	$(110,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,315	25,184
Deferred taxes	(228)	(967)
Stock-based compensation	5,145	3,737
Provision for losses on accounts receivable	(638)	3,400
Excess tax benefit on stock compensation	(594)	(97)
Loss (gain) on disposal of fixed assets	343	(1,069)
Litigation settlement	(6,584)	—
Intangible impairment	—	1,442
Goodwill impairment	—	64,807
Gain on sale of subsidiary	(248)	—
Loss on sale of discontinued operations	13,043	—
Restructuring related asset impairment	731	6,156
Decrease (increase) in current assets, net of the effects of acquired companies:
Accounts receivable	25,020	32,875
Inventories	(12,514)	19,634
Other current assets	(3,824)	633
Decrease in current liabilities, net of the effects of acquired companies:
Accounts payable	(2,604)	(4,562)
Income taxes	(1,950)	(3,319)
Unearned revenues	(8,139)	(10,143)
Restructuring reserve	(5,923)	(1,983)
Other current and accrued liabilities	(14,825)	(3,696)
Net cash (used in) provided by operating activities	(4,207)	21,191
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,955)	(10,415)
Change in restricted cash	—	291
Proceeds from sale of real estate	—	4,560
Cash proceeds from the sale of discontinued operations	1,502	—
Cash proceeds from the sale of subsidiary	227	—
Other investing activities	1,151	1,148
Net cash used in investing activities	(3,075)	(4,416)
Cash flows from financing activities:
Proceeds from stock issuances	2,980	922
Excess tax benefit on stock compensation	594	97
Proceeds from short-term debt	2,759	3,451
Payment of short-term debt	(2,561)	(11,481)
Net change in factoring and bank overdrafts	(441)	(9,121)
Proceeds from long-term debt	—	3,000
Payment of long-term debt	(17,138)	(20,439)
Debt issuance costs	—	(2,113)
Net cash used in financing activities	(13,807)	(35,684)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(1,544)	552
Net decrease in cash and cash equivalents	(22,633)	(18,357)
Cash and cash equivalents:
Beginning of period	118,829	93,481
End of period	$96,196	$75,124
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. Refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 for the most recent disclosure of our accounting policies.

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 29, 2013 and December 30, 2012 and our results of operations for the thirteen and thirty-nine weeks ended September 29, 2013 and September 23, 2012 and changes in cash flows for the thirty-nine weeks ended September 29, 2013 and September 23, 2012. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

Out of Period Adjustments

During the nine months ended September 29, 2013, we recorded prior period accounting adjustments which had the impact of decreasing selling, general and administrative expenses by $1.0 million, increasing gross profit by $0.1 million and decreasing net loss by $0.8 million. We do not believe that these adjustments are material to our Consolidated Financial Statements for any prior or current period, nor do we believe that these adjustments will be material to our fiscal 2013 results.

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

During 2009, we announced that we are in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. The total amount of gross internal-use software costs capitalized since the beginning of the ERP implementation as of September 29, 2013 and December 30, 2012 were $22.8 million and $22.8 million, respectively. As of September 29, 2013, $18.1 million of supporting software packages that were placed in service is recorded in machinery and equipment. The remaining costs of $4.7 million and $4.7 million as of September 29, 2013 and December 30, 2012, respectively, are capitalized as construction-in-progress until such time as the European ERP system, which is currently suspended, has been placed in service. Planning initiatives are underway to begin the implementation of our Asia Pacific Apparel Labeling Solutions (ALS) ERP system.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $12.3 million and $15.2 million as of September 29, 2013 and December 30, 2012, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash.

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

We have classified non-controlling interests as equity on our Consolidated Balance Sheets as of December 30, 2012 and presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and nine months ended September 29, 2013 and September 23, 2012.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Nine months ended	September 29, 2013
Balance at beginning of year	$3,995
Accruals for warranties issued, net	3,353
Settlements made	(2,980)
Foreign currency translation adjustment	(4)
Balance at end of period	$4,364

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 29, 2013 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 30, 2012	$(17,765)	$21	$18,539	$795
Other comprehensive (loss) income before reclassifications	(339)	—	705	366
Amounts reclassified from other comprehensive income (loss)	824	(21)	120	923
Net other comprehensive income (loss)	485	(21)	825	1,289
Balance, September 29, 2013	$(17,280)	$—	$19,364	$2,084

The significant items reclassified from each component of other comprehensive income (loss) for the nine months ended September 29, 2013 were as follows:

(amounts in thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(1,165)
Prior service cost (1)	(2)
	(1,167)	Total before tax
	343	Tax benefit
	$(824)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency revenue forecast contracts	$160	Cost of revenues
	160	Total before tax
	(139)	Tax expense
	$21	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$(120)	Other operating income
	(120)	Total before tax
	—	Tax expense
	$(120)	Net of tax

Total reclassifications for the period	$(923)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate in our financial statements.

Recently Adopted Accounting Standards
In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment (CTA) for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. We will apply the guidance prospectively to derecognition events occurring after the effective date. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

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
In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” (ASU 2013-10). The update permits the use of the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (ASU 2013-11). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance.
Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	September 29, 2013	December 30, 2012
Raw materials	$19,152	$16,702
Work-in-process	3,586	6,554
Finished goods	72,223	58,898
Total	$94,961	$82,154

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $68.5 million and $75.0 million as of September 29, 2013 and December 30, 2012, respectively.

The following table reflects the components of intangible assets as of September 29, 2013 and December 30, 2012:

		September 29, 2013		December 30, 2012
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$82,562	$54,969	$81,895	$50,215
Trade name	1 to 30	30,928	19,985	30,414	19,143
Patents, license agreements	3 to 14	61,319	53,228	60,682	50,826
Other	2 to 6	7,133	6,733	7,178	6,546
Total amortized finite-lived intangible assets		181,942	134,915	180,169	126,730

Indefinite-lived intangible assets:
Trade name		21,514	—	21,511	—
Total identifiable intangible assets		$203,456	$134,915	$201,680	$126,730

Amortization expense for the three and nine months ended September 29, 2013 was $2.2 million and $6.7 million, respectively.
Amortization expense for the three and nine months ended September 23, 2012 was $2.5 million and $7.6 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2013	(1)	$8,800
2014		$8,311
2015		$8,150
2016		$7,888
2017		$6,868

(1)	The estimated amortization expense for the remainder of 2013 is anticipated to be $2.1 million.

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	—	1,624
Discontinued operations	(3,263)	—	—	(3,263)
Impairment losses	—	(64,437)	(38,278)	(102,715)
Translation adjustments	483	229	280	992
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Segment reallocation	(2,116)	2,116	—	—
Translation adjustments	1,202	—	502	1,704
Balance as of September 29, 2013	$158,117	$2,116	$24,212	$184,445

The following table reflects the components of goodwill as of September 29, 2013 and December 30, 2012:

	September 29, 2013			December 30, 2012
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$206,207	$48,090	$158,117	$208,835	$49,804	$159,031
Apparel Labeling Solutions	86,565	84,449	2,116	84,059	84,059	—
Retail Merchandising Solutions	136,665	112,453	24,212	133,707	109,997	23,710
Total goodwill	$429,437	$244,992	$184,445	$426,601	$243,860	$182,741

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

Acquisition costs incurred in connection with the transaction including legal and other arbitration-related costs, are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.3 million and $0.7 million for the three and nine months ended September 29, 2013 and $17 thousand and $0.1 million for the three and nine months ended September 23, 2012.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment indicators in the third quarter of 2013.

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

Note 4. DEBT

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt as of September 29, 2013 and as of December 30, 2012 consisted of the following:

(amounts in thousands)	September 29, 2013	December 30, 2012
Overdraft	$—	$568
Term loans	—	2,272
Other short-term borrowings	—	889
Current portion of long-term debt	33,115	638
Total short-term borrowings and current portion of long-term debt	$33,115	$4,367

Our Senior Secured Credit facility matures on July 22, 2014. Therefore, we have classified the entire balance of $32.7 million to current portion of long-term debt on our Consolidated Balance Sheet as of September 29, 2013.

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

Long-Term Debt

Long-term debt as of September 29, 2013 and December 30, 2012 consisted of the following:

(amounts in thousands)	September 29, 2013	December 30, 2012
Senior secured credit facility:
$62 million variable interest rate revolving credit facility maturing in 2014	$32,720	$42,021
Senior Secured Notes:
$19 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	18,541	22,038
$19 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	18,541	22,038
$19 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	18,541	22,038
Full-recourse factoring liabilities	680	942
Other capital leases with maturities through 2016	217	482
Total	89,240	109,559
Less current portion	33,115	638
Total long-term portion	$56,125	$108,921

Senior Secured Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (the “Senior Secured Credit Facility”) with a syndicate of lenders. The Senior Secured Credit Facility provides us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

On February 17, 2012, we entered into an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first nine months of 2013. Beginning June 30, 2013, we were in compliance of the original fixed charge covenant. Beginning September 29, 2013, we were in compliance with the original leverage ratio covenant.

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

On June 28, 2013, we repaid $3.8 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

On September 27, 2013, we repaid $2.7 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $65.1 million to $62.4 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $38 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

The Senior Secured Credit Facility provides for an amended revolving commitment of up to $62.4 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $112.4 million. As of September 29, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of September 29, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 29, 2013 was $125 million.

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

Senior Secured Notes

On February 17, 2012, we entered into an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Note Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Note Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. Beginning June 30, 2013, we were in compliance of the original fixed charge covenant. Beginning September 29, 2013, we were in compliance with the original leverage ratio covenant.

During the Waiver Period, and until such time as the financial covenants return to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes will increase to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

On June 28, 2013, we repaid $6.2 million in principal as well as a make-whole premium of $0.6 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $57 thousand of unamortized debt issuance costs. The unamortized debt issuance costs and make-whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

On September 27, 2013, we repaid $4.3 million in principal as well as a make-whole premium of $0.4 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $36 thousand of unamortized debt issuance costs. The unamortized debt issuance costs and make-whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

Under the Senior Secured Notes Agreement, we issued to the Purchasers of our Series A Senior Secured Notes an amended aggregate principal amount of $18.5 million (the “Series A Notes”), our Series B Senior Secured Notes an aggregate principal amount of $18.5 million (the “Series B Notes”), and our Series C Senior Secured Notes an aggregate principal amount of $18.5 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled repayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes (the “Shelf Notes”); together with the 2010 Notes, (the “Notes”), up to an aggregate amount of $50.0 million. As of September 29, 2013, the issuance period of the Shelf Notes has expired, and no request for the $50.0 million expansion option was made.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Note Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 29, 2013 was $125 million.

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

Full-recourse Factoring Arrangements

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of September 29, 2013 the factoring arrangements had a balance of $0.7 million (€0.5 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.3 million (€0.2 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 29, 2013 was $1.3 million and $5.1 million ($1.2 million and $5.0 million, net of tax), respectively. For the three and nine months ended September 23, 2012, the total compensation expense was $0.9 million and $3.6 million ($0.8 million and $3.5 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.4 million and $0.8 million for the nine months ended September 29, 2013 and September 23, 2012, respectively.

On July 24, 2012, Restricted Stock Units (RSUs) were awarded to certain of our key employees as part of the LTIP Second Half 2012 plan. The number of shares for these units varied based on individual performance versus second half 2012 goals. These goals were developed for employees who can influence key metrics set forth in the new business strategy during the July 2012 to December 2012 performance period. The weighted average price for these RSUs was $7.59 per share. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeiture rates. For fiscal year 2012, $0.6 million was charged to compensation expense for the LTIP Second Half 2012 Plan. Final assessment of these goals was completed in the second quarter of 2013, resulting in a reversal of $0.1 million of compensation expense. As of May 1, 2013, 74,321 units vested at a grant price of $7.59 per share. These RSUs reduce the shares available to grant under the 2004 Omnibus Incentive Compensation Plan (2004 Plan).

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. For the first nine months of 2013, $29 thousand was charged to compensation expense. As of September 29, 2013, total unamortized compensation expense for these grants was $0.2 million. As of September 29, 2013, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.

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

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of September 29, 2013, the fair value of the award is $0.79 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the first nine months of 2013, $0.1 million was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of September 29, 2013, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 46.63%, (ii) risk-free rate of 0.42%, and (iii) an expected dividend yield of zero.

As of September 29, 2013, we assessed our performance in connection with the LTIP 2011 plan and concluded that the remaining threshold for the performance conditions would not be achieved. As a result, during the third quarter of 2013, we reversed $0.3 million of previously recognized compensation cost.

As of September 29, 2013, we assessed the performance of our LTIP 2012 plan. Due to current and projected shortfalls in our EBIDTA growth compared to the LTIP 2012 plan requirements, we concluded that it was probable that these performance conditions would not be met. We therefore reversed $0.2 million of previously recognized compensation cost during the third quarter of 2013.

Stock Options

Option activity under the principal option plans as of September 29, 2013 and changes during the nine months ended September 29, 2013 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2012	2,744,057	$17.24	5.01	$1,321
Granted	132,367	12.32
Exercised	(196,924)	11.04
Forfeited or expired	(140,450)	13.40
Outstanding at September 29, 2013	2,539,050	$17.68	4.58	$5,658
Vested and expected to vest at September 29, 2013	2,435,385	$18.02	4.40	$4,932
Exercisable at September 29, 2013	2,069,447	$19.28	3.62	$2,788

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2013. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the nine months ended September 29, 2013 and September 23, 2012 was $0.7 million and $0.1 million, respectively.

As of September 29, 2013, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

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

Nine months ended	September 29, 2013	September 23, 2012
Weighted-average fair value of grants	5.46	4.38
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	50.79%	52.08%
Expected life (in years)	5.08	5.06
Risk-free interest rate	0.835%	0.750%

Restricted Stock Units

Nonvested restricted stock units as of September 29, 2013 and changes during the nine months ended September 29, 2013 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	563,106	0.79	$21.14
Granted	568,533		$12.19
Vested	(248,277)		$14.47
Forfeited	(29,066)		$14.02
Nonvested at September 29, 2013	854,296	0.88	$17.36
Vested and expected to vest at September 29, 2013	766,057	0.84
Vested at September 29, 2013	52,500	—

The total fair value of restricted stock awards vested during the first nine months of 2013 was $4.2 million as compared to $2.1 million in the first nine months of 2012. As of September 29, 2013, there was $3.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.7 million as of September 29, 2013, of which $0.3 million and $0.9 million was expensed for the three and nine months ended September 29, 2013. The total amount accrued related to the plan equaled $0.7 million as of September 23, 2012, of which $0.3 million and $0.8 million was expensed for the three and nine months ended September 23, 2012. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 29, 2013 and September 23, 2012 were as follows:

(amounts in thousands)
Nine months ended	September 29, 2013	September 23, 2012
Interest	$7,228	$8,194
Income tax payments	$8,495	$8,229

As of September 29, 2013 and September 23, 2012, we accrued $0.5 million and $0.6 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at September 29, 2013 and September 23, 2012 since they represent non-cash investing activities. Accrued capital expenditures at September 29, 2013 and September 23, 2012 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Basic earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$7,724	$(4,229)	$5,251	$(106,656)
Basic loss from discontinued operations, net of tax expense of $0, $117, $68 and $114	(100)	(1,105)	(16,985)	(3,830)
Diluted earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	7,724	(4,229)	5,251	(106,656)
Diluted loss from discontinued operations, net of tax expense of $0, $117, $68 and $114	$(100)	$(1,105)	$(16,985)	$(3,830)

Shares:
Weighted-average number of common shares outstanding	41,230	40,521	41,026	40,415
Shares issuable under deferred compensation agreements	360	546	393	531
Basic weighted-average number of common shares outstanding	41,590	41,067	41,419	40,946
Common shares assumed upon exercise of stock options and awards	519	—	318	—
Shares issuable under deferred compensation arrangements	22	—	33	—
Dilutive weighted-average number of common shares outstanding	42,131	41,067	41,770	40,946

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.18	$(0.10)	$0.13	$(2.61)
Loss from discontinued operations, net of tax	—	(0.03)	(0.41)	(0.09)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.13)	$(0.28)	$(2.70)

Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.18	$(0.10)	$0.13	$(2.61)
Loss from discontinued operations, net of tax	—	(0.03)	(0.41)	(0.09)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.13)	$(0.28)	$(2.70)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine months ended September 29, 2013 and September 23, 2012 were as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	1,729	3,296	2,052	3,068

(1)
Stock options and awards of 15 shares and 64 shares, respectively, were anti-dilutive in the first three and nine months ended September 23, 2012, and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the periods.

Note 8. INCOME TAXES

The effective tax rate for the nine months ended September 29, 2013 was 42.6% as compared to 0.9% for the nine months ended September 23, 2012. The change in the effective tax rate for the thirty-nine weeks ended September 29, 2013 was due to the mix of income between subsidiaries and the goodwill impairment charges in 2012 that did not receive an income tax benefit.

Historically, we determined our interim tax provision using an estimated annual effective tax rate methodology. For the nine months ended September 23, 2012, we accounted for the U.S. operations by applying the discrete method based on the determination that if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate. In the third quarter of 2013 and for the nine months ended September 29, 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of September 29, 2013 and December 30, 2012, we had net deferred tax assets of $17.8 million and $17.9 million respectively.

Included in other current assets as of September 29, 2013, is a current income tax receivable of $4.6 million. This amount represents a net receivable of $0.5 million as of December 30, 2012, year to date estimated tax payments made in excess of refunds received in the amount of $8.0 million, and tax expense recorded on our year to date pretax income of $3.9 million. Included in other current liabilities is our current deferred tax liability of $2.5 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14.7 million and $16.3 million at September 29, 2013 and December 30, 2012, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the nine months ended September 29, 2013 we recognized an interest and penalties benefit of $0.2 million compared to interest and penalties expense of $0.7 million during the nine months ended September 23, 2012. As of September 29, 2013 and December 30, 2012, we had accrued interest and penalties related to unrecognized tax benefits of $4.0 million and $4.3 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of
$2.6 million to $4.2 million.

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

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 29, 2013 and September 23, 2012 were as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Service cost	$269	$207	$804	$637
Interest cost	883	940	2,631	2,898
Expected return on plan assets	26	10	77	31
Amortization of actuarial loss	390	54	1,165	166
Amortization of transition obligation	—	13	—	42
Amortization of prior service costs	1	1	2	2
Net periodic pension cost	$1,569	$1,225	$4,679	$3,776

We expect the cash requirements for funding the pension benefits to be approximately $5.3 million during fiscal 2013, including $4.2 million which was funded during the nine months ended September 29, 2013.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 and December 30, 2012 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement September 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Foreign currency forward exchange contracts	$361	$—	$361	$—
Total liabilities	$361	$—	$361	$—

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$179	$—	$179	$—
Foreign currency revenue forecast contracts	14	—	14	—
Total assets	$193	$—	$193	$—

Foreign currency forward exchange contracts	$208	$—	$208	$—
Total liabilities	$208	$—	$208	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the nine months ended September 29, 2013:

(amounts in thousands)	September 29, 2013
Beginning balance, net of tax	$21
Changes in fair value gain, net of tax	—
Reclassification to earnings, net of tax	(21)
Ending balance, net of tax	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 29, 2013 and December 30, 2012 are summarized in the following table:

	September 29, 2013		December 30, 2012
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$32,720	$32,720	$42,021	$42,021
Senior secured notes	$55,623	$55,931	$66,114	$66,549

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Accrued restructuring costs for lease termination liabilities of $0.2 million were valued using a discounted cash flow model during the nine months ended September 29, 2013. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. We recorded $0.1 million in additional expense related to fair value adjustments to existing lease termination liabilities of $0.4 million during the nine months ended September 29, 2013. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the nine months ended September 29, 2013 of $0.7 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $1.1 million were written down to their fair values of $0.4 million. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 29, 2013 and December 30, 2012:

	September 29, 2013				December 30, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$—	Other current liabilities	$—	Other current assets	$14	Other current liabilities	$—
Total derivatives designated as hedging instruments		—		—		14		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	—	Other current liabilities	361	Other current assets	179	Other current liabilities	208
Total derivatives not designated as hedging instruments		—		361		179		208
Total derivatives		$—		$361		$193		$208

The following tables present the amounts affecting the Consolidated Statement of Operations for the three months ended September 29, 2013 and September 23, 2012:

	September 29, 2013				September 23, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$(9)	$—	$(298)	Cost of sales	$543	$11

The following tables represent the amounts affecting the Consolidated Statement of Operations for the nine months ended September 29, 2013 and September 23, 2012:

	September 29, 2013				September 23, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$(161)	$11	$524	Cost of sales	$1,322	$89

	Quarter				Nine Months
	(13 weeks) Ended				(39 weeks) Ended
	September 29, 2013		September 23, 2012		September 29, 2013		September 23, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(491)	Other gain (loss), net	$(81)	Other gain (loss), net	$(224)	Other gain (loss), net	$193	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 29, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $19.0 million. The fair values of the forward exchange contracts were reflected as a $0.4 million liability included in other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of September 29, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 29, 2013, there were no unrealized gains or losses recorded in other comprehensive income. During the three and nine months ended September 29, 2013, a $9 thousand benefit and $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized no hedge ineffectiveness during the nine months ended September 29, 2013.

Note 11. PROVISION FOR RESTRUCTURING

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by implementing manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the first quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $71 million to $73 million by the end of 2013, with $53 million to $55 million in total anticipated costs for the Global Restructuring Plan and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete.

Restructuring expense for the three and nine months ended September 29, 2013 and September 23, 2012 was as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$658	$2,442	$1,943	$16,661
Asset impairments	—	859	731	6,156
Other exit costs	323	1,174	1,940	3,680
SG&A Restructuring Plan
Severance and other employee-related charges	(67)	(288)	(82)	608
Other exit costs	23	—	50	66
Manufacturing Restructuring Plan
Other exit costs	—	(75)	—	(75)
Total	$937	$4,112	$4,582	$27,096

Restructuring accrual activity for the nine months ended September 29, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 29, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$3,819	$(1,876)	$(6,534)	$(6)	$3,155
Other exit costs(1)	460	1,940	—	(2,278)	(23)	99
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	93	(175)	(763)	3	364
Other exit costs(2)	161	50	—	(210)	(1)	—
Total	$9,579	$5,902	$(2,051)	$(9,785)	$(27)	$3,618

(1)
During the first nine months of 2013, there was a net charge to earnings of $1.9 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first nine months of 2013, there was a net charge to earnings of $50 thousand primarily due to lease termination costs in connection with the restructuring plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the first quarter of 2014.

For the nine months ended September 29, 2013, the net charge to earnings of $4.6 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $53 million to $55 million, of which $52.5 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,200, of which 2,126 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 29, 2013, the net charge reversed to earnings of $32 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of September 29, 2013, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The three and nine months ended September 23, 2012 have been conformed to reflect the segment change.

ALS now includes the results of our radio frequency identification (RFID) labels business (previously reported in SMS), coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. This change aligns us with our refined ALS strategy to be a leading supplier of apparel labeling solutions, with expertise in intelligent apparel labels for item-level tracking and loss prevention. Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and non-U.S. and Canada-based CheckView®. There were no changes to the RMS Segment.

	Quarter				Nine Months
	(13 weeks) Ended				(39 weeks) Ended
(amounts in thousands)	September 29, 2013		September 23, 2012		September 29, 2013		September 23, 2012
Business segment net revenue:
Merchandise Availability Solutions	$117,203		$113,691		$323,448		$314,179
Apparel Labeling Solutions	45,442		42,577		134,716		135,516
Retail Merchandising Solutions	11,821		12,545		37,155		40,916
Total revenues	$174,466		$168,813		$495,319		$490,611
Business segment gross profit:
Merchandise Availability Solutions	$51,704		$52,423		$139,841		$142,177
Apparel Labeling Solutions	14,741		10,350		40,288		31,949
Retail Merchandising Solutions	3,811		5,887		13,687		18,079
Total gross profit	70,256		68,660		193,816		192,205
Operating expenses	56,539	(1)	65,345	(2)	174,920	(3)	292,918	(4)
Interest (expense) income, net	(2,159)		(4,272)		(6,236)		(7,251)
Other gain (loss), net	(1,002)		325		(3,513)		29
Earnings (loss) from continuing operations before income taxes	$10,556		$(632)		$9,147		$(107,935)

(1)	Includes a $0.9 million restructuring charge and a $0.3 million acquisition charge.

(2)	Includes a $4.1 million restructuring charge and a $17 thousand acquisition charge.

(3)
Includes a $4.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.7 million acquisition charge, a benefit of $6.6 million due to a litigation settlement reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

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

The results for the three and nine months ended September 23, 2012 were reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter	Nine Months
	(13 weeks) Ended	(39 weeks) Ended
(amounts in thousands)	September 23, 2012	September 23, 2012
Net revenue	$2,808	$10,504
Gross profit	355	1,431
Selling, general, and administrative expenses	752	2,416
Intangible impairment	770	1,442
Goodwill impairment	—	370
Operating loss	(1,167)	(2,797)
Loss from discontinued operations before income taxes	(1,167)	(2,797)
Loss from discontinued operations, net of tax (1)	$(1,167)	$(2,797)

(1)     As this business was located in the U.S. and a full valuation allowance was recorded in the U.S., there was no tax impact on the discontinued operations for the three and nine months ended September 23, 2012.

In December of 2012, our U.S. and Canada based CheckView® business included in our Merchandise Availability Solutions segment met the criteria for classification as discontinued operations. The classification of this business as discontinued operations was determined to be a triggering event for testing goodwill impairment. As a result of this impairment test, we determined that there was a $3.3 million impairment charge of goodwill in our Merchandise Availability Solutions segment and a $0.3 million impairment of property, plant and equipment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.
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
On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the final closing balance sheet, pending the buyer's review of the final closing balance sheet. We have incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $4.5 million as of September 29, 2013. We have a lease guarantee liability of $0.1 million recorded in other current liabilities and other long term liabilities on the Consolidated Balance Sheets as of September 29, 2013. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services income, net of transition services expense, was $0.1 million and $0.1 million for the three and nine months ended September 29, 2013. These amounts are included within other gain (loss), net on the Consolidated Statement of Operations for the three and nine months ended September 29, 2013. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and is recorded through discontinued operations on the Consolidated Statement of Operations for the three and nine months ended September 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.0 million is recorded through discontinued operations on the Consolidated Statement of Operations for the nine months ended September 29, 2013.

The results for the three and nine months ended September 29, 2013 and September 23, 2012 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Net revenue	$2	$19,350	$16,086	$58,245
Gross profit	(81)	3,354	201	9,025
Selling, general, and administrative expenses	—	3,069	3,970	9,621
Research and development	—	106	105	323
Operating (loss) income	(81)	179	(3,874)	(919)
Loss on disposal	(19)	—	(13,043)	—
Loss from discontinued operations before income taxes	(100)	179	(16,917)	(919)
Loss from discontinued operations, net of tax	$(100)	$62	$(16,985)	$(1,033)
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

Overview

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Merchandise Availability Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems and software. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, apparel branding tags, and RFID labels. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Our results are heavily dependent upon sales to the retail market. Our customers are dependent upon retail sales, which are susceptible to economic cycles and seasonal fluctuations. Furthermore, as approximately two-thirds of our revenues and operations are located outside the U.S., fluctuations in foreign currency exchange rates have a significant impact on reported results.

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Prior periods have been conformed to reflect the segment change.
ALS now includes the results of our radio frequency identification (RFID) labels business (previously reported in SMS), coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. This change aligns us with our refined ALS strategy to be a leading supplier of apparel labeling solutions, with expertise in intelligent apparel labels for item-level tracking and loss prevention. Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and non-U.S. and Canada-based CheckView®. There were no changes to the RMS Segment. The revenues and gross profit for each of the segments are included in Note 13 of the Consolidated Financial Statements.
In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, RFID products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We have divested and will continue to consider divesting certain businesses and product lines that are not advantageous to our refined strategy.

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

Our Apparel Labeling business, which was assembled over the past few years through numerous acquisitions to support our penetration into the apparel industry and to support the growth of our RFID strategy, needed a more narrow focus. We are achieving this by right-sizing the Apparel Labeling footprint in order to profitably provide on-time, high quality products to our apparel customers so that retailers can effectively merchandise their products. Simultaneously, we are reducing our Apparel Labeling product offering to only those that are also necessary to support our RFID strategy.

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

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan expected to be substantially complete by the first quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $71 million to $73 million by the end of 2013, with $53 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the first quarter of 2014, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we continue to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control. We will continue to develop additional cost savings and margin enhancement initiatives over and above those in our current global restructuring initiatives.

In the third quarter of 2012, following an extensive strategic review, we developed a comprehensive plan to address operational performance in ALS. The business was fundamentally restructured, including consolidating certain manufacturing operations in order to provide quality merchandising products profitably and on time. We are also reducing our product capabilities to deliver those products that support our refined on-shelf availability strategy and we are rationalizing our customer base.

On February 17, 2012, we entered into amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012 and September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waived the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreased it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013. We are in compliance with the original leverage ratio for the period ended September 29, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with the amended fixed charge covenant for the periods ended December 30, 2012 and March 31, 2013. We were in compliance with the original fixed charge covenant for the periods ended June 30, 2013, and September 29, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

Future financial results will be dependent upon our ability to successfully implement our redefined strategic focus, expand the functionality of our existing product lines, develop or acquire new products for sale through our global distribution channels, convert new large chain retailers to our solutions for shrink management, merchandise visibility and apparel labeling, manage foreign currency exposures and reduce the cost of our products and infrastructure to respond to competitive pricing pressures.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 29, 2013 Compared to Thirteen Weeks Ended September 23, 2012

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	September 29, 2013 (Fiscal 2013)	September 23, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012
Net revenues
Merchandise Availability Solutions	67.2%	67.4%	3.1%
Apparel Labeling Solutions	26.0	25.2	6.7
Retail Merchandising Solutions	6.8	7.4	(5.8)
Net revenues	100.0	100.0	3.3
Cost of revenues	59.7	59.3	4.1
Total gross profit	40.3	40.7	2.3
Selling, general, and administrative expenses	29.2	33.7	(10.4)
Research and development	2.5	2.6	0.8
Restructuring expenses	0.5	2.4	(77.2)
Acquisition costs	0.2	—	N/A
Operating income	7.9	2.0	313.8
Interest income	0.2	0.2	(25.8)
Interest expense	1.4	2.8	(47.5)
Other gain (loss), net	(0.6)	0.2	(408.3)
Earnings (loss) from continuing operations before income taxes	6.1	(0.4)	N/A
Income taxes expense	1.6	2.1	(22.4)
Net earnings (loss) from continuing operations	4.5	(2.5)	(280.5)
Loss from discontinued operations, net of tax	(0.1)	(0.7)	(91.0)
Net earnings (loss)	4.4	(3.2)	(241.6)
Less: loss attributable to non-controlling interests	—	—	(100.0)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	4.4%	(3.2)%	(242.9)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the third quarter of 2013 compared to the third quarter of 2012 increased $5.7 million, or 3.3%, from $168.8 million to $174.5 million. Foreign currency translation had a positive impact on revenues of approximately $0.4 million, or 0.2%, in the third quarter of 2013 as compared to the third quarter of 2012.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	September 29, 2013 (Fiscal 2013)	September 23, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012	Fiscal 2013 vs. Fiscal 2012
Net revenues:
Merchandise Availability Solutions	$117.2	$113.7	$3.5	3.1%
Apparel Labeling Solutions	45.5	42.6	2.9	6.7
Retail Merchandising Solutions	11.8	12.5	(0.7)	(5.8)
Net revenues	$174.5	$168.8	$5.7	3.3%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues increased $3.5 million, or 3.1%, during the third quarter of 2013 compared to the third quarter of 2012. Foreign currency translation had a negative impact of approximately $0.3 million. The remaining increase of $3.8 million in MAS was due primarily to increases in Merchandise Visibility (RFID), and Alpha®. These increases were partially offset by decreases in EAS systems and our business that supports shrink management in libraries (Library).

RFID revenues increased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to a substantial roll-out with RFID enabled technology in the U.S. and a smaller-scale roll-out in Europe. The increase was partially offset by overall declines in Europe, primarily due to a substantial roll-out with RFID enabled technology in the third quarter of 2012, with less significant roll-outs in the third quarter of 2013. Our RFID business continues to gain traction with installations at several major retailers, with a significant roll-out with a major U.S. retailer nearly complete, and we are currently in the initial stages with a major European retailer. We expect RFID revenues to continue on their forecasted path for strong growth throughout the remainder of 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores. Some of the anticipated RFID growth for the remainder of 2013 will be delayed to early 2014.

Alpha® revenues increased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to increased sales in the U.S. in the third quarter of 2013 resulting from strong demand from key customers after a shortfall in the second quarter of 2013. The increase was partially offset by weakened demand for high theft prevention products in International Americas. We expect global Alpha revenues throughout the remainder of 2013 to be positively impacted by our increased focus on execution as well as increased attention on marketing of existing and new products.

EAS systems revenues decreased in the third quarter of 2013 as compared to the third quarter of 2012 primarily driven by large roll-outs in 2012 in Europe, without comparable roll-outs in 2013. The U.S. and Asia also experienced declines in EAS systems revenues.

Library revenues decreased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues increased $2.9 million, or 6.7%, in the third quarter of 2013 as compared to the third quarter of 2012. After considering the foreign currency translation positive impact of $0.2 million, the $2.7 million increase in revenues is driven by increased demand for RFID labels as a result of a substantial roll-out with RFID enabled technology in the U.S. The increase was partially offset by declines in sales volumes of other non-RFID labels in the U.S. and Europe. The weakness in these markets is broad based, but the decline in ALS non-RFID label revenues can also be attributed to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by an increase of ALS revenues in Asia as the result of increased sales with our strategic key accounts, and a shift to vendor billing for certain retailers with vendors located in Asia that were previously billed from Europe but are now ordering directly from us. The impact of revenue reductions that resulted from our ALS business rationalization more than offset the growth in key account revenue in Asia. We are experiencing strong demand from certain customers, with a continued cautious approach from others.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $0.7 million, or 5.8% in the third quarter of 2013 as compared to the third quarter of 2012. After considering the foreign currency translation positive impact of $0.4 million, the $1.1 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by soft economic conditions in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the third quarter of 2013, gross profit increased $1.6 million, or 2.3%, from $68.7 million to $70.3 million in the third quarter of 2013. The negative impact of foreign currency translation on gross profit was approximately $0.3 million. Gross profit, as a percentage of net revenues, decreased from 40.7% to 40.3%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues decreased from 46.1% in the third quarter of 2012 to 44.1% in the third quarter of 2013. The decrease in the gross profit percentage of Merchandise Availability Solutions was due primarily to lower margins in EAS systems, EAS consumables, and RFID. The increase was partially offset by higher margins in Alpha®. EAS systems and EAS consumables margins decreased due to product and customer mix. RFID margins were lower as we continue to pilot programs and make additional investments with new and existing customers as well as increased field service costs resulting from a significant roll-out in the U.S. Alpha® margins increased due to higher volumes and favorable manufacturing variances.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 32.4% in the third quarter of 2013, from 24.3% in the third quarter of 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, improved efficiencies and inventory management.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 32.2% in the third quarter of 2013 from 46.9% in the third quarter of 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by increased inventory costs and unfavorable manufacturing variances related to lower volumes in HLS in 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $5.9 million, or 10.4%, during the third quarter of 2013 compared to the third quarter of 2012. Foreign currency translation increased SG&A expenses by approximately $0.4 million. The SG&A and enhanced Global Restructuring programs reduced expenses by approximately $6.9 million. Offsetting these cost reductions were increases in long-term incentive compensation, increased marketing efforts, and external legal and tax services. These increases were partially offset by decreases in SG&A expenses due to reductions in performance incentive compensation as well as less amortization expense in 2013 due to fully amortized intangible assets.

Research and Development Expenses

Research and development (R&D) expenses were $4.4 million, or 2.5% of revenues, in the third quarter of 2013 and $4.3 million, or 2.6% of revenues in the third quarter of 2012.

Restructuring Expenses

Restructuring expenses were $0.9 million, or 0.5% of revenues in the third quarter of 2013 compared to $4.1 million or 2.4% of revenues in the third quarter of 2012.

Acquisition Costs

Acquisition costs for the third quarter of 2013 were $0.3 million compared to $17 thousand for the third quarter in 2012. The increase in acquisition costs was primarily due to legal and other arbitration-related costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Interest Income and Interest Expense

Interest income decreased $0.1 million for the third quarter of 2013 compared to the third quarter of 2012. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the third quarter of 2013 decreased $2.2 million from the comparable quarter in 2012. The decrease in interest expense was primarily due to lower debt levels as well as a make-whole premium of $1.1 million on the Senior Secured Notes in the third quarter of 2012 compared to a make-whole premium of $0.4 million on the Senior Secured Notes in the third quarter of 2013.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.0 million in the third quarter of 2013 compared to a net gain of $0.3 million in the third quarter of 2012. The increase in net loss was primarily due to a $1.1 million foreign exchange loss during the third quarter of 2013 compared to a $0.3 million foreign exchange gain in the third quarter of 2012. The foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the third quarter of 2013 was 26.8% as compared to negative 577.2% for the third quarter of 2012. The third quarter of 2013 effective tax rate was impacted by the mix of income among subsidiaries. The 2013 rate was also impacted by income in countries with valuation allowances that do not result in a tax expense, causing the overall tax expense as a percentage of income to decrease. In the third quarter of 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. For the third quarter of 2012, we applied the discrete method to our U.S. operations. We determined in the second quarter of 2013 that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate.

The effective tax rate for the third quarter of 2012 was negative as we had losses in countries with valuation allowances that did not result in a tax benefit. The third quarter of 2012 effective tax rate also included the impact of the mix of income among subsidiaries and goodwill impairment charges that did not receive an income tax benefit.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.1 million in the third quarter of 2013 as compared to $1.1 million in the third quarter of 2012. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. As such, both businesses, which were included in our Merchandise Availability Solutions segment, are excluded from continuing operations. The loss from discontinued operations in the third quarter of 2012 includes a non-cash impairment charge of $0.8 million, net of tax.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. was $7.6 million, or $0.18 per diluted share, during the third quarter of 2013 compared to a net loss of $5.3 million, or $0.13 per diluted share, during the third quarter of 2012. The weighted-average number of shares used in the diluted earnings per share computation were 42.1 million and 41.1 million for the third quarters of 2013 and 2012, respectively.

Thirty-Nine Weeks Ended September 29, 2013 Compared to Thirty-Nine Weeks Ended September 23, 2012

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Nine months (39 weeks) ended	September 29, 2013 (Fiscal 2013)	September 23, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012
Net revenues
Merchandise Availability Solutions	65.3%	64.0%	3.0%
Apparel Labeling Solutions	27.2	27.6	(0.6)
Retail Merchandising Solutions	7.5	8.4	(9.2)
Net revenues	100.0	100.0	1.0
Cost of revenues	60.9	60.8	1.0
Total gross profit	39.1	39.2	0.8
Selling, general, and administrative expenses	32.9	38.3	(13.1)
Research and development	2.8	2.6	6.9
Restructuring expenses	0.9	5.5	(83.1)
Goodwill impairment	—	13.1	(100.0)
Litigation settlement	(1.3)	—	100.0
Acquisition costs	0.1	—	446.5
Other expense	—	0.2	(100.0)
Other operating income	0.1	—	100.0
Operating income (loss)	3.8	(20.5)	(118.8)
Interest income	0.2	0.3	(14.9)
Interest expense	1.5	1.8	(14.1)
Other gain (loss), net	(0.7)	—	N/A
Earnings (loss) from continuing operations before income taxes	1.8	(22.0)	(108.5)
Income taxes expense (benefit)	0.7	(0.2)	(521.5)
Net earnings (loss) from continuing operations	1.1	(21.8)	(104.9)
Loss from discontinued operations, net of tax	(3.5)	(0.8)	343.5
Net loss	(2.4)	(22.6)	(89.4)
Less: earnings (loss) attributable to non-controlling interests	—	(0.1)	(100.3)
Net loss attributable to Checkpoint Systems, Inc.	(2.4)%	(22.5)%	(89.4)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first nine months of 2013 compared to the first nine months of 2012 increased $4.7 million, or 1.0%, from $490.6 million to $495.3 million. Foreign currency translation had a negative impact on revenues of approximately $1.7 million, or 0.3%, in the first nine months of 2013 as compared to the first nine months of 2012.

(amounts in millions)			Dollar Amount Change	Percentage Change
Nine months (39 weeks) ended	September 29, 2013 (Fiscal 2013)	September 23, 2012 (Fiscal 2012)	Fiscal 2013 vs. Fiscal 2012	Fiscal 2013 vs. Fiscal 2012
Net revenues:
Merchandise Availability Solutions	$323.4	$314.2	$9.2	3.0%
Apparel Labeling Solutions	134.7	135.5	(0.8)	(0.6)
Retail Merchandising Solutions	37.2	40.9	(3.7)	(9.2)
Net revenues	$495.3	$490.6	$4.7	1.0%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues increased $9.2 million, or 3.0%, during the first nine months of 2013 compared to the first nine months of 2012. Foreign currency translation had a negative impact of approximately $2.6 million. The adjusted increase of $11.8 million in MAS was due to increases in Merchandise Visibility (RFID), Alpha®, and EAS consumables. These increases were partially offset by a decrease in our business that supports shrink management in libraries (Library).

The Merchandise Visibility (RFID) revenues increased in the first nine months of 2013 as compared to the first nine months of 2012, primarily due to a substantial roll-out with RFID enabled technology in U.S. The increase was partially offset by overall declines in Europe, primarily due to a substantial roll-out with RFID enabled technology in the first nine months of 2012, with less significant roll-outs in 2013. Our RFID business continues to gain traction with installations at several major retailers, with a significant roll-out with a major U.S. retailer nearly complete, and are currently in the initial stages of a significant roll-out with a major European retailer. We expect RFID revenues to increase and continue on their forecasted path for strong growth throughout the remainder of 2013 as a result of the conversion of certain current pilots into installation contracts and the expansion of certain installation contracts to additional stores. Some of the anticipated RFID growth for the remainder of 2013 will be delayed to early 2014.

Alpha® revenues increased in the first nine months of 2013 as compared to the first nine months of 2012 due to strong sales in the U.S. with key customers in 2013 without comparable levels of demand in 2012. The increase was offset by declines in International Americas, Europe, and Asia primarily due to large orders in the first nine months of 2012 without comparable demand in 2013. We expect global Alpha® revenues throughout 2013 to be positively impacted by our increased focus on execution as well as increased attention on marketing of existing and new products.

EAS consumables revenues increased in the first nine months of 2013 as compared to the first nine months of 2012, primarily due to increased Hard Tag @ Source™ revenues in the U.S. and Asia resulting from increased volumes from both new and existing customers. EAS label revenues in Europe and the U.S. also contributed to the increase as a result of new protection programs with new and existing customers. The increase in EAS label revenues was partially offset by decreased demand in Asia. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products.

Library revenues decreased in the first nine months of 2013 as compared to the first nine months of 2012, primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $0.8 million, or 0.6%, in the first nine months of 2013 as compared to the first nine months of 2012. After considering the foreign currency translation positive impact of $0.4 million, the $1.2 million decrease in revenues is driven by declines in sales volumes in the U.S. and Europe as well as International Americas where we closed operations in 2012 as part of our Global Restructuring Plan. The weakness in these markets is broad based, but the decline in ALS revenues can also be attributed to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by an increase of ALS revenues in Asia as the result of increased sales with our strategic key accounts, and a shift to vendor billing for certain retailers with vendors located in Asia that were previously billed from Europe but are now ordering directly from us. The impact of revenue reductions that resulted from our ALS business rationalization more than offset the growth in key account revenue in Asia. We are experiencing strong demand from certain customers, with a continued cautious approach from others. The decrease in ALS revenues is also partially offset by increased RFID labels revenue in the U.S. and Asia resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $3.7 million, or 9.2%, in the first nine months of 2013 as compared to the first nine months of 2012. After considering the foreign currency translation positive impact of $0.6 million, the $4.3 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by soft economic conditions in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first nine months of 2013, gross profit increased $1.6 million, or 0.8%, from $192.2 million to $193.8 million in the first nine months of 2013. The negative impact of foreign currency translation on gross profit was approximately $1.1 million. Gross profit, as a percentage of net revenues, decreased from 39.2% to 39.1%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues decreased from 45.3% in the first nine months of 2012 to 43.2% in the first nine months of 2013. The decrease in the gross profit percentage of Merchandise Availability Solutions was due primarily to lower margins in EAS systems, Library, and RFID. The decrease was partially offset by higher margins in Alpha® and EAS consumables. EAS systems and RFID margins were lower due to product and customer mix. RFID margins were also negatively impacted as we continue to pilot programs and make additional investments with new and existing customers as well as increased field service costs resulting from a significant roll-out in the U.S. Alpha® margins increased due to product mix and favorable manufacturing variances. EAS consumables margins increased due primarily to favorable manufacturing variances, driven by high volumes and improved utilization of our manufacturing facilities as a result of our restructuring activities.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 29.9% in the first nine months of 2013, from 23.6% in the first nine months of 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are beginning to see positive gross margin impact most notably from business rationalization, inventory management, and improved efficiencies.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 36.8% in the first nine months of 2013 from 44.2% in the first nine months of 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins in 2013 were caused by increased inventory costs and unfavorable manufacturing variances related to lower volumes in HLS.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $24.6 million, or 13.1%, during the first nine months of 2013 compared to the first nine months of 2012. Foreign currency translation decreased SG&A expenses by approximately $0.1 million. The SG&A and enhanced Global Restructuring programs reduced expenses by approximately $25.1 million. Offsetting these cost reductions were increases in long-term incentive compensation, increased marketing efforts, costs associated with the CFO transition, and increases in external tax services. These increases were partially offset by decreases in SG&A expenses due to CEO transition costs recorded in the second quarter of 2012 without comparable expense in 2013, less amortization expense in 2013 due to fully amortized intangible assets, reductions in performance incentive compensation, reductions in external legal and audit services and a net favorable bad debt expense of $0.6 million due to improved collection efforts.

Research and Development Expenses

Research and development (R&D) expenses were $13.7 million, or 2.8% of revenues, in the first nine months of 2013 and $12.8 million, or 2.6% of revenues in the first nine months of 2012, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $4.6 million, or 0.9% of revenues in the first nine months of 2013 compared to $27.1 million or 5.5% of revenues in the first nine months of 2012. The decrease is due to the expansion of the Global Restructuring Plan to include Project LEAN during the second quarter of 2012.

Goodwill Impairment

Goodwill impairment expense was $64.4 million in the first nine months of 2012, without a comparable charge in the first nine months of 2013. The non-cash impairment expense in the first nine months of 2012 is detailed in the “Goodwill Impairment” section following “Liquidity and Capital Resources.”

Litigation Settlement

Litigation settlement for the first nine months of 2013 was a benefit of $6.6 million without a comparable amount in 2012. The benefit is related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor. As a result, we reversed previously accrued charges for the attorneys' fees and costs of the defendants.

Acquisition Costs

Acquisition costs for the first nine months of 2013 were $0.7 million compared to $0.1 million for the first nine months of 2012. The increase in acquisition costs was primarily due to legal and other arbitration-related costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Expense

Other expense was $0.7 million in the first nine months of 2012 without comparable expense in 2013. This amount represents the legal and forensic costs incurred as a result of the improper and fraudulent activities of a certain former employee of our Canada sales subsidiary.

Other Operating Income

Other operating income was $0.6 million in the first nine months of 2013 without comparable income in 2012. Other operating income includes $0.3 million of income attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income for the first nine months of 2013 decreased $0.2 million from the comparable first nine months of 2012. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during the first nine months of 2013 compared to the third quarter of 2012.

Interest expense for the first nine months of 2013 decreased $1.2 million from the comparable first nine months of 2012. The decrease in interest expense was primarily due to decreased outstanding borrowings resulting from prepayments on our Senior Secured Credit Facility and Senior Secured Notes during the third quarter of 2012 through the third quarter of 2013.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $3.5 million in the first nine months of 2013 compared to a net gain of $29 thousand in the first nine months of 2012. There was a $3.6 million foreign exchange loss during the first nine months of 2013 compared to $0.4 million of other income partially offset by a $0.3 million foreign exchange loss during the first nine months of 2012. The increased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first nine months of 2013 was 42.6% as compared to the year to date effective rate for the first nine months of 2012 of 0.9%. The 2013 effective tax rate was higher due to the mix of income among subsidiaries. The 2013 rate was also impacted by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase. In the third quarter of 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate. For the nine months ended September 23, 2012, we applied the discrete method to our U.S. operations. The 2012 effective tax rate was also impacted by the mix of income among subsidiaries and goodwill impairment charges that did not receive an income tax benefit.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $17.0 million and $3.8 million in the first nine months of 2013 and 2012, respectively. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. We recognized a loss of $13.0 million on the sale of our U.S. and Canada based CheckView® business in the first nine months of 2013, including selling costs of $1.1 million, as well as $0.4 million of costs incurred to carve-out the U.S. and Canada CheckView® business from our enterprise resource planning system. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. As such, both businesses, which were included in our Merchandise Availability Solutions segment, are excluded from continuing operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $11.7 million, or $0.28 per diluted share, during the first nine months of 2013 compared to $110.5 million, or $2.70 per diluted share, during the first nine months of 2012. The weighted-average number of shares used in the diluted earnings per share computation were 41.8 million and 40.9 million for the first nine months of 2013 and 2012, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2013, our focus has been and will continue to be on cost control, including restructuring, and working capital management as well as profitability improvement measures. We have met our liquidity needs primarily through cash generated from operations. The impacts of our restructuring activities and on-going economic conditions have put pressure on our debt covenants during 2012 and 2013. We addressed the covenant violations by managing worldwide cash levels and obtaining debt covenant waivers and amendments to facilitate timely execution of our worldwide restructuring efforts. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreements should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

On February 17, 2012, we entered into amendments to our Senior Secured Credit Facility and Senior Secured Notes ("Debt Agreements") which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012. Had we not received these amendments, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into additional amendments to our Debt Agreements ("July 2012 Amendments"), which contained several modifications. The July 2012 Amendments reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendments reduced the sublimit for the issuance of letters of credit of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments reduced the sublimit for swingline loans of the Senior Secured Credit Facility from $25.0 million to $5.0 million. The July 2012 Amendments increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendments waive the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendments permit divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendments also contain a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first nine months of 2013.

Absent the waiver and additional July 2012 Amendments, we would have been in violation of the June 24, 2012 leverage ratio and fixed charge coverage covenants. We were in compliance with the amended leverage ratio for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013. We were in compliance with the original leverage ratio for the period ended September 29, 2013. Absent the waiver, we would have been in violation of the fixed charge covenant for the periods ended June 24, 2012 and September 23, 2012. We were in compliance with the amended fixed charge covenant for the periods ended December 30, 2012, and March 31, 2013. We were in compliance with the original fixed charge coverage covenant for the periods ended June 30, 2013 and September 29, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On June 28, 2013, we repaid a total of $10.0 million in principal as well as a make-whole premium of $0.6 million related to the Senior Secured Credit Facility and Senior Secured Notes. On September 27, 2013, we repaid an additional $7.0 million in principal as well as a make-whole premium of $0.4 million related to the Senior Secured Credit Facility and Senior Secured Notes. These prepayments permanently reduce our available borrowings.

As of September 29, 2013 we have $32.7 million outstanding under the Senior Secured Credit Facility, which is due to mature on July 22, 2014, classified in current portion of long-term debt on our Consolidated Balance Sheet. We currently intend to refinance these borrowings prior to their maturity dates and therefore have begun to review our financing alternatives with various financial institutions, although we cannot assume that we will be able to refinance on terms we find acceptable, or at all. Based on our current cash flow forecast for the next twelve months, we believe that we will be able to meet all projected obligations as they become due if we are unsuccessful in our refinancing efforts.
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

As of September 29, 2013, our cash and cash equivalents were $96.2 million compared to $118.8 million as of December 30, 2012. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2013 primarily due to $13.8 million of cash used in financing activities, $3.1 million of cash used in investing activities, $4.2 million of cash used in operating activities, and an unfavorable $1.5 million effect of foreign currency.

Cash used in operating activities was $25.4 million higher during the first nine months of 2013 compared to the first nine months of 2012. In the first nine months of 2013 compared to the first nine months of 2012, our cash from operating activities was impacted negatively by increased inventories, and to a lesser extent by changes in other current liabilities, accounts receivable, other current assets and the restructuring reserve, which were partially offset by changes in unearned revenues, accounts payable, and income taxes. The increase in cash used in operating activities is primarily a function of a slower inventory decline compared to 2012 due to an increase in stock in anticipation of orders in the fourth quarter of 2013. We anticipate a reduction of the levels of inventory to improve working capital over the remainder of 2013. The increase in inventory levels is offset by improved operating results and working capital management.

Cash used in investing activities was $1.3 million less during the first nine months of 2013 compared to the first nine months of 2012. This was primarily due to a decrease in the acquisition of property, plant, and equipment during the first nine months of 2013 compared to the first nine months of 2012. In addition, the 2013 increase in cash from investing activities includes proceeds from the sale of our U.S. and Canada based CheckView® business unit and sale of our 51% interest in our Shore to Shore Sri Lanka entity.

Cash used in financing activities was $21.9 million less during the first nine months of 2013 compared to the first nine months of 2012. This was due primarily to greater reduction of debt levels in the first nine months of 2012 compared to the first nine months of 2013.

Our percentage of total debt to total equity as of September 29, 2013, was 23.9% compared to 30.0% as of December 30, 2012. As of September 29, 2013, our working capital was $192.3 million compared to $227.7 million as of December 30, 2012.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $13.7 million and $12.8 million during the first nine months of 2013 and 2012, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $4 million on R&D to support achievement of our strategic plan during the remainder of 2013.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2013, our contribution to these plans was $4.2 million. Our total funding expectation for 2013 is $5.3 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first nine months of 2013 totaled $6.0 million compared to $10.4 million during the same period in 2012. During the first nine months of 2012, our acquisition of property, plant, and equipment included $0.9 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount during the first nine months of 2013. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $6 million for the remainder of 2013.

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

In December 2009, we entered into new full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of September 29, 2013 the factoring arrangements had a balance of $0.7 million (€0.5 million), of which $0.4 million (€0.3 million) was included in the current portion of long-term debt and $0.3 million (€0.2 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Senior Secured Credit Facility

On February 17, 2012, we entered into an amendment to our Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24,2012 and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million. The July 2012 Amendment reduced the sublimit for swingline loans from $25.0 million to $5.0 million. The July 2012 Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of up to $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contains a provision whereby if our cash balance exceeds $65 million as of weekly measurement dates, we must prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision is effective until we are in compliance with our original covenant requirements for two consecutive quarters. There were no required prepayments during the first nine months of 2013. Beginning June 30, 2013, we were in compliance of the original fixed charge covenant. Beginning September 29, 2013, we were in compliance with the original leverage ratio covenant. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On June 28, 2013, we repaid $3.8 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

On September 27, 2013, we repaid $2.7 million on the Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $65.1 million to $62.4 million. In connection with the reduction in borrowing capacity of the Senior Secured Credit Facility, we recognized $38 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

The Senior Secured Credit Facility provides for an amended revolving commitment of up to $62.4 million with a term of four years from the effective date of July 22, 2010. We may borrow, prepay and re-borrow under the Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The Senior Secured Credit Facility also includes an expansion option that will allow us, subject to certain conditions, to request an increase in the Senior Secured Credit Facility of up to an aggregate of $50.0 million, for a potential total commitment of $112.4 million. As of September 29, 2013, we were not eligible to elect to request the $50.0 million expansion option due to financial covenant restrictions.

As of September 29, 2013, $1.8 million issued in letters of credit were outstanding under the Senior Secured Credit Facility.

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

All obligations of domestic borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. The obligations of foreign borrowers under the Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain of our foreign subsidiaries as well as the domestic guarantors. Collateral under the Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 29, 2013 was $125 million.

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

Senior Secured Notes

On February 17, 2012, we entered into an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt from 2.75 to 3.00, 3.35 and 3.25 for the periods ended March 25, 2012, June 24, 2012, and September 23, 2012. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt to 5.25, 6.50, 5.50, 3.50, and 2.75 for the periods ended June 24, 2012, September 23, 2012, December 30, 2012, March 31, 2013, and June 30, 2013 and thereafter. Cash restructuring of $25.0 million is excluded from the calculation of EBITDA beginning in the fiscal quarter ending June 24, 2012. The July 2012 Note Amendment waives the fixed charge covenant from June 24, 2012 through September 23, 2012 (the "Waiver Period"), decreases it to 1.00 for the period ended December 30, 2012, and returns to 1.25 for periods thereafter. In addition, the July 2012 Note Amendment permits divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. Beginning June 30, 2013, we were in compliance of the original fixed charge covenant. Beginning September 29, 2013, we were in compliance with the original leverage ratio covenant. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months.

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

On September 27, 2013, we repaid $4.3 million in principal as well as a make-whole premium of $0.4 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $36 thousand of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

Under the Senior Secured Notes Agreement, we issued to the Purchasers of our Series A Senior Secured Notes an amended aggregate principal amount of $18.5 million (the “Series A Notes”), our Series B Senior Secured Notes an aggregate principal amount of $18.5 million (the “Series B Notes”), and our Series C Senior Secured Notes an aggregate principal amount of $18.5 million (the “Series C Notes”); together with the Series A Notes and the Series B Notes, (the “2010 Notes”). The Series A Notes bear interest at a rate of 4.00% per annum and mature on July 22, 2015. The Series B Notes bear interest at a rate of 4.38% per annum and mature on July 22, 2016. The Series C Notes bear interest at a rate of 4.75% per annum and mature on July 22, 2017. The 2010 Notes are not subject to any scheduled prepayments. The entire outstanding principal amount of each of the 2010 Notes shall become due on their respective maturity date.

The Senior Secured Notes Agreement provides that for a three-year period ending on July 22, 2013, we may issue, and our lender may, in its sole discretion, purchase, additional fixed-rate senior secured notes and together with the Senior Secured Notes, up to an aggregate amount of $50.0 million. As of September 29, 2013, the issuance period of the Shelf Notes has expired, and no request for the $50.0 million expansion option was made.

All obligations under the Senior Secured Notes are irrevocably and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries. Collateral under the Senior Secured Notes includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese sales subsidiary. As a condition of the July 2012 Note Amendment, all domestic assets are also pledged as collateral. The approximate net book value of the collateral as of September 29, 2013 was $125 million.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact approximately 2,500 employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $71 million to $73 million by the end of 2013, with $53 million to $55 million in total anticipated costs for the Global Restructuring Plan including Project LEAN and approximately $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $100 million to $105 million by the first quarter of 2014, with $81 million to $85 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and nine months ended September 29, 2013 and September 23, 2012 was as follows:

	Quarter		Nine Months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$658	$2,442	$1,943	$16,661
Asset Impairments	—	859	731	6,156
Other exit costs	323	1,174	1,940	3,680
SG&A Restructuring Plan
Severance and other employee-related charges	(67)	(288)	(82)	608
Other exit costs	23	—	50	66
Manufacturing Restructuring Plan
Other exit costs	—	(75)	—	(75)
Total	$937	$4,112	$4,582	$27,096

Restructuring accrual activity for the nine months ended September 29, 2013 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 29, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,752	$3,819	$(1,876)	$(6,534)	$(6)	$3,155
Other exit costs(1)	460	1,940	—	(2,278)	(23)	99
SG&A Restructuring Plan
Severance and other employee-related charges	1,206	93	(175)	(763)	3	364
Other exit costs(2)	161	50	—	(210)	(1)	—
Total	$9,579	$5,902	$(2,051)	$(9,785)	$(27)	$3,618

(1)
During the first nine months of 2013, there was a net charge to earnings of $1.9 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During the first nine months of 2013, there was a net charge to earnings of $50 thousand primarily due to lease termination costs in connection with the restructuring plan.

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

For the nine months ended September 29, 2013, the net charge to earnings of $4.6 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $53 million to $55 million, of which $52.5 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,200, of which 2,126 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 29, 2013, the net charge reversed to earnings of $32 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees planned to be affected by the SG&A Restructuring Plan is approximately 369, of which substantially all have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment indicators in the third quarter of 2013.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 30, 2012. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $18.7 million as of September 29, 2013, and $20.6 million as of December 30, 2012, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," (ASU 2012-02). ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment (CTA) for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013. We will apply the guidance prospectively to derecognition events occurring after the effective date. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

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

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” (ASU 2013-10). The update permits the use of the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (ASU 2013-11). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. We are currently evaluating the impact of adopting this guidance.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 29, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $19.0 million. The fair values of the forward exchange contracts were reflected as a $0.4 million liability included in other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of September 29, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of September 29, 2013, there were no unrealized gains or losses recorded in other comprehensive income. During the three and nine months ended September 29, 2013, a $9 thousand benefit and $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties, respectively. We recognized no hedge ineffectiveness during the nine months ended September 29, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes from December 30, 2012 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow other than those previously disclosed in our Quarterly Reports on Form 10-Q filed during 2013. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 30, 2012 and our Quarterly Reports on Form 10-Q for the periods ending March 31, 2013 and June 30, 2013.

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

CHECKPOINT SYSTEMS, INC.

November 8, 2013	/s/ Jeffrey O. Richard
Jeffrey O. Richard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*

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