Form 10-K
period 2013-12-29
CHECKPOINT SYSTEMS INC
filed 2014-03-31
CIK 215419

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of June 30, 2013, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $581,101,941.
As of March 27, 2014, there were 41,608,793 shares of the Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K for the fiscal year ended December 29, 2013 ("Annual Report"), we are restating our previously issued consolidated financial statements and the related disclosures for the years ended December 30, 2012 and December 25, 2011 and the previously issued consolidated financial statements for each quarterly period in the year ended December 30, 2012 and the first three quarters in the year ended December 29, 2013 (the “Restated Periods”). We are also restating the Selected Financial Data in Item 6 for fiscal 2011 and fiscal 2012. The restatement is the result of our corrections for the combined effect of financial statement errors attributable to the accounting for the future extension of a sales-type lease arrangement in Spain during the second quarter ended June 26, 2011 as well as certain other previously disclosed out-of-period adjustments and balance sheet reclassifications. We assessed the impact of these errors on our prior interim and annual financial statements and concluded that the combined impact of these errors was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated including the Consolidated Balance Sheet as of December 30, 2012, the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 30, 2012 and December 25, 2011 and the unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013. In addition, the following items of this Annual Report include restated financial data: (i) Part II, Item 6: Selected Financial Data; (ii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 8: Financial Statements and Supplementary Data. We also have provided disclosure regarding the impact of the restatement on the adequacy of our internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part II, Item 9A: Controls and Procedures. In addition to the restated consolidated financial information for the Restated Periods, the Selected Financial Data for fiscal 2009 and 2010 included in Item 6 of this Annual Report has been revised to reflect the immaterial effect of the errors impacting the Restated Periods that also impacted fiscal 2009 and 2010.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Consolidated Financial Statements, Item 8: Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 20 to the Consolidated Financial Statements.
We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal year or interim period affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

Item 1. BUSINESS

Checkpoint Systems, Inc. is a leading global manufacturer and provider of technology-driven loss prevention, inventory management and labeling solutions to the retail and apparel industries. Our core loss-prevention business is built on more than 40 years of radio-frequency (RF) technology expertise. The systems and services included in this business enable retailers and their suppliers to reduce shrink while leveraging real-time data generated by our systems to improve operational efficiency.

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

In Europe, we are a leading provider of retail display systems (RDS) and hand-held labeling systems (HLS) used for retail price marking and industrial applications.

We operate directly in 28 countries. Our products are principally developed and manufactured in-house and sold through direct distribution and reseller channels.

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

In January 2008, we purchased the business of Security Corporation, Inc., a privately held company that provided technology and physical security solutions to the financial services sector and served as the foundation for the Banking Security Systems Integration business unit that was focused on the southeast region of the U.S. In October 2012, we completed the sale of this non-strategic business unit that was formerly part of our Merchandise Availability Solutions (MAS) segment.

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

In April 2013, we completed the sale of our U.S. and Canada based CheckView® business, formerly part of our MAS segment, in order to focus on the growth of our core business.

BUSINESS STRATEGY

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, and Merchandise Visibility™ (RFID) products and services. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We will also consider acquisitions that are aligned with our strategic plan. We will continue to consider divesting certain businesses and product lines that are not advantageous to our refined strategy.

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

ALS now includes the results of our radio frequency identification (RFID) labels business (previously reported in SMS), coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. This change aligns us with our refined ALS strategy to be a leading supplier of apparel labeling solutions, with expertise in intelligent apparel labels for item-level tracking and loss prevention. Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and CheckView® in Asia. There were no changes to the RMS Segment. The revenues, gross profit and total assets for each of the segments are included in Note 18 of the Consolidated Financial Statements.

Each of these segments offers an assortment of products and services that in combination are designed to provide a comprehensive, single stop shop solution to help retailers, manufacturers, and distributors identify, track, and protect their assets throughout the supply chain. Each segment and its respective products and services are described below.

MERCHANDISE AVAILABILITY SOLUTIONS

Our largest segment provides shrink management and inventory management (RFID) solutions to retailers. Merchandise Availability Solutions represented approximately 67%, 65%, and 64% of total revenues in 2013, 2012, and 2011, respectively.
The diversified line of products offered in this segment is designed to help retailers in a number of ways: prevent inventory losses caused by theft, reduce selling costs through lower staff requirements, enhance consumer shopping experiences, improve inventory management, and boost sales by having the right goods available when consumers are ready to buy. These broad and flexible product lines are marketed and serviced by our direct sales and service organizations, in all major markets, complemented by an extensive distributor and franchisee network, positioning Checkpoint to be a preferred supplier to retailers around the world.

Our EAS products let retailers openly display their merchandise, which contributes to maximizing sales. We believe that we hold a significant share of installed worldwide EAS systems through the deployment of our proprietary EAS-RF and EAS-EM technologies. EAS systems revenues accounted for 28%, 28%, and 27% of our 2013, 2012, and 2011 total revenues, respectively.

We offer a wide variety of EAS-RF and EAS-EM labels and tags, collectively called EAS consumables, matched to specific retail requirements. Under our source tagging program, EAS labels and tags are attached to, or embedded in, products or packaging at the point of manufacture. Our Hard Tag @ Source™ program is designed for apparel customers who prefer to use hard tags for garment security but who also wish to avoid the expense of in-store tag application. These light-weight tags are recyclable, which is a global service program that we offer to our customers.

All participants in the retail supply chain look for ways to operate with maximum efficiency. Many of our products and services, including labels that are fully integrated with EAS and/or RFID capability, help our customers to achieve critical objectives, such as meeting tight delivery schedules and preventing losses caused by tracking failure, theft, misplacement or counterfeiting. EAS consumables revenues represented 15%, 14% and 15% of our total revenues for 2013, 2012, and 2011, respectively.

Our Alpha® solutions are focused on two niche areas in retail theft: the need to protect high-risk merchandise and the need to safely display merchandise in ways that permit consumers to pick up and handle goods before deciding to buy. For 2013, 2012, and 2011, our Alpha® business represented 19%, 18%, and 18% of our revenues, respectively.

Our U.S. and Canada CheckView® business has been divested. We will continue to provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require combined security solutions.

No other product group in this segment accounted for as much as 10% of our revenues. Our Merchandise Visibility™ (RFID) business enables us to offer a complete end-to-end solution of RFID hardware and software, service and supply to our customers for inventory tracking and management purposes.

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

Our antennas and deactivators are technology-rich and upgradable. Our foremost EVOLVE™ platform sets a new standard in retail loss prevention and customer tracking. With its advanced data analytics and networking capabilities, EVOLVE™ delivers superior performance coupled with significant energy savings. Its data analytics enable customers to maximize returns on investments. EVOLVE™ is compatible with our EAS software suite and EAS and RFID tags and labels, as well as products of other suppliers.

In 2012, we introduced a new range of antennas that provides retailers with similarly enhanced functionality. Available in varied design options, including aesthetically pleasing formats to complement our customers' retail stores, the CLASSIC IP range offers wider aisle-width protection plus the energy-savings electronics found in EVOLVETM. In 2013, we added a new floor antenna and a new dual RF/RFID pedestal series to our Evolve Exclusive Series.

Our EAS products are designed and built to comply with applicable Federal Communications Commission (FCC) and European Community (EC) regulations governing RF, signal strengths, and other factors.

Electronic Article Surveillance Consumables

We offer a wide variety of EAS-RF and EAS-EM labels that work in combination with our EAS systems to protect a wide range of merchandise for several types of retail environments. Our diversified line of discrete, disposable labels is designed to enable retailers to protect a wide array of easily-pocketed, high-shrink merchandise. Our paper-thin EAS labels have characteristics that are easily integrated with high-speed, automated application systems. While EAS labels can be applied in retail stores and distribution centers, many customers take advantage of our source tagging program. In source tagging programs, EAS labels and hard tags are configured to customers' merchandise and specific security requirements and applied at the point of manufacture.

We believe our enhanced performance (EP) labels carry the smallest circuit design on the worldwide market, while simultaneously delivering superior detection and deactivation. These labels offer protection to health and beauty items and other small-sized merchandise. Included in this range is EP CLEAR, a see-through format that that allows brand and packaging information to remain visible. The EP CLEAR Tamper Tag, features an added benefit, a strong adhesive bond designed to degrade packaging if removed. This acts as a further deterrent to thieves intending to steal and then resell the merchandise.

Our Hard Tag@Source (HT@S) program combines the benefits of a strong visual theft deterrent with point-of-manufacture tagging. These tags are lightweight, reusable and visually pleasing, while offering superior detection and easy removal upon purchase. HT@S ensure consistency and tagging compliance while removing the high cost of in-store tagging labor.

In 2012, we introduced our Infinite Solutions (iS) product series developed based on input from our retail customers who desired to have a merchandise protection solution for merchandise that might otherwise be left unprotected. Available in varying formats, this disposable product line offers the visual protection of a hard tag with flexible options for attaching to merchandise.

Alpha®

Alpha® high-theft solutions compliment our EAS systems. Alpha® pioneered the “open display” security philosophy by providing retailers a truly safe means to bring merchandise from behind locked cabinets and openly display it. The Alpha® product line supplies retailers with innovative and technically advanced solutions to protect high-risk, and in some cases, high-value, merchandise. Applications are many and varied depending on the merchandise and location to be protected. Products include Keepers™, Spider Wraps®, Bottle Security, Cable Loks®, hard tags, NanoGates® and Showsafe™. All Alpha® products are available in AM, RF, or EM formats.

In 2013, Alpha responded to market challenges facing health and beauty merchandise (perfumes, skin care, cosmetics) with new additions to its Keepers™ category. It also launched next generation offerings of Spider Wraps® and Specialty Hard Tags.

Merchandise Visibility Solutions (RFID)

Our Merchandise Visibility™ product line gives retailers and their suppliers key insights into the location and quantity of merchandise as it travels through the supply chain. Our solutions integrate RFID at point of manufacture, through logistics and distribution operations, into and throughout the store, including exit points. Our Merchandise Visibility™ Solutions encompass a comprehensive, integrated set of hardware, software, tags and services. These solutions are based on RFID technology, and enable closed-loop apparel retailers and department stores to achieve key operational objectives including reducing out-of-stocks, maximizing on-shelf availability, reducing working capital requirements, and increasing sales.

Our Merchandise Visibility™ solutions are tailored to each retailer's unique requirements, and we take full, end-to-end responsibility for all aspects of planning, development, deployment and training. We are unique in our ability to provide and support the full range of products and services needed to implement a complete RFID solution for retailers. These solutions employ a number of innovative products and technologies, including a broad range of RFID tags and labels for a wide variety of products and applications. Among our key enabling and differentiable technologies is Wirama Radar™, a patented technology that improves tag-reading accuracy at a store's point of exit and helps retailers make better use of valuable front-of-store real estate by reducing “stray reads” and improving tag-reading integrity. Another unique capability is our RFID middleware and application software, which was the catalyst behind the company's 2008 acquisition of RFID software pioneer OATSystems Inc. Our Merchandise Visibility™ software automates the supply chain and in-store inventory management processes, while enabling retailers' existing systems or real-time capabilities. This software is built on the OAT Foundation Suite™.

We also have taken the important step of using our technical and applications expertise to develop solutions that seamlessly integrate Merchandise Visibility with loss prevention; the RFID Based EAS Overhead Solution helps retailers improve their operations by using a single RFID tag to deliver both benefits. In 2013, we launched our unique next generation Overhead Solution for very wide and very high openings, in addition to our best in class dual RF/RFID pedestals and a range of store compliance and on shelf availability software applications.

APPAREL LABELING SOLUTIONS

Apparel Labeling Solutions (ALS) is our second largest segment. ALS revenues represented 26%, 27%, and 26% of our total revenues for 2013, 2012, and 2011, respectively. We provide apparel retailers, brand owners, and manufacturers with a single source for their apparel labeling requirements. ALS also includes our web-based data management service and network of 20 service bureaus strategically located in 17 countries close to where apparel is manufactured. Our data management service offers order entry, logistics, and data management capabilities. It facilitates on-demand printing of variable information onto apparel tags and labels.

Apparel labels and the systems that manage them have many different but synergistic roles including variable data management, brand identity, merchandise visibility, shrink management and supply chain management. The apparel labeling business is growing from conveying essential information to the consumer to also sharing critical data about tagged apparel merchandise at the factory, in the store, or at any point in between. We integrate loss prevention and/or merchandise visibility functionality into traditional apparel tags, helping retailers reduce costs and improve operational synergies in their stores and throughout their supply chains. Products include graphic tags and labels, variable data tags and labels, woven labels, care and content labels, printed fabric and specialty trim labels, fully integrated tags and labels and RFID tags and labels.

In the third quarter of 2012, following an extensive strategic review, we developed a comprehensive plan to address operational performance in ALS. The business was fundamentally restructured, including consolidating certain manufacturing operations in order to provide quality merchandising products profitably and on time. We also rationalized our customer base and reviewed our product capabilities to be aligned with our on-shelf availability strategy.

In line with our refined strategy, we are leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels, which increasingly serve as carriers for RFID solutions used in item-level tagging. We believe that our data management and service bureau network is one of the most robust in the industry and we believe our ability to integrate RFID as well as EAS-RF at manufacturing source will place Checkpoint Systems among just a handful of suppliers offering fully integrated, intelligent apparel labeling.

As we narrow our manufacturing focus in apparel labeling, we intend to continue offering our customers all the labeling solutions they need to effectively merchandise their products.

RETAIL MERCHANDISING SOLUTIONS

The Retail Merchandising Solutions (RMS) segment includes hand-held labeling applicators and tags, promotional displays, and customer queuing systems. RMS, which is focused on European and Asian markets, represents approximately 7% of our business, with no product group in this segment accounting for as much as 10% of our revenues. These traditional products broaden our reach among retailers, promote their products and enable them to communicate with their customers in an effective manner. Many of the products in this segment represent high-margin items with a high level of recurring sales of associated consumables such as labels. As a result of the increasing use of scanning technology in retail, our hand-held labeling systems serve a declining market.

Hand-held Labeling Systems

Our METO® hand-held labeling systems (HLS) include a complete line of hand-held price marking and label application solutions, primarily sold to retailers and manufacturing industry. Sales of labels, consumables, and service generate a significant source of recurring revenues. As retail scanning becomes widespread, in-store retail price marking applications continue to decline. Our HLS products possess a market-leading position in several European countries.

Retail Display Systems

Our retail display systems (RDS) include a wide range of products for customers in certain retail sectors, such as supermarkets and do-it-yourself, where high-quality signage and in-store price promotion are important. Product categories include traditional retail promotional systems for in-store communication and electronic graphics display, and customer queuing systems. Product categories include traditional in-store retail promotional systems, shelf management solutions and customer queuing systems.

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

We design, engineer, and manufacture the majority of our products, and in particular our key differentiated products. Additionally, we distribute, sell, service and support all of our products. Our core business has evolved from helping retailers reduce theft to improving retailers' merchandise availability at their stores. We do this through merchandise protection, improving inventory visibility to prevent out-of-stocks, and helping improve shoppers' experiences.

We offer a broad product portfolio that includes EAS systems comprised of hardware, consumables and software, Alpha® high-theft security solutions, and RFID merchandise visibility solutions including hardware, software, tags and labels. All of this is complemented by our global field services expertise in worldwide installations, maintenance and monitoring of our solutions. As an innovative technology company, we consistently measure our revenues with the expectation that 25% will come from new product innovations. We invest time and resources with our partner customers in identifying their critical needs and we commission our innovation team to continue developing solutions that address those needs.

We provide major retailers, brand owners and manufacturers with a single source for their apparel labeling needs using a web-based data management platform, which automatically allocates customer orders to our global manufacturing network.

We sell our product solutions primarily to retailers worldwide in traditional brick-and-mortar stores, and also for extended use in their supply chains. As the retail marketplace continues to change, our solutions have also evolved to help retailers address new challenges. We also work closely with merchandise brand owners to apply our security and inventory management solutions at the point of manufacture, and develop innovative display merchandising that helps to promote their brand in stores. As one of the industry leaders, we enjoy significant market share, particularly in the supermarket, drug store, hypermarket, and mass merchandiser market segments.

In addition, we offer integrated shrink management and merchandise visibility solutions to retail customers worldwide through our Intelligent Merchandise Availability Program (iMAP). This approach entails a broadened focus within the entire retail market to deliver integrated solutions for loss prevention and inventory management, working seamlessly together to help retailers ensure they have the right merchandise available, at the right place at the right time, when consumers want to buy.

Shoplifting and employee theft are major causes of retail shrinkage. The Global Retail Theft Barometer estimates that shrink averages 1.4% of retail sales. As a result, retailers recognize that the implementation of effective electronic security solutions can significantly reduce shrinkage, increase their merchandise availability, and enhance their customers' shopping experience. These are among the ways that we help retailers lose less merchandise.

As reported by the University of Arkansas, average retail inventory accuracy is 60-65%, which can lead to out-of-stocks when retailers make buying decisions with imperfect data. With RFID, however, inventory accuracy typically increases to between 95% and 99%. This increase in inventory accuracy enables retailers to reduce out-of-stocks and increase sales significantly. Checkpoint's RFID-based solutions help retailers sell more merchandise.

We are committed to helping retailers grow profitability by providing our customers with a wide variety of solutions. Our ongoing marketing strategy includes the following:

▪
communicating the synergies within our product portfolio to demonstrate the collective value they offer in enhancing merchandise availability, preventing out-of-stocks and improving shoppers' experience;

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

▪
providing a clear migration path from EAS to RFID and from shrink management to merchandise availability that protects retailers' past investment while improving the effectiveness of their purchased assets; and

▪	assisting retailers in maximizing the benefits of merchandise visibility through their supply chain all the way to their stores' exit doors.

We market our products primarily by:

▪	becoming a trusted advisor to our retail customers where we can offer actionable insights to protect merchandise, prevent out-of-stocks, and improve display merchandising;

▪	communicating, messaging and highlighting Checkpoint's unique position as a one-stop provider of integrated and complete solutions for retailers;

▪	demonstrating a return-on-investment model that will deliver proven results;

▪	helping retailers sell more merchandise by avoiding stock-outs, reducing shrink, and making merchandise available to consumers;

▪	working directly with brand owners to improve source-tagging automation;

▪	implementing sales, marketing, comprehensive public relations, and targeted trade show participation;

▪	delivering superior field service and support capabilities; and

▪	actively participating in and supporting industry associations focused on setting standards, identifying needs, trends, and innovation.

We focus on partnering with retail suppliers worldwide in our source tagging program. Ongoing strategies to increase acceptance of source tagging are as follows:

•	increasing installation of EAS equipment on a chain-wide basis with leading retailers around the world;

•	offering integrated tag solutions, including custom tag conversion, that address the multiple but synergistic needs for branding, tracking, and loss prevention;

•	assisting retailers in promoting source tagging with vendors and brand owners;

•	broadening the penetration of existing accounts by promoting our in-house printing, global service bureau network, and labeling solution capabilities;

•	supporting manufacturers and suppliers to speed implementation;

•	expanding RF tag technologies and products to accommodate the needs of the packaging industry; and

•	developing compatibility with EPC/RFID technologies.

MANUFACTURING, RAW MATERIALS, AND INVENTORY

Merchandise Availability Solutions

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

Apparel Labeling Solutions

We manufacture labels and tags for apparel. Our ALS network of 20 service bureaus located in 17 countries supplies apparel customers with customized apparel tags and labels to the location where their goods are manufactured. We have an expansive manufacturing presence in 17 countries, all in close proximity to garment manufacturers. Our main production facilities are located in the Netherlands, the U.S., and China, with other key production facilities situated in China, Hong Kong, Bangladesh, India, and Turkey.

Retail Merchandising Solutions

We manufacture hand-held labeling tools and price-marking labels for retail merchandising and manufacturing industry. Our main production facilities are located in Germany and Malaysia. Price-marking labels and print heads for hand-held labeling tools are manufactured in Germany. Our Malaysian facility produces standard bodies for hand-held labeling tools for the European market, completes hand-held tools for the rest of the world, and manufactures price-marking labels for the local market.

DISTRIBUTION

For our major product lines, we principally sell to end customers using our direct sales force of more than 402 people. To improve our sales efficiency, we also distribute products through an independent network of resellers. This distribution channel supports and services smaller customers. This indirect channel, which has primarily sold EAS solutions, is being broadened and expanded to include more product lines, including Retail Merchandising Solutions, as we focus on improved sales productivity.

Merchandise Availability Solutions

We sell our EAS systems and consumables, including Alpha® and RFID products principally throughout North America, South America, Europe, and the Asia Pacific regions. In North America, we market our EAS products through our own sales personnel and independent representatives.

Internationally, we market our EAS products principally through foreign subsidiaries which sell directly to the end user and through independent distributors. Our international sales operations are currently located in 11 European countries and in Argentina, Australia, Brazil, Canada, Hong Kong, India, Japan, Malaysia, China, Mexico, New Zealand and Turkey.

Apparel Labeling Solutions

We market our apparel labeling products to apparel retailers and manufacturers, brand owners, and department stores. Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists.

Retail Merchandising Solutions

We market our retail merchandising solutions to customers in food retailing and other branches including do-it-yourself (DIY). Large national and international customers are handled centrally by key account sales specialists supported by appropriate business specialists. Smaller customers are served by a general sales force capable of representing all products, a valued partner such as a distributor or franchisee or, if the complexity or size of the business demands, a dedicated business specialist.

BACKLOG

Our backlog of orders was approximately $25.3 million at December 29, 2013, compared to approximately $48.2 million at December 30, 2012. The decrease in our backlog in 2013 as compared to 2012 can be primarily attributed to our sale of the U.S. and Canada CheckView® business in April 2013. We anticipate that substantially all of the backlog at the end of 2013 will be delivered during 2014. In the opinion of management, the amount of backlog is not indicative of trends in our business. Our security business generally follows the retail cycle so that revenues are weighted toward the last half of the calendar year as retailers prepare for the holiday season.

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

We focus our in-house development efforts on product areas where we believe we can achieve and sustain a competitive cost and positioning advantage, and where service delivery is critical. We also develop and maintain technological expertise in areas that are believed to be important for new product development in our principal business areas. In our apparel labeling business, we have a base of technology expertise in the variable data management, flexographic, offset, laser and thermal transfer printing business and have a particular focus on RF and RFID insertion capabilities to support the development of higher value-added labels.

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

COMPETITION

Merchandise Availability Solutions

Currently, our EAS systems and consumables are sold primarily to retail establishments. Our principal global competitor in the EAS industry is Tyco International Ltd. (Tyco), through its Tyco Retail Solutions business within the NA Installation & Services and ROW Installation & Services segments. Tyco is a diversified global company with interests in security products and services, fire protection and detection products and services, valves and controls and other industrial products. Tyco’s 2013 revenues were approximately $10.6 billion, of which $8.3 billion was attributable to the NA Installation & Services and ROW Installation & Services segments.

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

OTHER MATTERS

Research and Development

We spent $17.5 million, $16.4 million, and $19.3 million, in research and development activities during 2013, 2012, and 2011, respectively. Our R&D emphasis is on continually broadening our product lines, reducing costs, and expanding the markets and applications for all products. We believe that our future growth is dependent, in part, on the products and technologies resulting from these efforts.

We continue to develop and expand our product lines with new solutions, performance improvements, and the introduction of products targeted toward international growth markets. We intend to continue to develop and introduce technologies and processes that support our single source, best-in-class RFID capability.

Employees

As of December 29, 2013, we had 4,710 employees, including five executive officers, 133 employees engaged in research and development activities, 359 field service employees, and 493 employees engaged in sales and marketing activities. There were 422 fewer employees on December 29, 2013 than on December 30, 2012. In the United States, none of our employees are represented by a union. In Europe, approximately 303 of our employees are represented by various unions or work councils.

Financial Information about Geographic and Business Segments

We operate both domestically and internationally in the three distinct business segments described previously. The financial information regarding our geographic and business segments, which includes net revenues and gross profit for each of the years in the three-year period ended December 29, 2013, and long-lived assets as of December 29, 2013 and December 30, 2012, is provided in Note 18 of the Consolidated Financial Statements.

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

Executive Officers of the Company

The following table sets forth certain current information concerning our executive officers, including their ages, position, and tenure as of the date hereof:

Name	Age	Tenure with Company	Position with the Company and Date of Election to Position
George Babich, Jr.	61	7 years	President and Chief Executive Officer since February 2013; Director since 2006
Jeffrey O. Richard	46	1 year	Executive Vice President and Chief Financial Officer since May 2013
Per H. Levin	56	19 years	President and Chief Sales Officer, Merchandise Availability Solutions since June 2012
Farrokh Abadi	52	9 years	President and Chief Operating Officer, Merchandise Availability Solutions since June 2012
S. James Wrigley	60	4 years	President and Chief Operating Officer, Apparel Labeling Solutions since June 2012

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

Mr. Richard was appointed Executive Vice President and Chief Financial Officer on May 28, 2013. Prior to Checkpoint, Mr. Richard served as Executive Vice President and Chief Financial Officer at Safety-Kleen Systems, Inc., from 2010 to 2013, where he led a broad set of turnaround initiatives to drive profitable, sustainable growth. He recapitalized the company and led a dual-path liquidity IPO and sale plan that concluded with the sale of Safety-Kleen in December 2012. From 2006 to 2010, Mr. Richard served as Chief Operating Officer and Chief Financial Officer at Pavestone Company and previously he was Vice President of Financial Planning & Analysis at Electronic Data Systems Corp. and Chief Financial Officer and Vice President of Americas Operations at Jacuzzi Brands, Inc. Earlier in his career, Mr. Richard worked in a variety of financial positions at Tyco International Ltd., ultimately serving as Chief Financial Officer for Tyco’s $2.2 billion Plastics & Adhesives segment. Mr. Richard has a Bachelor’s degree in Business Administration from Louisiana State University.

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

We are a multinational manufacturer and marketer of identification, tracking security, and merchandising solutions for the retail industry. We have significant operations outside of the U.S. We currently operate directly in 28 countries, and our international operations generate approximately 71% of our revenue. We expect net revenue generated outside of the U.S. to continue to represent a significant portion of total net revenue. Business operations outside of the U.S. are subject to political, economic and other risks inherent in operating in certain countries, such as:

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

Our net revenue derived from sales in non-U.S. markets is approximately 71% of our total net revenue, and we expect revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. When the U.S. dollar strengthens in relation to the currencies of the foreign countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our results of operations. Our financial statements reflect recalculations of items denominated in non-U.S. currencies to U.S. dollars, which is our functional currency.

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

Our business is heavily dependent on the retail marketplace. Changes in the economic environment including the liquidity and financial condition of our customers, the impact of online customer spending, or reductions in retailer spending could adversely affect our revenues and results of operations. In a period of decreased consumer spending, retailers could respond by reducing their spending on new store openings and loss prevention budgets. This reduction could directly impact our MAS business, as a reduction in new store openings will lower demand for SMS EAS systems and consumables as well as RFID solutions. Additionally, lower loss prevention budgets could reduce the amount retailers will be willing to spend to upgrade existing store technology. Label demand could also be impacted due to lower loss prevention budgets as retailers may reduce the percentage of items covered. In addition, our label volume increases as more items are sold through the retailer and lower demand decreases the volume related to the items tagged by the retailer. As retail sales volumes decline, label demand may also decline. These factors could also impact our Apparel Labeling Solutions and Retail Merchandising Solutions businesses. A decrease in the demand for our products resulting from reduced spending by retailers due to fewer store openings, reduced loss prevention budgets and slower adoption of our new technology could have a material adverse effect on our revenues and results of operations.

Our business could be materially adversely affected as a result of slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion.

Our revenues are dependent on our ability to maintain and increase our system installation base. The SMS EAS system installation base leads to additional revenues, which we term as “recurring revenues,” through the sale of maintenance services and SMS EAS consumables, including labels and tags, as well as our Alpha® high-theft solutions. In addition, we partner with manufacturers to include our sensor tags into the product during manufacturing, an approach known as source tagging.

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

We face competition around the world, including competition from other large, multinational companies and other regional companies. Some of these companies may have substantially greater financial and other resources than us. We face competition in several aspects of our business. In the SMS EAS systems, Alpha® high-theft solutions and SMS EAS consumables businesses, we compete primarily on the basis of integrated security solutions and diversified, sophisticated, and quality product lines targeted at meeting the loss prevention needs of our retail customers. We also compete on the basis of merchandise visibility (RFID) solutions that meet the item level product identification and inventory management needs of our customers. In the ALS business, we compete primarily on the capability to effectively and quickly deliver retail customer specified tags and labels to manufacturing sites in multiple countries. It is possible that our competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot offer or that will make our products less profitable. It is also possible that our competitors will offer incentive programs or will market and advertise their products in a way that will impact customers' preferences, and we may not be able to compete effectively.

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

Our manufacturing capacity is designed to meet our current and future anticipated demands. If our product demand decreases as a result of economic conditions and other factors, it could increase our cost per unit. If an increase in our cost per unit is passed on to our customers, it may decrease our competitive position, which may have an adverse effect on our revenues and results of operations. If an increase in cost per unit is not passed on to our customers, it may reduce our gross margins, which may have an adverse effect on our results of operations. Our SMS EAS consumables, RFID consumables, Alpha® and ALS products have various low price competitors globally. In order for us to maintain and improve our market position, we need to continuously monitor and seek to improve our manufacturing effectiveness, capacity utilization and demand planning while maintaining our high quality standard. If we are unsuccessful in our efforts to improve manufacturing and supply chain effectiveness, then our cost per unit may increase which could have an adverse impact on our results of operations.

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

We have implemented enhanced cash flow controls to tighten our cash flow management of accounts receivable, inventory, accounts payable and local operating cash flows. There can be no assurance that these controls and initiatives or others will continue to be beneficial to the extent experienced or anticipated, or that the incremental cost savings or cash flow improvements will continue to be realized as anticipated or at all. Our failure to administer, monitor, and effectively manage cash related activities could result in our failure to deliver our expected cash flow improvements.

The effectiveness of our strategic plan is subject to the successful implementation of our plans and actions.

During 2012, we redefined our strategic focus. Our strategic plan is designed to improve revenues and profitability, reduce costs, and improve working capital management. In addition to our restructuring plans including Project LEAN and its expanded initiatives, we have many plans and actions underway to improve the management of our business. These include the following:

▪	Margin enhancement initiatives

▪	Improved financial forecasting abilities

▪	Enhanced management reporting

▪	New sales compensation incentive plans

▪	Refined product pricing approach

▪	Continuous cost-improvement process improvement plans

▪	Systematic talent assessment process

▪	Developing a culture focused on accountability

There is a risk that we may not be successful in our continued execution of these measures to achieve the expected results for a variety of reasons, including market developments, economic conditions, shortcomings in establishing appropriate action plans, or challenges with executing multiple initiatives simultaneously. We may not be able to acquire businesses that fit our strategic plan or divest of those that do not fit our strategic plan on acceptable business terms, and we may not achieve our other strategic priorities.

Our ability to maintain cost reductions in field services, selling, general and administrative expenses, and our manufacturing and supply chain operations may have a significant impact on our business and future revenues and profits.

We have implemented actions to rationalize our field service, improve our sales productivity, reduce our general and administrative expenses, and reconfigure our manufacturing and supply chain operations. Such rationalization actions require management judgment on the development of cost reduction strategies and precision on the execution of those strategies. We may not be able to maintain, in full or in part, the benefits from these initiatives, and other events and circumstances, such as difficulties, delays, or unexpected costs may occur, which could result in our not maintaining realization of all or any of the anticipated benefits. We also cannot predict whether we will maintain our improved operating performance as a result of any cost reduction strategies. Further, in the event the market continues to fluctuate, we may not have the appropriate level of resources and personnel to react to the change. We are also subject to the risk of business disruption in connection with our restructuring initiatives, which could have a material adverse effect on our business and future revenues and profits.

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

Our ability to integrate acquisitions and to achieve our financial and operational goals for acquired businesses could have an impact on future revenues and profits.

Historically, we have had difficulties integrating certain of our acquisitions. Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, key business processes, controls, objectives, personnel, management practices, product lines, markets, customers, supply chain operations, and production facilities can be difficult to achieve and the results are uncertain, particularly across our internationally diverse organization. We may not be able to retain key personnel of an acquired company and we may not be able to successfully execute integration strategies or achieve projected performance targets set for the business segment into which an acquired company is integrated. Our ability to execute the integration plans could have an impact on future revenues and profits and may adversely affect our financial condition, results of operations or cash flows. There can be no assurance that these acquisitions or others will be successful and contribute to our profitability.

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

We continually evaluate the performance of all of our businesses and may sell businesses or product lines. Specifically, we reduced our focus on CheckView® by divesting of our non-strategic Banking Security Systems Integration business unit in October 2012 and our U.S. and Canada CheckView® business in April 2013. In June 2013, we completed the divestiture of our 51% interest in Shore to Shore PVT Ltd. (Sri Lanka) in our Apparel Labeling Solutions segment. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, asset impairment charges related to divestitures may arise, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

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
The basis of the fair value for our impairment assessments is determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. Although our last analysis regarding the fair values of the goodwill and indefinite lived intangible assets for our reporting units indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill and intangible impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Merchandise Availability Solutions, Apparel Labeling Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.
We have entered into a senior secured credit facility agreement that restricts certain activities, and failure to comply with this agreement may have an adverse effect on our financial condition, results of operations and cash flows.

We maintain a senior secured credit facility that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our senior secured credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions may limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the requirements of the senior secured credit facility, we may be in default, and we may not be able to obtain the necessary amendments to the agreement or waivers of an event of default. Upon an event of default, if the agreement is not amended or the event of default is not waived, the lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
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

If our internal controls are not effective, investors could lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent registered public accounting firm is required to attest to and report on our assessment of the effectiveness of internal control over financial reporting. We have determined that a material weakness, as described in Part II - Item 9A, Controls and Procedures, of this Annual Report existed as of December 29, 2013. Accordingly, we have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 29, 2013.
Management, with oversight from the Audit Committee of the Board of Directors, has developed and presented a plan for the completion of remediation measures to address this weakness. Although we believe we are taking appropriate actions to remediate the control deficiencies we have previously identified, we cannot assure you that we will be successful in remediating the material weakness or that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our Consolidated Financial Statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, and our business, financial condition, and reputation could be harmed. We expect to be successful in remediating this material weakness.

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

We have been implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. Our implementations for Europe and Asia have been postponed. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, decide to forgo a company-wide implementation, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of our internal control over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our principal corporate offices are located at 101 Wolf Drive, Thorofare, New Jersey. As of December 29, 2013, we owned or leased approximately 2.2 million square feet of space worldwide which is used primarily for sales, distribution, manufacturing, and general administration. These facilities include offices located throughout North and South America, Europe, Asia, and Australia. Our principal manufacturing facilities are located in Bangladesh, China, Germany, Hong Kong, India, Japan, Malaysia, the Netherlands, Turkey, the U.K. and the U.S. We believe our current manufacturing capacity will support our needs for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs.

Matter related to All-Tag Security S.A., et al
We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (“Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “ Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285. Defendants sought approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013.

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of December 29, 2013, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

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

	Market Price Per Share
	High	Low
Fiscal year ended December 29, 2013
First Quarter	$13.95	$10.27
Second Quarter	$14.91	$10.50
Third Quarter	$17.78	$14.04
Fourth Quarter	$18.25	$12.81
Fiscal year ended December 30, 2012
First Quarter	$12.64	$10.50
Second Quarter	$11.66	$7.12
Third Quarter	$9.32	$6.69
Fourth Quarter	$10.77	$7.70

Holders of Record

As of March 27, 2014, there were 522 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There has been no sale of unregistered securities in fiscal years 2013, 2012, or 2011.

Equity Compensation Plan Information

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Common Stock of the Company for the period beginning December 28, 2008 and ending on December 29, 2013, with the cumulative total return on the Center for Research in Security Prices Index (CRSP Index) for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories, assuming the investment of $100 in the Company’s Stock, the CRSP Index for NYSE/AMEX/NASDAQ Stock market, and the CRSP Index for NASDAQ Electronic Components and Accessories and the reinvestment of all dividends.

Year	Checkpoint Systems, Inc.	NYSE/AMEX/NASDAQ Stock Market Index	NASDAQ Electronic Components and Accessories Index
2008	100.00	100.00	100.00
2009	154.90	134.94	161.72
2010	210.31	157.22	189.72
2011	113.65	159.81	173.37
2012	105.56	181.66	173.57
2013	154.30	245.57	267.53

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

	12/28/2008	12/27/2009	12/26/2010	12/25/2011	12/30/2012	12/29/2013
Checkpoint Systems, Inc.	100.00	154.90	210.31	113.65	105.56	154.30
NYSE/AMEX/NASDAQ Stock Market Index	100.00	134.94	157.22	159.81	181.66	245.57
NASDAQ Electronic Components and Accessories Index	100.00	161.72	189.72	173.37	173.57	267.53

Repurchase of Securities

There has been no repurchase of securities in fiscal years 2013, 2012, or 2011.

Item 6. SELECTED FINANCIAL DATA

We have restated the selected financial data presented in this Annual Report as of and for each of the years ended December 30, 2012 and December 25, 2011. This Part II, Item 6, Selected Financial Data of this Annual Report includes the following:

•	The restated selected financial data for the annual periods described above;

•	The revised selected financial data for fiscal 2009 and 2010 to reflect the immaterial effect of the errors impacting the Restated Periods;

•	The selected financial data for the year ended December 29, 2013.

For information regarding our restatement, see Note 1, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The adjustments related to the fiscal years prior to 2009 are reflected in the beginning retained earnings for 2009. The cumulative impact of these adjusting entries decreased retained earnings by $6.2 million, net of tax, at the beginning of fiscal 2009.

The following tables set forth our selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(amounts in thousands, except per share data)
Year ended	December 29, 2013		December 30, 2012		December 25, 2011		December 26, 2010		December 27, 2009
			(As Restated)		(As Restated)		(As Revised)	(6)	(As Revised)	(7)
STATEMENT OF OPERATIONS DATA
Net revenues	$689,738		$689,920		$758,400		$717,554		$675,373
Earnings (loss) from continuing operations before income taxes	$1,900		$(133,015)		$(29,043)		$24,590		$22,965
Income taxes expense	$3,671		$6,005		$53,353		$4,536		$5,805
Net earnings (loss) from continuing operations	$(1,771)		$(139,020)		$(82,396)		$20,054		$17,160
(Loss) earnings from discontinued operations, net of tax	$(17,156)		$(7,959)		$(1,165)		$8,325		$6,690
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(18,928)	(1)	$(146,450)	(2)	$(83,504)	(3)	$28,495	(4)	$24,297	(5)
Net earnings (loss) from continuing operations per share:
Basic	$(0.05)		$(3.37)		$(2.03)		$0.50		$0.45
Diluted	$(0.05)		$(3.37)		$(2.03)		$0.49		$0.44
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.46)		$(3.57)		$(2.06)		$0.71		$0.62
Diluted	$(0.46)		$(3.57)		$(2.06)		$0.70		$0.61
Depreciation and amortization	28,580		32,714		37,348		$34,477		$32,325

(1)
Includes a $10.9 million restructuring charge ($8.8 million, net of tax), a $9.2 million make-whole premium on Senior Secured Notes ($9.2 million, net of tax), a $4.8 million asset impairment ($4.6 million net of tax), $2.1 million in financing liability interest expense ($1.5 million net of tax), a $1.2 million charge related to our CFO transition ($1.2 million, net of tax), $1.0 million in acquisition costs ($0.9 million, net of tax), a $0.1 million valuation allowance adjustment, a benefit of $6.6 million due to a litigation ruling reversal ($6.6 million, net of tax), and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary ($0.2 million, net of tax).

(2)
Includes a $106.3 million goodwill impairment ($106.3 million, net of tax), a $28.4 million restructuring charge ($23.9 million, net of tax), a $2.9 million charge related to our CEO transition ($2.9 million, net of tax), $1.9 million in financing liability interest expense ($1.3 million net of tax), a $1.8 million asset impairment ($1.8 million, net of tax), a $1.1 million make-whole premium on Senior Secured Notes ($1.1 million, net of tax), a $0.3 million valuation allowance adjustment, $0.3 million in acquisition costs ($0.3 million, net of tax), $0.3 million litigation settlement ($0.3 million, net of tax), income of $3.9 million related to improper and fraudulent Canadian activities including insurance proceeds ($2.9 million, net of tax) and a $1.7 million gain on sale of non-strategic Suzhou, China subsidiary ($1.4 million, net of tax).

(3)
Includes a $47.7 million valuation allowance adjustment, a $28.6 million restructuring charge ($25.8 million, net of tax), a $3.4 million intangible impairment ($3.2 million, net of tax), a $3.4 million goodwill impairment ($3.1 million, net of tax), a $2.3 million in acquisition costs ($2.3 million, net of tax), a $1.0 million change related to an indefinite tax reversal assertion, $1.0 million in financing liability interest expense ($0.7 million net of tax), a $0.9 million litigation settlement ($0.9 million, net of tax), and income of $0.2 million related to improper and fraudulent Canadian activities ($0.1 million, net of tax).

(4)
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

(6)	Includes revision adjustments with a total impact of a $0.8 million decrease in net loss.

(7)	Includes revision adjustments with a total net impact of a $0.2 million decrease in net loss.

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
		(As Restated)	(As Restated)	(As Revised) (f)	(As Revised) (g)
AT YEAR END
Working capital	$233,452	$229,720	$233,179	$293,836	$236,690
Total debt	$91,622	$113,288	$150,462	$141,949	$116,872
Total equity	$346,325	$354,309	$508,645	$576,714	$549,399
Total assets	$799,493	$869,115	$1,058,983	$1,035,993	$1,025,320
FOR THE YEAR ENDED
Capital expenditures	$(8,946)	$(12,401)	$(22,981)	$(23,712)	$(13,757)
Cash provided by (used in) operating activities	$21,070	$62,365	$(20,073)	$11,727	$113,045
Cash used in investing activities	$(5,298)	$(2,449)	$(98,280)	$(23,185)	$(38,645)
Cash (used in) provided by financing activities	$(11,337)	$(35,166)	$37,304	$28,891	$(50,316)
RATIOS
Return on net sales(a)	(2.74)%	(21.23)%	(11.01)%	3.97%	3.60%
Return on average equity(b)	(5.40)%	(33.94)%	(15.39)%	5.06%	4.59%
Return on average assets(c)	(2.27)%	(15.19)%	(7.97)%	2.76%	2.41%
Current ratio(d)	2.31	2.05	1.90	2.35	1.97
Percent of total debt to capital(e)	20.92%	24.23%	22.83%	19.75%	17.54%

(a)	“Return on net sales” is calculated by dividing net earnings (loss) by net sales.

(b)	“Return on average equity” is calculated by dividing net earnings (loss) by average equity.

(c)	“Return on average assets” is calculated by dividing net earnings (loss) by average assets.

(d)	“Current ratio” is calculated by dividing current assets by current liabilities.

(e)	“Percent of total debt to capital” is calculated by dividing total debt by total debt and equity.

(f)
Includes revision adjustments with a total net impact of a $2.1 million increase in total assets, a $2.1 million increase in total current liabilities and a $4.8 million increase in total other long-term liabilities.

(g)
Includes revision adjustments with a total net impact of a $3.0 million increase in total assets, a $3.0 million increase in total current liabilities and a $6.2 million increase in total other long-term liabilities.

(amounts in thousands, except employee data)	December 29, 2013	December 30, 2012		December 25, 2011		December 26, 2010	December 27, 2009
OTHER INFORMATION
Weighted average number of shares outstanding - diluted	41,903	41,000	(1)	40,532	(2)	40,445	39,552
Number of employees	4,710	5,132		6,565		5,814	5,785
Backlog	$25,273	$48,212		$52,204		$47,974	$50,186

(1)	Excludes 61 common shares from stock options and awards and 12 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

(2)	Excludes 329 common shares from stock options and awards and 11 common shares from deferred compensation arrangements as they are anti-dilutive due to our net loss for the year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 1, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report, we have restated our consolidated financial statements for the years ended December 30, 2012 and December 25, 2011 and our unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013. Refer to the Explanatory Note preceding Part 1, Item 1, Item 8: Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 20 to the Consolidated Financial Statements for additional details regarding the aforementioned restatement adjustments.
For information regarding our controls and procedures, see Part II, Item 9A - Controls and Procedures, of this Annual Report.

The following section highlights significant factors impacting the Consolidated Operations and Financial Condition of the Company and its subsidiaries. The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

Overview

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. Merchandise Availability Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, and radio frequency identification (RFID) systems, software and services. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, graphic tags and labels, adhesive labels, fabric and woven tags and labels, apparel branding tags, fully integrated tags and labels and RFID tags and labels. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

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

ALS now includes the results of our radio frequency identification (RFID) labels business (previously reported in SMS), coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. This change aligns us with our refined ALS strategy to be a leading supplier of apparel labeling solutions, with expertise in intelligent apparel labels for item-level tracking and loss prevention. Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and non-U.S. and Canada-based CheckView®. There were no changes to the RMS Segment. The revenues and gross profit for each of the segments are included in Note 18 of the Consolidated Financial Statements.

In 2012, we refined our business strategy to transition from a product protection business to a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. In support of this strategy, we continue to provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our refined strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We will consider divesting certain businesses and product lines not advantageous to our refined strategy.

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

Our Apparel Labeling business was assembled over the past few years through numerous acquisitions to support our penetration into the apparel industry and to support the growth of our RFID strategy. We have made changes to right-size the Apparel Labeling footprint in order to profitably provide on-time, high quality products to our apparel customers so that retailers can effectively merchandise their products. Simultaneously, we reduced our Apparel Labeling product offerings to only those that are also necessary to support our RFID strategy.

Our operations and results depend significantly on global market worldwide economic conditions, which have experienced deterioration in recent years. In response to these market conditions, we continue to focus on providing customers with innovative products that will be valuable in addressing shrink, which is particularly important during a difficult economic environment. We have also implemented initiatives to reduce costs and improve working capital to mitigate the effects of the economy on our business. We believe that these restructuring initiatives coupled with the strength of our core business and our ability to generate positive cash flow will continue to sustain us through this challenging period.

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially complete by the third quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,600 existing employees. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $78 million to $81 million by the end of the first quarter of 2014, with $60 million to $63 million in total anticipated costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $106 million to $108 million by the end of the third quarter of 2015, with $87 million to $88 million in total anticipated savings for the Global

Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. During the fourth quarter of 2013, after additional cost savings reviews, we expanded some of the existing initiatives of Project LEAN, and therefore our total expected costs and savings as well as the completion date for the plan were adjusted. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

In the third quarter of 2012, following an extensive strategic review, we developed a comprehensive plan to address operational performance in ALS. The business was fundamentally restructured, including the consolidation of certain manufacturing operations in order to provide quality merchandising products profitably and on time. We also rationalized our customer base and reviewed our product capabilities to be aligned with our on-shelf availability strategy.

In the third quarter of 2013, we announced that we will continue to develop additional cost savings and margin enhancement initiatives over and above those in the current global restructuring initiatives. The value of these opportunities is expected to approximate between $10 million and $15 million by the end of 2014, with an annualized benefit of $15 million to $20 million.

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.
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
We believe that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, hand-held labeling tools and services from maintenance), repeat customer business, the anticipated effect of our restructuring activities and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our strategic plan.
Other Income

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

For arrangements with multiple elements, we allocate total arrangement consideration to all deliverables based on their relative selling price using a specific hierarchy and recognize revenue when each element’s revenue recognition criteria is met. The hierarchy is as follows: vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”) or best estimate of selling price (“BESP”). VSOE of fair value for each element is established based on the price charged when the same element is sold separately. We recognize revenue when installation is complete or other post-shipment obligations have been satisfied. Unearned revenue is recorded when payments are received in advance of performing our service obligations and is recognized over the service period.

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

Inventory Valuation. We write down our inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. If our estimates were to change by 10%, it would cause a change in inventory value of $0.5 million.

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

During the second quarter of 2012, we experienced deterioration in revenues, gross margins and operating results in each of our segments as compared to the forecasted amounts in the most recent annual impairment test. Due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in our assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The basis of the fair value was determined by projecting future cash flows using assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of the evaluation. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. As a result of our 2012 interim impairment test, a $64.4 million non-cash impairment charge was recorded as of June 24, 2012 in our Apparel Labeling Solutions segment. The goodwill impairment expense was due to the decline in estimated future Apparel Labeling Solutions cash flow impacted by our plan to refocus the business, coupled with recent declines in revenue and profitability. The impairment charge of the entire goodwill balance in our Apparel Labeling Solutions segment was recorded in goodwill impairment on the Consolidated Statement of Operations.
As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
There were no additional impairment indicators during the third quarter ended September 23, 2012. Our 2012 annual impairment test resulted in our assessment that the carrying value of the Europe and International Americas Retail Merchandising Solutions reporting unit exceeded its fair value. As a result of our 2012 annual impairment test, a $38.3 million non-cash goodwill impairment charge was assessed as of October 21, 2012, and recorded in the fourth quarter of 2012. The goodwill impairment expense was due to the decline in estimated future Europe Retail Merchandising Solutions cash flows impacted by current economic conditions in Europe resulting in decreased customer investments in new stores and refurbishments. Additionally, increased competition and pricing pressures are factors that have negatively impacted this business. The impairment charge in our Retail Merchandising Solutions segment was recorded in goodwill impairment on the Consolidated Statement of Operations.
In connection with our 2012 annual impairment test, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Europe Retail Merchandising Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
Our 2013 annual assessment as of October month end did not result in an impairment charge. As of the date of our fiscal 2013 annual impairment test, the total fair values for the reporting units in all of our segments exceeded their total carrying values by more than 54%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Merchandise Availability Solutions, Apparel Labeling Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments. Refer to Notes 1 and 5 of the Consolidated Financial Statements.

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

Determining the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. A change in the estimated forfeiture rate of 10% would have a $0.1 million effect on stock compensation expense. As of December 29, 2013, there was $0.9 million and $2.4 million of unrecognized stock-based compensation expense related to nonvested stock options and restricted stock units, respectively. Such costs are expected to be recognized over a weighted-average period of 1.5 years and 1.5 years, respectively. Refer to Note 8 of the Consolidated Financial Statements.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. In 2013 our focus has been on cost control, including restructuring, as well as working capital management, profitability improvement measures and obtaining a more favorable financing arrangement. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreement should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements.

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million. We made make-whole payments of $8.2 million and $1.1 million in 2013 and 2012, respectively, related to prepayments on our 2010 Senior Secured Credit Facility and Senior Secured Notes.
In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants. Also impacting the change in assertion was the projected cash impact of the 2011 Global Restructuring Plan. As of December 29, 2013, the majority of our unremitted earnings of subsidiaries outside of the United States were deemed not to be permanently reinvested.

We believe that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, hand-held labeling tools and services from maintenance), repeat customer business, the anticipated effect of our restructuring activities, and our cash position and borrowing capacity should continue to provide us with adequate cash flow and liquidity to continue with the successful execution of our strategic plan. We have worked to reduce our liquidity risk by implementing working capital improvements while reducing expenses in areas that will not adversely impact the future potential of our business. We evaluate the risk and creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.

As of December 29, 2013, our cash and cash equivalents were $121.6 million compared to $118.8 million as of December 30, 2012. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents increased in 2013 primarily due to $21.1 million of cash provided by operating activities, partially offset by $11.3 million of cash used in financing activities, $5.3 million of cash used in investing activities and $1.7 million effect of foreign currency.

Cash provided by operating activities was $41.3 million less during 2013 compared to 2012. In 2013 compared to 2012, our cash from operating activities was positively impacted by the significant increase in operating income, which was offset by incremental interest expense in connection with our refinancing as well as investments in working capital. The significant reductions in inventories and accounts receivable achieved in 2012 as a result of our working capital improvement initiatives were not repeatable to the same extent in 2013. The remainder of the variance is explained by reductions in other liabilities, accounts payable and unearned revenues, partially offset by changes in the restructuring reserve, other current assets, and income taxes.

Cash used in investing activities was $2.8 million higher during 2013 compared to 2012. This was primarily due to proceeds from the sales of our Puerto Rico facility, Banking Security Systems Integration business unit and Suzhou, China subsidiary in 2012. This is partially offset by a decrease in 2013 capital expenditures.

Cash used in financing activities was $23.8 million less during 2013 compared to 2012. This was due primarily to greater reductions of debt levels during 2012 compared to 2013.

Our percentage of total debt to total equity as of December 29, 2013, was 26.5% compared to 32.0% as of December 30, 2012. As of December 29, 2013, our working capital was $233.5 million compared to $229.7 million as of December 30, 2012.

We continue to reinvest in the Company through our investment in technology and process improvement. During 2013, our investment in research and development amounted to $17.5 million, as compared to $16.4 million in 2012. These amounts are reflected in cash used in operations, as we expense our research and development as it is incurred. In 2014, we anticipate spending of approximately $17 million on research and development to support the achievement of our strategic plan.
We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For fiscal 2013, our contribution to these plans was $5.2 million. Our funding expectation for 2014 is $5.4 million. We believe our current cash position, cash generated from operations, and the availability of cash under our revolving line of credit will be adequate to fund these requirements. The Contractual Obligation table details our anticipated funding requirements related to pension obligations for the next ten years.

Acquisition of property, plant, and equipment and intangibles during 2013 totaled $8.9 million compared to $12.4 million during 2012. During 2012, our acquisition of property, plant, and equipment and intangibles included $1.4 million of capitalized internal-use software costs related to an ERP system implementation, without a comparable amount in 2013. We anticipate our capital expenditures, used primarily to improve our production capabilities, to approximate $20 million in 2014.

In January 2011, we entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our 2010 Senior Secured Credit Facility. The payment for the acquisition is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

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

In October 2009, we entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement in Germany. In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish this short-term full-recourse factoring agreement.

In December 2013, we entered into a sale-lease-back transaction in Spain. As of December 29, 2013, the lease had a balance of $1.2 million (€0.9 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.0 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into a full-recourse factoring arrangement. The arrangement is secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 29, 2013 the factoring arrangements had a balance of $0.3 million (€0.2 million), of which $0.2 million (€0.1 million) was included in the current portion of long-term debt and $0.1 million (€0.1 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

2013 Senior Secured Credit Facility
On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.

All obligations under the 2013 Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain domestic subsidiaries. Collateral under the 2013 Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese subsidiary. All domestic tangible and intangible personal property, excluding real property under $5 million are also pledged as collateral.
Borrowings under the 2013 Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either (i) a spread ranging from 0.25% to 1.25% over the Base Rate (as described below), or (ii) a spread ranging from 1.25% to 2.25% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the 2013 Credit Agreement.  The “Base Rate” is the highest of (a) the Federal Funds Rate, plus 0.50%, (b) the Administrative Agent’s prime rate, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.0%.  Swingline loans bear interest of (i) a spread ranging from 0.25% to 1.25% over the Base Rate.  We pay an unused line fee ranging from 0.20% to 0.40% per annum on the unused portion of the 2013 Senior Secured Credit Facility.
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ration as of December 29, 2013. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants during 2014. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults.  Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
As of December 29, 2013, we incurred $1.8 million in fees and expenses in connection with the 2013 Senior Secured Credit Facility, which are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

As of December 29, 2013, $1.8 million, issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

2010 Senior Secured Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (“2010 Senior Secured Credit Facility”) with a syndicate of lenders. The 2010 Senior Secured Credit Facility provided us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

On February 17, 2012, we entered into an amendment to our 2010 Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our 2010 Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the 2010 Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million, reduced the sublimit for swingline loans from $25.0 million to $5.0 million, increased the required leverage ratio covenant of adjusted EBITDA to total debt and reduced the fixed charged covenant. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contained a provision whereby if our cash balance exceeded $65 million as of weekly measurement dates, we were required to prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision was effective until we were in compliance with our original covenant requirements for two consecutive quarters.

During the Waiver Period, the interest rate spread on the 2010 Senior Secured Credit Facility increased to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender's prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%. The unused line fee increased to a maximum of 1.00% per annum. The maximum was based in accordance with changes in our leverage ratio.

During the year ended December 30, 2012, we incurred $1.3 million in fees and expenses in connection with the July 2012 Amendment to the 2010 Senior Secured Credit Facility, which were capitalized and amortized over the term of the 2010 Senior

Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in 2012.

On September 21, 2012, we repaid $6.1 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $0.2 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

On June 28, 2013, we repaid $3.8 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

On September 27, 2013, we repaid $2.7 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $65.1 million to $62.4 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $38 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

On December 11, 2013, we repaid the $32.0 million outstanding under the 2010 Senior Secured Credit Facility and terminated the 2010 Senior Secured Credit Facility. In connection with the paydown, we recognized $0.3 million of unamortized debt issuance costs related to lenders that are not included in the 2013 Senior Secured Credit Facility in interest expense on the Consolidated Statement of Operations in the fourth quarter of 2013. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

Senior Secured Notes

Also on July 22, 2010, we entered into a Note Purchase and Private Shelf Agreement (the “Senior Secured Notes Agreement”) with a lender, and certain other purchasers party thereto (together with the lender, the “Purchasers”).

On February 17, 2012, we entered into an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt and reduced the fixed charge covenant. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

During the Waiver Period, and until such time as the financial covenants returned to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes increased to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the year ended December 30, 2012, we incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.6 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in 2012 and $0.8 million, which were capitalized and will be amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, we repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in 2012.

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

On December 11, 2013, we repaid the outstanding amounts of $55.6 million in principal as well as a make-whole premium of $7.3 million related to the Senior Secured Notes and terminated the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $0.4 million of unamortized debt issuance costs. The unamortized debt issuance costs and make-whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the fourth quarter of 2013.

We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). We do not anticipate paying any cash dividends in the near future.

Based upon an analysis of liquidity using our current forecast, management believes that our anticipated cash needs over the next twelve months can be funded from cash and cash equivalents on hand, the availability of cash under the 2013 Senior Secured Credit Facility and cash generated from future operations.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.1 million and $31.6 million as of December 29, 2013 and December 30, 2012, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $2.1 million and $1.9 million in the years ended December 29, 2013 and December 30, 2012, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. Our future rental commitment under all non-cancelable operating leases was $28.2 million as of December 29, 2013. The scheduled timing of these rental commitments is detailed in our “Contractual Obligations” section.

Contractual Obligations

Our contractual obligations and commercial commitments at December 29, 2013 are summarized below:

Contractual Obligation (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Long-term debt(1)	$99,094	$1,952	$3,653	$93,489	—
Capital leases(2)	1,617	366	685	566	—
Operating leases	28,154	9,610	11,662	5,304	1,578
Pension obligations(3)	53,045	5,014	10,132	10,491	27,408
Inventory purchase commitments(4)	1,527	1,527	—	—	—
Total contractual cash obligations	$183,437	$18,469	$26,132	$109,850	$28,986

Commercial Commitments (amounts in thousands)	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Standby letters of credit	$1,843	$1,843	$—	$—	$—
Surety bonds	9,263	8,823	440	—	—
Total commercial commitments	$11,106	$10,666	$440	$—	$—

(1)	Includes 2013 Senior Secured Credit Facility, long-term full-recourse factoring liabilities, and related interest payments through maturity of $8,837.

(2)	Includes interest payments through maturity of $252.

(3)
Amounts represent undiscounted projected benefit payments to our unfunded plans over the next 10 years. The expected benefit payments are estimated based on the same assumptions used to measure our accumulated benefit obligation at the end of 2013 and include benefits attributable to estimated future employee service of current employees.

(4)	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The table above excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $31.9 million as of December 29, 2013, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The majority of these pension plans are unfunded. Our pension expense for 2013, 2012, and 2011 was $6.3 million, $5.1 million, and $5.7 million, respectively.

We review our pension assumptions annually. Our assumptions for the year ended December 29, 2013, were a discount rate of 3.53%, an expected return of 4.50% and an expected rate of increase in future compensation of 2.52%. In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. As of December 29, 2013 and December 30, 2012, the weighted average discount rate was 3.52% and 3.28%, respectively. We calculate the weighted average duration of the plans in each country, and then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held.

The primary components of the unrecognized losses are actuarial losses and prior period service costs. Unrecognized losses are amortized over the average remaining service period of the employees expected to receive the benefit in accordance with pension accounting rules. The weighted average remaining service period is approximately 11 years. The impact of recognizing the actuarial gains on 2013, 2012, and 2011 pension expense are $1.6 million, $0.3 million, and $0.1 million, respectively. The total projected amortization for these gains in 2014 is approximately $1.6 million.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 29, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $3.3 million. The fair values of the forward exchange contracts were reflected as a $18 thousand liability and are included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Hedging Activity

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. As of December 29, 2013, there were no outstanding foreign currency revenue forecast contracts. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 29, 2013, there were no unrealized gains or losses recorded in other comprehensive income. During the year ended December 29, 2013, a $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. We recognized no hedge ineffectiveness during the year ended December 29, 2013.

Provision for Restructuring

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially complete by the third quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $78 million to $81 million by the end of the first quarter of 2014, with $60 million to $63 million in total anticipated costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. Total annual savings of the two plans are expected to approximate $106 million to $108 million by the end of the third quarter of 2015, with $87 million to $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $19 million to $20 million in total anticipated savings for the SG&A Restructuring Plan. During the fourth quarter of 2013, after additional cost savings reviews, we expanded some of the existing initiatives of Project LEAN, and therefore our total expected costs and savings as well as the completion date for the plan were adjusted. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 were as follows:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,421	$16,945	$11,115
Asset impairments	1,210	6,506	7,761
Other exit costs	2,389	5,084	519
SG&A Restructuring Plan
Severance and other employee-related charges	(222)	(86)	7,015
Asset impairments	—	—	72
Other exit costs	68	64	2,203
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	—	(146)
Other exit costs	—	(75)	101
Total	$10,866	$28,438	$28,640

Restructuring accrual activity for the years ended December 29, 2013, and December 30, 2012, were as follows:

(amounts in thousands)
Fiscal 2013	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 29, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(3)	$7,752	$9,799	$(2,378)	$(7,469)	$197	$7,901
Other exit costs(1)	460	2,389	—	(2,763)	(20)	66
SG&A Restructuring Plan
Severance and other employee-related charges(3)	1,206	104	(326)	(780)	4	208
Other exit costs(2)	161	68	—	(228)	(1)	—
Total	$9,579	$12,360	$(2,704)	$(11,240)	$180	$8,175

(1)
During 2013, there was a net charge to earnings of $2.4 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, pension settlements, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During 2013, there was a net charge to earnings of $0.1 million primarily due to lease termination costs and outplacement costs in connection with the restructuring plan.

(3)
During 2013, there were a severance charges reversed to earnings of $(2.7) million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments. The eliminations and replacements were primarily the result of our change in management and strategic vision in 2013.

(amounts in thousands)
Fiscal 2012	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 30, 2012
		(As Restated)		(As Restated)
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(3)	$9,710	$21,558	$(4,613)	$(19,044)	$141	$7,752
Other exit costs(1)	—	5,084	—	(4,616)	(8)	460
SG&A Restructuring Plan
Severance and other employee-related charges(3)	$6,718	$1,100	$(1,186)	$(5,363)	$(63)	$1,206
Other exit costs(2)	1,109	64	—	(1,012)	—	161
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$27,806	$(5,874)	$(30,035)	$70	$9,579

(1)
During 2012, there was a net charge to earnings of $5.1 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal costs, and gains/losses on sale of assets in connection with the restructuring plan.

(2)
During 2012, there was a net charge to earnings of $0.1 million primarily due to the closing of an operating facility and one-time payment related to a lease modification for an operating facility as well as lease payment accruals after exiting one of our facilities.

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

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially complete by the third quarter of 2014.

For the year ended December 29, 2013, the net charge to earnings of $11.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $60 million to $63 million, of which $59.1 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,273, of which 2,139 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

As of December 29, 2013, the net charge reversed earnings of $0.2 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

The total number of employees affected by the Manufacturing Restructuring Plan was 420, all of which have been terminated. As of December 25, 2011 the implementation of the Manufacturing Restructuring Plan was substantially complete, with total costs incurred of $4.1 million.

Goodwill Impairments

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Our 2013 annual assessment did not result in an impairment charge. Future annual assessments could result in impairment charges, which would be accounted for as an operating expense.

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
As a result of the plan to divest the Banking Security Systems Integration business unit in 2011, we assessed the related goodwill asset for impairment. In the fourth quarter ended December 25, 2011, we recorded a goodwill impairment charge of $3.4 million. During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.4 million impairment charge in the goodwill reporting unit of our Merchandise Availability Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the respective periods.

As a result of the plan to divest our U.S. and Canada based CheckView® business unit in 2012, we assessed the related goodwill asset for impairment. In the fourth quarter ended December 30, 2012, we recorded a goodwill impairment charge of $3.3 million in our Merchandise Availability Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.

Asset Impairments

In the fourth quarter of 2013, through the budgeting process, working capital prioritization activities, and other strategic direction reviews, it was determined that our ERP system implementation was no longer a strategic priority for 2014 through 2016. Therefore, during the fourth quarter of 2013, we recorded an impairment of the $4.7 million in internal-use software related to the European ERP system implementation. The impairment charge was recorded in asset impairment expense in the Consolidated Statement of Operations.

In December 2013, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.1 million impairment charge to the remaining value of the SIDEP trade name. This charge was recorded in asset impairment expense on the Consolidated Statement of Operations.

There was no asset impairment expense from continuing operations in 2012 ($1.8 million including discontinued operations) as compared to asset impairment expense from continuing operations in 2011 of $0.6 million ($3.4 million including discontinued operations).

During our 2011 goodwill and indefinite-lived intangibles annual impairment test, we determined that an indefinite-lived trade name intangible asset in our MAS segment was impaired. As a result we recorded an impairment charge of $0.6 million in the fourth quarter of 2011.

In the quarter ended December 25, 2011, as a result of the plan to divest the Banking Security Systems Integration business unit, we assessed the related customer relationship intangible assets for impairment and recorded an intangible impairment charge of $2.8 million. The impairment charge was recorded in discontinued operations on the Consolidated Statement of Operations.

During the second quarter of 2012, we performed an impairment test based on updated fair value information regarding the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.7 million impairment of customer relationship intangible assets. During the third quarter of 2012, we performed an impairment test based on final negotiations of the selling price for the Banking Security Systems Integration business unit. As a result of this impairment test, we determined that there was a $0.8 million additional impairment of customer relationship intangible assets. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations during the quarters ended June 24, 2012 and September 23, 2012, respectively.
As a result of the plan to divest our U.S. and Canada based CheckView® business unit in 2012, we performed an impairment test of our long-lived assets. In the quarter ended December 30, 2012, we recorded a $0.3 million impairment of property, plant and equipment in our Merchandise Availibility Solutions segment. These impairment charges were included in discontinued operations on the Consolidated Statement of Operations.
As a result of interim impairment indicators in the second quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Apparel Labeling Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
In connection with our 2012 annual impairment test, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our Europe Retail Merchandising Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge.
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

Analysis of Statement of Operations

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenues			Percentage Change in Dollar Amount
Year ended	December 29, 2013 (Fiscal 2013)	December 30, 2012 (Fiscal 2012)	December 25, 2011 (Fiscal 2011)	Fiscal 2013 vs. Fiscal 2012	Fiscal 2012 vs. Fiscal 2011
		(As Restated)	(As Restated)
Net revenues:
Merchandise Availability Solutions	66.2%	64.8%	63.9%	2.1%	(7.8)%
Apparel Labeling Solutions	26.4	27.1	26.4	(2.8)	(6.3)
Retail Merchandising Solutions	7.4	8.1	9.7	(7.8)	(24.4)
Net revenues	100.0	100.0	100.0	—	(9.0)
Cost of revenues	61.0	60.9	59.4	0.1	(6.8)
Total gross profit	39.0	39.1	40.6	(0.3)	(12.4)
Selling, general, and administrative expenses	31.7	36.0	36.9	(11.8)	(11.4)
Research and development	2.5	2.4	2.5	6.9	(14.9)
Restructuring expenses	1.6	4.1	3.8	(61.8)	(0.7)
Asset impairment	0.7	—	0.1	N/A	(100.0)
Goodwill impairment	—	14.9	—	(100.0)	N/A
Litigation settlement	(0.9)	—	0.1	N/A	(68.7)
Acquisition costs	0.1	0.1	0.3	189.2	(85.7)
Other income	—	(0.6)	—	(100.0)	N/A
Other operating income	(0.1)	(0.3)	(0.2)	(71.7)	11.8
Operating income (loss)	3.4	(17.5)	(2.9)	(119.3)	N/A
Interest income	0.2	0.3	0.5	(13.8)	(48.0)
Interest expense, net	2.7	1.8	1.2	51.2	40.9
Other gain (loss), net	(0.6)	(0.3)	(0.2)	127.4	13.7
Earnings (loss) from continuing operations before income taxes	0.3	(19.3)	(3.8)	(101.4)	N/A
Income taxes expense	0.5	0.9	7.1	(38.9)	(88.7)
Net loss from continuing operations	(0.2)	(20.2)	(10.9)	(98.7)	68.7
Loss from discontinued operations, net of tax (benefit) expense of ($68), $247, and ($378)	(2.5)	(1.1)	(0.1)	115.6	583.2
Net loss	(2.7)	(21.3)	(11.0)	(87.1)	75.9
Less: gain (loss) attributable to non-controlling interests	—	(0.1)	—	(100.2)	828.1
Net loss attributable to Checkpoint Systems, Inc.	(2.7)%	(21.2)%	(11.0)%	(87.1)	75.4%

N/A - Comparative percentages are not meaningful.

Fiscal 2013 compared to Fiscal 2012

Net Revenues

During 2013, revenues decreased slightly by $0.2 million, or 0.0%, from $689.9 million to $689.7 million. Foreign currency translation had a negative impact on revenues of $2.3 million for the full year of 2013.

(amounts in millions)
Year ended	December 29, 2013 (Fiscal 2013)	December 30, 2012 (Fiscal 2012)	Dollar Amount Change Fiscal 2013 vs. Fiscal 2012	Percentage Change Fiscal 2013 vs. Fiscal 2012
		(As Restated)
Net Revenues:
Merchandise Availability Solutions	$456.1	$446.8	$9.3	2.1%
Apparel Labeling Solutions	182.2	187.4	(5.2)	(2.8)%
Retail Merchandising Solutions	51.4	55.7	(4.3)	(7.8)
Net Revenues	$689.7	$689.9	$(0.2)	—%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues increased $9.3 million, or 2.1%, in 2013 compared to 2012. Foreign currency translation had a negative impact of approximately $3.6 million. The adjusted increase of $12.9 million in MAS was due to increases in EAS consumables, Alpha® and Merchandise Visibility (RFID) . These increases were partially offset by a decrease in our business that supports shrink management in libraries (Library), CheckView® and EAS Systems.
EAS consumables revenues increased in 2013 as compared to 2012, primarily due to increased Hard Tag @ Source™ revenues in the U.S., Asia, and Europe resulting from increased volumes from both new and existing customers. EAS label revenues in the U.S. and Europe also contributed to the increase as a result of new protection programs with new and existing customers including the impact of recent market share wins in EAS systems. The increase in EAS label revenues was partially offset by decreased demand in Asia. Economic uncertainty and soft markets present an ongoing challenge to our revenue growth in consumable products. We expect our EAS consumables business to be favorably impacted in 2014 by our recent market share wins in our EAS systems business.

Alpha® revenues increased in 2013 as compared to 2012 due to strong sales in the U.S. with key customers in 2013 without comparable levels of demand in 2012. The increase was offset by declines in Europe and International Americas primarily due to large orders in 2012 without comparable demand in 2013. We expect our global Alpha® revenues in 2014 to remain constant despite significant competition entering the market. Growth is expected to be hindered due to lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

The Merchandise Visibility (RFID) revenues increased in 2013 as compared to 2012, primarily due to a substantial roll-out with RFID enabled technology in the U.S. The increase was partially offset by overall declines in Europe, primarily due to a substantial roll-out with RFID enabled technology in 2012, with less significant roll-outs in 2013. Our RFID business continues to gain traction with installations at several major retailers, with a significant roll-out with a major U.S. retailer completed, a significant roll-out with a major European retailer underway and the initial stages of a U.S. asset tracking roll-out also underway. We expect RFID revenues to increase and continue on their forecasted path for strong growth in 2014 as a result of asset tracking business delayed from 2013 to 2014, the conversion of certain pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Library revenues decreased in 2013 as compared to 2012, primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

We sold our U.S. and Canada CheckView® business in 2013. The results of this business are included in discontinued operations. We will continue to provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require a combined security solution. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in 2013 as compared to 2012.

EAS Systems revenues decreased in 2013 as compared to 2012, primarily due to a decline in Europe resulting from the lower volume of new product installations with existing customers. The decrease was offset by increases in the U.S. and Asia due to large roll-outs in 2013, including the impact of the initial stages of a large U.S. roll-out during the fourth quarter of 2013. We expect 2014 EAS Systems revenues to be unfavorably impacted by fewer product installations in Europe with our existing customers.

Apparel Labeling Solutions

Apparel Labeling Solutions revenues decreased $5.2 million, or 2.8%, in 2013 as compared to 2012. After considering the foreign currency translation positive impact of approximately $0.4 million, the $5.6 million decrease in revenues is driven by declines in sales volumes in the U.S. and Europe, as well as International Americas where we closed operations in 2012 as part of our Global Restructuring Plan. The weakness in these markets is broad based, but the decline in ALS revenues can also be attributed to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by an increase of ALS revenues in Asia as the result of increased sales with our strategic key accounts. The impact of revenue reductions that resulted from our ALS business rationalization more than offset the growth in key account revenue in Asia. We are experiencing strong demand from certain customers, with a continued cautious approach from others. The decrease in ALS revenues is also partially offset by increased RFID labels revenue in the U.S., Asia, and Europe resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. We expect modest growth in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.
Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $4.3 million, or 7.8%, in 2013 as compared to 2012. After considering the foreign currency translation positive impact of $0.9 million, the $5.2 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by soft economic conditions in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.
Gross Profit

During 2013, gross profit decreased $0.7 million, or 0.3%, from $269.8 million to $269.1 million . The negative impact of foreign currency translation on gross profit was approximately $1.9 million. Gross profit, as a percentage of net revenues, decreased slightly from 39.1% to 39.0%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues decreased to 42.9% in 2013, from 44.2% in 2012. The decrease in the gross profit percentage of Merchandise Availability Solutions was due primarily to lower margins in EAS systems, Library, and RFID. The decrease was partially offset by higher margins in Alpha® and EAS consumables. EAS systems and RFID margins were lower due to product and customer mix offset partially by a reduction in low margin roll-outs in Europe as well as the effects of our cost reductions. RFID margins were also negatively impacted as we continue pilot programs and make additional investments with new and existing customers. RFID margins were also impacted by increased field service costs resulting from a significant roll-out in the U.S. Library margins decreased, primarily due to the expiration of a licensing agreement in the U.S. Alpha® margins increased due to product mix and favorable manufacturing variances. EAS consumables margins increased due primarily to favorable manufacturing variances, driven by high volumes and improved utilization of our manufacturing facilities as a result of our restructuring activities.
Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 30.0% in 2013, from 25.1% in 2012. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are beginning to see positive gross margin impact most notably from business rationalization, inventory management, and improved efficiencies.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 36.7% in 2013 from 45.7% in 2012. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the full year impact of the movement of a portion of this business to a distributor model in 2012 and increased pension costs. Further, lower margins in 2013 were caused by increased inventory costs and unfavorable manufacturing variances related to lower volumes in HLS.
Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $29.3 million, or 11.8%, during 2013 compared to 2012. Foreign currency translation decreased SG&A expenses by approximately $0.2 million. The SG&A and enhanced Global Restructuring programs reduced expenses by approximately $30.4 million. Offsetting these cost reductions were increases in long-term incentive compensation, increased marketing efforts, costs associated with the CFO transition, and increases in external tax services. These increases were partially offset by decreases in SG&A expenses due to CEO transition costs recorded in 2012 without comparable expense in 2013, less amortization expense in 2013 due to fully amortized intangible assets, reductions in performance incentive compensation, reductions in bad debt expense of $0.3 million due to improved collection efforts, reductions in external legal and audit services and decreased payroll related costs associated with the 53 week fiscal year 2012.
Research and Development Expenses

Research and development (R&D) expenses were $17.5 million, or 2.5% of revenues, in 2013 and $16.4 million, or 2.4% of revenues in 2012, as we have increased our investment in the development of new products and solutions.
Restructuring Expenses

Restructuring expenses were $10.9 million, or 1.6% of revenues in 2013 compared to $28.4 million or 4.1% of revenues in 2012. The decrease is due to the expansion of the Global Restructuring Plan to include Project LEAN during the second quarter of 2012.
Asset Impairment
Asset impairment expense was $4.8 million, or 0.7% of revenues in 2013, without a comparable charge in 2012. The 2013 expense is detailed in the "Asset Impairments" section of Item 7 following "Liquidity and Capital Resources".
Goodwill Impairment

Goodwill impairment expense was $102.7 million, or 14.9% of revenues in 2012, without a comparable charge in 2013. The non-cash impairment expense in 2012 is detailed in the “Goodwill Impairments” section of Item 7.
Litigation Settlement

Litigation settlement in 2013 was a benefit of $6.6 million compared to $0.3 million of litigation settlement expense in 2012. The 2013 benefit is related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor. As a result, we reversed previously accrued charges for the attorneys' fees and costs of the defendants. The 2012 litigation settlement expense is attributable to a $0.3 million accrual recorded during the fourth quarter of 2012 related to the settlement of a service contract termination dispute.

Acquisition Costs

Acquisition Costs in 2013 were $1.0 million compared to $0.3 million in 2012. The increase in acquisition costs was primarily due to legal and other arbitration-related costs incurred in connection with the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other (Income) Expense

Other income was $3.9 million in 2012 without comparable expense in 2013. During 2012, compensation received from our insurance provider of $4.7 million for the financial impact of the fraudulent Canadian activities was partially offset by legal and forensic costs incurred in connection with the Canada matter.

Other Operating Income

Other operating income was $0.6 million, or 0.1% of revenues in 2013 compared to $2.0 million, or 0.3% of revenues in 2012. The 2013 other operating income includes $0.3 million of income attributable to the renewal and extension of sales-type lease arrangements and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.
The 2012 other operating income represents the gain on sale of our non-strategic Suzhou, China subsidiary, as well as income attributable to the renewal and extension of sales-type lease arrangements.
Interest Income and Interest Expense

Interest income in 2013 decreased $0.2 million from the comparable period in 2012. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during 2013 compared to 2012.
Interest expense for 2013 increased $6.4 million from the comparable period in 2012. The increase in interest expense was primarily due to make-whole premiums and write off of debt issuance costs of $9.2 million in 2013 in connection with payments of the 2010 Senior Secured Credit Facility and Senior Secured Notes compared to $2.3 million in make-whole premiums and write off of debt issuance costs in 2012.
Other Gain (Loss), net

Other gain (loss), net was a net loss of $3.9 million in 2013 compared to a net loss of $1.7 million in 2012. There was a $4.1 million foreign exchange loss during 2013 compared to a $1.7 million foreign exchange loss during 2012. The increased foreign exchange loss is primarily attributable to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.
Income Taxes

The effective tax rate for 2013 was 193.2% as compared to negative 4.5% for 2012. The 2013 effective tax rate was impacted by $9.2 million of debt modification expense without a tax benefit due to the U.S. valuation allowance. The 2012 tax rate was impacted by the 2012 goodwill impairment charges.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $17.2 million and $8.0 million in 2013 and 2012, respectively. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. We recognized a loss of $13.6 million on the sale of our U.S. and Canada based CheckView® business in 2013, including selling costs of $1.1 million, as well as $0.4 million of costs incurred to carve-out the U.S. and Canada CheckView® business from our enterprise resource planning system. In October 2012, we completed the sale of the Banking Security Systems Integration business unit, which was focused on the financial services sector and previously was part of our CheckView® business. As such, both businesses, which were included in our Merchandise Availability Solutions segment, are excluded from continuing operations.
Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $18.9 million, or $0.46 per diluted share, during 2013 compared to $146.5 million, or $3.57 per diluted share, during 2012. The weighted-average number of shares used in the diluted earnings per share computation was 41.5 million and 41.0 million for 2013 and 2012, respectively.

Fiscal 2012 compared to Fiscal 2011

Net Revenues

During 2011, revenues decreased by $68.5 million, or 9.0%, from $758.4 million to $689.9 million. Foreign currency translation had a negative impact on revenues of $25.0 million for the full year of 2012.

(amounts in millions)
Year ended	December 30, 2012 (Fiscal 2012)	December 25, 2011 (Fiscal 2011)	Dollar Amount Change Fiscal 2012 vs. Fiscal 2011	Percentage Change Fiscal 2012 vs. Fiscal 2011
	(As Restated)	(As Restated)
Net Revenues:
Merchandise Availability Solutions	$446.8	$484.7	$(37.9)	(7.8)%
Apparel Labeling Solutions	187.4	200.0	(12.6)	(6.3)
Retail Merchandising Solutions	55.7	73.7	(18.0)	(24.4)
Net Revenues	$689.9	$758.4	$(68.5)	(9.0)%

Merchandise Availability Solutions

Merchandise Availability Solutions revenues decreased $37.9 million, or 7.8%, in 2012 compared to 2011. Foreign currency translation had a negative impact of approximately $15.6 million. The remaining decrease of $22.3 million in Merchandise Availability Solutions was due to declines in EAS consumables, Alpha®, EAS systems and CheckView®. These decreases were partially offset by an increase in Merchandise Visibility (RFID).

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
The CheckView® revenue from continuing operations in Europe and Asia decreased in 2012 as compared to 2011 was due to the impact of the movement of a portion of this business to a distributor model, as well as lower volumes of installations and on-going services with existing customers. CheckView® has been dependent on new store openings and capital spending of our customers, all of which have been adversely impacted, and may continue to be impacted by, current economic trends. We significantly reduced our focus on CheckView® through our divestitures of our U.S. and Canada CheckView® business.
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
Apparel Labeling Solutions

Apparel Labeling Solutions decreased $12.6 million, or 6.3%, in 2012 compared to 2011. After considering the foreign currency translation negative impact of approximately $5.4 million, the remaining decrease of $7.2 million was due to a $25.5 million decline in organic revenues, primarily due to declines in sales volumes across Europe, the U.S., and International Americas. The weakness in these markets is broad based. A large portion of our European customer base includes hyper-markets and mainstream apparel retailers which have seen a significant impact from the economic downturn. In the U.S., retailers are recovering slowly. As a result, we have seen a cautious approach to purchases from apparel vendors that resulted in delays in peak season ordering. This decline in revenues was partially offset by the inclusion of $18.3 million in revenues attributable to the Shore to Shore businesses, which we acquired in May 2011.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $18.0 million, or 24.4%, in 2012 compared to 2011. After considering the foreign currency translation negative impact of approximately $4.0 million, the $14.0 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). Our Retail Merchandising Solutions business has also been negatively impacted by fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During 2012, gross profit decreased $38.1 million, or 12.4%, from $307.9 million to $269.8 million. The negative impact of foreign currency translation on gross profit was approximately $7.0 million. Gross profit, as a percentage of net revenues, decreased from 40.6% to 39.1%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues decreased to 44.2% in 2012, from 44.6% in 2011. The decrease in the gross profit percentage of Shrink Management Solutions was due primarily to lower margins in EAS consumables and Merchandise Visibility (RFID). The decrease was partially offset by higher margins in EAS systems and Alpha®. EAS consumables margins were lower due to the decline in higher margin Hard Tag @ Source revenues, as well as increased Hard Tag @ Source product costs. Merchandise Visibility (RFID) margins were lower due to the impact of a large roll-out with RFID enabled technology in Europe in 2012. EAS systems margins increased due to favorable manufacturing variances and decreased field service costs, primarily related to our restructuring efforts. Alpha margins increased due to decreased inventory costs as well as reduced shipping charges.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 25.1% in 2012, from 28.4% in 2011. Recent actions to restructure and right size our manufacturing footprint contributed to a temporary reduction in gross margins, including an impact on inventory reserves and shipping costs. The impact of the Shore to Shore acquisition also contributed to the decline. During the third quarter of 2012, we successfully implemented the initial phases of restructuring in Asia and North America and began to see positive gross margin impact starting near the end of the third quarter through the fourth quarter of 2012.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 45.7% in 2012, from 47.3% in 2011. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. Further, lower margins were caused by unfavorable manufacturing variances related to lower volumes in HLS in 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $32.0 million, or 11.4%, during 2012 compared to 2011. Foreign currency translation decreased SG&A expenses by approximately $7.8 million. The SG&A and enhanced Global Restructuring programs reduced expenses by $19.9 million. The Shore to Shore acquisition increased SG&A expense by $4.8 million. Also contributing to the decrease were declines in consulting, operations and shared services expenses resulting from the second quarter of 2011 North American and Caribbean implementation of our company wide ERP system, reductions in temporary staff added in the second quarter of 2011 to add capabilities required for future process and cost improvement initiatives, and decreased commissions expenses associated with the renewal/extension of sales-type leases in the second quarter of 2011. Reductions in stock-based compensation expense, bad debt expense, amortization expense on fully amortized intangible assets, and tax consulting fees also contributed to the decline. Partially offsetting the decrease were increases in performance incentive accruals, costs associated with the CEO transition, and increased payroll related costs associated with the 53 week fiscal year 2012.

Research and Development Expenses

Research and development (R&D) expenses were $16.4 million, or 2.4% of revenues, in 2012 and $19.3 million, or 2.5% of revenues in 2011.

Restructuring Expenses

Restructuring expenses were $28.4 million, or 4.1% of revenues in 2012 compared to $28.6 million or 3.8% of revenues in 2011.

Asset Impairments

Asset impairment expense was $0.6 million, or 0.1% of revenues in 2011, without a comparable charge in 2012. The 2011 expense is detailed in the “Asset Impairments” section of Item 7 following “Liquidity and Capital Resources.”

Goodwill Impairment

Goodwill impairment expense was $102.7 million, or 14.9% of revenues in 2012, without a comparable charge in 2011. The non-cash impairment expense in 2013 is detailed in the “Goodwill Impairments” section of Item 7.

Litigation Settlement Expense

Litigation settlement expense was $0.3 million in 2012 compared to $0.9 million in 2011. The 2012 litigation settlement expense is attributable to a $0.3 million accrual recorded during the fourth quarter of 2012 related to the settlement of a service contract termination dispute. The 2011 litigation settlement expense is attributable to a $0.9 million accrual recorded during the fourth quarter of 2011 related to a patent infringement counter suit in which we were found liable for the other party’s associated legal fees. We have submitted an appeal of the ruling to the Court but have accrued the full amount of the judgment.

Acquisition Costs

Acquisition costs in 2012 were $0.3 million compared to $2.3 million in 2011. The decrease in acquisition costs was primarily due to the closing of the acquisition of the Shore to Shore businesses in May 2011.

Other Income

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

Other Operating Income

Other operating income was $2.0 million, or 0.3% of revenues in 2012 compared to $1.8 million, or 0.2% of revenues in 2011. The 2012 other operating income represents the gain on sale of our non-strategic Suzhou, China subsidiary.

Interest Income and Interest Expense

Interest income in 2012 decreased $1.6 million from the comparable period in 2011. The decrease in interest income was primarily due to lower cash balances and decreased interest income recognized for sales-type leases during 2012 compared to 2011.

Interest expense for 2012 increased $3.6 million from the comparable period in 2011. The increase in interest expense was primarily due to the amendment of our 2010 Senior Secured Credit Facility and Senior Secured Notes, as well as a make-whole premium of $1.1 million on the Senior Secured Notes.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $1.7 million in 2012 compared to a net loss of $1.5 million in 2011. There was a $1.7 million foreign currency loss during 2012 compared to a $2.1 million foreign currency loss partially offset by $0.5 million of other income during 2011. During 2012 the primary drivers of the foreign currency loss were fluctuations in the value of the U.S. Dollar to the Euro and Sri Lankan Rupee and the Great British Pound to the Euro.

Income Taxes

The effective rate of tax at December 30, 2012 was negative 4.5%. At December 25, 2011, the effective tax rate was negative 183.7%. The 2012 tax rate was impacted by the 2012 goodwill impairment charges. The 2011 tax rate was impacted by a charge of $47.7 million to establish a valuation allowance on the U.S. Federal net deferred tax assets.

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

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $146.5 million, or $3.57 per diluted share, during 2012 compared to $83.5 million, or $2.06 per diluted share, during 2011. The weighted-average number of shares used in the diluted earnings per share computation was $41.0 million and $40.5 million for 2012 and 2011, respectively.
Other Matters

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," (ASU 2013-12) which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 31, 2013. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (ASU 2013-11). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. Early adoption is permitted. Our early adoption of ASU 2013-11 on a prospective basis as of December 29, 2013 resulted in a decrease to deferred tax assets and a decrease to other long-term liabilities. Refer to Note 12 of the Annual Report.
In December 2013, the FASB issued ASU 2013-12, "Definition of a Public Business Entity – An Addition to the Master Glossary," (ASU 2013-12). The amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The adoption of this standard is not expected to have a significant effect on our Consolidated Results of Operations and Financial Condition since we continue to be considered a public business entity.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Fluctuations in interest and foreign currency exchange rates affect our financial position and results of operations. We enter into forward exchange contracts denominated in foreign currency to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. We also enter into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. As of December 29, 2013, substantially all third party borrowings were in the functional currency of the subsidiary borrower. Additionally, we enter, on occasion, into interest rate swaps to reduce the risk of significant interest rate increases in connection with our floating rate debt. Based on the contractual interest rates on the floating rate debt at December 29, 2013, a hypothetical 10% increase in rates would increase cash outflows by approximately $0.2 million over a twelve-month period.

We are subject to foreign currency exchange risk on our foreign currency forward exchange contracts which represent an $18 thousand liability position as of December 29, 2013, and a $0.2 million asset position and $0.2 million liability position as of December 30, 2012. The sensitivity analysis assumes an instantaneous 10% change in foreign currency exchange rates from year-end levels, with all other variables held constant. At December 29, 2013, a 10% strengthening or 10% weakening of the U.S. dollar versus other currencies would result in an immaterial impact in the net asset position.

Foreign exchange forward contracts are used to hedge certain of our firm foreign currency cash flows. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the above sensitivity analysis for which the impact of a movement in exchange rates would be in the opposite direction and substantially equal to the impact on the instruments in the analysis. Certain of our foreign subsidiaries have restrictions on the remittance of funds generated by our operations outside of the U.S. At December 29, 2013, the majority of our unremitted earnings of subsidiaries outside the U.S. were deemed not to be permanently reinvested.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012 (As Restated)	60
Consolidated Statements of Operations for each of the years ended December 29, 2013, December 30, 2012 (As Restated) and December 25, 2011 (As Restated)	61
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 29, 2013, December 30, 2012 (As Restated) and December 25, 2011 (As Restated)	62
Consolidated Statements of Equity for the years period ended December 29, 2013, December 30, 2012 (As Restated) and December 25, 2011 (As Restated)	63
Consolidated Statements of Cash Flows for the years ended December 29, 2013, December 30, 2012 (As Restated) and December 25, 2011 (As Restated)	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedules, Schedule II - Valuation and Qualifying Accounts	152

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for non-routine complex transactions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2012 and 2011 consolidated financial statements to correct errors.

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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 31, 2014

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,573	$118,829
Accounts receivable, net of allowance of $12,404 and $13,242	167,864	175,141
Inventories	83,521	82,225
Other current assets	29,119	33,435
Deferred income taxes	9,108	9,297
Assets of discontinued operations held for sale	—	29,864
Total Current Assets	411,185	448,791
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,267	1,748
PROPERTY, PLANT, AND EQUIPMENT, net	75,067	88,044
GOODWILL	185,864	182,741
OTHER INTANGIBLES, net	78,166	94,090
DEFERRED INCOME TAXES	38,131	41,557
OTHER ASSETS	9,813	12,144
TOTAL ASSETS	$799,493	$869,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$435	$4,367
Accounts payable	67,203	63,982
Accrued compensation and related taxes	24,341	27,478
Other accrued expenses	41,580	55,345
Income taxes	2,439	2,560
Unearned revenues	9,011	15,530
Restructuring reserve	8,175	9,579
Accrued pensions — current	5,013	4,687
Other current liabilities	19,536	25,855
Liabilities of discontinued operations held for sale	—	9,688
Total Current Liabilities	177,733	219,071
LONG-TERM DEBT, LESS CURRENT MATURITIES	91,187	108,921
FINANCING LIABILITY	35,068	31,621
ACCRUED PENSIONS	99,677	98,189
OTHER LONG-TERM LIABILITIES	36,436	41,424
DEFERRED INCOME TAXES	13,067	15,580
COMMITMENTS AND CONTINGENCIES	—	—
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,484,524 and 44,763,404 shares	4,548	4,476
Additional capital	434,336	424,715
Retained earnings	(23,284)	(4,356)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	2,245	306
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	346,325	353,621
NON-CONTROLLING INTERESTS	—	688
TOTAL EQUITY	346,325	354,309
TOTAL LIABILITIES AND EQUITY	$799,493	$869,115

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)
Year ended	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Net revenues	$689,738	$689,920	$758,400
Cost of revenues	420,647	420,084	450,508
Gross profit	269,091	269,836	307,892
Selling, general, and administrative expenses	218,807	248,107	280,136
Research and development	17,524	16,400	19,269
Restructuring expenses	10,866	28,438	28,640
Asset impairment	4,820	—	592
Goodwill impairment	—	102,715	—
Litigation settlement	(6,584)	295	943
Acquisition costs	960	332	2,319
Other income	—	(3,907)	(179)
Other operating income	(578)	(2,043)	(1,827)
Operating income (loss)	23,276	(120,501)	(22,001)
Interest income	1,515	1,757	3,381
Interest expense, net	18,955	12,540	8,900
Other gain (loss), net	(3,936)	(1,731)	(1,523)
Earnings (loss) from continuing operations before income taxes	1,900	(133,015)	(29,043)
Income taxes expense	3,671	6,005	53,353
Net loss from continuing operations	(1,771)	(139,020)	(82,396)
Loss from discontinued operations, net of tax (benefit) expense of ($68), $247, and ($378)	(17,156)	(7,959)	(1,165)
Net loss	(18,927)	(146,979)	(83,561)
Less: gain (loss) attributable to non-controlling interests	1	(529)	(57)
Net loss attributable to Checkpoint Systems, Inc.	$(18,928)	$(146,450)	$(83,504)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.05)	$(3.37)	$(2.03)
Loss from discontinued operations, net of tax	$(0.41)	$(0.20)	$(0.03)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.46)	$(3.57)	$(2.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.05)	$(3.37)	$(2.03)
Loss from discontinued operations, net of tax	$(0.41)	$(0.20)	$(0.03)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.46)	$(3.57)	$(2.06)

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)
Year ended	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Net loss	$(18,927)	$(146,979)	$(83,561)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial income, net of tax expense of $449, $65, and $63	1,120	218	137
Change in realized and unrealized (losses) gains on derivative hedges, net of tax expense (benefit) of $139, ($71), and $31	(21)	(1,521)	1,165
Recognized gain (loss) on pension, net of tax benefit of $547, ($5,098), and ($1,029)	1,403	(12,797)	(2,571)
Prior service cost arising during period, net of tax expense of $0, $0, and $0	(158)	—	—
Foreign currency translation adjustment	(578)	187	4,622
Total other comprehensive income (loss), net of tax	$1,766	$(13,913)	$3,353
Comprehensive loss	$(17,161)	$(160,892)	$(80,208)
Less: comprehensive loss attributable to non-controlling interests	(172)	(528)	(55)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(16,989)	$(160,364)	$(80,153)

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.CONSOLIDATED STATEMENTS OF EQUITY

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 26, 2010 (As Reported)	43,843	$4,384	$407,383	$230,837	4,036	$(71,520)	$10,470	$—	$581,554
Cumulative Impact of Restatement				(5,239)			399		(4,840)
Balance, December 26, 2010 (As Restated)	43,843	$4,384	407,383	225,598	4,036	(71,520)	10,869	—	576,714
Net loss (As Restated)				(83,504)				(57)	(83,561)
Exercise of stock-based compensation and awards released	398	40	2,170						2,210
Tax benefit of stock-based compensation			77						77
Stock-based compensation expense			7,408						7,408
Deferred compensation plan			1,173						1,173
Non-controlling interest of acquired entities								1,271	1,271
Amortization of pension plan actuarial losses, net of tax							137		137
Change in realized and unrealized gains on derivative hedges, net of tax							1,165		1,165
Recognized loss on pension, net of tax							(2,571)		(2,571)
Foreign currency translation adjustment (As Restated)							4,620	2	4,622
Balance, December 25, 2011 (As Restated)	44,241	4,424	418,211	142,094	4,036	(71,520)	14,220	1,216	508,645
Net loss (As Restated)				(146,450)				(529)	(146,979)
Exercise of stock-based compensation and awards released	522	52	1,108						1,160
Tax benefit on stock-based compensation			(306)						(306)
Stock-based compensation expense			4,837						4,837
Deferred compensation plan			865						865
Amortization of pension plan actuarial losses, net of tax							218		218
Change in realized and unrealized loss on derivative hedges, net of tax							(1,521)		(1,521)
Recognized loss on pension, net of tax							(12,797)		(12,797)
Foreign currency translation adjustment (As Restated)							186	1	187
Balance, December 30, 2012 (As Restated)	44,763	$4,476	$424,715	$(4,356)	4,036	$(71,520)	$306	$688	$354,309
Net loss (earnings)				(18,928)				1	(18,927)
Exercise of stock-based compensation and awards released	721	72	2,489						2,561
Tax benefit on stock-based compensation			82						82
Stock-based compensation expense			6,369						6,369
Deferred compensation plan			681						681
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							1,120		1,120
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Recognized loss on pension, net of tax							1,403		1,403
Prior service cost arising during period, net of tax							(158)		(158)
Foreign currency translation adjustment							(405)	(173)	(578)
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$—	$346,325
See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
Year ended	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(18,927)	$(146,979)	$(83,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,373	30,369	36,278
Amortization of debt issuance costs	2,207	2,345	1,070
Interest on financing liability	2,082	1,893	977
Deferred taxes	(3,565)	(2,930)	40,888
Stock-based compensation	6,369	4,753	7,408
Provision for losses on accounts receivable	(435)	3,024	3,765
Excess tax benefit on stock compensation	(600)	(98)	(634)
Loss (gain) on disposal of fixed assets	564	(1,326)	106
Litigation settlement	(6,584)	295	943
Asset impairment	4,820	1,771	3,373
Goodwill impairment	—	106,348	3,411
Gain on sale of subsidiary	(248)	(1,657)	—
Loss on sale of discontinued operations	13,598	15	—
Restructuring-related asset impairment	1,211	6,506	7,843
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	12,903	26,317	(25,757)
Inventories	(948)	37,947	(23,947)
Other assets	4,947	7,828	(15,015)
Increase (decrease) in operating liabilities, net of the effects of acquired companies:
Accounts payable	1,954	(2,185)	1,064
Income taxes	(198)	(1,502)	(506)
Unearned revenues - current	(6,244)	(6,923)	9,351
Restructuring reserve	(1,598)	(8,178)	10,544
Other liabilities	(16,611)	4,732	2,326
Net cash provided by operating activities	21,070	62,365	(20,073)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(8,946)	(12,401)	(22,981)
Acquisitions of businesses, net of cash acquired	—	—	(75,937)
Change in restricted cash	—	291	15
Proceeds from sale of real estate	—	4,560	—
Net cash proceeds from the sale of discontinued operations	1,573	1,180	—
Net cash proceeds from the sale of subsidiary	227	2,250	—
Other investing activities	1,848	1,671	623
Net cash used in investing activities	(5,298)	(2,449)	(98,280)
Cash flows from financing activities:
Proceeds from stock issuances	4,073	1,653	2,210
Excess tax benefit on stock compensation	600	98	634
Proceeds from short-term debt	2,759	3,467	8,565
Payment of short-term debt	(2,561)	(11,869)	(7,895)
Net change in factoring and bank overdrafts	(877)	(8,932)	(4,364)
Proceeds from long-term debt	99,098	3,000	74,117
Payment of long-term debt	(112,664)	(20,498)	(67,370)
Proceeds from financing liability	—	—	31,407
Debt issuance costs	(1,765)	(2,085)	—
Net cash (used in) provided by financing activities	(11,337)	(35,166)	37,304
Effect of foreign currency rate fluctuations on cash and cash equivalents	(1,691)	747	1,908
Net increase (decrease) in cash and cash equivalents	2,744	25,497	(79,141)
Cash and cash equivalents:
Beginning of period	118,829	93,332	172,473
End of period	$121,573	$118,829	$93,332

See Notes to the Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Consolidated Financial Statements

We are restating herein our previously issued consolidated financial statements and the related disclosures for the years ended December 30, 2012 and December 25, 2011 and unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the accounting for the future extension of a sales-type lease arrangement in Spain during the second quarter ended June 26, 2011 (“Spain transaction”). The sale of the underlying customer receivables to a financial institution qualified as a legal sale and we recognized the proceeds net of amounts deferred for future deliverables of $17.4 million in other operating income in the second quarter ended June 26, 2011. During the review of the fourth quarter of 2013, we discovered that the 2011 extension arrangement represented the execution of forward starting leases. The recognition of a lease receivable is not permitted until such time as the commencement of a lease or the sale of an unrecognized financial asset (i.e. a right to future income). Accordingly, we reversed the other operating income recognized in fiscal 2011 related to this transaction and recorded other necessary adjustments in the interim and annual periods from the second quarter ended June 26, 2011 through the third quarter ended September 29, 2013.

The aggregate impacts of correcting the errors relating to the Spain transaction as of and for the years ended December 30, 2012 and December 25, 2011 were as follows:

(amounts in millions)	Restatement Adjustments to Previously Reported Income Statement - Income/(Expense)
For the Years ended	December 30, 2012	December 25, 2011
Net revenues	$(1.6)	$(5.6)
Cost of revenues	0.1	0.9
Other operating income	—	(17.4)
Operating income	(1.5)	(22.1)
Interest expense	(1.9)	(1.0)
Income taxes expense	1.0	6.9
Net loss	(2.4)	(16.2)

	Restatement Adjustments to Previously Reported Balance Sheet - Increase/(Decrease)
(amounts in millions)	December 30, 2012	December 25, 2011
Deferred income taxes	$7.6	$6.5
Other assets	1.0	1.0
Unearned revenues	(0.6)	(1.1)
Other current liabilities	—	0.1
Financing liability	31.6	29.3
Other long-term liabilities	(4.6)	(5.6)

The correction of the Spain transaction errors in the statement of cash flows for the year ended December 25, 2011 results in a decrease of $30.3 million in cash flows from operating activities and an increase of $31.4 million in cash provided by financing activities, with the remainder as an adjustment to the effect of foreign currency rate fluctuations on cash and cash equivalents.

We assessed the impact of these errors, including the impact of the previously disclosed out-of-period adjustments on our prior interim and annual financial statements and concluded that the combined impact of these errors was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in our consolidated financial statements in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

In addition to the Spain transaction resulting in the restatement of our previously issued consolidated financial statements, we also recorded certain other immaterial errors affecting the consolidated financial statements as of and for the years ended December 30, 2012 and December 25, 2011 that we included in our restatement adjustments:

•
Income tax adjustments - We corrected out of period income tax adjustments which had the combined effect of increasing net loss and decreasing total assets in fiscal 2011 by $0.2 million and decreasing net loss and retained earnings in fiscal 2012 by $0.2 million.

•
Balance sheet reclassifications - We recorded balance sheet classification adjustments which had the combined effect of decreasing total current liabilities by $6.8 million in fiscal 2012, increasing other long-term liabilities by $5.2 million, increasing accrued pension by $2.4 million, decreasing accumulated other comprehensive income by $1.7 million and decreasing total assets by $0.9 million. The largest single contributor to these adjustments was a correction of the gross-up of balance sheet accounts as of December 30, 2012 related to a transaction that should have been recorded during the first quarter of 2013. The impact of this adjustment was a decrease in accounts receivable and unearned revenues of $5.6 million and a decrease in accounts payable and other current assets of $4.9 million.

•
Other out of period adjustments - We recorded certain other out of period errors which were not individually material to the financial statements which had the combined effect in fiscal 2011 of increasing net loss by $0.6 million. In fiscal 2012, these adjustments had the combined effect of decreasing net loss by $1.6 million, increasing total assets by $1.6 million, increasing total current liabilities by $1.1 million and increasing long-term liabilities by $4.3 million. The cumulative impact of these adjustments in prior periods resulted in an adjustment to reduce the retained earnings beginning balance by $5.4 million in fiscal 2012. The largest single contributor to these adjustments was a correction of our deferred maintenance balances in certain European countries which increased unearned revenues by $2.2 million and increased other long-term liabilities by $4.3 million as of December 30, 2012. The impacts of this adjustment were decreases in net loss of $0.5 million and $47 thousand in fiscal 2012 and fiscal 2011, respectively.

The restatement adjustments related to the years prior to fiscal 2011 are reflected as an adjustment to the beginning retained earnings for fiscal 2011. The cumulative impact of these adjusting entries decreased retained earnings by $5.2 million, net of tax, as of the beginning of fiscal 2011.

The effect of the restatement on previously issued annual financial information as of and for the years ended December 30, 2012 and December 25, 2011 is set forth in this footnote. The effect of the restatement on the previously filed interim financial information is set forth in Note 20.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Balance Sheet as of December 30, 2012 and the previously reported Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for the fiscal years ended December 30, 2012 and December 25, 2011 to the corresponding financial statements for those years as restated.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,829	$—	$118,829
Accounts receivable, net of allowance of $13,242	177,173	(2,032)	175,141
Inventories	82,154	71	82,225
Other current assets	36,147	(2,712)	33,435
Deferred income taxes	8,930	367	9,297
Assets of discontinued operations held for sale	29,864	—	29,864
Total Current Assets	453,097	(4,306)	448,791
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,748	—	1,748
PROPERTY, PLANT, AND EQUIPMENT, net	107,184	—	88,044
GOODWILL	182,741	—	182,741
OTHER INTANGIBLES, net	74,950	—	94,090
DEFERRED INCOME TAXES	26,843	14,714	41,557
OTHER ASSETS	13,246	(1,102)	12,144
TOTAL ASSETS	$859,809	$9,306	$869,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,367	$—	$4,367
Accounts payable	68,929	(4,947)	63,982
Accrued compensation and related taxes	28,258	(780)	27,478
Other accrued expenses	54,425	920	55,345
Income taxes	2,560	—	2,560
Unearned revenues	17,035	(1,505)	15,530
Restructuring reserve	9,579	—	9,579
Accrued pensions — current	4,687	—	4,687
Other current liabilities	25,855	—	25,855
Liabilities of discontinued operations held for sale	9,688	—	9,688
Total Current Liabilities	225,383	(6,312)	219,071
LONG-TERM DEBT, LESS CURRENT MATURITIES	108,921	—	108,921
FINANCING LIABILITY	—	31,621	31,621
ACCRUED PENSIONS	95,839	2,350	98,189
OTHER LONG-TERM LIABILITIES	36,540	4,884	41,424
DEFERRED INCOME TAXES	15,580	—	15,580
COMMITMENTS AND CONTINGENCIES		—
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,763,404 shares	4,476	—	4,476
Additional capital	424,715	—	424,715
Retained earnings	18,392	(22,748)	(4,356)
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	795	(489)	306
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS’ EQUITY	376,858	(23,237)	353,621
NON-CONTROLLING INTERESTS	688	—	688
TOTAL EQUITY	377,546	(23,237)	354,309
TOTAL LIABILITIES AND EQUITY	$859,809	$9,306	$869,115

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)	December 30, 2012
For the Years ended	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$690,789	$(869)	$689,920
Cost of revenues	419,947	137	420,084
Gross profit	270,842	(1,006)	269,836
Selling, general, and administrative expenses	249,089	(982)	248,107
Research and development	16,400	—	16,400
Restructuring expenses	28,422	16	28,438
Goodwill impairment	102,715	—	102,715
Litigation settlement	295	—	295
Acquisition costs	332	—	332
Other (income) expense	(3,907)	—	(3,907)
Other operating income	(2,043)	—	(2,043)
Operating (loss) income	(120,461)	(40)	(120,501)
Interest income	1,757	—	1,757
Interest expense	10,647	1,893	12,540
Other gain (loss), net	(1,731)	—	(1,731)
Net loss from continuing operations before income taxes	(131,082)	(1,933)	(133,015)
Income taxes expense	7,364	(1,359)	6,005
Net loss from continuing operations	(138,446)	(574)	(139,020)
Loss from discontinued operations, net of tax expense of $247	(7,959)	—	(7,959)
Net loss	(146,405)	(574)	(146,979)
Less: loss attributable to non-controlling interests	(529)	—	(529)
Net loss attributable to Checkpoint Systems, Inc.	$(145,876)	$(574)	$(146,450)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(3.36)	$(0.01)	$(3.37)
Loss from discontinued operations, net of tax	$(0.20)	$—	$(0.20)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(0.01)	$(3.57)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(3.36)	$(0.01)	$(3.37)
Loss from discontinued operations, net of tax	$(0.20)	$—	$(0.20)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(3.56)	$(0.01)	$(3.57)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)	December 25, 2011
For the Years ended	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$763,749	$(5,349)	$758,400
Cost of revenues	451,459	(951)	450,508
Gross profit	312,290	(4,398)	307,892
Selling, general, and administrative expenses	279,791	345	280,136
Research and development	19,269	—	19,269
Restructuring expenses	28,640	—	28,640
Asset impairment	592	—	592
Litigation settlement	943	—	943
Acquisition costs	2,319	—	2,319
Other (income) expense	(179)	—	(179)
Other operating income	(19,262)	17,435	(1,827)
Operating (loss) income	177	(22,178)	(22,001)
Interest income	3,381	—	3,381
Interest expense	7,923	977	8,900
Other gain (loss), net	(1,523)	—	(1,523)
Net loss from continuing operations before income taxes	(5,888)	(23,155)	(29,043)
Income taxes expense	59,573	(6,220)	53,353
Net loss from continuing operations	(65,461)	(16,935)	(82,396)
Loss from discontinued operations, net of tax benefit of $378	(1,165)	—	(1,165)
Net loss	(66,626)	(16,935)	(83,561)
Less: loss attributable to non-controlling interests	(57)	—	(57)
Net loss attributable to Checkpoint Systems, Inc.	$(66,569)	$(16,935)	$(83,504)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.61)	$(0.42)	$(2.03)
Loss from discontinued operations, net of tax	$(0.03)	$—	$(0.03)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(1.64)	$(0.42)	$(2.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(1.61)	$(0.42)	$(2.03)
Loss from discontinued operations, net of tax	$(0.03)	$—	$(0.03)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(1.64)	$(0.42)	$(2.06)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Retained Earnings		Accumulated Other Comprehensive Income		Total Equity
(amounts in thousands)	As Previously Reported	As Restated in this Annual Report on Form 10-K	As Previously Reported	As Restated in this Annual Report on Form 10-K	As Previously Reported	As Restated in this Annual Report on Form 10-K
Balance, December 26, 2010	$230,837	$225,598	$10,470	$10,869	$581,554	$576,714
Net loss	(66,569)	(83,504)			(66,626)	(83,561)
Exercise of stock-based compensation and awards released					2,210	2,210
Tax benefit of stock-based compensation					77	77
Stock-based compensation expense					7,408	7,408
Deferred compensation plan					1,173	1,173
Non-controlling interest of acquired entities					1,271	1,271
Amortization of pension plan actuarial losses, net of tax			137	137	137	137
Change in realized and unrealized gains on derivative hedges, net of tax			1,165	1,165	1,165	1,165
Recognized loss on pension, net of tax			(2,571)	(2,571)	(2,571)	(2,571)
Foreign currency translation adjustment			3,540	4,620	3,542	$4,622
Balance, December 25, 2011	$164,268	$142,094	$12,741	$14,220	$529,340	$508,645
Net loss	(145,876)	(146,450)			(146,405)	(146,979)
Exercise of stock-based compensation and awards released					1,160	1,160
Tax benefit on stock-based compensation					(306)	(306)
Stock-based compensation expense					4,837	4,837
Deferred compensation plan					865	865
Amortization of pension plan actuarial losses, net of tax			218	218	218	218
Change in realized and unrealized loss on derivative hedges, net of tax			(1,521)	(1,521)	(1,521)	(1,521)
Recognized loss on pension, net of tax			(11,176)	(12,797)	(11,176)	(12,797)
Foreign currency translation adjustment			533	186	534	187
Balance, December 30, 2012	$18,392	$(4,356)	$795	$306	$377,546	$354,309

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)	December 30, 2012			December 25, 2011
Year ended	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net loss	$(146,405)	$(574)	$(146,979)	$(66,626)	$(16,935)	$(83,561)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial income, net of tax expense of $65 and $63	218	—	218	137	—	137
Change in realized and unrealized (losses) gains on derivative hedges, net of tax (benefit) expense of ($71) and $31	(1,521)	—	(1,521)	1,165	—	1,165
Recognized loss on pension, net of tax benefit of $4,410 and $1,029	(11,176)	(1,621)	(12,797)	(2,571)	—	(2,571)
Foreign currency translation adjustment	534	(347)	187	3,542	1,080	4,622
Total other comprehensive income (loss), net of tax	(11,945)	(1,968)	(13,913)	2,273	1,080	$3,353
Comprehensive loss	(158,350)	(2,542)	(160,892)	(64,353)	(15,855)	$(80,208)
Less: comprehensive loss attributable to non-controlling interests	(528)	—	(528)	(55)	—	(55)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(157,822)	$(2,542)	$(160,364)	$(64,298)	$(15,855)	$(80,153)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	December 30, 2012
Year ended	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(146,405)	(574)	$(146,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,714	—	30,369
Amortization of debt issuance costs	—	—	2,345
Interest on financing liability	—	1,893	1,893
Deferred taxes	(2,075)	(855)	(2,930)
Stock-based compensation	4,753	—	4,753
Provision for losses on accounts receivable	3,024	—	3,024
Excess tax benefit on stock compensation	(98)	—	(98)
Gain on disposal of fixed assets	(1,326)	—	(1,326)
Litigation settlement	—	—	295
Asset impairment	1,771	—	1,771
Goodwill impairment	106,348	—	106,348
Gain on sale of subsidiary	(1,657)	—	(1,657)
Loss on sale of discontinued operations	15	—	15
Restructuring-related asset impairment	6,506	—	6,506
Decrease in operating assets, net of the effects of acquired companies:
Accounts receivable	22,105	4,212	26,317
Inventories	37,748	199	37,947
Other current assets	5,357	2,471	7,828
Increase (decrease) in operating liabilities, net of the effects of acquired companies:
Accounts payable	2,631	(4,816)	(2,185)
Income taxes	(1,502)	—	(1,502)
Unearned revenues - current	(4,393)	(2,530)	(6,923)
Restructuring reserve	(8,178)	—	(8,178)
Other liabilities	4,875	152	4,732
Net cash provided by operating activities	62,213	152	62,365
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(12,401)	—	(12,401)
Change in restricted cash	291	—	291
Proceeds from sale of real estate	4,560	—	4,560
Net cash proceeds from the sale of discontinued operations	1,180	—	1,180
Net cash proceeds from the sale of subsidiary	2,250	—	2,250
Other investing activities	1,671	—	1,671
Net cash used in investing activities	(2,449)	—	(2,449)
Cash flows from financing activities:
Proceeds from stock issuances	1,653	—	1,653
Excess tax benefit on stock compensation	98	—	98
Proceeds from short-term debt	3,467	—	3,467
Payment of short-term debt	(11,869)	—	(11,869)
Net change in factoring and bank overdrafts	(8,932)	—	(8,932)
Proceeds from long-term debt	3,000	—	3,000
Payment of long-term debt	(20,498)	—	(20,498)
Debt issuance costs	(2,085)	—	(2,085)
Net cash used in financing activities	(35,166)	—	(35,166)
Effect of foreign currency rate fluctuations on cash and cash equivalents	750	(3)	747
Net increase in cash and cash equivalents	25,348	149	25,497
Cash and cash equivalents:
Beginning of year	93,481	(149)	93,332
End of year	$118,829	$—	$118,829

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)	December 25, 2011
Year ended	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(66,626)	$(16,935)	$(83,561)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	37,348	—	36,278
Amortization of debt issuance costs	—	—	1,070
Interest on financing liability	—	977	977
Deferred taxes	47,612	(6,724)	40,888
Stock-based compensation	7,408	—	7,408
Provision for losses on accounts receivable	3,765	—	3,765
Excess tax benefit on stock compensation	(634)	—	(634)
Loss on disposal of fixed assets	106	—	106
Litigation settlement	—	—	943
Asset impairment	3,373	—	3,373
Goodwill impairment	3,411	—	3,411
Restructuring-related asset impairment	7,843	—	7,843
(Increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	(25,567)	(190)	(25,757)
Inventories	(23,821)	(126)	(23,947)
Other current assets	(14,065)	(950)	(15,015)
Increase (decrease) in operating liabilities, net of the effects of acquired companies:
Accounts payable	1,064	—	1,064
Income taxes	(506)	—	(506)
Unearned revenues - current	10,780	(1,429)	9,351
Restructuring reserve	10,544	—	10,544
Other liabilities	8,350	(5,081)	2,326
Net cash provided by (used in) operating activities	10,385	(30,458)	(20,073)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(22,981)	—	(22,981)
Acquisitions of businesses, net of cash acquired	(75,937)	—	(75,937)
Change in restricted cash	15	—	15
Other investing activities	623	—	623
Net cash used in investing activities	(98,280)	—	(98,280)
Cash flows from financing activities:
Proceeds from stock issuances	2,210	—	2,210
Excess tax benefit on stock compensation	634	—	634
Proceeds from short-term debt	8,565	—	8,565
Payment of short-term debt	(7,895)	—	(7,895)
Net change in factoring and bank overdrafts	(4,364)	—	(4,364)
Proceeds from long-term debt	74,117	—	74,117
Payment of long-term debt	(67,370)	—	(67,370)
Proceeds from financing liability	—	31,407	31,407
Net cash provided by financing activities	5,897	31,407	37,304
Effect of foreign currency rate fluctuations on cash and cash equivalents	3,006	(1,098)	1,908
Net decrease in cash and cash equivalents	(78,992)	(149)	(79,141)
Cash and cash equivalents:
Beginning of year	172,473	—	172,473
End of year	$93,481	$(149)	$93,332

Nature of Operations

We are a leading global manufacturer and provider of technology-driven, loss prevention, inventory management and labeling solutions to the retail and apparel industry. We provide integrated inventory management solutions to brand, track, and secure goods for retailers and consumer product manufacturers worldwide. We are a leading provider of, and earn revenues primarily from the sale of Merchandise Availability, Apparel Labeling and Retail Merchandising Solutions. Merchandise Availability Solutions consists of electronic article surveillance (EAS) systems, EAS consumables, Alpha® solutions, store security system installations and monitoring solutions (CheckView®), and radio frequency identification (RFID) systems, software, tags and labels. Apparel Labeling Solutions includes our web-based data management service and network of service bureaus to manage the printing of variable information on price and promotional tickets, adhesive labels, fabric and woven tags and labels, and apparel branding tags. Retail Merchandising Solutions consists of hand-held labeling systems (HLS) and retail display systems (RDS). Applications of these products include primarily retail security, asset and merchandise visibility, automatic identification, and pricing and promotional labels and signage. Operating directly in 28 countries, we have a global network of subsidiaries and distributors, and provide customer service and technical support around the world.

Other Income

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

The total cumulative gross financial statement impact of the improper and fraudulent activities was approximately $5.2 million and impacted fiscal years 2005 through 2011 of which $1.1 million was recovered by us from the perpetrator during the fourth quarter of 2011, resulting in a net cumulative financial statement impact of $4.1 million. The fiscal year 2011 financial statement impact was $0.2 million income due to the recovery of $1.1 million offset by expense of $0.9 million. We incurred additional expenses related to the improper and fraudulent activities of $0.7 million during 2012. The financial statement impacts of the improper and fraudulent Canadian activities have been included in other income in the Consolidated Statements of Operations. We filed a claim during the second quarter of 2012 with our insurance provider for the unrecovered amount of the loss. On October 10, 2012, we received compensation of $4.7 million for the financial impact of the fraudulent Canadian activities from our insurance provider.

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

Fiscal Year

Our fiscal year is the 52 or 53 week period ending the last Sunday of December. References to 2013 and 2011 are for the 52 weeks ended December 29, 2013 and December 25, 2011, respectively; while references to 2012 are for the 53 weeks ended December 30, 2012.

Reclassifications

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to the current period presentation. In order to conform to the current period presentation, the As Restated amounts in this Annual Report include a balance sheet reclassification of internal-use software from property, plant and equipment to other intangibles and also include a statement of cash flows reclassification of amortization of debt issuance costs from depreciation and amortization.

Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In December 2011, we began actively marketing our Banking Security Systems Integration business unit and we completed its sale in October 2012. In December 2012, our U.S. and Canada based CheckView® business met held for sale reporting criteria. In connection with our decisions to sell these businesses, for all periods presented, the operating results associated with these businesses have been reclassified into earnings from discontinued operations, net of tax in the Consolidated Statements of Operations. The assets and liabilities associated with the U.S. and Canada based CheckView® business were adjusted to fair value, less costs to sell, and reclassified into assets of discontinued operations, net of tax and liabilities of discontinued operations, net of tax, as appropriate, in the Consolidated Balance Sheets. In April 2013, we completed the sale of our U.S and Canada based CheckView® business unit. Refer to Note 19 of the Consolidated Financial Statements.

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

In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the unrelated party holding the non-controlling interest. On June 24, 2013, we completed the sale of our 51% interest for which we received cash proceeds of $0.2 million (net of a stamp duty). The gain on sale of $0.2 million is recorded within other operating income on the Consolidated Statement of Operations.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued or available to be issued are reflected where appropriate or required in our financial statements.

Cash and Cash Equivalents

Cash in excess of operating requirements is invested in short-term, income-producing instruments or used to pay down debt. Cash equivalents include commercial paper and other securities with original maturities of three months or less at the time of purchase. Book value approximates fair value because of the short maturity of those instruments.

Accounts Receivable

Accounts receivables are recorded at net realizable values. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on specific facts and circumstances surrounding individual customers as well as our historical experience. Provisions for the losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible. From time to time, we sell customer related receivables to third party financial institutions and evaluate these transactions to determine if they meet the criteria for sale accounting treatment. If it is determined that the criteria for sale treatment is met, the receivables are removed from the Consolidated Balance Sheet and earnings are reported on the Consolidated Statement of Operations. If it is determined that the criteria for sale accounting treatment are not met, the receivables remain on the Consolidated Balance Sheet and the transaction is treated as a secured financing.

Cash proceeds from the sale of accounts receivable related to sales-type leases with customers to third party financial institutions totaled $29.3 million, $23.4 million, and $84.8 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. Proceeds from the initial sale of the accounts receivables are used to fund operations. This transaction meets the criteria for sale accounting treatment. We have presented the earnings of $0.4 million and $0.2 million recognized on the sale of the receivables separately in other operating income on the Consolidated Statements of Operations for the years ended December 29, 2013 and December 25, 2011, respectively. There was no comparable earnings for the year ended December 30, 2012.

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

Internal-Use Software

Included in intangible assets is the capitalized cost of internal-use software. We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over their estimated useful lives, which generally range from three to seven years. Costs incurred related to design or maintenance of internal-use software is expensed as incurred.

During 2009, we announced that we were in the initial stages of implementing a company-wide ERP system to handle the business and finance processes within our operations and corporate functions. As of December 29, 2013 and December 30, 2012, $11.0 million and $18.3 million, respectively, were recorded in intangibles related to portions of the ERP system that were placed in service. In the fourth quarter of 2013, through the budgeting process, working capital prioritization activities, and other strategic direction reviews, it was determined that our European ERP system implementation was no longer a strategic priority for 2014 through 2016. Therefore, during the fourth quarter of 2013, we recorded an impairment of the $4.7 million in internal-use software related to the European ERP system implementation. The impairment charge was recorded in asset impairment expense in the Consolidated Statement of Operations. We plan to implement our South China ALS ERP system by the end of 2016.

Goodwill

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as of fiscal month end October of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests. Reporting units are primarily determined as the geographic areas comprising our business segments, except in situations when aggregation of the reporting units is appropriate. Recoverability of goodwill is evaluated using a two-step process when we conclude a qualitative analysis is not sufficient. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The nonrecurring fair value measurement of goodwill is developed using significant unobservable inputs (Level 3). We considered whether applying a purely qualitative assessment of goodwill would be sufficient (i.e. a qualitative assessment without quantitative support and bypassing Step 1). Due to an impairment resulting from our most recent goodwill impairment test, we decided to proceed to Step 1 for all reporting units.

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

Other Assets

Included in other assets are $3.5 million and $6.0 million of net long-term customer-based receivables at December 29, 2013 and December 30, 2012, respectively.

Deferred Financing Costs

Financing costs are capitalized and amortized to interest expense over the life of the debt. The net deferred financing costs at December 29, 2013 and December 30, 2012 were $2.1 million and $2.6 million, respectively. The financing cost amortization expense was $2.2 million, $2.3 million, and $1.1 million, for 2013, 2012, and 2011, respectively.

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

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which are included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $11.1 million and $15.2 million as of December 29, 2013 and December 30, 2012, respectively. We record revenues net of an allowance for estimated return activities and pricing adjustments. Return activity was immaterial to revenue and results of operations for all periods presented.

Shipping and Handling Fees and Costs

Shipping and handling fees charged to our customers are accounted for in net revenues and shipping and handling costs in cost of revenues.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheet:

(amounts in thousands)	December 29, 2013	December 30, 2012
Balance at beginning of year	$3,995	$5,857
Accruals for warranties issued	4,665	5,205
Settlements made	(4,148)	(5,429)
Adjustment for discontinued operations	—	(1,668)
Foreign currency translation adjustment	9	30
Balance at end of period	$4,521	$3,995

Royalty Expense

Royalty expenses related to security products approximated $0.6 million, $0.2 million, and $0.2 million, in 2013, 2012, and 2011, respectively. These expenses are included as part of cost of revenues.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Year Ended	December 29, 2013	December 30, 2012	December 25, 2011
Weighted-average fair value of grants	$5.46	$4.38	$9.74
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.79%	52.08%	49.91%
Expected life (in years)	5.08	5.06	4.98
Risk-free interest rate	0.835%	0.750%	2.138%

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

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, for the year ended December 29, 2013 were as follows:

(amounts in thousands)	Pension Plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 30, 2012 (As Restated)	$(19,431)	$21	$19,716	$306
Other comprehensive (loss) income before reclassifications	538	—	182	720
Amounts reclassified from other comprehensive income (loss)	1,120	(21)	120	1,219
Net other comprehensive income (loss)	1,658	(21)	302	1,939
Balance, December 29, 2013	$(17,773)	$—	$20,018	$2,245

The significant items reclassified from each component of other comprehensive income (loss) for the year ended December 29, 2013 were as follows:

(amounts in thousands)
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(1,567)
Prior service cost (1)	(2)
	(1,569)	Total before tax
	449	Tax benefit
	$(1,120)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency revenue forecast contracts	$160	Cost of revenues
	160	Total before tax
	(139)	Tax expense
	$21	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$(120)	Other operating income
	(120)	Total before tax
	—	Tax expense
	$(120)	Net of tax

Total reclassifications for the period	$(1,219)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 13 of the Annual Report.

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," (ASU 2013-12) which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012, which for us was December 31, 2012, the first day of our 2013 fiscal year. Any required changes in presentation requirements and disclosures have been included in our Consolidated Financial Statements beginning with the first quarter ended March 31, 2013. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (ASU 2013-11). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. Early adoption is permitted. Our early adoption of ASU 2013-11 on a prospective basis as of December 29, 2013 resulted in a decrease to deferred tax assets and a decrease to other long-term liabilities. Refer to Note 12 of the Annual Report.
In December 2013, the FASB issued ASU 2013-12, "Definition of a Public Business Entity – An Addition to the Master Glossary," (ASU 2013-12). The amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The adoption of this standard is not expected to have a significant effect on our Consolidated Results of Operations and Financial Condition since we continue to be considered a public business entity.

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

Note 2. ACQUISITIONS

Fiscal 2011

On January 28, 2011, we entered into a Master Purchase Agreement. The Master Purchase Agreement outlines the general terms and conditions pursuant to which we agreed to acquire, through the acquisition of equity and/or assets, a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses”). The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our 2010 Senior Secured Credit Facility, and included the acquisition of the following:

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

During the second quarter of 2012, we finalized the purchase accounting of the acquisition of the Shore to Shore businesses. At June 24, 2012, the financial statements reflected the final allocation of the purchase price based on estimated fair values at the date of acquisition, including $17.1 million in Property, Plant, and Equipment, $7.1 million in Accounts Receivable, and $2.2 million in Inventories. This final allocation resulted in acquired goodwill of $59.7 million, of which $9.8 million is tax deductible, and intangible assets of $10.5 million. The intangible assets were composed of a non-compete agreement ($0.3 million), customer lists ($9.8 million), and trade names ($0.4 million). The useful lives were 5 years for the non-compete agreement, 10 years for the customer lists, and 7.5 months for the trade names. The results from the acquisition date through December 25, 2011 were included in the Apparel Labeling Solutions segment (revenues of $35.3 million and a net loss of $9 thousand).

The purchase price included a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. An arbitration process has required the seller to provide audited financial information related to the 2010 performance. When this information is received, the final adjustment to the purchase price will be reflected through earnings. Acquisition related costs incurred in connection with the transaction are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $1.0 million and $0.3 million for the years ended December 29, 2013 and December 30, 2012, respectively.

As we acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash, we classified the non-controlling interests as equity on our Consolidated Balance Sheets as of December 29, 2013 and

December 30, 2012, and presented net income attributable to non-controlling interests separately on our Consolidated Statement of Operations for the years ended December 29, 2013 , December 30, 2012 and December 25, 2011. The fair value of the non-controlling interest was estimated by applying a market approach. Key assumptions include control premiums associated with guideline transactions of entities deemed to be similar to Shore to Shore PVT Ltd. (Sri Lanka), and adjustments because of the lack of control that market participants would consider when measuring the fair value of the non-controlling interest. On June 24, 2013, we completed the sale of our 51% interest for which we received cash proceeds of $0.2 million (net of a stamp duty). The gain on sale of $0.2 million is recorded within other operating income on the Consolidated Statement of Operations.

Pro forma results of operations have not been presented individually or in the aggregate for this acquisition because the effects of the acquisition were not material to our Consolidated Financial Statements.

Note 3. INVENTORIES

Inventories consist of the following:

	December 29, 2013	December 30, 2012
(amounts in thousands)		(As Restated)
Raw materials	$18,040	$16,773
Work-in-process	2,901	6,554
Finished goods	62,580	58,898
Total	$83,521	$82,225

Note 4. REVENUE EQUIPMENT ON OPERATING LEASE AND PROPERTY, PLANT, AND EQUIPMENT

The major classes of revenue equipment on operating lease and property, plant and equipment are:

(amounts in thousands)	December 29, 2013	December 30, 2012
Revenue equipment on operating lease
Equipment rented to customers	$4,691	$3,522
Accumulated depreciation	(3,424)	(1,774)
Total revenue equipment on operating lease	$1,267	$1,748

Property, plant, and equipment
Land	$7,529	$8,894
Buildings	54,470	56,577
Machinery and equipment	141,393	148,736
Leasehold improvements	15,329	15,218
Construction in progress	1,400	1,059
	220,121	230,484
Accumulated depreciation	(145,054)	(142,440)
Total property, plant, and equipment	$75,067	$88,044

Property, plant, and equipment under capital lease had gross values of $1.4 million and $2.0 million and accumulated depreciation of $1.2 million and $1.5 million, as of December 29, 2013 and December 30, 2012, respectively.

Included in property, plant, and equipment as of December 29, 2013 and December 30, 2012, is the impact of asset impairment adjustments of $1.2 million and $6.5 million, respectively, related to our restructuring activities.

Depreciation expense on our revenue equipment on operating lease and property, plant, and equipment was $14.6 million, $17.3 million, and $22.3 million, for 2013, 2012, and 2011, respectively.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $78.2 million, and $94.1 million as of December 29, 2013 and December 30, 2012, respectively.

The following table reflects the components of intangible assets as of December 29, 2013 and December 30, 2012:

		December 29, 2013		December 30, 2012
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$83,063	$56,798	$81,895	$50,215
Trade name	1 to 30	30,256	19,346	29,379	18,108
Patents, license agreements	3 to 14	61,820	54,225	60,682	50,826
Internal-use software	3 to 7	24,039	12,358	28,327	9,187
Other	2 to 6	7,132	6,793	7,178	6,546
Total amortized finite-lived intangible assets		206,310	149,520	207,461	134,882

Indefinite-lived intangible assets:
Trade name		21,376	—	21,511	—
Total identifiable intangible assets		$227,686	$149,520	$228,972	$134,882

We recorded $11.8 million, $14.3 million, and $12.9 million of amortization expense for 2013, 2012, and 2011, respectively.
In the fourth quarter of 2013, through the budgeting process, working capital prioritization activities, and other strategic direction reviews, it was determined that our European ERP system implementation was no longer a strategic priority for 2014 through 2016. Therefore, during the fourth quarter of 2013, we recorded an impairment of $4.7 million recorded in internal-use software related to this portion of the ERP system implementation. The impairment charge was recorded in asset impairment expense on the Consolidated Statement of Operations. We plan to implement our South China ALS ERP system by the end of 2016.

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

As a result of impairment indicators in the fourth quarter of 2012, we performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in our European Retail Merchandising Solutions reporting unit to their carrying amounts. The undiscounted cash flow analysis resulted in no impairment charge in the quarter ended December 30, 2012. While we currently believe that our projected results will not result in future impairment, a continued deterioration in results could trigger a future impairment.

In December 2011, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.6 million impairment charge to the SIDEP trade name. In December 2013, as a result of our annual impairment test of our indefinite-lived trade names, we recorded a $0.1 million impairment charge to the remaining value of the SIDEP trade name. The impairment charges were recorded in asset impairment expense in the Merchandise Availability Solutions segment on the Consolidated Statement of Operations.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2014	$13,755
2015	$13,392
2016	$12,982
2017	$11,909
2018	$3,622

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

The changes in the carrying amount of goodwill by segments are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 25, 2011	$161,811	$62,584	$61,708	$286,103
Purchase accounting adjustment	—	1,624	$—	1,624
Discontinued operations	(3,263)	$—	$—	(3,263)
Impairment losses	—	(64,437)	(38,278)	(102,715)
Translation adjustments	483	229	280	992
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Segment reallocation	(2,116)	2,116	$—	—
Translation adjustments	2,242	—	881	3,123
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864

The following table reflects the components of goodwill as of December 29, 2013 and December 30, 2012:

	December 29, 2013			December 30, 2012
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, net
Merchandise Availability Solutions	$207,589	$48,432	$159,157	$208,835	$49,804	$159,031
Apparel Labeling Solutions	86,764	84,648	2,116	84,059	84,059	—
Retail Merchandising Solutions	138,098	113,507	24,591	133,707	109,997	23,710
Total goodwill	$432,451	$246,587	$185,864	$426,601	$243,860	$182,741

During fiscal 2011, we completed acquisitions which impacted goodwill and intangible assets. Refer to Note 2 of the Consolidated Financial Statements for more information on this acquisition, including any impact of purchase accounting adjustments.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The 2013 and 2011 annual assessments did not result in an impairment charge.

As of the date of our fiscal 2013 annual impairment test, the total fair values for the remaining reporting units in all of our segments exceeded their total carrying values by more than 54%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of the goodwill and indefinite lived intangible assets indicates that they exceed their respective carrying values, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in additional goodwill impairment losses. Specifically, an unanticipated deterioration in revenues and gross margins generated by our Merchandise Availability Solutions and Retail Merchandising Solutions segments could trigger future impairment in those segments.
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

Note 6. SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Short-term borrowings and current portion of long-term debt at December 29, 2013 and at December 30, 2012 consisted of the following:

(amounts in thousands)	December 29, 2013	December 30, 2012
Overdraft	$—	$568
Term loans	—	2,272
Other short-term borrowings	—	889
Current portion of long-term debt	435	638
Total short-term borrowings and current portion of long-term debt	$435	$4,367

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

In October 2009, we entered into a $12.0 million (€8.0 million) full-recourse factoring arrangement in Germany. In September 2012, $7.4 million (€5.7 million) was paid in order to extinguish this short-term full-recourse factoring agreement.

Note 7. LONG-TERM DEBT AND FINANCING LIABILITIES

Long-term debt at December 29, 2013 and December 30, 2012 consisted of the following:

(amounts in thousands)	December 29, 2013	December 30, 2012
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$90,000	$—
2010 Senior Secured Credit Facility:
$62 million variable interest rate revolving credit facility maturing in 2014	—	42,021
Senior Secured Notes:
$19 million 4.00% fixed interest rate Series A senior secured notes maturing in 2015	—	22,038
$19 million 4.38% fixed interest rate Series B senior secured notes maturing in 2016	—	22,038
$19 million 4.75% fixed interest rate Series C senior secured notes maturing in 2017	—	22,038
Full-recourse factoring liabilities	257	942
Other capital leases with maturities through 2018	1,365	482
Total(1)	91,622	109,559
Less current portion	435	638
Total long-term portion	$91,187	$108,921

(1)	The weighted average interest rates for 2013 and 2012 were 2.2% and 5.9%, respectively.

2013 Senior Secured Credit Facility
On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.
All obligations under the 2013 Senior Secured Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by certain domestic subsidiaries. Collateral under the 2013 Senior Secured Credit Facility includes a 100% stock pledge of domestic subsidiaries and a 65% stock pledge of all first-tier foreign subsidiaries, excluding our Japanese subsidiary. All domestic tangible and intangible personal property, excluding any real property with a value of less than $5 million, are also pledged as collateral.
Borrowings under the 2013 Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either (i) a spread ranging from 0.25% to 1.25% over the Base Rate (as described below), or (ii) a spread ranging from 1.25% to 2.25% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the 2013 Credit Agreement.  The “Base Rate” is the highest of (a) the Federal Funds Rate, plus 0.50%, (b) the Administrative Agent’s prime rate, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%.  Swingline loans bear interest of (i) a spread ranging from 0.25% to 1.25% over the Base Rate.  We pay an unused line fee ranging from 0.20% to 0.40% per annum on the unused portion of the 2013 Senior Secured Credit Facility.

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of December 29, 2013. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults.  Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
As of December 29, 2013, we incurred $1.8 million in fees and expenses in connection with the 2013 Senior Secured Credit Facility, which are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

As of December 29, 2013, $1.8 million, issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

2010 Senior Secured Credit Facility

On July 22, 2010, we entered into an Amended and Restated Senior Secured Credit Facility (“2010 Senior Secured Credit Facility”) with a syndicate of lenders. The 2010 Senior Secured Credit Facility provided us with a $125.0 million four-year senior secured multi-currency revolving credit facility.

On February 17, 2012, we entered into an amendment to our 2010 Senior Secured Credit Facility which increased the required leverage ratio covenant of adjusted EBITDA to total debt. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our 2010 Senior Secured Credit Facility ("July 2012 Amendment"), which contained several modifications. The July 2012 Amendment reduced the total commitment of the 2010 Senior Secured Credit Facility from $125.0 million to $75.0 million. The July 2012 Amendment reduced the sublimit for the issuance of letters of credit from $25.0 million to $5.0 million, reduced the sublimit for swingline loans from $25.0 million to $5.0 million, increased the required leverage ratio covenant of adjusted EBITDA to total debt and reduced the fixed charge covenant. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions. The July 2012 Amendment also contained a provision whereby if our cash balance exceeded $65 million as of weekly measurement dates, we were required to prepay any additional borrowings made subsequent to the July 2012 Amendments. This provision was effective until we were in compliance with our original covenant requirements for two consecutive quarters.

During the Waiver Period, the interest rate spread on the 2010 Senior Secured Credit Facility increased to a maximum of 4.25% over the Base Rate or 5.25% over the LIBOR rate. The “Base Rate” is the highest of (a) our lender's prime rate, (b) the Federal Funds rate, plus 0.50%, and (c) a daily rate equal to the one-month LIBOR rate, plus 1.00%. The unused line fee increased to a maximum of 1.00% per annum. The maximum was based in accordance with changes in our leverage ratio.

During the year ended December 30, 2012, we incurred $1.3 million in fees and expenses in connection with the July 2012 Amendment to the 2010 Senior Secured Credit Facility, which were capitalized and amortized over the term of the 2010 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $0.8 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in 2012.

On September 21, 2012, we repaid $6.1 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $75.0 million to $68.9 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $0.2 million of unamortized debt issuance costs. The cost was recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2012.

On June 28, 2013, we repaid $3.8 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $68.9 million to $65.1 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $71 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the second quarter of 2013.

On September 27, 2013, we repaid $2.7 million on the 2010 Senior Secured Credit Facility. Pursuant to the terms of the July 2012 Amendment, the repayment permanently reduced the outstanding borrowing capacity from $65.1 million to $62.4 million. In connection with the reduction in borrowing capacity of the 2010 Senior Secured Credit Facility, we recognized $38 thousand of unamortized debt issuance costs. The costs were recognized in interest expense on the Consolidated Statement of Operations in the third quarter of 2013.

On December 11, 2013, we repaid the $32.0 million outstanding under the 2010 Senior Secured Credit Facility and terminated the 2010 Senior Secured Credit Facility. In connection with the paydown, we recognized $0.3 million of unamortized debt issuance costs related to lenders that are not included in the 2013 Senior Secured Credit Facility in interest expense on the Consolidated Statement of Operations in the fourth quarter of 2013. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

Senior Secured Notes

Also on July 22, 2010, we entered into a Note Purchase and Private Shelf Agreement (the “Senior Secured Notes Agreement”) with a lender, and certain other purchasers party thereto (together with the lender, the “Purchasers”).

On February 17, 2012, we entered into an amendment to our Senior Secured Notes which increased the required leverage ratio covenant of adjusted EBITDA to total debt. Had we not received the amendment, we would have been in violation of the leverage ratio covenant as of March 25, 2012.

On July 31, 2012, we entered into an additional amendment to our Senior Secured Notes ("July 2012 Note Amendment"), which contained several modifications. The July 2012 Note Amendment increased the required leverage ratio covenant of adjusted EBITDA to total debt and reduced the fixed charge covenant. In addition, the July 2012 Amendment permitted divestitures, acquisitions and transfers of assets to non-credit parties, under certain conditions.

During the Waiver Period, and until such time as the financial covenants returned to the original covenants for two consecutive quarters, the coupon rate on the Senior Secured Notes increased to 5.75%, 6.13%, and 6.50% for the Series A Senior Secured Notes, Series B Senior Secured Notes, and Series C Senior Secured Notes, respectively.

During the year ended December 30, 2012, we incurred $1.4 million in fees and expenses in connection with the July 2012 Amendment to the Senior Secured Notes, of which $0.6 million were recognized in selling, general, and administrative expenses on the Consolidated Statement of Operations in 2012 and $0.8 million, which were capitalized and will be amortized over the term of the Senior Secured Notes to interest expense on the Consolidated Statement of Operations.

On September 21, 2012, we repaid $8.9 million in principal as well as a make-whole premium of $1.1 million related to the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $0.1 million of unamortized debt issuance costs. The unamortized debt issuance costs and make whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in 2012.

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

On December 11, 2013, we repaid the outstanding amounts of $55.6 million in principal as well as a make-whole premium of $7.3 million related to the Senior Secured Notes and terminated the Senior Secured Notes. In connection with the repayment on the Senior Secured Notes, we recognized $0.4 million of unamortized debt issuance costs. The unamortized debt issuance costs and make-whole premium fees were recognized in interest expense on the Consolidated Statement of Operations in the fourth quarter of 2013.

Other Long-Term Debt

In December 2013, we entered into a sale-lease-back transaction in Spain. As of December 29, 2013, the lease had a balance of $1.2 million (€0.9 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.0 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets.

In December 2009, we entered into a full-recourse factoring arrangement. The arrangement is secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that it desired to sell and the bank agreed, at its discretion, to buy. As of December 29, 2013 the factoring arrangements had a balance of $0.3 million (€0.2 million), of which $0.2 million (€0.1 million) was included in the current portion of long-term debt and $0.1 million (€0.1 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

The aggregate maturities on all long-term debt (including current portion) are:

(amounts in thousands)	Debt	Capital Leases	Total Debt
2014	$163	$272	$435
2015	91	272	363
2016	3	295	298
2017	—	254	254
2018	90,000	272	90,272
Thereafter	—	—	—
Total	$90,257	$1,365	$91,622

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.1 million and $31.6 million as of December 29, 2013 and December 30, 2012, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $2.1 million and $1.9 million in the years ended December 29, 2013 and December 30, 2012, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Note 8. STOCK-BASED COMPENSATION

At December 29, 2013, we had stock-based employee compensation plans as described below. For the years ended December 29, 2013, December 30, 2012, and December 25, 2011, the total compensation expense (included in selling, general, and administrative expense) related to these plans was $6.4 million, $4.7 million, and $7.3 million ($6.1 million, $4.5 million, and $7.1 million, net of tax), respectively.

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

As of December 29, 2013, there were 3,134,925 shares available for grant under the 2004 Plan.

Our 1992 Stock Option Plan (1992 Plan) allowed us to grant either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NSOs) to purchase up to 16,000,000 shares of common stock. Only employees were eligible to receive ISOs and both employees and non-employee directors of the Company were eligible to receive NSOs. On February 17, 2004, the Plan was amended to allow an independent consultant to receive NSOs. All ISOs under the 1992 Plan expire not more than ten years (plus six months in the case of NSOs) from the date of grant. Both ISOs and NSOs require a purchase price of not less than 100% of the fair market value of the stock at the date of grant. As of December 29, 2013, there were no shares available for grant under the 1992 Plan.

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

On February 17, 2011, RSUs were awarded to certain key employees of the Company as part of the LTIP 2011 plan. The number of shares for these units varies based on the Company achieving specific relative performance goals versus the Russell 2000 index during the January 2011 to December 2013 performance period. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $22.54 per share. At September 23, 2012, we assessed our performance versus the Russell 2000 index and determined that a portion of the goals identified in the plan would not be achieved. As a result, at September 23, 2012, we reversed $0.3 million of previously recognized compensation cost attributable to these goals. For fiscal year 2012, $0.1 million of income was charged against compensation expense. At September 29, 2013, we reversed $0.3 million of previously recognized compensation cost since it was determined that we would not achieve the remaining performance goals set forth in the plan.

On February 22, 2012, RSUs were awarded to certain of our key employees as part of the LTIP 2012 plan. The number of shares for these units varies based on the Company achieving certain levels of earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2012 to December 2014 performance period. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $11.93 per share. For fiscal year 2012, $0.1 million was charged to compensation expense. At September 29, 2013, we reversed $0.2 million of previously recognized compensation cost due to current and projected shortfalls in our EBIDTA growth compared to the LTIP 2012 plan requirements.
On July 24, 2012, RSUs were awarded to certain of our key employees as part of the LTIP Second Half 2012 plan. The number of shares for these units varies based on individual performance versus second half 2012 goals. These goals were developed for employees who can influence key metrics set forth in the new business strategy during the July 2012 to December 2012 performance period. The weighted average price for these RSUs was $7.59 per share. The value of these units was charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. For fiscal year 2012, $0.6 million was charged to compensation expense for the LTIP Second Half 2012 Plan. Final assessment of these goals was completed in the second quarter of 2013, resulting in a reversal of $0.1 million of compensation expense. At May 1, 2013, 74,321 units vested at a grant price of $7.59 per share. These RSUs reduce the shares available to grant under the 2004 Omnibus Incentive Compensation Plan (2004 Plan).
On February 27, 2013, RSUs were awarded to certain of our key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. For the year ended December 29, 2013, 42 thousand was charged to compensation expense. As of December 29, 2013, total unamortized compensation expense for these grants was $0.1 million. As of December 29, 2013, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.
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
On May 2, 2013, a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of December 29, 2013, the fair value of the award is $0.61 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the year ended December 29, 2013, $0.1 million was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of December 29, 2013, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 43.12%, (ii) risk-free rate of 0.40%, and (iii) an expected dividend yield of zero.
Stock Options

Option activity under the principal option plans as of December 29, 2013 and changes during the year then ended were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2012	2,744,057	$17.24	5.01	$1,321
Granted	132,367	12.32
Exercised	(236,014)	11.35
Forfeited or expired	(189,750)	15.23
Outstanding at December 29, 2013	2,450,660	$17.70	4.35	$4,285
Vested and expected to vest at December 29, 2013	2,361,755	$18.00	4.19	$3,787
Exercisable at December 29, 2013	1,981,057	$19.38	3.44	$2,040

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 29, 2013, December 30, 2012, and December 25, 2011, was $0.8 million, $0.1 million, and $1.1 million, respectively.

As of December 29, 2013, $0.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Cash received from option exercises and purchases under the ESPP for the year ended December 29, 2013 was $4.1 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment units totaled $0.3 million and $0.1 million for the fiscal years ended December 29, 2013 and December 30, 2012. We have applied the “Short-cut” method in calculating the historical windfall tax benefits. All tax short falls will be applied against this windfall before being charged to earnings.

Restricted Stock Units

We issue service-based restricted stock units with vesting periods up to five years. These awards are valued using their intrinsic value on the date of grant. The compensation expense is recognized straight-line over the vesting term.

Nonvested service-based restricted stock units as of December 29, 2013 and changes during the year ended December 29, 2013 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	563,106	0.79	$21.14
Granted	568,533		$12.19
Vested	(249,944)		$14.49
Forfeited	(29,187)		$14.05
Nonvested at December 29, 2013	852,508	0.64	$17.36
Vested and expected to vest at December 29, 2013	813,428	0.58
Vested at December 29, 2013	52,500	—

The total fair value of restricted stock awards vested during 2013 was $4.2 million as compared to $2.2 million during 2012. As of December 29, 2013, there was $2.4 million unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Other Compensation Arrangements

During fiscal 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.9 million at December 29, 2013, of which $1.2 million, $1.2 million, and $0.6 million was expensed for the years ended December 29, 2013, December 30, 2012, and December 25, 2011, respectively. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments in 2013, 2012, and 2011 include payments for interest of $16.3 million, $8.7 million, and $6.7 million, respectively, and also includes payments for income taxes of $10.8 million, $10.8 million, and $17.9 million, respectively.

In January 2011, we entered into an agreement to acquire the business of Shore to Shore, through the acquisition of equity and/or assets, which together is a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million. The purchase price was funded by $66.7 million of cash from operations and $9.2 million of borrowings under our 2010 Senior Secured Credit Facility. The acquisition payment, net of cash acquired, is reflected in the acquisition of businesses line within investing activities on the Consolidated Statement of Cash Flows.

At December 29, 2013, December 30, 2012 and December 25, 2011, we accrued $1.1 million, $0.5 million and $2.3 million respectively of capital expenditures. These amounts were excluded from the Consolidated Statements of Cash Flows at December 29, 2013, December 30, 2012, and December 25, 2011 since they represent non-cash investing activities. Accrued capital expenditures at December 29, 2013, December 30, 2012, and December 25, 2011 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Also excluded from the Consolidated Statements of Cash Flows for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 are $0.1 million, $27 thousand, and $0.1 million, respectively, of new capital lease obligations and related capitalized assets.

Business Acquisitions

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Fair value of tangible assets acquired, less cash acquired	$—	$—	$28,535
Goodwill and identified intangible assets	—	—	68,458
Liabilities assumed	—	—	(20,270)
Payment obligation	—	—	(786)
Cash paid for acquisitions	$—	$—	$75,937

Note 10. STOCKHOLDERS’ EQUITY

The components of accumulated other comprehensive income at December 29, 2013 and at December 30, 2012 are as follows:

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Actuarial losses on pension plans, net of tax	$(16,794)	$(19,159)
Derivative hedge contracts, net of tax	—	21
Foreign currency translation adjustment	19,039	19,444
Total	$2,245	$306

Note 11. EARNINGS PER SHARE

For fiscal years 2013, 2012, and 2011, basic earnings per share are based on net earnings divided by the weighted average number of shares outstanding during the period. The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations and the weighted average number of shares of dilutive potential common stock:

(amounts in thousands, except per share data)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Basic earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(1,772)	$(138,491)	$(82,339)
Basic loss from discontinued operations, net of tax (benefit) expense of ($68), $247, and ($378)	$(17,156)	$(7,959)	$(1,165)
Diluted earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(1,772)	$(138,491)	$(82,339)
Diluted loss from discontinued operations, net of tax (benefit) expense of ($68), $247, and ($378)	$(17,156)	$(7,959)	$(1,165)
Shares:
Weighted average number of common shares outstanding	41,128	40,476	40,070
Shares issuable under deferred compensation agreements	393	524	462
Basic weighted average number of common shares outstanding	41,521	41,000	40,532
Common shares assumed upon exercise of stock options and awards	—	—	—
Shares issuable under deferred compensation arrangements	—	—	—
Dilutive weighted average number of common shares outstanding	41,521	41,000	40,532
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.05)	$(3.37)	$(2.03)
Loss from discontinued operations, net of tax	(0.41)	(0.20)	(0.03)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.46)	$(3.57)	$(2.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.05)	$(3.37)	$(2.03)
Loss from discontinued operations, net of tax	(0.41)	(0.20)	(0.03)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.46)	$(3.57)	$(2.06)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive potential common shares for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 were as follows:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Weighted average potential common shares associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,368	3,107	2,380

(1)
Adjustments for stock options and awards of 361 shares, 61 shares and 329 shares and deferred compensation arrangements of 21 shares, 12 shares and 11 shares were anti-dilutive in fiscal 2013, 2012 and 2011, respectively. These shares were therefore excluded from the earnings per share calculation due to our net loss for the years.

Note 12. INCOME TAXES

The domestic and foreign components of earnings from continuing operations before income taxes are:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Domestic	$(11,014)	$(54,066)	$(41,647)
Foreign	12,914	(78,949)	12,604
Total	$1,900	$(133,015)	$(29,043)

Provision for income taxes:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Currently payable
Federal	$(2,218)	$2,544	$365
State	73	88	99
Puerto Rico	(275)	354	23
Foreign	9,519	5,949	11,978
Total currently payable	7,099	8,935	12,465

Deferred
Federal	3,701	(792)	49,394
State	35	227	527
Puerto Rico	314	763	(377)
Foreign	(7,478)	(3,128)	(8,656)
Total deferred	(3,428)	(2,930)	40,888
Total provision	$3,671	$6,005	$53,353

Deferred tax assets/liabilities at December 29, 2013 and December 30, 2012 consist of:

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Inventory	$4,472	$5,390
Accounts receivable	2,279	2,732
Capitalized research and development costs	22,986	21,173
Financing liability	9,168	7,627
Net operating loss and foreign tax credit carryforwards	101,396	99,207
Interest carryforward	6,691	6,017
Deferred revenue	988	1,321
Pension	13,221	13,558
Uncertain tax positions	11,190	8,876
Deferred compensation	2,871	3,630
Stock based compensation	8,756	7,506
Depreciation	1,851	1,753
Other	4,847	7,102
Valuation allowance	(145,508)	(141,474)
Deferred tax assets	45,208	44,418
Intangibles	10,756	8,327
Unremitted earnings	2,983	3,081
Deferred tax liabilities	13,739	11,408
Net deferred tax assets	$31,469	$33,010

We have corrected the disclosure presentation of our net operating loss and foreign tax credit carryforwards and the valuation allowance by $37.0 million to properly reflect their gross positions as of December 30, 2012. This revision of our 2012 presentation is necessary from a disclosure perspective only and has no impact on our previously reported 2012 Consolidated Balance Sheet or Statement of Operations. Other adjustments have been made to 2012 figures in the table above to be more consistent with the current year.

A net correction of $5.2 million was recorded in our Consolidated Balance Sheet as of December 30, 2012. The correction reclassified competent authority assets of $7.6 million from other long-term liabilities to deferred tax assets. Additionally, we corrected the classification of $2.4 million of unrecognized tax benefits from other long-term liabilities to deferred tax assets.

Our early adoption of ASU 2013-11 on a prospective basis as of December 29, 2013 resulted in a decrease to deferred tax assets and a decrease to other long-term liabilities.

At December 29, 2013, we had $29.2 million of net operating loss carryforwards (tax effected) in certain non-U.S. jurisdictions. Of these, $22.3 million have no expiration, and the remaining $6.9 million will expire in future years through 2023. In the U.S., there were approximately $13.5 million of federal and $6.9 million of state net operating loss carryforwards, which will expire in future years through 2033. Of the $13.5 million of federal net operating loss carryforwards, $5.3 million is subject to IRC § 382 limitations.

In the U.S., a $1.5 million, $1.1 million and $3.5 million windfall benefit on stock compensation occurred in 2013, 2011 and 2010, respectively.  We have not recorded these amounts to additional capital or increased its related net operating loss carryforward due to the fact that the windfall benefits have not reduced income taxes payable. There was no windfall benefit on stock compensation in 2012. We have adopted a “with and without” approach with regards to utilization of windfall benefits.

At December 29, 2013, we had U.S. foreign tax credit carryforwards of $50.9 million with expiration dates ranging from 2015 to 2023.

We operate under tax holidays in other countries, which are effective through dates ranging from 2015 through 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

In accordance with ASC 740, "Accounting for Income Taxes", we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income from multiple lines of business across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances.  We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.  At December 29, 2013 and December 30, 2012, we had net deferred tax assets of $31.5 million and $33.0 million, respectively.

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

We have not recorded a valuation allowance on the net German deferred tax asset and continue to rely on a tax planning action that was executed in the fourth quarter of 2011 and has provided evidence during 2012 and 2013 to support the realization of the German deferred tax assets. The German tax planning action does not significantly rely on our global earnings to utilize German deferred tax assets.

In May 2011, we acquired a retail apparel and footwear product identification business which designs, manufactures and sells tags and labels, brand protection, and EAS solutions/labels (collectively, the “Shore to Shore businesses”) through the acquisition of equity and/or assets. As of December 25, 2011, we established a preliminary opening net deferred tax liability of $3.0 million. In addition, we established $3.1 million of income tax liabilities related to uncertain tax positions in pre-acquisition tax years. The income tax adjustments related to purchase accounting for the Shore to Shore businesses were finalized in 2012. Our preliminary opening net deferred tax liability increased to $3.1 million and the income tax liabilities related to uncertain tax positions in pre-acquisition years was increased to $7.1 million.

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

During 2013, negative evidence arose in the form of cumulative losses in various jurisdictions in which we established $0.9 million of valuation allowance during the year. Offsetting this amount is a $1.0 million release in valuation allowance related to Belgium, as positive evidence arose in the form of cumulative income.

Undistributed earnings of certain foreign subsidiaries for which taxes have not been provided approximate $4.0 million as of December 29, 2013. Such undistributed earnings are considered to be indefinitely reinvested in foreign operations. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

In the fourth quarter of 2011, we changed our assertion on unremitted earnings for certain foreign subsidiaries, primarily due to pressure on our leverage ratio for debt covenants. This resulted in the repatriation of foreign earnings in order to reduce worldwide debt to the levels stipulated by our covenants and the projected future cash impact of our refined business strategy. Our assertion on unremitted earnings remains unchanged in 2013.

As of December 29, 2013, we provided a deferred tax liability of approximately $3.0 million primarily for withholding taxes associated with future repatriation of earnings for certain subsidiaries. We have not provided deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such earnings.

A reconciliation of the tax provision at the statutory U.S. Federal income tax rate with the tax provision at the effective income tax rate follows:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Tax provision at the statutory federal income tax rate	$665	$(46,555)	$(10,165)
Unremitted earnings	60	690	1,430
Non-deductible permanent items	1,677	1,566	1,747
Non-deductible goodwill impairment	—	32,503	—
State and local income taxes, net of federal benefit	82	(467)	890
Losses for which no tax benefit recognized and release of allowance on current year income	(165)	38,606	14,160
Effect of foreign operations	1,041	(19,198)	(2,487)
Potential tax contingencies	160	(1,052)	(582)
Change in valuation allowance	(125)	283	47,684
Stock based compensation	315	994	366
Other	(39)	(1,365)	310
Tax provision at the effective tax rate	$3,671	$6,005	$53,353

Included in the effect of foreign operations is the U.S. tax impact of certain foreign income inclusions. Due to the U.S. valuation allowance, there was no related impact on overall tax expense in 2013, 2012 and 2011.

We have corrected the disclosure presentation of our effect of foreign operations and losses for which no tax benefit recognized and release of allowance of $37.0 million on current year income to properly reflect their gross impact in 2012. This revision of this historical presentation is necessary from a disclosure perspective only and has no impact on our previously reported 2012 and 2011 Consolidated Balance Sheet or Statement of Operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

( amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)	(As Restated)
Gross unrecognized tax benefits at beginning of year	$24,436	$22,543	$18,841
Increases in tax positions for prior years	910	225	997
Decreases in tax positions for prior years	(1,083)	(1,068)	(44)
Increases in tax positions for current year	4,003	5,209	1,506
Settlements	—	(683)	(443)
Acquisition reserves	—	1,166	4,640
Lapse in statute of limitations	(1,674)	(2,956)	(2,954)
Gross unrecognized tax benefits at end of year	$26,592	$24,436	$22,543

We have corrected the disclosure presentation of our gross unrecognized tax benefits as of December 30, 2012 and December 25, 2011 by $8.1 million and $6.7 million, respectively, to properly reflect the exclusion of competent authority assets between our various jurisdictions.

As of December 30, 2013 and December 29, 2012, $19.6 million and $21.7 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of other long term liabilities on the consolidated balance sheet.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.1 million and $18.9 million at December 29, 2013 and December 30, 2012, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011, we recognized interest and penalties of $0.1 million, $(0.8) million, and $1.5 million, respectively, in the statement of operations. At December 29, 2013 and December 30, 2012, we have accrued interest and penalties related to unrecognized tax benefits of $4.4 million and $4.3 million, respectively.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within the next twelve months. Due to the potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next twelve months by a range of $4.9 million to $13.7 million.

We are currently under audit in the following major jurisdictions: Germany - 2006 to 2009, Finland - 2005 to 2009, India - 2010, United States - 2011. The following major jurisdictions have tax years that remain subject to examination: Germany - 2006 to 2013, United States - 2010 to 2013, China - 2010 to 2013 and Hong Kong - 2007 to 2013. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

Note 13. EMPLOYEE BENEFIT PLANS

Under our defined contribution savings plans, eligible employees may make basic (up to 6% of an employee’s earnings) and supplemental contributions. We match in cash 50% of the participant’s basic contributions. Company contributions vest to participants in increasing percentages over one to five years of service. Our contributions under the plans approximated $1.1 million, $1.4 million, and $1.5 million, in 2013, 2012, and 2011, respectively.

Generally, all employees in the U.S. may participate in our U.S. Savings Plan. All full-time employees of the Canada subsidiary who have completed three months of service may participate in our Registered Retirement Savings Plan.

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

On May 31, 2012, at the 2012 Annual Meeting of Shareholders of Checkpoint, our shareholders amended the ESPP in order to increase the number of shares of the Company’s common stock reserved for issuance under the ESPP by 400,000 shares to an aggregate of 1,050,000 shares. Our expense for this plan in fiscal 2013, 2012 and 2011 was $0.4 million, $0.4 million, and $0.6 million, respectively. As of December 29, 2013, there were 231,197 shares authorized and available to be issued. During fiscal year 2013, 169,143 shares were issued under this plan as compared to 139,135 shares in 2012 and 100,475 shares in 2011.

We maintain deferred compensation plans for executives and non-employee directors. The executive deferred compensation plan allows certain executives to defer portions of their salary and bonus (up to 50% and 100%, respectively) into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests in thirds at each calendar year end for three years following the match. For executives over the age of 55 years old, the matching contribution vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. The unvested match is considered in the calculation of diluted earnings per share. Our match into the deferred stock account under the executive plan for fiscal years 2013, 2012, and 2011 were approximately $0.1 million, $0.2 million, and $0.2 million, respectively. The match will be expensed ratably over a three year vesting period for executives under 55 years old and immediate for those older than 55 years.

The director deferred compensation plan allows non-employee directors to defer their compensation into a deferred stock account. All deferrals in this plan are matched 25% by the Company. The match vests immediately. The settlement of this deferred stock account is required by the plan to be made only in Company common stock. The deferral shares held in the deferred compensation plan are considered outstanding for purposes of calculating basic and diluted earnings per share. Our match into the deferred stock account under the director’s plan approximated $56 thousand, $24 thousand, and $40 thousand for fiscal years 2013, 2012, and 2011, respectively.

Pension Plans

We maintain several defined benefit pension plans, principally in Europe. The plans covered approximately 6% of the total workforce at December 29, 2013. The benefits accrue according to the length of service, age, and remuneration of the employee. We recognize the funded status of our defined benefit postretirement plans in our consolidated balance sheet.

The amounts recognized in accumulated other comprehensive income at December 29, 2013, and December 30, 2012 consist of:

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Prior service costs	$172	$10
Actuarial losses	26,452	28,938
Total	26,624	28,948
Deferred tax	(8,851)	(9,517)
Net	$17,773	$19,431

The amounts included in accumulated other comprehensive income at December 29, 2013 and expected to be recognized in net periodic pension cost during the year ending December 28, 2014 is as follows:

(amounts in thousands)	December 28, 2014
Prior service costs	$12
Actuarial loss	1,547
Total	$1,559

We expect to make contributions of $5.4 million during the year ending December 28, 2014.

The pension plans included the following net cost components:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Service cost	$1,081	$851	$972
Interest cost	3,537	3,874	4,418
Expected return on plan assets	103	41	155
Amortization of actuarial loss	1,567	224	50
Amortization of transition obligation	—	57	129
Amortization of prior service costs	2	2	2
Net periodic pension cost	6,290	5,049	5,726
Settlement loss	—	—	46
Curtailment loss (gain)	—	72	(104)
Total pension expense	$6,290	$5,121	$5,668

The table below sets forth the funded status of our plans and amounts recognized in the accompanying Consolidated Balance Sheets.

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Change in benefit obligation
Net benefit obligation at beginning of year	$104,364	$84,674
Service cost	1,081	851
Interest cost	3,537	3,874
Actuarial loss	(1,538)	18,556
Gross benefits paid	(4,773)	(4,324)
Plan curtailments	—	(575)
Plan settlements	—	(295)
Plan amendments	158	—
Foreign currency exchange rate changes	4,200	1,603
Net benefit obligation at end of year	$107,029	$104,364

Change in plan assets
Fair value of plan assets at beginning of year	$1,488	$1,406
Actual return on assets	330	(5)
Employer contributions	5,206	4,686
Gross benefits paid	(4,773)	(4,324)
Plan settlements	—	(295)
Foreign currency exchange rate changes	88	20
Fair value of plan assets at end of year	$2,339	$1,488

Reconciliation of funded status
Funded status at end of year	$(104,690)	$(102,876)

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Amounts recognized in accrued benefit consist of:
Accrued pensions — current	$5,013	$4,687
Accrued pensions	99,677	98,189
Net amount recognized at end of year	$104,690	$102,876
Other comprehensive income attributable to prior service cost arising during year	$158	$—
Accumulated benefit obligation at end of year	$101,341	$99,028

The following table sets forth additional fiscal year-ended information for pension plans for which the accumulated benefit is in excess of plan assets:

(amounts in thousands)	December 29, 2013	December 30, 2012
		(As Restated)
Projected benefit obligation	$107,029	$104,364
Accumulated benefit obligation	$101,341	$99,028
Fair value of plan assets	$2,339	$1,488

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation are as follows:

	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)
Weighted average assumptions for year-end benefit obligations:
Discount rate(1)	3.52%	3.28%
Expected rate of increase in future compensation levels	2.53%	2.52%
Weighted average assumptions for net periodic benefit cost development:
Discount rate(1)	3.53%	4.77%	5.27%
Expected rate of return on plan assets	4.50%	5.25%	5.75%
Expected rate of increase in future compensation levels	2.52%	2.52%	2.52%
Measurement Date:	December 31, 2013	December 31, 2012	December 31, 2011

(1)	Represents the weighted average rate for all pension plans.

In developing the discount rate assumption for each country, we use a yield curve approach. The yield curve is based on the AA rated bonds underlying the Barclays Capital corporate bond index. The weighted average discount rate was 3.52% in 2013 and 3.28% in 2012. We calculate the weighted average duration of the plans in each country, then select the discount rate from the appropriate yield curve which best corresponds to the plans' liability profile.

The majority of our pension plans are unfunded plans. The expected rate of the return was developed using the historical rate of returns of the foreign government bonds currently held. This resulted in the selection of the 4.50% long-term rate of return on asset assumption. For funded plans, all assets are held in foreign government bonds.

The benefits expected to be paid over the next five years and the five aggregated years after:

(amounts in thousands)
2014	$5,014
2015	$5,058
2016	$5,074
2017	$5,215
2018	$5,276
2019 through 2023	$27,408

The following table provides a summary of the fair value of the Company's pension plan assets at December 29, 2013 utilizing the fair value hierarchy discussed in Note 14:

(amounts in thousands)	Total Fair Value Measurement December 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global insurance assets	$2,339	$—	$—	$2,339

All investments consist of fixed-income global insurance. The investment objective of fixed-income funds is to maximize investment return while preserving investment principal.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the year ended December 29, 2013 is presented below:

(amounts in thousands)	Balance as of December 30, 2012	Actual Return on Plan Assets, Relating to Assets Still Held at the Reporting Date	Actual Return on Plan Assets, Relating to Assets Sold During the Period	Purchases, Sales and Settlements	Transfer into / (out of) Level 3	Change due to Exchange Rate Changes	Balance as of December 29, 2013
Asset Category
Global insurance assets	$1,488	$376	$—	$461	$(77)	$91	$2,339
Total Level 3 Assets	$1,488	$376	$—	$461	$(77)	$91	$2,339

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

Because our derivatives are not listed on an exchange, we values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. Our methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement December 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Foreign currency forward exchange contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

(amounts in thousands)	Total Fair Value Measurement December 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$179	$—	$179	$—
Foreign currency revenue forecast contracts	14	—	14	—
Total assets	$193	$—	$193	$—

Foreign currency forward exchange contracts	$208	$—	$208	$—
Total liabilities	$208	$—	$208	$—

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in accumulated other comprehensive income for the years ended December 29, 2013 and December 30, 2012:

(amounts in thousands)	December 29, 2013	December 30, 2012
Beginning balance, net of tax	$21	$1,542
Changes in fair value gain, net of tax	—	481
Reclass to earnings, net of tax	(21)	(2,002)
Ending balance, net of tax	$—	$21

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at December 29, 2013 and December 30, 2012 are summarized in the following table:

	December 29, 2013		December 30, 2012
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$90,000	$90,000	$—	$—
2010 Senior secured credit facility	$—	$—	$42,021	$42,021
Senior secured notes	$—	$—	$66,114	$66,549

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to us for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. Both the 2010 Senior Secured Credit Facility and the Senior Secured Notes were extinguished as of December 29, 2013 and therefore no longer require any fair value measurement.

Nonrecurring Fair Value Measurements

During the second quarter of 2012, due to the declines in operating results in our segments, a change in management, and a revised strategic focus, we determined that impairment triggering events had occurred and that an assessment of goodwill was warranted. This resulted in the Company’s assessment that the carrying value of the Apparel Labeling Solutions reporting unit exceeded its fair value. The carrying amount was written down to its implied fair value of zero. This resulted in a $64.4 million goodwill impairment charge that was recorded in goodwill impairment expense in the Apparel Labeling Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a discounted cash flow valuation methodology. Refer to Note 5 of the Consolidated Financial Statements.

During the fourth quarter of 2012, in connection with our annual impairment test, goodwill with a carrying amount of $61.5 million was written down to its implied fair value of $23.2 million. This resulted in a $38.3 million goodwill impairment charge that was recorded in goodwill impairment expense in the Retail Merchandising Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a discounted cash flow valuation methodology. Refer to Note 5 of the Consolidated Financial Statements.

In 2011, as a result of our annual impairment test, our SIDEP indefinite-lived trade name with a carrying amount of $0.8 million was written down to its implied fair value of $0.2 million. This resulted in a $0.6 million impairment charge that was recorded in asset impairment in the Merchandise Availability Solutions segment on the Consolidated Statement of Operations.

In 2013, as a result of our annual impairment test, we wrote down the SIDEP indefinite-lived trade name down to its impaired fair value of zero. This resulted in a $0.1 million impairment charge that was recorded in asset impairment in Merchandise Availability Solutions segment on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using the relief from royalty income valuation approach. Refer to Note 5 of the Consolidated Financial Statements.

In the fourth quarter of 2013, through the budgeting process, working capital prioritization activities, and other strategic direction reviews, a portion of our ERP system implementation costs with a carrying amount of $4.7 million was written down to its implied fair value of zero. This resulted in an impairment charge of $4.7 million that was recorded in asset impairment expense in the on the Consolidated Statement of Operations. The nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). The fair value was computed using a discounted cash flow valuation methodology. Refer to Note 5 of the Consolidated Financial Statements.

Severance costs included in our restructuring charges are calculated using internal estimates and are therefore classified as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

Accrued restructuring costs for lease termination liabilities of $0.3 million were valued using a discounted cash flow model during the year ended December 29, 2013. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. We recorded $0.2 million in additional expense related to fair value adjustments to existing lease termination liabilities of $0.4 million during the year ended December 29, 2013. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the year ended December 29, 2013 of $1.2 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $1.6 million were written down to their fair values of $0.4 million. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 15 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012:

	December 29, 2013				December 30, 2012
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency revenue forecast contracts	Other current assets	$—	Other current liabilities	$—	Other current assets	$14	Other current liabilities	$—
Total derivatives designated as hedging instruments		—		—		14		—
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	—	Other current liabilities	18	Other current assets	179	Other current liabilities	208
Total derivatives not designated as hedging instruments		—		18		179		208
Total derivatives		$—		$18		$193		$208

The following tables present the amounts affecting the Consolidated Statement of Operations for the years ended December 29, 2013, December 30, 2012, and December 25, 2011:

	December 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of sales	$(161)	$11

	December 30, 2012
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$507	Cost of sales	$(1,994)	$102

	December 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges
Foreign currency revenue forecast contracts	$(658)	Cost of sales	$(1,792)	$(296)

	December 29, 2013		December 30, 2012		December 25, 2011
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments
Foreign exchange forwards and options	$(404)	Other gain (loss), net	$261	Other gain (loss), net	$(155)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of December 29, 2013, we had currency forward exchange contracts with notional amounts totaling approximately $3.3 million. The fair values of the forward exchange contracts were reflected as $18 thousand liability included in other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Beginning in the second quarter of 2008, we entered into various foreign currency contracts to reduce our exposure to forecasted Euro-denominated inter-company revenues. These contracts were designated as cash flow hedges. As of December 29, 2013, there were no outstanding foreign currency revenue forecast contracts. The purpose of these cash flow hedges is to eliminate the currency risk associated with Euro-denominated forecasted inter-company revenues due to changes in exchange rates. These cash flow hedging instruments are marked to market and the changes are recorded in other comprehensive income. Amounts recorded in other comprehensive income are recognized in cost of goods sold as the inventory is sold to external parties. Any hedge ineffectiveness is charged to other gain (loss), net on our Consolidated Statements of Operations. As of December 29, 2013, there were no unrealized gains or losses recorded in other comprehensive income. During the year ended December 29, 2013, a $0.2 million benefit related to these foreign currency hedges was recorded to cost of goods sold as the inventory was sold to external parties. We recognized no hedge ineffectiveness during the year ended December 29, 2013.

Aggregate foreign currency transaction losses in 2013, 2012, and 2011, were $4.1 million, $1.7 million, and $2.1 million, respectively, and are included in other gain (loss), net on the Consolidated Statements of Operations.

Additionally, there were no deferrals of gains or losses on currency forward exchange contracts at December 29, 2013.

Note 15. PROVISION FOR RESTRUCTURING

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially complete by the third quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan will impact over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are expected to approximate $78 million to $81 million by the end of the first quarter of 2014, with $60 million to $63 million in total anticipated costs for the Global Restructuring Plan and $18.0 million of costs incurred for the SG&A Restructuring Plan, which is substantially complete. During the fourth quarter of 2013, after additional cost savings reviews, we expanded some of the existing initiatives of Project LEAN, and therefore our total expected costs as well as the completion date for the plan were adjusted. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 were as follows:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
		(As Restated)
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,421	$16,945	$11,115
Asset impairments	1,210	6,506	7,761
Other exit costs	2,389	5,084	519
SG&A Restructuring Plan
Severance and other employee-related charges	(222)	(86)	7,015
Asset impairments	—	—	72
Other exit costs	68	64	2,203
Manufacturing Restructuring Plan
Severance and other employee-related charges	—	—	(146)
Other exit costs	—	(75)	101
Total	$10,866	$28,438	$28,640

Restructuring accrual activity for the years ended December 29, 2013, and December 30, 2012, were as follows:

(amounts in thousands)
Fiscal 2013	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 29, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(3)	$7,752	$9,799	$(2,378)	$(7,469)	$197	$7,901
Other exit costs(1)	460	2,389	—	(2,763)	(20)	66
SG&A Restructuring Plan
Severance and other employee-related charges(3)	1,206	104	(326)	(780)	4	208
Other exit costs(2)	161	68	—	(228)	(1)	—
Total	$9,579	$12,360	$(2,704)	$(11,240)	$180	$8,175

(1)
During 2013, there was a net charge to earnings of $2.4 million primarily due to lease termination costs, inventory and equipment moving costs, restructuring agent costs, legal cost, and gains/losses on sale of assets in connection with the restructuring plan.

(2)	During 2013, there was a net charge to earnings of $0.1 million primarily due to lease termination costs in connection with the restructuring plan.

(3)
During 2013, there was a severance charge reversed to earnings of $(2.7) million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments. The eliminations and replacements were primarily the result of our change in management and strategic vision in 2013.

(amounts in thousands)
Fiscal 2012	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at December 30, 2012
		(As Restated)		(As Restated)
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges(3)	$9,710	$21,558	$(4,613)	$(19,044)	$141	$7,752
Other exit costs(1)	—	5,084	—	(4,616)	(8)	460
SG&A Restructuring Plan
Severance and other employee-related charges(3)	6,718	1,100	(1,186)	(5,363)	(63)	1,206
Other exit costs(2)	1,109	64	—	(1,012)	—	161
Manufacturing Restructuring Plan
Other exit costs	75	—	(75)	—	—	—
Total	$17,612	$27,806	$(5,874)	$(30,035)	$70	$9,579

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

(3)
During 2012, there was a severance charge reversed to earnings of $(5.8) million primarily due to eliminations of individuals from the plans, replacements of individuals in the plans with other individuals, resignations, and other final accrual adjustments. The eliminations and replacements were primarily the result of our change in management and strategic vision in 2012.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially complete by the third quarter of 2014.

As of December 29, 2013, the net charge to earnings of $11.0 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. The anticipated total costs related to the plan are expected to approximate $60 million to $63 million, of which $59.1 million have been incurred. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN since inception is approximately 2,273, of which 2,139 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

In the year ended December 29, 2013, the net charge reversed to earnings of $0.2 million represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Manufacturing Restructuring Plan

In August 2008, we announced a manufacturing and supply chain restructuring program designed to accelerate profitable growth in our Apparel Labeling Solutions (ALS) business, formerly Check-Net®, and to support incremental improvements in our EAS systems and labels businesses.

The total number of employees affected by the Manufacturing Restructuring Plan was 420, all of which have been terminated. As of December 25, 2011, the implementation of the Manufacturing Restructuring Plan is substantially complete, with total costs incurred to date of $4.1 million.

Note 16. COMMITMENTS AND CONTINGENCIES

We lease certain production facilities, offices, distribution centers, and equipment. Rental expense for all operating leases approximated $10.9 million, $15.4 million, and $17.3 million, in 2013, 2012, and 2011, respectively.

Future minimum payments for operating leases and capital leases having non-cancelable terms in excess of one year at December 29, 2013 are:

(amounts in thousands)	Capital Leases	Operating Leases	Total
2014	$366	$9,610	$9,976
2015	342	6,641	6,983
2016	343	5,021	5,364
2017	284	2,875	3,159
2018	282	2,429	2,711
Thereafter	—	1,578	1,578
Total minimum lease payments	$1,617	$28,154	$29,771
Less: amounts representing interest	252
Present value of minimum lease payments	$1,365

Contingencies

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraphs.

Matter related to All-Tag Security S.A., et al

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (“Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “ Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that our Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the Patent and the enforceability of the Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285.Defendants sought approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013.

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of December 29, 2013, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

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

Note 18. BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The years ended December 29, 2013, December 30, 2012 and December 25, 2011 have been conformed to reflect the segment change.

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

The business segment information set forth below is that viewed by the chief operating decision maker:

(A)	Business Segments

(amounts in thousands)	December 29, 2013		December 30, 2012		December 25, 2011
			(As Restated)		(As Restated)
Business segment net revenue:
Merchandise Availability Solutions	$456,101	(1)	$446,798	(2)	$484,710	(3)
Apparel Labeling Solutions	182,259		187,419		200,024
Retail Merchandising Solutions	51,378		55,703		73,666
Total	$689,738		$689,920		$758,400
Business segment gross profit:
Merchandise Availability Solutions	$195,568		$197,308		$216,349
Apparel Labeling Solutions	54,672		47,050		56,720
Retail Merchandising Solutions	18,851		25,478		34,823
Total gross profit	269,091		269,836		307,892
Operating expenses	245,815	(4)	390,337	(5)	329,893	(6)
Interest expense, net	(17,440)		(10,783)		(5,519)
Other gain (loss), net	(3,936)		(1,731)		(1,523)
Earnings (loss) from continuing operations before income taxes	$1,900		$(133,015)		$(29,043)

Business segment total assets:
Merchandise Availability Solutions	$550,801		$607,770
Apparel Labeling Solutions	174,797		174,480
Retail Merchandising Solutions	73,895		86,865
Total	$799,493		$869,115

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $192.9 million, $128.1 million and $102.3 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $194.9 million, $121.4 million and $95.9 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $202.1 million, $136.4 million and $113.7 million, respectively, representing more than 10% of total revenue.

(4)
Includes a $10.9 million restructuring charge, a $4.8 million asset impairment, a $1.2 million charge related to our CFO transition, a $1.0 million acquisition charge, a benefit of $6.6 million due to a litigation ruling reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

(5)
Includes a $102.7 million goodwill impairment charge, a $28.4 million restructuring charge, a $2.9 million charge related to our CEO transition, $0.3 million in acquisition costs, a $0.3 million litigation settlement, $3.9 million of income resulting from compensation for the financial impact of the fraudulent Canadian activities received from our insurance provider, partially offset by charges for forensic and legal fees associated with the improper and fraudulent Canadian activities, and a $1.7 million gain on sale of our non-strategic Suzhou, China subsidiary.

(6)
Includes an $28.6 million restructuring charge, $2.3 million in acquisition costs, a $0.9 million litigation settlement, a $0.6 million intangible asset impairment, and income of $0.2 million charge related to improper and fraudulent Canadian activities.

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

The following table shows net revenues, and other financial information by geographic area for the years 2013, 2012, and 2011:

(amounts in thousands)	United States, Puerto Rico, & Dominican Republic		Europe		International Americas	Asia Pacific		Total
2013
Net revenues from unaffiliated customers	$203,171	(1)	$255,610	(2)	$32,523	$198,434		$689,738
Long-lived assets	$8,430	(3)	$13,524		$1,432	$52,948	(4)	$76,334
2012 (As Restated)
Net revenues from unaffiliated customers	$184,905	(5)	$276,028	(6)	$37,131	$191,856		$689,920
Long-lived assets	$9,799	(7)	$15,158		$2,255	$62,580	(8)	$89,792
2011 (As Restated)
Net revenues from unaffiliated customers	$192,384	(9)	$341,295		$35,193	$189,528		$758,400

(1)	Includes net revenue from the United States of $203.2 million.

(2)	Includes net revenue from Germany of $81.7 million.

(3)	Includes long-lived assets from the United States of $8.4 million.

(4)	Includes long-lived assets from China and Japan of $33.8 million and $9.8 million, respectively.

(5)	Includes net revenue from the United States of $184.9 million.

(6)	Includes net revenue from Germany of $74.8 million.

(7)	Includes long-lived assets from the United States of $9.7 million.

(8)	Includes long-lived assets from China and Japan of $36.1 million and $12.8 million, respectively.

(9)	Includes net revenue from the United States of $192.2 million.

Note 19. DISCONTINUED OPERATIONS

Banking Security Systems Integration

On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, we received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. The selling price is also subject to a contingent consideration payment up to a maximum amount of $0.9 million. The contingent payment is based on the purchaser's revenues for the first year of its ownership of the Banking Security Systems Integration business unit. If these revenues exceed $10 million, we are entitled to a contingent payment amount of 10.0% of the revenues above $10.0 million, subject to certain adjustments, not to exceed a total contingent consideration payment of $0.9 million. The loss on sale of the Banking Security Systems Integration business unit of $15 thousand was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 30, 2012. In the fourth quarter of 2013, we received the contingent payment of $13 thousand, which is recorded through discontinued operations in the Consolidated Statement of Operations for the year ended December 29, 2013.
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
The results for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 have been reclassified to show the results of operations for the Banking Security Systems Integration business unit as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Net revenue	$—	$10,751	$13,565
Gross profit	—	1,335	2,541
Selling, general, & administrative expense	—	2,550	4,095
Restructuring expenses	—	—	113
Asset impairment	—	1,442	2,781
Goodwill impairment	—	370	3,411
Operating loss	—	(3,027)	(7,859)
Gain (loss) on disposal	13	(15)	—
Gain (loss) from discontinued operations before income taxes	13	(3,042)	(7,859)
Gain (loss) from discontinued operations, net of tax (1)	$13	$(3,042)	$(7,514)

(1)
As this business was located in the U.S. and a full valuation allowance was recorded in the U.S., there was no tax impact on the discontinued operations for the years ended December 29, 2013 and December 30, 2012.

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

U.S and Canada CheckView®

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

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We initially recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the closing balance sheet. In the fourth quarter of 2013, the buyer disputed some amounts on the closing balance sheet. As a result, we recorded a payable to the buyer of $0.9 million as a working capital adjustment based on the buyer’s preliminary review of the final closing balance sheet. We have incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services, which started in the first quarter of 2012, have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $4.3 million as of December 29, 2013. We have a lease guarantee liability of $0.1 million recorded in other current liabilities and other long term liabilities on the Consolidated Balance Sheets as of December 29, 2013. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services income, net of transition services expense, was $0.1 million for the year ended December 29, 2013. This amount is included within other gain (loss), net on the Consolidated Statement of Operations for the year ended

December 29, 2013. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and is recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.6 million is recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013.

The results for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

(amounts in thousands)	December 29, 2013	December 30, 2012	December 25, 2011
Net revenue	16,084	76,519	101,594
Gross profit	449	11,585	20,560
Selling, general, & administrative expense	3,970	12,253	13,700
Research and development	105	410	544
Asset impairment	—	329	—
Goodwill impairment	—	3,263	—
Operating (loss) income	(3,626)	(4,670)	6,316
Loss on disposal	(13,611)	—	—
(Loss) earnings from discontinued operations before income taxes	(17,237)	(4,670)	6,316
(Loss) earnings from discontinued operations, net of tax	(17,169)	(4,917)	6,349

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

Note 20. QUARTERLY INFORMATION (UNAUDITED)

As described in Note 1 to the Consolidated Financial Statements, we have restated our historical consolidated financial statements for the previously issued years ended December 30, 2012 and December 25, 2011 and consolidated financial statements for each of the quarters in the year ended December 30, 2012 and the first three quarters in the fiscal year ended December 29, 2013.

The following tables summarize the significant effects of the adjustments on operating income, net income, net revenues, total assets, total current liabilities, financing liability and other long-term liabilities for the quarters ended September 29, 2013, June 30, 2013, March 31, 2013, September 23, 2012, June 24, 2012, and March 25, 2012.

	Operating Income (Loss)
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	13,717	6,481	(1,302)	3,315	(84,515)	(19,513)
Restatement Adjustments:
Spain Transaction Adjustments	(3)	5	(933)	(922)	4	(592)
Income Tax Adjustments	—	—	—	—	—	—
Other Out of Period Adjustments	(133)	(98)	20	818	(370)	385
As Restated in this Annual Report on Form 10-K	13,581	6,388	(2,215)	3,211	(84,881)	(19,720)

	Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	7,624	(13,074)	(6,284)	(5,334)	(94,161)	(10,991)
Restatement Adjustments:
Spain Transaction Adjustments	(278)	(362)	(1,102)	(955)	(1,605)	110
Income Tax Adjustments	—	—	—	(2)	203	—
Other Out of Period Adjustments	(214)	(55)	(37)	533	239	(228)
As Restated in this Annual Report on Form 10-K	7,132	(13,491)	(7,423)	(5,758)	(95,324)	(11,109)

	Net Revenues
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	174,466	172,018	148,835	168,813	177,604	144,194
Restatement Adjustments:
Spain Transaction Adjustments	(3)	5	(933)	(920)	4	(709)
Income Tax Adjustments	—	—	—	—	—	—
Other Out of Period Adjustments	425	267	271	365	154	(82)
As Restated in this Annual Report on Form 10-K	174,888	172,290	148,173	168,258	177,762	143,403

	Total Assets
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	782,886	771,467	806,335	877,780	898,578	1,007,167
Restatement Adjustments:
Spain Transaction Adjustments	9,080	8,639	8,708	7,876	6,072	8,785
Income Tax Adjustments	—	—	—	(18)	(17)	(227)
Balance Sheet Reclassifications	(3,716)	(4,274)	(3,314)	5,074	5,074	5,074
Other Out of Period Adjustments	1,949	1,970	1,567	1,622	2,898	1,709
As Restated in this Annual Report on Form 10-K	790,199	777,802	813,296	892,334	912,605	1,022,508

	Total Current Liabilities
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	207,262	174,116	187,032	214,469	223,993	254,251
Restatement Adjustments:
Spain Transaction Adjustments	(649)	(625)	(615)	(623)	(604)	(637)
Income Tax Adjustments	—	—	—	—	—	—
Balance Sheet Reclassifications	658	126	1,096	—	—	—
Other Out of Period Adjustments	2,257	1,766	1,383	1,513	1,859	1,961
As Restated in this Annual Report on Form 10-K	209,528	175,383	188,896	215,359	225,248	255,575

Financing Liability
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	—	—	—	—	—	—
Restatement Adjustments:
Spain Transaction Adjustments	33,934	32,135	31,162	30,568	29,139	30,281
Income Tax Adjustments	—	—	—	—	—	—
Balance Sheet Reclassifications	—	—	—	—	—	—
Other Out of Period Adjustments	—	—	—	—	—	—
As Restated in this Annual Report on Form 10-K	33,934	32,135	31,162	30,568	29,139	30,281

	Other Long-term Liabilities
(amounts in thousands)	September 29, 2013	June 30, 2013	March 31, 2013	September 23, 2012	June 24, 2012	March 25, 2012
As Previously Reported	33,228	32,708	33,814	32,651	33,516	35,879
Restatement Adjustments:
Spain Transaction Adjustments	(3,710)	(3,569)	(3,516)	(4,478)	(5,248)	(5,540)
Income Tax Adjustments	—	—	—	—	—	—
Balance Sheet Reclassifications	(5,074)	(5,074)	(5,074)	5,074	5,074	5,074
Other Out of Period Adjustments	3,383	3,671	3,879	4,820	5,012	5,382
As Restated in this Annual Report on Form 10-K	27,827	27,736	29,103	38,067	38,354	40,795

The following quarterly financial statements reflect the impacts of the restatement adjustments for the quarters ended September 29, 2013, June 30, 2013, March 31, 2013, September 23, 2012, June 24, 2012, and March 25, 2012.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,079	$—	131,079
Accounts receivable, net of allowance of $12,366	141,505	2,140	143,645
Inventories	83,854	145	83,999
Other current assets	26,289	832	27,121
Deferred income taxes	9,087	634	9,721
Assets of discontinued operations held for sale	21,528	—	21,528
Total Current Assets	413,342	3,751	417,093
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,737	—	1,737
PROPERTY, PLANT, AND EQUIPMENT, net	101,506	—	83,064
GOODWILL	179,287	—	179,287
OTHER INTANGIBLES, net	72,196	—	90,638
DEFERRED INCOME TAXES	25,929	4,181	30,110
OTHER ASSETS	12,338	(971)	11,367
TOTAL ASSETS	$806,335	$6,961	$813,296
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$5,936	$—	5,936
Accounts payable	61,554	—	61,554
Accrued compensation and related taxes	27,034	(756)	26,278
Other accrued expenses	45,528	—	45,528
Unearned revenues	7,957	2,620	10,577
Restructuring reserve	6,356	—	6,356
Accrued pensions - current	4,541	—	4,541
Other current liabilities	19,385	—	19,385
Liabilities of discontinued operations held for sale	8,741	—	8,741
Total Current Liabilities	187,032	1,864	188,896
LONG-TERM DEBT, LESS CURRENT MATURITIES	106,897	—	106,897
FINANCING LIABILITY	—	31,162	31,162
ACCRUED PENSIONS	92,625	2,280	94,905
OTHER LONG-TERM LIABILITIES	33,814	(4,711)	29,103
DEFERRED INCOME TAXES	15,353	—	15,353
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,944,529 shares	4,494	—	4,494
Additional capital	427,323	—	427,323
Retained earnings (Accumulated deficit)	12,108	(23,887)	(11,779)
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	(2,254)	253	(2,001)
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	370,151	(23,634)	346,517
NON-CONTROLLING INTERESTS	463	—	463
TOTAL EQUITY	370,614	(23,634)	346,980
TOTAL LIABILITIES AND EQUITY	$806,335	$6,961	$813,296

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,125	—	123,125
Accounts receivable, net of allowance of $13,512	138,705	2,019	140,724
Inventories	84,002	147	84,149
Other current assets	33,202	(138)	33,064
Deferred income taxes	8,938	823	9,761
Total Current Assets	387,972	2,851	390,823
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,336	—	1,336
PROPERTY, PLANT, AND EQUIPMENT, net	94,759	—	76,857
GOODWILL	180,524	—	180,524
OTHER INTANGIBLES, net	70,186	—	88,088
DEFERRED INCOME TAXES	25,742	4,320	30,062
OTHER ASSETS	10,948	(836)	10,112
TOTAL ASSETS	$771,467	6,335	$777,802
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$423	—	423
Accounts payable	71,983	—	71,983
Accrued compensation and related taxes	20,296	(406)	19,890
Other accrued expenses	45,508	—	45,508
Income taxes	—	—	—
Unearned revenues	9,345	1,673	11,018
Restructuring reserve	4,393	—	4,393
Accrued pensions - current	4,610	—	4,610
Other current liabilities	17,558	—	17,558
Liabilities of discontinued operations held for sale	—	—	—
Total Current Liabilities	174,116	1,267	175,383
LONG-TERM DEBT, LESS CURRENT MATURITIES	95,757	—	95,757
FINANCING LIABILITY	—	32,135	32,135
ACCRUED PENSIONS	93,913	2,314	96,227
OTHER LONG-TERM LIABILITIES	32,708	(4,972)	27,736
DEFERRED INCOME TAXES	15,013	—	15,013
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,202,617 shares	4,520	—	4,520
Additional capital	430,535	—	430,535
Accumulated deficit	(966)	(24,304)	(25,270)
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	(2,609)	(105)	(2,714)
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	359,960	(24,409)	335,551
NON-CONTROLLING INTERESTS	—	—	—
TOTAL EQUITY	359,960	(24,409)	335,551
TOTAL LIABILITIES AND EQUITY	$771,467	6,335	$777,802

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	September 29, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,196	—	96,196
Accounts receivable, net of allowance of $12,684	158,531	1,937	160,468
Inventories	94,961	—	94,961
Other current assets	40,847	396	41,243
Deferred income taxes	9,047	1,006	10,053
Total Current Assets	399,582	3,339	402,921
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,304	—	1,304
PROPERTY, PLANT, AND EQUIPMENT, net	93,037	—	75,953
GOODWILL	184,445	—	184,445
OTHER INTANGIBLES, net	68,541	—	85,625
DEFERRED INCOME TAXES	26,190	4,689	30,879
OTHER ASSETS	9,787	(715)	9,072
TOTAL ASSETS	$782,886	$7,313	$790,199
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$33,115	—	33,115
Accounts payable	67,051	—	67,051
Accrued compensation and related taxes	22,948	—	22,948
Other accrued expenses	47,957	—	47,957
Unearned revenues	8,440	2,266	10,706
Restructuring reserve	3,618	—	3,618
Accrued pensions - current	4,790	—	4,790
Other current liabilities	19,343	—	19,343
Liabilities of discontinued operations held for sale	—	—	—
Total Current Liabilities	207,262	2,266	209,528
LONG-TERM DEBT, LESS CURRENT MATURITIES	56,125	—	56,125
FINANCING LIABILITY	—	33,934	33,934
ACCRUED PENSIONS	97,516	2,405	99,921
OTHER LONG-TERM LIABILITIES	33,228	(5,401)	27,827
DEFERRED INCOME TAXES	15,034	—	15,034
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,389,813 shares	4,539	—	4,539
Additional capital	431,960	—	431,960
Retained earnings (Accumulated deficit)	6,658	(24,796)	(18,138)
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	2,084	(1,095)	989
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	373,721	(25,891)	347,830
NON-CONTROLLING INTERESTS	—	—	—
TOTAL EQUITY	373,721	(25,891)	347,830
TOTAL LIABILITIES AND EQUITY	$782,886	$7,313	$790,199

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	March 25, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,304	—	93,304
Restricted cash	268	—	268
Accounts receivable, net of allowance of $13,983	166,819	496	167,315
Inventories	133,820	393	134,213
Other current assets	49,118	(108)	49,010
Deferred income taxes	7,820	1,165	8,985
Assets of discontinued operations held for sale	6,202	—	6,202
Total Current Assets	457,351	1,946	459,297
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,925	—	1,925
PROPERTY, PLANT, AND EQUIPMENT, net	130,062	—	110,227
GOODWILL	289,979	—	289,979
OTHER INTANGIBLES, net	82,295	—	102,130
DEFERRED INCOME TAXES	27,713	12,882	40,595
OTHER ASSETS	17,842	513	18,355
TOTAL ASSETS	$1,007,167	$15,341	$1,022,508
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$51,703	—	51,703
Accounts payable	49,488	—	49,488
Accrued compensation and related taxes	28,962	(369)	28,593
Other accrued expenses	62,636	—	62,636
Unearned revenues	15,089	1,693	16,782
Restructuring reserve	12,142	—	12,142
Accrued pensions - current	4,530	—	4,530
Other current liabilities	27,761	—	27,761
Liabilities of discontinued operations held for sale	1,940	—	1,940
Total Current Liabilities	254,251	1,324	255,575
LONG-TERM DEBT, LESS CURRENT MATURITIES	93,871	—	93,871
FINANCING LIABILITY	—	30,281	30,281
ACCRUED PENSIONS	79,946	—	79,946
OTHER LONG-TERM LIABILITIES	35,879	4,916	40,795
DEFERRED INCOME TAXES	19,158	—	19,158
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,434,255 shares	4,443	—	4,443
Additional capital	420,581	—	420,581
Retained earnings (Accumulated deficit)	153,277	(22,292)	130,985
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	16,322	1,112	17,434
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	523,103	(21,180)	501,923
NON-CONTROLLING INTERESTS	959	—	959
TOTAL EQUITY	524,062	(21,180)	502,882
TOTAL LIABILITIES AND EQUITY	$1,007,167	$15,341	$1,022,508

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	June 24, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,265	—	84,265
Restricted cash	254	—	254
Accounts receivable, net of allowance of $15,246	173,506	532	174,038
Inventories	120,847	(129)	120,718
Other current assets	48,998	(108)	48,890
Deferred income taxes	7,637	641	8,278
Assets of discontinued operations held for sale	5,175	—	5,175
Total Current Assets	440,682	936	441,618
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,734	—	1,734
PROPERTY, PLANT, AND EQUIPMENT, net	117,886	—	98,742
GOODWILL	218,517	—	218,517
OTHER INTANGIBLES, net	78,842	—	97,986
DEFERRED INCOME TAXES	26,714	12,668	39,382
OTHER ASSETS	14,203	423	14,626
TOTAL ASSETS	$898,578	14,027	$912,605
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$11,817	—	11,817
Accounts payable	56,699	—	56,699
Accrued compensation and related taxes	27,152	(349)	26,803
Other accrued expenses	62,474	—	62,474
Unearned revenues	12,155	1,604	13,759
Restructuring reserve	19,698	—	19,698
Accrued pensions - current	4,290	—	4,290
Other current liabilities	28,116	—	28,116
Liabilities of discontinued operations held for sale	1,592	—	1,592
Total Current Liabilities	223,993	1,255	225,248
LONG-TERM DEBT, LESS CURRENT MATURITIES	125,738	—	125,738
FINANCING LIABILITY	—	29,139	29,139
ACCRUED PENSIONS	75,785	—	75,785
OTHER LONG-TERM LIABILITIES	33,516	4,838	38,354
DEFERRED INCOME TAXES	19,051	—	19,051
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,504,789 shares	4,450	—	4,450
Additional capital	421,732	—	421,732
Retained earnings	59,116	(23,455)	35,661
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	5,782	2,250	8,032
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	419,560	(21,205)	398,355
NON-CONTROLLING INTERESTS	935	—	935
TOTAL EQUITY	420,495	(21,205)	399,290
TOTAL LIABILITIES AND EQUITY	$898,578	14,027	$912,605

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET (unaudited)

	September 23, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,124	—	75,124
Accounts receivable, net of allowance of $15,107	179,034	647	179,681
Inventories	110,051	(77)	109,974
Other current assets	45,602	(108)	45,494
Deferred income taxes	7,776	839	8,615
Assets of discontinued operations held for sale	3,836	—	3,836
Total Current Assets	421,423	1,301	422,724
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,804	—	1,804
PROPERTY, PLANT, AND EQUIPMENT, net	114,332	—	95,950
GOODWILL	222,958	—	222,958
OTHER INTANGIBLES, net	76,954	—	95,336
DEFERRED INCOME TAXES	26,946	12,914	39,860
OTHER ASSETS	13,363	339	13,702
TOTAL ASSETS	$877,780	$14,554	$892,334
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$4,360	—	4,360
Accounts payable	64,757	—	64,757
Accrued compensation and related taxes	29,507	(766)	28,741
Other accrued expenses	54,286	—	54,286
Unearned revenues	11,545	1,656	13,201
Restructuring reserve	15,780	—	15,780
Accrued pensions - current	4,429	—	4,429
Other current liabilities	28,727	—	28,727
Liabilities of discontinued operations held for sale	1,078	—	1,078
Total Current Liabilities	214,469	890	215,359
LONG-TERM DEBT, LESS CURRENT MATURITIES	111,335	—	111,335
FINANCING LIABILITY	—	30,568	30,568
ACCRUED PENSIONS	78,381	—	78,381
OTHER LONG-TERM LIABILITIES	32,651	5,416	38,067
DEFERRED INCOME TAXES	18,817	—	18,817
COMMITMENTS AND CONTINGENCIES
CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 44,600,006 shares	4,460	—	4,460
Additional capital	423,165	—	423,165
Retained earnings	53,782	(23,879)	29,903
Common stock in treasury, at cost, 4,035,912 shares	(71,520)	—	(71,520)
Accumulated other comprehensive income, net of tax	11,370	1,559	12,929
TOTAL CHECKPOINT SYSTEMS, INC. STOCKHOLDERS' EQUITY	421,257	(22,320)	398,937
NON-CONTROLLING INTERESTS	870	—	870
TOTAL EQUITY	422,127	(22,320)	399,807
TOTAL LIABILITIES AND EQUITY	$877,780	$14,554	$892,334

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	13 Weeks Ended
	March 31, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$148,835	(662)	148,173
Cost of revenues	94,894	13	94,907
Gross profit	53,941	(675)	53,266
Selling, general, and administrative expenses	55,287	238	55,525
Research and development	4,693	—	4,693
Restructuring expenses	2,016	—	2,016
Litigation settlement	(6,584)	—	(6,584)
Acquisition costs	161	—	161
Other expense	—	—	—
Other operating income	(330)	—	(330)
Operating loss	(1,302)	(913)	(2,215)
Interest income	399	—	399
Interest expense	2,059	505	2,564
Other gain (loss), net	(545)	—	(545)
Loss from continuing operations before income taxes	(3,507)	(1,418)	(4,925)
Income taxes expense (benefit)	279	(279)	—
Net loss from continuing operations	(3,786)	(1,139)	(4,925)
Loss from discontinued operations, net of tax expense of $134	(2,556)	—	(2,556)
Net loss	(6,342)	(1,139)	(7,481)
Less: loss attributable to non-controlling interests	(58)	—	(58)
Net loss attributable to Checkpoint Systems, Inc.	$(6,284)	$(1,139)	$(7,423)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.03)	$(0.12)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.03)	$(0.18)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.03)	$(0.12)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.03)	$(0.18)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	13 Weeks Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$172,018	272	172,290	320,853	(390)	320,463
Cost of revenues	102,399	—	102,399	197,293	13	197,306
Gross profit	69,619	272	69,891	123,560	(403)	123,157
Selling, general, and administrative expenses	56,850	365	57,215	112,137	603	112,740
Research and development	4,627	—	4,627	9,320	—	9,320
Restructuring expenses	1,629	—	1,629	3,645	—	3,645
Litigation settlement	—	—	—	(6,584)	—	(6,584)
Acquisition costs	280	—	280	441	—	441
Other operating income	(248)	—	(248)	(578)	—	(578)
Operating income	6,481	(93)	6,388	5,179	(1,006)	4,173
Interest income	405	—	405	804	—	804
Interest expense	2,822	508	3,330	4,881	1,013	5,894
Other loss, net	(1,966)	—	(1,966)	(2,511)	—	(2,511)
Earnings (loss) from continuing operations before income taxes	2,098	(601)	1,497	(1,409)	(2,019)	(3,428)
Income taxes expense	784	(184)	600	1,063	(463)	600
Net earnings (loss) from continuing operations	1,314	(417)	897	(2,472)	(1,556)	(4,028)
Loss from discontinued operations, net of tax (benefit) expense of ($66) and $68	(14,329)	—	(14,329)	(16,885)	—	(16,885)
Net loss	(13,015)	(417)	(13,432)	(19,357)	(1,556)	(20,913)
Less: gain attributable to non-controlling interests	59	—	59	1	—	1
Net loss attributable to Checkpoint Systems, Inc.	$(13,074)	$(417)	$(13,491)	$(19,358)	$(1,556)	$(20,914)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$0.02	$(0.06)	$(0.04)	$(0.10)
Loss from discontinued operations, net of tax	$(0.35)	$—	$(0.35)	$(0.41)	$—	$(0.41)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.32)	$(0.01)	$(0.33)	$(0.47)	$(0.04)	$(0.51)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$0.02	$(0.06)	$(0.04)	$(0.10)
Loss from discontinued operations, net of tax	$(0.34)	$—	$(0.34)	$(0.41)	$—	$(0.41)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.31)	$(0.01)	$(0.32)	$(0.47)	$(0.04)	$(0.51)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	13 Weeks Ended			Nine Months Ended
	September 29, 2013			September 29, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$174,466	422	174,888	495,319	32	495,351
Cost of revenues	104,210	146	104,356	301,503	159	301,662
Gross profit	70,256	276	70,532	193,816	(127)	193,689
Selling, general, and administrative expenses	50,980	412	51,392	163,117	1,015	164,132
Research and development	4,369	—	4,369	13,689	—	13,689
Restructuring expenses	937	—	937	4,582	—	4,582
Litigation Settlement	—	—		(6,584)		(6,584)
Acquisition costs	253	—	253	694	—	694
Other operating income	—	—		(578)		(578)
Operating income	13,717	(136)	13,581	18,896	(1,142)	17,754
Interest income	294	—	294	1,098	—	1,098
Interest expense	2,453	523	2,976	7,334	1,536	8,870
Other loss, net	(1,002)	—	(1,002)	(3,513)	—	(3,513)
Earnings from continuing operations before income taxes	10,556	(659)	9,897	9,147	(2,678)	6,469
Income taxes expense	2,832	(167)	2,665	3,895	(630)	3,265
Net earnings (loss) from continuing operations	7,724	(492)	7,232	5,252	(2,048)	3,204
Loss from discontinued operations, net of tax expense of $0 and $68	(100)	—	(100)	(16,985)	—	(16,985)
Net earnings (loss)	7,624	(492)	7,132	(11,733)	(2,048)	(13,781)
Less: gain attributable to non-controlling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$7,624	$(492)	$7,132	$(11,734)	$(2,048)	$(13,782)

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.18	$(0.01)	$0.17	$0.13	$(0.05)	$0.08
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.41)	$—	$(0.41)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.01)	$0.17	$(0.28)	$(0.05)	$(0.33)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.18	$(0.01)	$0.17	$0.13	$(0.05)	$0.08
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.41)	$—	$(0.41)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.01)	$0.17	$(0.28)	$(0.05)	$(0.33)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	13 Weeks Ended
	March 25, 2012
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$144,194	(791)	143,403
Cost of revenues	91,173	(241)	90,932
Gross profit	53,021	(550)	52,471
Selling, general, and administrative expenses	65,603	(343)	65,260
Research and development	4,454	—	4,454
Restructuring expenses	1,718	—	1,718
Litigation settlement	—	—	—
Acquisition costs	14	—	14
Other expense	745	—	745
Other operating income	—	—	—
Operating loss	(19,513)	(207)	(19,720)
Interest income	500	—	500
Interest expense	1,935	470	2,405
Other loss, net	(150)	—	(150)
Loss from continuing operations before income taxes	(21,098)	(677)	(21,775)
Income taxes benefit	(10,196)	(559)	(10,755)
Net loss from continuing operations	(10,902)	(118)	(11,020)
Loss from discontinued operations, net of tax benefit of $80	(368)	—	(368)
Net loss	(11,270)	(118)	(11,388)
Less: loss attributable to non-controlling interests	(279)	—	(279)
Net loss attributable to Checkpoint Systems, Inc.	$(10,991)	$(118)	$(11,109)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.26)	$—	$(0.26)
Loss from discontinued operations, net of tax	$(0.01)	$—	$(0.01)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.27)	$—	$(0.27)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.26)	$—	$(0.26)
Loss from discontinued operations, net of tax	$(0.01)	$—	$(0.01)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.27)	$—	$(0.27)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	13 Weeks Ended			Six Months Ended
	June 24, 2012			June 24, 2012
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$177,604	158	177,762	321,798	(633)	321,165
Cost of revenues	107,080	523	107,603	198,253	282	198,535
Gross profit	70,524	(365)	70,159	123,545	(915)	122,630
Selling, general, and administrative expenses	65,220	1	65,221	130,823	(342)	130,481
Research and development	4,020	—	4,020	8,474	—	8,474
Restructuring expenses	21,266	—	21,266	22,984	—	22,984
Goodwill impairment	64,437	—	64,437	64,437	—	64,437
Acquisition costs	96	—	96	110	—	110
Other operating income	—	—	—	745	—	745
Operating loss	(84,515)	(366)	(84,881)	(104,028)	(573)	(104,601)
Interest income	395	—	395	895	—	895
Interest expense	1,939	471	2,410	3,874	941	4,815
Other loss, net	(146)	—	(146)	(296)	—	(296)
Loss from continuing operations before income taxes	(86,205)	(837)	(87,042)	(107,303)	(1,514)	(108,817)
Income taxes expense (benefit)	5,624	326	5,950	(4,572)	(233)	(4,805)
Net loss from continuing operations	(91,829)	(1,163)	(92,992)	(102,731)	(1,281)	(104,012)
Loss from discontinued operations, net of tax expense (benefit) of $77 and ($3)	(2,357)	—	(2,357)	(2,725)	—	(2,725)
Net loss	(94,186)	(1,163)	(95,349)	(105,456)	(1,281)	(106,737)
Less: loss attributable to non-controlling interests	(25)	—	(25)	(304)	—	(304)
Net loss attributable to Checkpoint Systems, Inc.	$(94,161)	$(1,163)	$(95,324)	$(105,152)	$(1,281)	$(106,433)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(2.24)	$(0.03)	$(2.27)	$(2.50)	$(0.03)	$(2.53)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)	$(0.07)	$—	$(0.07)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(2.30)	$(0.03)	$(2.33)	$(2.57)	$(0.03)	$(2.60)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(2.24)	$(0.03)	$(2.27)	$(2.50)	$(0.03)	$(2.53)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)	$(0.07)	$—	$(0.07)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(2.30)	$(0.03)	$(2.33)	$(2.57)	$(0.03)	$(2.60)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	13 Weeks Ended			Nine Months Ended
	September 23, 2012			September 23, 2012
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net revenues	$168,813	(555)	168,258	490,611	(1,188)	489,423
Cost of revenues	100,153	(50)	100,103	298,406	232	298,638
Gross profit	68,660	(505)	68,155	192,205	(1,420)	190,785
Selling, general, and administrative expenses	56,881	(401)	56,480	187,704	(743)	186,961
Research and development	4,335	—	4,335	12,809	—	12,809
Restructuring expenses	4,112	—	4,112	27,096	—	27,096
Goodwill impairment	—	—	—	64,437	—	64,437
Acquisition costs	17	—	17	127	—	127
Other operating income	—	—	—	745	—	745
Operating income (loss)	3,315	(104)	3,211	(100,713)	(677)	(101,390)
Interest income	396	—	396	1,291	—	1,291
Interest expense	4,668	463	5,131	8,542	1,404	9,946
Other loss, net	325	—	325	29	—	29
Loss from continuing operations before income taxes	(632)	(567)	(1,199)	(107,935)	(2,081)	(110,016)
Income taxes expense (benefit)	3,648	(143)	3,505	(924)	(376)	(1,300)
Net loss from continuing operations	(4,280)	(424)	(4,704)	(107,011)	(1,705)	(108,716)
Loss from discontinued operations, net of tax expense of $117 and $114	(1,105)	—	(1,105)	(3,830)	—	(3,830)
Net loss	(5,385)	(424)	(5,809)	(110,841)	(1,705)	(112,546)
Less: loss attributable to non-controlling interests	(51)	—	(51)	(355)	—	(355)
Net loss attributable to Checkpoint Systems, Inc.	$(5,334)	$(424)	$(5,758)	$(110,486)	$(1,705)	$(112,191)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(0.01)	$(0.11)	$(2.61)	$(0.04)	$(2.65)
Loss from discontinued operations, net of tax	$(0.03)	$—	$(0.03)	$(0.09)	$—	$(0.09)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(0.01)	$(0.14)	$(2.70)	$(0.04)	$(2.74)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.10)	$(0.01)	$(0.11)	$(2.61)	$(0.04)	$(2.65)
Loss from discontinued operations, net of tax	$(0.03)	$—	$(0.03)	$(0.09)	$—	$(0.09)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.13)	$(0.01)	$(0.14)	$(2.70)	$(0.04)	$(2.74)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	13 Weeks Ended
	March 31, 2013				March 25, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K		As Previously Reported		Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net loss	$(6,342)	(1,139)	$(7,481)		$(11,270)		(118)	$(11,388)
Other comprehensive (loss) income, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $108 and $0	282	—	282		71		—	71
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $13	(157)	—	(157)		(592)		—	(592)
Foreign currency translation adjustment	(3,341)	742	(2,599)		4,124		(367)	3,757
Total other comprehensive income (loss), net of tax	(3,216)	742	(2,474)	1	3,603	2	(367)	3,236
Comprehensive loss	(9,558)	(397)	(9,955)		(7,667)		(485)	$(8,152)
Less: comprehensive loss attributable to non-controlling interests	(225)	—	(225)		(257)		—	$(257)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(9,333)	$(397)	$(9,730)		$(7,410)		$(485)	$(7,895)

	13 Weeks Ended
	June 30, 2013				June 24, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K		As Previously Reported		Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net loss	$(13,015)	$(417)	$(13,432)		$(94,186)		$(1,163)	$(95,349)
Other comprehensive (loss) income, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $113 and $0	273	—	273		71		—	71
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $18	4	—	4		590		—	590
Foreign currency translation adjustment	(638)	(358)	(996)		(11,200)		1,138	(10,062)
Total other comprehensive loss, net of tax	(361)	(358)	(719)	1	(10,539)	2	1,138	(9,401)
Comprehensive loss	(13,376)	(775)	(14,151)		(104,725)		(25)	$(104,750)
Less: comprehensive gain (loss) attributable to non-controlling interests	53	—	53		(24)		—	$(24)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(13,429)	$(775)	$(14,204)		$(104,701)		$(25)	$(104,726)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Month Ended
	June 30, 2013			June 24, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net loss	$(19,357)	$(1,556)	$(20,913)	$(105,456)	$(1,281)	$(106,737)
Other comprehensive (loss) income, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $221 and $0	555	—	555	142	—	142
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $55	(153)	—	(153)	(2)	—	(2)
Foreign currency translation adjustment	(3,979)	384	(3,595)	(7,076)	771	(6,305)
Total other comprehensive loss, net of tax	(3,577)	384	(3,193)	(6,936)	771	(6,165)
Comprehensive loss	(22,934)	(1,172)	(24,106)	(112,392)	(510)	(112,902)
Less: comprehensive loss attributable to non-controlling interests	(172)	—	(172)	(281)	—	$(281)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(22,762)	$(1,172)	$(23,934)	$(112,111)	$(510)	$(112,621)

	13 Weeks Ended
	September 29, 2013			September 23, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported		Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net earnings (loss)	$7,624	$(492)	$7,132	$(5,385)		$(424)	$(5,809)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $122 and $0	269	—	269	68		—	68
Change in realized and unrealized gains (losses) on derivative hedges, net of tax benefit of $139 and $42	132	—	132	(799)		—	(799)
Foreign currency translation adjustment	4,292	(990)	3,302	6,305		(691)	5,614
Total other comprehensive income (loss), net of tax	4,693	(990)	3,703	5,574	2	(691)	4,883
Comprehensive income (loss)	12,317	(1,482)	10,835	189		(1,115)	$(926)
Less: comprehensive loss attributable to non-controlling interests	—	—	—	(65)		—	$(65)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$12,317	$(1,482)	$10,835	$254		$(1,115)	$(861)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Nine Month Ended
	September 29, 2013			September 23, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Net loss	$(11,733)	$(2,048)	$(13,781)	$(110,841)	$(1,705)	$(112,546)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $343 and $0	824	—	824	210	—	210
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $139 and $37	(21)	—	(21)	(801)	—	(801)
Foreign currency translation adjustment	313	(606)	(293)	(771)	80	(691)
Total other comprehensive Income (loss), net of tax	1,116	(606)	510	(1,362)	80	(1,282)
Comprehensive loss	(10,617)	(2,654)	(13,271)	(112,203)	(1,625)	(113,828)
Less: comprehensive loss attributable to non-controlling interests	(172)	—	(172)	(346)	—	$(346)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(10,445)	$(2,654)	$(13,099)	$(111,857)	$(1,625)	$(113,482)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(6,342)	$(1,139)	$(7,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,309	—	6,962
Amortization of debt issuance costs	—	—	347
Interest on financing liability	—	505	505
Deferred taxes	(114)	(279)	(393)
Stock-based compensation	1,972	—	1,972
Provision for losses on accounts receivable	(699)	—	(699)
Excess tax benefit on stock compensation	(23)	—	(23)
Loss on disposal of fixed assets	170	—	170
Litigation settlement	(6,584)	—	(6,584)
Restructuring-related asset impairment	731	—	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	39,180	(4,329)	34,851
Inventories	(1,181)	(73)	(1,254)
Other current assets	10,302	(3,538)	6,764
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(6,973)	4,942	(2,031)
Income taxes	(2,462)	—	(2,462)
Unearned revenues - current	(8,846)	4,167	(4,679)
Restructuring reserve	(3,063)	—	(3,063)
Other liabilities	(10,334)	(256)	(10,590)
Net cash provided by operating activities	13,043	—	13,043
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(1,363)	—	(1,363)
Other investing activities	440	—	440
Net cash used in investing activities	(923)	—	(923)
Cash flows from financing activities:
Proceeds from stock issuances	600	—	600
Excess tax benefit on stock compensation	23	—	23
Proceeds from short-term debt	2,272	—	2,272
Payment of short-term debt	(248)	—	(248)
Net change in factoring and bank overdrafts	(431)	—	(431)
Payment of long-term debt	(71)	—	(71)
Net cash provided by financing activities	2,145	—	2,145
Effect of foreign currency rate fluctuations on cash and cash equivalents	(2,015)	—	(2,015)
Net increase in cash and cash equivalents	12,250	—	12,250
Cash and cash equivalents:
Beginning of period	118,829	—	118,829
End of period	$131,079	$—	$131,079

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(19,357)	$(1,556)	$(20,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,487	—	13,666
Amortization of debt issuance costs	—	—	821
Interest on financing liability	—	1,013	1,013
Deferred taxes	(305)	(463)	(768)
Stock-based compensation	3,859	—	3,859
Provision for losses on accounts receivable	(522)	—	(522)
Excess tax benefit on stock compensation	(122)	—	(122)
Loss on disposal of fixed assets	375	—	375
Litigation settlement	(6,584)	—	(6,584)
Gain on sale of subsidiary	(248)	—	(248)
Loss on sale of discontinued operations	13,024	—	13,024
Restructuring-related asset impairment	731	—	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	41,613	(4,305)	37,308
Inventories	(2,456)	(73)	(2,529)
Other current assets	2,690	(2,542)	148
Increase (decrease) in operating liabilities, net of the effects of acquired companies:
Accounts payable	3,351	4,916	8,267
Income taxes	(2,329)	—	(2,329)
Unearned revenues - current	(7,007)	3,167	(3,840)
Restructuring reserve	(5,059)	—	(5,059)
Other liabilities	(19,182)	(157)	(19,339)
Net cash provided by operating activities	16,959	—	16,959
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(3,310)	—	(3,310)
Cash proceeds from the sale of discontinued operations	1,290	—	1,290
Cash proceeds from the sale of subsidiary	227	—	227
Other investing activities	921	—	921
Net cash used in investing activities	(872)	—	(872)
Cash flows from financing activities:
Proceeds from stock issuances	1,545	—	1,545
Excess tax benefit on stock compensation	122	—	122
Proceeds from short-term debt	2,759	—	2,759
Payment of short-term debt	(2,561)	—	(2,561)
Net change in factoring and bank overdrafts	(339)	—	(339)
Payment of long-term debt	(10,113)	—	(10,113)
Net cash used in financing activities	(8,587)	—	(8,587)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,204)	—	(3,204)
Net increase in cash and cash equivalents	4,296	—	4,296
Cash and cash equivalents:
Beginning of period	118,829	—	118,829
End of period	$123,125	$—	$123,125

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 29, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(11,733)	$(2,048)	$(13,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,315	—	20,094
Amortization of debt issuance costs	—	—	1,221
Interest on financing liability	—	1,536	1,536
Deferred taxes	(228)	(630)	(858)
Stock-based compensation	5,145	—	5,145
Provision for losses on accounts receivable	(638)	—	(638)
Excess tax benefit on stock compensation	(594)	—	(594)
Loss on disposal of fixed assets	343	—	343
Litigation settlement	(6,584)	—	(6,584)
Gain on sale of subsidiary	(248)	—	(248)
Loss on sale of discontinued operations	13,043	—	13,043
Restructuring-related asset impairment	731	—	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	25,020	(4,318)	20,702
Inventories	(12,514)	73	(12,441)
Other current assets	(3,824)	(3,088)	(6,912)
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(2,604)	4,930	2,326
Income taxes	(1,950)	—	(1,950)
Unearned revenues - current	(8,139)	3,715	(4,424)
Restructuring reserve	(5,923)	—	(5,923)
Other liabilities	(14,825)	(170)	(14,995)
Net cash used in operating activities	(4,207)	—	(4,207)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,955)	—	(5,955)
Cash proceeds from the sale of discontinued operations	1,502	—	1,502
Cash proceeds from the sale of subsidiary	227	—	227
Other investing activities	1,151	—	1,151
Net cash used in investing activities	(3,075)	—	(3,075)
Cash flows from financing activities:
Proceeds from stock issuances	2,980	—	2,980
Excess tax benefit on stock compensation	594	—	594
Proceeds from short-term debt	2,759	—	2,759
Payment of short-term debt	(2,561)	—	(2,561)
Net change in factoring and bank overdrafts	(441)	—	(441)
Payment of long-term debt	(17,138)	—	(17,138)
Net cash used in financing activities	(13,807)	—	(13,807)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(1,544)	—	(1,544)
Net decrease in cash and cash equivalents	(22,633)	—	(22,633)
Cash and cash equivalents:
Beginning of period	118,829	—	118,829
End of period	$96,196	$—	$96,196

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 25, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(11,270)	$(118)	$(11,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,580	—	8,313
Amortization of debt issuance costs	—	—	267
Interest on financing liability	—	479	479
Deferred taxes	(434)	(594)	(1,028)
Stock-based compensation	1,867	—	1,867
Provision for losses on accounts receivable	1,390	—	1,390
Excess tax benefit on stock compensation	73	—	73
Gain on disposal of fixed assets	(68)	—	(68)
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	44,636	190	44,826
Inventories	(2,968)	(123)	(3,091)
Other current assets	(3,950)	—	(3,950)
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(20,437)	—	(20,437)
Income taxes	(3,594)	—	(3,594)
Unearned revenues - current	(1,728)	527	(1,201)
Restructuring reserve	(5,658)	—	(5,658)
Other liabilities	89	(209)	(120)
Net cash provided by operating activities	6,528	152	6,680
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,365)	—	(5,365)
Change in restricted cash	25	—	25
Other investing activities	288	—	288
Net cash used in investing activities	(5,052)	—	(5,052)
Cash flows from financing activities:
Proceeds from stock issuances	521	—	521
Excess tax benefit on stock compensation	(73)	—	(73)
Proceeds from short-term debt	2,837	—	2,837
Payment of short-term debt	(2,613)	—	(2,613)
Net change in factoring and bank overdrafts	(633)	—	(633)
Proceeds from long-term debt	2,000	—	2,000
Payment of long-term debt	(5,321)	—	(5,321)
Net cash used in financing activities	(3,282)	—	(3,282)
Effect of foreign currency rate fluctuations on cash and cash equivalents	1,629	(3)	1,626
Net decrease in cash and cash equivalents	(177)	149	(28)
Cash and cash equivalents:
Beginning of period	93,481	(149)	93,332
End of period	$93,304	$—	$93,304

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Month Ended
	June 24, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(105,456)	$(1,281)	$(106,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,475	—	15,940
Amortization of debt issuance costs	—	—	535
Interest on financing liability	—	941	941
Deferred taxes	(916)	(303)	(1,219)
Stock-based compensation	2,814	—	2,814
Provision for losses on accounts receivable	3,296	—	3,296
Excess tax benefit on stock compensation	(97)	—	(97)
Gain on disposal of fixed assets	(295)	—	(295)
Intangible impairment	672	—	672
Goodwill impairment	64,807	—	64,807
Restructuring-related asset impairment	5,297	—	5,297
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	33,961	190	34,151
Inventories	7,357	399	7,756
Other current assets	(1,198)	—	(1,198)
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(12,117)	—	(12,117)
Income taxes	(3,325)	—	(3,325)
Unearned revenues - current	(9,166)	513	(8,653)
Restructuring reserve	2,125	—	2,125
Other liabilities	6,371	(308)	6,063
Net cash provided by operating activities	10,605	151	10,756
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(8,383)	—	(8,383)
Change in restricted cash	39	—	39
Other investing activities	518	—	518
Net cash used in investing activities	(7,826)	—	(7,826)
Cash flows from financing activities:
Proceeds from stock issuances	623	—	623
Excess tax benefit on stock compensation	97	—	97
Proceeds from short-term debt	2,863	—	2,863
Payment of short-term debt	(10,765)	—	(10,765)
Net change in factoring and bank overdrafts	(1,475)	—	(1,475)
Proceeds from long-term debt	3,000	—	3,000
Payment of long-term debt	(5,380)	—	(5,380)
Net cash used in financing activities	(11,037)	—	(11,037)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(958)	(2)	(960)
Net decrease in cash and cash equivalents	(9,216)	149	(9,067)
Cash and cash equivalents:
Beginning of period	93,481	(149)	93,332
End of period	$84,265	$—	$84,265

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 23, 2012
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
Cash flows from operating activities:
Net loss	$(110,841)	$(1,705)	$(112,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,184	—	23,190
Amortization of debt issuance costs	—	—	1,994
Interest on financing liability	—	1,404	1,404
Deferred taxes	(967)	(482)	(1,449)
Stock-based compensation	3,737	—	3,737
Provision for losses on accounts receivable	3,400	—	3,400
Excess tax benefit on stock compensation	(97)	—	(97)
Gain on disposal of fixed assets	(1,069)	—	(1,069)
Intangible impairment	1,442	—	1,442
Goodwill impairment	64,807	—	64,807
Restructuring-related asset impairment	6,156	—	6,156
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	32,875	190	33,065
Inventories	19,634	347	19,981
Other current assets	633	—	633
Decrease in operating liabilities, net of the effects of acquired companies:
Accounts payable	(4,562)	—	(4,562)
Income taxes	(3,319)	—	(3,319)
Unearned revenues - current	(10,143)	508	(9,635)
Restructuring reserve	(1,983)	—	(1,983)
Other liabilities	(3,696)	(110)	(3,806)
Net cash provided by operating activities	21,191	152	21,343
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(10,415)	—	(10,415)
Change in restricted cash	291	—	291
Proceeds from sale of real estate	4,560	—	4,560
Other investing activities	1,148	—	1,148
Net cash used in investing activities	(4,416)	—	(4,416)
Cash flows from financing activities:
Proceeds from stock issuances	922	—	922
Excess tax benefit on stock compensation	97	—	97
Proceeds from short-term debt	3,451	—	3,451
Payment of short-term debt	(11,481)	—	(11,481)
Net change in factoring and bank overdrafts	(9,121)	—	(9,121)
Proceeds from long-term debt	3,000	—	3,000
Payment of long-term debt	(20,439)	—	(20,439)
Debt issuance costs	(2,113)	—	(2,113)
Net cash used in financing activities	(35,684)	—	(35,684)
Effect of foreign currency rate fluctuations on cash and cash equivalents	552	(3)	549
Net decrease in cash and cash equivalents	(18,357)	149	(18,208)
Cash and cash equivalents:
Beginning of period	93,481	(149)	93,332
End of period	$75,124	$—	$75,124

	QUARTERS (unaudited)
(amounts in thousands, except per share data)	First	Second	Third
2013	As Previously Reported	As Previously Reported	As Previously Reported
Net revenues	148,835	172,018	174,466
Gross profit	53,941	69,619	70,256
Net (loss) earnings from continuing operations	(3,786)	1,314	7,724
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(6,284)	(13,074)	7,624
Net (loss) earnings from continuing operations per share:
Basic	(0.09)	0.03	0.18
Diluted	(0.09)	0.03	0.18
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	(0.15)	(0.32)	0.18
Diluted	(0.15)	(0.31)	0.18

		QUARTERS (unaudited)
(amounts in thousands, except per share data)	First	Second	Third	Fourth	Year
2012	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported
Net revenues	144,194	177,604	168,813	200,178	690,789
Gross profit	53,021	70,524	68,660	78,637	270,842
Net loss from continuing operations	(10,902)	(91,829)	(4,280)	(31,435)	(138,446)
Net loss attributable to Checkpoint Systems, Inc.	(10,991)	(94,161)	(5,334)	(35,390)	(145,876)
Net loss from continuing operations per share:
Basic	(0.26)	(2.24)	(0.10)	(0.76)	(3.36)
Diluted	(0.26)	(2.24)	(0.10)	(0.76)	(3.36)
Net loss attributable to Checkpoint Systems, Inc. per share:
Basic	(0.27)	(2.30)	(0.13)	(0.86)	(3.56)
Diluted	(0.27)	(2.30)	(0.13)	(0.86)	(3.56)

	QUARTERS (unaudited)
(amounts in thousands, except per share data)	First		Second		Third		Fourth		Year
	As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K
2013
Net revenues	$148,173		$172,290		$174,888		$194,387		$689,738
Gross profit	53,266		69,891		70,532		75,402		269,091
Net (loss) earnings from continuing operations	(4,925)	(1)	897	(2)	7,232	(3)	(4,975)	(4)	(1,771)
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(7,423)	(1)	(13,491)	(2)	7,132	(3)	(5,146)	(4)	(18,928)
Net (loss) earnings from continuing operations per share:
Basic	$(0.12)		$0.02		$0.17		$(0.12)		$(0.05)
Diluted	$(0.12)		$0.02		$0.17		$(0.12)		$(0.05)
Net (loss) earnings attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.18)		$(0.33)		$0.17		$(0.12)		$(0.46)
Diluted	$(0.18)		$(0.32)		$0.17		$(0.12)		$(0.46)

	First		Second		Third		Fourth		Year
	As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K		As Restated in this Annual Report on Form 10-K
2012
Net revenues	$143,403		$177,762		$168,258		$200,497		$689,920
Gross profit	52,471		70,159		68,155		79,051		269,836
Net loss from continuing operations	(11,020)	(5)	(92,992)	(6)	(4,704)	(8)	(30,304)	(10)	(139,020)
Net loss attributable to Checkpoint Systems, Inc.	(11,109)	(5)	(95,324)	(7)	(5,758)	(9)	(34,259)	(11)	(146,450)
Net loss from continuing operations per share:
Basic	$(0.26)		$(2.27)		$(0.11)		$(0.73)		$(3.37)
Diluted	$(0.26)		$(2.27)		$(0.11)		$(0.73)		$(3.37)
Net loss attributable to Checkpoint Systems, Inc. per share:
Basic	$(0.27)		$(2.33)		$(0.14)		$(0.83)		$(3.57)
Diluted	$(0.27)		$(2.33)		$(0.14)		$(0.83)		$(3.57)

(1)
Includes a $1.7 million restructuring charge (net of tax), $0.4 million in financing liability interest expense (net of tax), $0.2 million in acquisition costs (net of tax), and a benefit of $6.6 million due to a litigation ruling reversal (net of tax).

(2)
Includes a $1.2 million restructuring charge (net of tax), a $1.2 million charge related to our CFO transition (net of tax), a $0.6 million make-whole premium on debt charge (net of tax), $0.4 million in financing liability interest expense (net of tax), a $0.3 million valuation allowance adjustment, $0.3 million in acquisition costs (net of tax), and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary (net of tax).

(3)
Includes a $0.8 million restructuring charge (net of tax), a $0.4 million make-whole premium on debt charge (net of tax), $0.4 million in financing liability interest expense (net of tax), and $0.3 million in acquisition costs (net of tax).

(4)
Includes a $8.0 million make-whole premium on debt charge (net of tax), $5.1 million restructuring charge (net of tax), a $4.6 million asset impairment charge (net of tax), a $0.4 million valuation allowance adjustment, $0.4 million in financing liability interest expense (net of tax), and $0.3 million in acquisition costs (net of tax).

(5)
Includes a $1.6 million restructuring charge (net of tax), a $0.5 million expense related to improper and fraudulent Canadian activities (net of tax), $0.3 million in financing liability interest expense (net of tax), and $14 thousand in acquisition costs (net of tax).

(6)
Includes a $64.4 million goodwill impairment (net of tax), a $17.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), a $0.5 million valuation allowance adjustment, $0.3 million in financing liability interest expense (net of tax), and $0.1 million in acquisition costs (net of tax).

(7)
Includes a $64.8 million goodwill impairment (net of tax), a $17.0 million restructuring charge (net of tax), a $2.9 million charge related to our CEO transition (net of tax), a $0.7 million intangible impairment charge (net of tax), a $0.5 million valuation allowance adjustment, $0.3 million in financing liability interest expense (net of tax), and $0.1 million in acquisition costs (net of tax).

(8)
Includes a $3.8 million restructuring charge (net of tax), a $1.1 million make-whole premium on debt charges (net of tax), $0.3 million in financing liability interest expense (net of tax), a $0.1 million valuation allowance adjustment, and $17 thousand in acquisition costs (net of tax).

(9)
Includes a $3.8 million restructuring charge (net of tax), a $1.1 million make-whole premium on debt charges (net of tax), a $0.8 million intangible impairment charge (net of tax), $0.3 million in financing liability interest expense (net of tax), a $0.1 million valuation allowance adjustment, and $17 thousand in acquisition costs (net of tax).

(10)
Includes a $38.3 million goodwill impairment (net of tax), a $1.5 million restructuring charge (net of tax), $0.3 million in financing liability interest expense (net of tax), a $0.3 million litigation settlement (net of tax), $0.3 million valuation allowance release, $0.2 million in acquisition costs (net of tax), compensation of $3.4 million for the financial impact of the fraudulent Canadian activities (net of tax), and a $1.4 million gain on sale of our non-strategic Suzhou, China subsidiary (net of tax).

(11)
Includes a $41.5 million goodwill impairment (net of tax), $1.5 million restructuring charge (net of tax), $0.3 million in financing liability interest expense (net of tax), a $0.3 million litigation settlement (net of tax), a $0.3 million valuation allowance release, a $0.3 million asset impairment (net of tax), $0.2 million in acquisition costs (net of tax), a $3.4 million related to improper and fraudulent Canadian activities including insurance proceeds (net of tax), and a $1.4 million gain on sale of our non-strategic Suzhou, China subsidiary (net of tax).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes or disagreements to report under this item.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 29, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 29, 2013 because of the material weakness in our internal control over financial reporting described below.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2013 using criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 29, 2013 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our gross investment in lease receivables, other financing liabilities, unearned revenue, revenue and other operating income accounts and related disclosures. The misstatement was a result of modifications made to leasing arrangements, the transfer of financial assets to a third party financial institution and multi-element revenue arrangements, and resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2012 and 2011 and each of the quarters of fiscal 2012 and the first three quarters of fiscal 2013. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-rountine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of the material weakness, management concluded the Company did not maintain effective internal control over financial reporting as of December 29, 2013, based on criteria in Internal Control - Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 29, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts in process or expected to be implemented include the following:

•	Instituting additional training programs for accounting personnel; and

•
Re-designing controls to identify, research, evaluate and review the appropriate accounting related to non-routine complex transactions and technical accounting matters. These include matters in the areas of leasing, the sale of financial assets, and revenue recognition, as well as other areas.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item (except for the information regarding executive officers called for by Item 401 (b) of Regulation S-K, which is included in Part I hereof in accordance with General Instruction G (3)) is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

We have posted the Code of Ethics, the Governance Guidelines and each of the Committee Charters on our website at www.checkpointsystems.com, and will post on our website any amendments to, or waivers from, the Code of Ethics applicable to any of its directors or executive officers. The foregoing information will also be available in print upon request.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Note that the section of our Definitive Proxy Statement entitled “Compensation Committee Report” pursuant to Regulation S-K Item 407 (e)(5) is not deemed “soliciting material” or “filed” as part of this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on June 4, 2014, which management expects to file with the SEC within 120 days of the end of the Registrant’s fiscal year.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following Consolidated Financial Statements of Checkpoint Systems, Inc. were included in Item 8:
	Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012 (As Restated)	60
	Consolidated Statements of Operations for each of the years in the three-year periods ended December 29, 2013 (As Restated)	61
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 29, 2013 (As Restated)	62
	Consolidated Statements of Equity for each of the years in the three-year period ended December 29, 2013 (As Restated)	63
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 29, 2013 (As Restated)	64
	Notes to Consolidated Financial Statements	65

2.	The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.	150

3.	The following Consolidated Financial Statements schedules of Checkpoint Systems, Inc. are included:
	Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	152

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

CHECKPOINT SYSTEMS, INC.

/s/ George Babich, Jr.
George Babich, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ George Babich, Jr.	President, Chief Executive Officer, and Director	March 31, 2014
George Babich, Jr.	(Principal Executive Officer)

/s/ Jeffrey O. Richard	Executive Vice President and Chief Financial Officer	March 31, 2014
Jeffrey O. Richard	(Principal Financial Officer)

/s/ Joseph G. Driscoll	Chief Accounting Officer	March 31, 2014
Joseph G. Driscoll	(Principal Accounting Officer)

/s/ William S. Antle, III	Director	March 31, 2014
William S. Antle, III

/s/ Stephen N. David	Director	March 31, 2014
Stephen N. David

/s/ Harald Einsmann	Director	March 31, 2014
Harald Einsmann

/s/ R. Keith Elliott	Director	March 31, 2014
R. Keith Elliott

/s/ Julie S. England	Director	March 31, 2014
Julie S. England

/s/ Marc T. Giles	Director	March 31, 2014
Marc T. Giles

/s/ Jack W. Partridge	Director	March 31, 2014
Jack W. Partridge

/s/ Sally Pearson	Director	March 31, 2014
Sally Pearson

3. Exhibits

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

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant’s 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2010.

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

Exhibit 10.7(1)
Letter Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. dated May 2, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2012.

Exhibit 10.8(1)	Employment Agreement by and between Checkpoint Systems, Inc. and George Babich, Jr. February 4, 2013 is incorporated by reference to Registrant’s Form 8-K filed with the SEC on February 8, 2013.

Exhibit 10.9(1)
Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan is hereby incorporated by reference from Appendix A to Checkpoint Systems, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Shareholders filed with the SEC on April 26, 2010.

Exhibit 10.10(1)
Amended and Restated Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan, is hereby incorporated by reference from Appendix A to Checkpoint System, Inc.’s definitive proxy statement for the 2012 Annual Meeting of Shareholders filed with the SEC on April 23, 2012

Exhibit 10.12(1)	Offer Letter dated May 8, 2013 by and between Checkpoint Systems, Inc. and Jeffrey O. Richard, is incorporated by reference to Registrant’s Form 8-K filed with the SEC on June 10, 2013.

Exhibit 10.13
Credit Agreement dated December 11, 2013, among the Registrant, as borrower, certain subsidiaries of the borrower as designated borrowers, and certain subsidiaries of the borrower as the guarantors and Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and Bank of America Merrill Lynch, as Joint Lead Arranger and Joint Book Manager, Fifth Third Bank, as Joint Lead Arranger and Joint Book Manager, and HSBC Bank USA, National Association as Joint Lead Arranger and Joint Book Manager, is incorporated by reference to Registrant’s Form 8-K filed with the SEC on December 16, 2013.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Charged to Costs and Expenses	Deductions (Write-Offs and Recoveries, net)	Adjustment for Discontinued Operations	Balance at End of Year
2013	$13,242	$—	$(412)	$(403)	$—	$12,427
2012	$12,627	$—	$3,024	$(603)	$(1,806)	$13,242
2011	$10,927	$435	$3,272	$(2,007)	$—	$12,627

Deferred Tax Valuation Allowance

(amounts in thousands)
Year	Balance at Beginning of Year	Additions Through Acquisition	Allowance Recorded on Current Year Losses	Change in Valuation Allowance	Impact of CTA	Balance at End of Year
2013	$141,474	$—	$4,173	$(125)	(14)	$145,508
2012	$102,148	$—	$38,926	$283	117	$141,474
2011	$37,808	$193	$16,119	$47,684	344	$102,148

We have adjusted the disclosure presentation of our net operating loss and foreign tax credit carryforwards and the valuation allowance by $37.0 million to properly reflect their gross positions as of December 30, 2012. This revision of our 2012 presentation is necessary from a disclosure perspective only and has no impact on our previously reported 2012 Consolidated Balance Sheet or Statement of Operations.