Form 10-Q
period 2014-03-30
CHECKPOINT SYSTEMS INC
filed 2014-05-06
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2014, there were 41,675,364 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	March 30, 2014	December 29, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,163	$121,573
Accounts receivable, net of allowance of $12,933 and $12,404	142,059	167,864
Inventories	94,821	83,521
Other current assets	25,335	29,119
Deferred income taxes	9,084	9,108
Total Current Assets	392,462	411,185
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,139	1,267
PROPERTY, PLANT, AND EQUIPMENT, net	74,463	75,067
GOODWILL	185,893	185,864
OTHER INTANGIBLES, net	75,292	78,166
DEFERRED INCOME TAXES	37,981	38,131
OTHER ASSETS	10,217	9,813
TOTAL ASSETS	$777,447	$799,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$203	$435
Accounts payable	53,861	67,203
Accrued compensation and related taxes	25,860	24,341
Other accrued expenses	41,935	41,580
Income taxes	—	2,439
Unearned revenues	9,608	9,011
Restructuring reserve	7,651	8,175
Accrued pensions — current	5,012	5,013
Other current liabilities	17,047	19,536
Total Current Liabilities	161,177	177,733
LONG-TERM DEBT, LESS CURRENT MATURITIES	85,168	91,187
FINANCING LIABILITY	35,621	35,068
ACCRUED PENSIONS	99,694	99,677
OTHER LONG-TERM LIABILITIES	35,211	36,436
DEFERRED INCOME TAXES	12,971	13,067
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,644,492 and 45,484,524 shares	4,564	4,548
Additional capital	435,046	434,336
Accumulated deficit	(23,413)	(23,284)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	2,928	2,245
TOTAL STOCKHOLDERS' EQUITY	347,605	346,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$777,447	$799,493

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 30, 2014	March 31, 2013
		(As Restated)
Net revenues	$147,406	$148,173
Cost of revenues	85,120	94,907
Gross profit	62,286	53,266
Selling, general, and administrative expenses	54,346	55,525
Research and development	3,882	4,693
Restructuring expenses	1,892	2,016
Litigation settlement	—	(6,584)
Acquisition costs	—	161
Other operating income	—	(330)
Operating income (loss)	2,166	(2,215)
Interest income	267	399
Interest expense	1,256	2,564
Other gain (loss), net	(86)	(545)
Earnings (loss) from continuing operations before income taxes	1,091	(4,925)
Income taxes expense	1,220	—
Net loss from continuing operations	(129)	(4,925)
Loss from discontinued operations, net of tax expense of $0 and $134	—	(2,556)
Net loss	(129)	(7,481)
Less: loss attributable to non-controlling interests	—	(58)
Net loss attributable to Checkpoint Systems, Inc.	$(129)	$(7,423)
Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$—	$(0.12)
Loss from discontinued operations, net of tax	—	(0.06)
Basic loss attributable to Checkpoint Systems, Inc. per share	$—	$(0.18)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$—	$(0.12)
Loss from discontinued operations, net of tax	—	(0.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$—	$(0.18)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
		(As Restated)
Net loss	$(129)	$(7,481)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $110 and $108	278	282
Change in realized and unrealized gains (losses) on derivative hedges, net of tax expense of $0 and $0	—	(157)
Foreign currency translation adjustment	405	(2,599)
Total other comprehensive income (loss), net of tax	683	(2,474)
Comprehensive income (loss)	554	(9,955)
Less: comprehensive loss attributable to non-controlling interests	—	(225)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$554	$(9,730)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 30, 2012 (As Restated)	44,763	$4,476	$424,715	$(4,356)	4,036	$(71,520)	$306	$688	$354,309
Net (loss) earnings				(18,928)				1	(18,927)
Exercise of stock-based compensation and awards released	721	72	2,489						2,561
Tax benefit on stock-based compensation			82						82
Stock-based compensation expense			6,369						6,369
Deferred compensation plan			681						681
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							1,120		1,120
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Recognized loss on pension, net of tax							1,403		1,403
Prior service cost arising during period, net of tax							(158)		(158)
Foreign currency translation adjustment							(405)	(173)	(578)
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$—	$346,325
Net loss				(129)				—	(129)
Exercise of stock-based compensation and awards released	160	16	(969)						(953)
Tax benefit on stock-based compensation			(6)						(6)
Stock-based compensation expense			1,501						1,501
Deferred compensation plan			184						184
Amortization of pension plan actuarial losses, net of tax							278		278
Foreign currency translation adjustment							405		405
Balance, March 30, 2014	45,644	$4,564	$435,046	$(23,413)	4,036	$(71,520)	$2,928	$—	$347,605

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter (13 weeks) ended	March 30, 2014	March 31, 2013
		(As Restated)
Cash flows from operating activities:
Net loss	$(129)	$(7,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,164	6,962
Amortization of debt issuance costs	108	347
Interest on financing liability	559	505
Deferred taxes	(93)	(393)
Stock-based compensation	1,501	1,972
Provision for losses on accounts receivable	676	(699)
Excess tax benefit on stock compensation	(186)	(23)
Loss on disposal of fixed assets	29	170
Litigation settlement	—	(6,584)
Restructuring related asset impairment	172	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	24,279	34,851
Inventories	(11,111)	(1,254)
Other assets	3,995	6,764
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(13,209)	(2,031)
Income taxes	(2,376)	(2,462)
Unearned revenues - current	594	(4,679)
Restructuring reserve	(517)	(3,063)
Other liabilities	(1,893)	(10,590)
Net cash provided by operating activities	8,563	13,043
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(3,318)	(1,363)
Cash proceeds from the sale of discontinued operations	71	—
Other investing activities	36	440
Net cash used in investing activities	(3,211)	(923)
Cash flows from financing activities:
Proceeds from stock issuances	59	600
Excess tax benefit on stock compensation	186	23
Proceeds from short-term debt	—	2,272
Payment of short-term debt	—	(248)
Net change in factoring and bank overdrafts	(55)	(431)
Proceeds from long-term debt	1,000	—
Payment of long-term debt	(7,179)	(71)
Net cash (used in) provided by financing activities	(5,989)	2,145
Effect of foreign currency rate fluctuations on cash and cash equivalents	227	(2,015)
Net (decrease) increase in cash and cash equivalents	(410)	12,250
Cash and cash equivalents:
Beginning of period	121,573	118,829
End of period	$121,163	$131,079
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Restatement of Previously Issued Consolidated Financial Statements

In our 2013 Annual Report on Form 10-K, we restated our previously issued consolidated financial statements and the related disclosures for the years ended December 30, 2012 and December 25, 2011 and unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the accounting for the future extension of a sales-type lease arrangement in Spain during the second quarter ended June 26, 2011 (“Spain transaction”). The sale of the underlying customer receivables to a financial institution qualified as a legal sale and we recognized the proceeds net of amounts deferred for future deliverables of $17.4 million in other operating income in the second quarter ended June 26, 2011. During of the fourth quarter of 2013, we discovered that the 2011 extension arrangement represented the execution of forward starting leases. The recognition of a lease receivable is not permitted until such time as the commencement of a lease or the sale of an unrecognized financial asset (i.e. a right to future income). Accordingly, we reversed the other operating income recognized in fiscal 2011 related to this transaction and recorded other necessary adjustments in the interim and annual periods from the second quarter ended June 26, 2011 through the third quarter ended September 29, 2013.

The aggregate impacts of correcting the errors relating to the Spain transaction as of and for the first quarter ended March 31, 2013 were as follows:

(amounts in millions)	Restatement Adjustments to Previously Reported Income Statement - Income/(Expense)
For the Quarter ended	March 31, 2013
Net revenues	$(0.9)
Operating income	(0.9)
Interest expense	(0.5)
Income taxes expense	(0.3)
Net loss	(1.1)

We assessed the impact of these errors, including the impact of the previously disclosed out-of-period adjustments on our prior interim and annual financial statements and concluded that the combined impact of these errors was material to our financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in our consolidated financial statements in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

In addition to the Spain transaction resulting in the restatement of our previously issued consolidated financial statements, we also recorded certain other immaterial errors affecting the consolidated financial statements as of and for the quarter ended March 31, 2013 that are included in our restatement adjustments:

•	Income tax adjustments - The correction of out of period income tax adjustments had no combined effect on net loss and total assets in the first quarter of 2013.

•
Other out of period adjustments - We recorded certain other out of period errors which were not individually material to the financial statements which had the combined effect in the first quarter of 2013 of increasing net revenues by $0.3 million, increasing net loss by $37 thousand, increasing total assets by $1.6 million, increasing total current liabilities by $1.4 million and increasing long-term liabilities by $3.9 million. The cumulative impact of these adjustments in prior periods resulted in an adjustment to reduce the beginning retained earnings balance in fiscal 2013 by $3.7 million. The largest single contributor to these adjustments was a correction of our deferred maintenance balances in certain European countries which increased unearned revenues by $2.1 million and increased other long-term liabilities by $3.9 million as of March 31, 2013. The income statement impact of this adjustment was a decrease in net loss of $0.3 million in the quarter ended March 31, 2013.

This Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 includes the impact of the restatement on the applicable unaudited quarterly financial information for the quarter ended March 31, 2013. In addition, our future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. The effect of the restatement on previously issued quarterly financial information as of and for the three months ended March 31, 2013 is set forth in this footnote.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for quarterly and annual periods ended prior to December 29, 2013 have not been and will not be amended.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Statements of Operations, Comprehensive Income (Loss), and Cash Flows for the quarter ended March 31, 2013 to the corresponding financial statements for the quarterly period as restated.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net revenues	$148,835	$(662)	$148,173
Cost of revenues	94,894	13	94,907
Gross profit	53,941	(675)	53,266
Selling, general, and administrative expenses	55,287	238	55,525
Research and development	4,693	—	4,693
Restructuring expenses	2,016	—	2,016
Litigation settlement	(6,584)	—	(6,584)
Acquisition costs	161	—	161
Other expense	—	—	—
Other operating income	(330)	—	(330)
Operating loss	(1,302)	(913)	(2,215)
Interest income	399	—	399
Interest expense	2,059	505	2,564
Other gain (loss), net	(545)	—	(545)
Loss from continuing operations before income taxes	(3,507)	(1,418)	(4,925)
Income taxes expense (benefit)	279	(279)	—
Net loss from continuing operations	(3,786)	(1,139)	(4,925)
Loss from discontinued operations, net of tax expense of $134	(2,556)	—	(2,556)
Net loss	(6,342)	(1,139)	(7,481)
Less: loss attributable to non-controlling interests	(58)	—	(58)
Net loss attributable to Checkpoint Systems, Inc.	$(6,284)	$(1,139)	$(7,423)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.03)	$(0.12)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.03)	$(0.18)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$(0.09)	$(0.03)	$(0.12)
Loss from discontinued operations, net of tax	$(0.06)	$—	$(0.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.15)	$(0.03)	$(0.18)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended
	March 31, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net loss	$(6,342)	$(1,139)	$(7,481)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $108 and $0	282	—	282
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $13	(157)	—	(157)
Foreign currency translation adjustment	(3,341)	742	(2,599)
Total other comprehensive income (loss), net of tax	(3,216)	742	(2,474)
Comprehensive loss	(9,558)	(397)	(9,955)
Less: comprehensive loss attributable to non-controlling interests	(225)	—	(225)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(9,333)	$(397)	$(9,730)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net loss	$(6,342)	$(1,139)	$(7,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,309	—	6,962
Amortization of debt issuance costs	—	—	347
Interest on financing liability	—	505	505
Deferred taxes	(114)	(279)	(393)
Stock-based compensation	1,972	—	1,972
Provision for losses on accounts receivable	(699)	—	(699)
Excess tax benefit on stock compensation	(23)	—	(23)
Loss on disposal of fixed assets	170	—	170
Litigation settlement	(6,584)	—	(6,584)
Restructuring-related asset impairment	731	—	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	39,180	(4,329)	34,851
Inventories	(1,181)	(73)	(1,254)
Other current assets	10,302	(3,538)	6,764
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(6,973)	4,942	(2,031)
Income taxes	(2,462)	—	(2,462)
Unearned revenues - current	(8,846)	4,167	(4,679)
Restructuring reserve	(3,063)	—	(3,063)
Other liabilities	(10,334)	(256)	(10,590)
Net cash provided by operating activities	13,043	—	13,043
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(1,363)	—	(1,363)
Other investing activities	440	—	440
Net cash used in investing activities	(923)	—	(923)
Cash flows from financing activities:
Proceeds from stock issuances	600	—	600
Excess tax benefit on stock compensation	23	—	23
Proceeds from short-term debt	2,272	—	2,272
Payment of short-term debt	(248)	—	(248)
Net change in factoring and bank overdrafts	(431)	—	(431)
Payment of long-term debt	(71)	—	(71)
Net cash provided by financing activities	2,145	—	2,145
Effect of foreign currency rate fluctuations on cash and cash equivalents	(2,015)	—	(2,015)
Net increase in cash and cash equivalents	12,250	—	12,250
Cash and cash equivalents:
Beginning of period	118,829	—	118,829
End of period	$131,079	$—	$131,079

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. The Consolidated Balance Sheet as of December 29, 2013 is derived from the Company's audited Consolidated Financial Statements at December 29, 2013. Refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 for the most recent disclosure of our accounting policies.

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at March 30, 2014 and December 29, 2013 and our results of operations for the thirteen weeks ended March 30, 2014 and March 31, 2013 and changes in cash flows for the thirteen weeks ended March 30, 2014 and March 31, 2013. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to the current period presentation. In order to conform to the current period presentation, the As Restated amounts include a balance sheet reclassification of internal-use software from property, plant and equipment to other intangibles and also include a statement of cash flows reclassification of amortization of debt issuance costs from depreciation and amortization.

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

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $13.0 million and $11.1 million as of March 30, 2014 and December 29, 2013, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

Non-controlling Interests

On May 16, 2011, Checkpoint Holland Holding B.V., a wholly-owned subsidiary, acquired 51% of the outstanding voting shares of Shore to Shore PVT Ltd. (Sri Lanka) in exchange for $1.7 million in cash.

In January 2013, we entered into an agreement to sell our 51% interest in Sri Lanka to the unrelated third party holding the non-controlling interest. On June 24, 2013, we completed the sale of our 51% interest for which we received cash proceeds of $0.2 million (net of a stamp duty). The gain on sale of $0.2 million was recorded within other operating income on the Consolidated Statement of Operations.

We have presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three months ended March 31, 2013.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Three months ended	March 30, 2014	March 31, 2013
Balance at beginning of year	$4,521	3,995
Accruals for warranties issued, net	810	888
Settlements made	(962)	(679)
Foreign currency translation adjustment	13	(107)
Balance at end of period	$4,382	$4,097

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 30, 2014 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 29, 2013	$(17,773)	$—	$20,018	$2,245
Other comprehensive (loss) income before reclassifications	50	—	355	405
Amounts reclassified from other comprehensive income (loss)	278	—	—	278
Net other comprehensive income (loss)	328	—	355	683
Balance, March 30, 2014	$(17,445)	$—	$20,373	$2,928

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended March 30, 2014 and March 31, 2013 were as follows:

(amounts in thousands)	March 30, 2014		March 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(385)		$(389)
Prior service cost (1)	(3)		(1)
	(388)	Total before tax	(390)	Total before tax
	110	Tax benefit	108	Tax benefit
	$(278)	Net of tax	$(282)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of revenues	$158	Cost of revenues
	—	Total before tax	158	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$158	Net of tax
Total reclassifications for the period	$(278)		$(124)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued, are reflected where appropriate in our financial statements.

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” (ASU 2013-04). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment (CTA) for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” (ASU 2013-07). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The ASU is effective prospectively for entities that determine liquidation is imminent during annual and interim reporting periods beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In March 2014, the FASB issued ASU 2014-06, "Technical Corrections and Improvements Related to Glossary Terms," (ASU 2014-06). This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, has not had a material impact on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," (ASU 2014-08). Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact of the adoption of this ASU on our Consolidated Results of Operations and Financial Condition will be based on our future disposal activity.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	March 30, 2014	December 29, 2013
Raw materials	$18,325	$18,040
Work-in-process	3,828	2,901
Finished goods	72,668	62,580
Total	$94,821	$83,521

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $75.3 million and $78.2 million as of March 30, 2014 and December 29, 2013, respectively.

The following table reflects the components of intangible assets as of March 30, 2014 and December 29, 2013:

		March 30, 2014		December 29, 2013
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$83,042	$58,178	$83,063	$56,798
Trade name	1 to 30	30,243	19,508	30,256	19,346
Patents, license agreements	3 to 14	61,828	54,728	61,820	54,225
Internal-use software	3 to 7	24,039	13,100	24,039	12,358
Other	2 to 6	7,151	6,873	7,132	6,793
Total amortized finite-lived intangible assets		206,303	152,387	206,310	149,520

Indefinite-lived intangible assets:
Trade name		21,376	—	21,376	—
Total identifiable intangible assets		$227,679	$152,387	$227,686	$149,520

Amortization expense for the three months ended March 30, 2014 and March 31, 2013 was $2.9 million and $3.0 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2014	(1)	$11,283
2015		$10,919
2016		$10,505
2017		$9,433
2018		$3,659

(1)	The estimated amortization expense for the remainder of 2014 is anticipated to be $8.4 million.

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

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Segment reallocation	(2,116)	2,116	—	—
Translation adjustments	2,242	—	881	3,123
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	47	—	(18)	29
Balance as of March 30, 2014	$159,204	$2,116	$24,573	$185,893

The following table reflects the components of goodwill as of March 30, 2014 and December 29, 2013:

	March 30, 2014			December 29, 2013
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$206,489	$47,285	$159,204	$207,589	$48,432	$159,157
Apparel Labeling Solutions	86,566	84,450	2,116	86,764	84,648	2,116
Retail Merchandising Solutions	138,457	113,884	24,573	138,098	113,507	24,591
Total goodwill	$431,512	$245,619	$185,893	$432,451	$246,587	$185,864

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

Acquisition costs incurred in connection with the transaction including legal and other arbitration-related costs, are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.2 million for the three months ended March 31, 2013 without a comparable expense for the three months ended March 30, 2014.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Note 4. DEBT

Long-term debt as of March 30, 2014 and December 29, 2013 consisted of the following:

(amounts in thousands)	March 30, 2014	December 29, 2013
Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$85,000	$90,000
Full-recourse factoring liabilities	201	257
Other capital leases with maturities through 2018	170	1,365
Total	85,371	91,622
Less current portion	203	435
Total long-term portion	$85,168	$91,187

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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of March 30, 2014. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults.  Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
During the year ended December 29, 2013, we incurred $1.8 million in fees and expenses in connection with the 2013 Senior Secured Credit Facility, which are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.

As of March 30, 2014, $1.8 million, issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

Other Long-Term Debt

In December 2013, we entered into a sale-lease-back transaction in Spain. As of December 29, 2013, the lease had a balance of $1.2 million (€0.9 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.0 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets. On February 7, 2014, the outstanding balance of $1.2 million (€0.9 million) was repaid and the liability was released.

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of March 30, 2014 the factoring arrangements had a balance of $0.2 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $0.1 million (€40 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.6 million and $35.1 million as of March 30, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $0.6 million and $0.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 30, 2014 and March 31, 2013 was $1.5 million and $2.0 million ($1.4 million and $2.0 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.1 million for the quarter ended March 30, 2014 and March 31, 2013, respectively.

On February 27, 2014, RSUs were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $14.90 per share. Compensation expense of $32 thousand was recognized in connection with these RSUs for the three months ended March 30, 2014. As of March 30, 2014, total unamortized compensation expense for this grant was $1.1 million. As of March 30, 2014, the maximum achievable RSUs outstanding under this plan are 76,910 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $29 thousand and $4 thousand was recognized in connection with these RSUs for the three months ended March 30, 2014 and March 31, 2013, respectively. As of March 30, 2014, total unamortized compensation expense for these grants was $0.1 million. As of March 30, 2014, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.

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

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of March 30, 2014, the fair value of the award is $0.45 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the first quarter of 2014, less than $1 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of March 30, 2014, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 45.32%, (ii) risk-free rate of 0.37%, and (iii) an expected dividend yield of zero.

Stock Options

Option activity under the principal option plans as of March 30, 2014 and changes during the quarter ended March 30, 2014 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2013	2,450,660	$17.70	4.35	$4,285
Granted	206,280	14.84
Exercised	(5,430)	10.80
Forfeited or expired	(100,857)	16.85
Outstanding at March 30, 2014	2,550,653	$17.51	4.66	$2,593
Vested and expected to vest at March 30, 2014	2,449,476	$17.77	4.49	$2,336
Exercisable at March 30, 2014	2,017,125	$19.06	3.52	$1,431

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2014. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the quarter ended March 30, 2014 and March 31, 2013 was $18 thousand and $0.1 million, respectively.

As of March 30, 2014, $1.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

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

Three months ended	March 30, 2014	March 31, 2013
Weighted-average fair value of grants	6.44	5.42
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.16%	50.85%
Expected life (in years)	5.11	5.07
Risk-free interest rate	1.461%	0.792%

Restricted Stock Units

Nonvested restricted stock units as of March 30, 2014 and changes during the quarter ended March 30, 2014 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2013	852,508	0.64	$17.36
Granted	266,715		$14.87
Vested	(188,333)		$14.81
Forfeited	(39,796)		$12.87
Nonvested at March 30, 2014	891,094	1.18	$17.36
Vested and expected to vest at March 30, 2014	822,424	1.13
Vested at March 30, 2014	—	—

The total fair value of restricted stock awards vested during the first quarter of 2014 was $2.8 million as compared to $1.3 million in the first quarter of 2013. As of March 30, 2014, there was $5.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.3 million as of March 30, 2014, of which $0.3 million was expensed for the three months ended March 30, 2014. The total amount accrued related to the plan equaled $0.4 million as of March 31, 2013, of which $0.3 million was expensed for the three months ended March 31, 2013. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the quarter ended March 30, 2014 and March 31, 2013 were as follows:

(amounts in thousands)
Three months ended	March 30, 2014	March 31, 2013
Interest	$541	$2,782
Income tax payments	$2,287	$2,504

As of March 30, 2014 and March 31, 2013, we accrued $0.6 million and $0.6 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at March 30, 2014 and March 31, 2013 since they represent non-cash investing activities. Accrued capital expenditures at March 30, 2014 and March 31, 2013 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 30, 2014	March 31, 2013
		(As Restated)
Basic loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(129)	$(4,867)
Basic loss from discontinued operations, net of tax expense of $0 and $134	—	(2,556)
Diluted loss from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	(129)	(4,867)
Diluted loss from discontinued operations, net of tax expense of $0 and $134	$—	$(2,556)

Shares:
Weighted-average number of common shares outstanding	41,541	40,784
Vested shares issuable under deferred compensation agreements	345	404
Basic weighted-average number of common shares outstanding	41,886	41,188
Common shares assumed upon exercise of stock options and awards	—	—
Unvested shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	41,886	41,188

Basic loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$—	$(0.12)
Loss from discontinued operations, net of tax	—	(0.06)
Basic loss attributable to Checkpoint Systems, Inc. per share	$—	$(0.18)

Diluted loss attributable to Checkpoint Systems, Inc. per share:
Loss from continuing operations	$—	$(0.12)
Loss from discontinued operations, net of tax	—	(0.06)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$—	$(0.18)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three months ended March 30, 2014 and March 31, 2013 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,260	2,471

(1)
Stock options and awards of 345 shares and deferred compensation arrangements of 17 shares were anti-dilutive in the first three months of 2014 and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the period. Stock options and awards of 196 shares and deferred compensation arrangements of 49 shares were anti-dilutive in the first three months of 2013 and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the period.

Note 8. INCOME TAXES

The effective tax rate for the quarter ended March 30, 2014 was 111.8% as compared to 0.0% for the quarter ended March 31, 2013. The change in the effective tax rate for the quarter ended March 30, 2014 was due to the mix of income between subsidiaries. The 2014 effective tax rate was higher due to the mix of income among subsidiaries. The 2014 rate was also impacted by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase.

Historically, we determined our interim tax provision using an estimated annual effective tax rate methodology. For the quarter ended March 31, 2013, we accounted for the U.S. operations by applying the discrete method based on the determination that if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate. In the quarter ended March 30, 2014, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of March 30, 2014 and December 29, 2013, we had net deferred tax assets of $31.5 million and $31.5 million, respectively.

Included in other current assets as of March 30, 2014, is a current income tax receivable of $3.2 million. This amount represents a net receivable of $2.8 million as of December 29, 2013, year to date estimated tax payments made in excess of refunds received in the amount of $1.6 million, and tax expense recorded on our year to date pretax income of $1.2 million. Included in other current liabilities is our current deferred tax liability of $2.6 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18.2 million and $18.1 million at March 30, 2014 and December 29, 2013, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the quarter ended March 30, 2014 we recognized an interest and penalties benefit of $0.2 million compared to interest and penalties expense of $0.2 million during the quarter ended March 31, 2013. As of March 30, 2014 and December 29, 2013, we had accrued interest and penalties related to unrecognized tax benefits of $4.6 million and $4.4 million, respectively.

As of March 30, 2014 and December 29, 2013, $19.6 million and $19.6 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of other long term liabilities on the consolidated balance sheet.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of
$3.1 million to $12.1 million.

We are currently under audit in the following major jurisdictions: United States 2011, Germany 2006 – 2009, Finland 2005 – 2009, and India 2010. The following major jurisdictions have tax years that remain subject to examination: Germany - 2006 to 2013, United States - 2010 to 2013, China - 2010 to 2013 and Hong Kong - 2007 to 2013. Our tax returns for open years in all jurisdictions are subject to changes upon examination.
We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 30, 2014 and March 31, 2013 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
Service cost	$282	$268
Interest cost	916	879
Expected return on plan assets	—	26
Amortization of actuarial loss	385	389
Amortization of prior service costs	3	1
Net periodic pension cost	$1,586	$1,563

We expect the cash requirements for funding the pension benefits to be approximately $5.4 million during fiscal 2014, including $1.2 million which was funded during the quarter ended March 30, 2014.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and December 29, 2013 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$4	$—	$4	$—
Total assets	$4	$—	$4	$—

Foreign currency forward exchange contracts	$25	$—	$25	$—
Total liabilities	$25	$—	$25	$—

(amounts in thousands)	Total Fair Value Measurement December 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Foreign currency forward exchange contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 30, 2014 and December 29, 2013 are summarized in the following table:

	March 30, 2014		December 29, 2013
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$85,000	$85,000	$90,000	$90,000

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

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

Accrued restructuring costs for lease termination liabilities of $12 thousand were valued using a discounted cash flow model during the quarter ended March 30, 2014. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. We recorded a $5 thousand release related to fair value adjustments to existing lease termination liabilities of $64 thousand during the quarter ended March 30, 2014. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the quarter ended March 30, 2014 of $0.2 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $0.2 million were written down to their fair values of $21 thousand. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 30, 2014 and December 29, 2013:

	March 30, 2014				December 29, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$4	Other current liabilities	$25	Other current assets	$—	Other current liabilities	$18
Total derivatives not designated as hedging instruments		4		25		—		18
Total derivatives		$4		$25		$—		$18

The following tables represent the amounts affecting the Consolidated Statement of Operations for the quarter ended March 30, 2014 and March 31, 2013:

	March 30, 2014				March 31, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales		$—	$1	Cost of sales	$(158)	$11

	Quarter
	(13 weeks) Ended
	March 30, 2014		March 31, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(30)	Other gain (loss), net	$213	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 30, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $8.1 million. The fair values of the forward exchange contracts were reflected as a $4 thousand asset and $25 thousand liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Note 11. PROVISION FOR RESTRUCTURING

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the first quarter of 2014, with $61 million in total costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan. Through our Global Restructuring Plan including Project LEAN, we plan to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three months ended March 30, 2014 and March 31, 2013 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$1,572	$339
Asset impairments	172	731
Other exit costs	143	885
SG&A Restructuring Plan
Severance and other employee-related charges	5	(16)
Other exit costs	—	77
Total	$1,892	$2,016

Restructuring accrual activity for the three months ended March 30, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 30, 2014
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,757	$2,093	$(521)	$(1,850)	$(6)	$7,473
Other exit costs(1)	66	143	—	(173)	(1)	35
SG&A Restructuring Plan
Severance and other employee-related charges	352	5	—	(214)	—	143
Total	$8,175	$2,241	$(521)	$(2,237)	$(7)	$7,651

(1)	During the first quarter of 2014, there was a net charge to earnings of $0.1 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially completed by the third quarter of 2014.

For the quarter ended March 30, 2014, the net charge to earnings of $1.9 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60.8 million have been incurred through March 30, 2014. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,273, of which 2,181 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the quarter ended March 30, 2014, the net charge to earnings of $5 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of March 30, 2014, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The three months ended March 31, 2013 have been conformed to reflect the segment change.

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

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014		March 31, 2013
			(As Restated)
Business segment net revenue:
Merchandise Availability Solutions	$93,464		$94,250
Apparel Labeling Solutions	42,081		40,833
Retail Merchandising Solutions	11,861		13,090
Total revenues	$147,406		$148,173
Business segment gross profit:
Merchandise Availability Solutions	$43,942		$37,328
Apparel Labeling Solutions	14,085		10,996
Retail Merchandising Solutions	4,259		4,942
Total gross profit	62,286		53,266
Operating expenses	60,120	(1)	55,481	(2)
Interest (expense) income, net	(989)		(2,165)
Other gain (loss), net	(86)		(545)
Earnings (loss) from continuing operations before income taxes	$1,091		$(4,925)

(1)	Includes a $1.9 million restructuring charge.

(2)	Includes a benefit of $6.6 million due to a litigation accrual reversal, a $2.0 million restructuring charge and a $0.2 million acquisition charge.

Note 14. DISCONTINUED OPERATIONS

Banking Security Systems Integration

On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, we received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. We received $0.1 million of principal on the note receivable for the three months ended March 30, 2014. The proceeds are included in cash proceeds from the sale of discontinued operations on the Consolidated Statement of Cash Flows.

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

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We initially recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the closing balance sheet. In the fourth quarter of 2013, the buyer disputed some amounts on the closing balance sheet. As a result, we recorded a payable to the buyer of $0.9 million as a working capital adjustment based on the buyer's preliminary review of the final closing balance sheet. This amount was paid to the buyer during the three months ended March 30, 2014. We incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $4.1 million as of March 30, 2014. We have a total lease guarantee liability of $0.1 million recorded in both other current liabilities and other long term liabilities on the Consolidated Balance Sheet as of March 30, 2014. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services income, net of transition services expense, was $29 thousand for the three months ended March 30, 2014. This amount is included within other gain (loss), net on the Consolidated Statement of Operations for the three months ended March 30, 2014. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and were recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.6 million was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013.

The results for the three months ended March 30, 2014 and March 31, 2013 have been reclassified to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
Net revenue	$—	$12,543
Gross profit	—	(25)
Selling, general, and administrative expenses	—	2,318
Research and development	—	79
Operating loss	—	(2,422)
Loss from discontinued operations before income taxes	—	(2,422)
Loss from discontinued operations, net of tax	$—	$(2,556)
Net cash flows of our discontinued operations from each of the categories of operating, investing, and financing activities were not significant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: the impact upon operations of accounting policies review and improvement; the impact of our financial results and stock price as a result of our restatement of our previously-issued financial statements; the impact upon operations of legal and compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; the impact of our working capital improvement initiatives; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; our ability to manage risks associated with business divestitures; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system . Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake to update our forward-looking statements, except as required by applicable securities laws.Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 29, 2013, and our other Securities and Exchange Commission filings that are subsequently filed.

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 1, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Consolidated Financial Statements of this Quarterly Report on Form 10-Q, in our 2013 Annual Report on Form 10-K, we restated our previously issued consolidated financial statements and the related disclosures for the years ended December 30, 2012 and December 25, 2011 and unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013 (the "Restated Periods").

The restatement is the result of our corrections for the effect of financial statement errors attributable to the accounting for the future extension of a sales-type lease arrangement in Spain during the second quarter ended June 26, 2011 (“Spain transaction”). In addition to the Spain transaction resulting in the restatement of our previously issued consolidated financial statements, we also recorded certain other immaterial errors affecting the consolidated financial statements of the Restated Periods.

All amounts in this Quarterly Report on Form 10-Q affected by the restatement reflect such amounts as restated. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the quarter ended March 31, 2013 resulting from the restatement is set forth in Note 1 to the Notes to Consolidated Financial Statements. Our Quarterly Reports on Form 10-Q for subsequent periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. See Note 1 of the Notes to Consolidated Financial Statements for further detail.

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

Our expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the first quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the two plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. There have been no material changes to our Critical Accounting Policies and Estimates set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Thirteen Weeks Ended March 30, 2014 Compared to Thirteen Weeks Ended March 31, 2013

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	March 30, 2014 (Fiscal 2014)	March 31, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues
Merchandise Availability Solutions	63.4%	63.6%	(0.8)%
Apparel Labeling Solutions	28.6	27.6	3.1
Retail Merchandising Solutions	8.0	8.8	(9.4)
Net revenues	100.0	100.0	(0.5)
Cost of revenues	57.7	64.1	(10.3)
Gross profit	42.3	35.9	16.9
Selling, general, and administrative expenses	36.9	37.5	(2.1)
Research and development	2.6	3.1	(17.3)
Restructuring expenses	1.3	1.3	(6.2)
Litigation settlement	—	(4.4)	(100.0)
Acquisition costs	—	0.1	(100.0)
Other operating income	—	(0.2)	(100.0)
Operating income (loss)	1.5	(1.5)	(197.8)
Interest income	0.2	0.3	(33.1)
Interest expense	0.9	1.7	(51.0)
Other gain (loss), net	(0.1)	(0.4)	(84.2)
Earnings (loss) from continuing operations before income taxes	0.7	(3.3)	(122.2)
Income taxes expense	0.8	—	N/A
Net loss from continuing operations	(0.1)	(3.3)	(97.4)
Loss from discontinued operations, net of tax	—	(1.7)	(100.0)
Net loss	(0.1)	(5.0)	(98.3)
Less: loss attributable to non-controlling interests	—	—	(100.0)
Net loss attributable to Checkpoint Systems, Inc.	(0.1)%	(5.0)%	(98.3)%

N/A – Comparative percentages are not meaningful.

Net Revenues

Revenues for the first quarter of 2014 compared to the first quarter of 2013 decreased $0.8 million, or 0.5%, from $148.2 million to $147.4 million. Foreign currency translation had a negative impact on revenues of approximately $0.9 million, or 0.6%, in the first quarter of 2014 as compared to the first quarter of 2013.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter	March 30, 2014 (Fiscal 2014)	March 31, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues:
Merchandise Availability Solutions	$93.4	$94.3	$(0.9)	(0.8)%
Apparel Labeling Solutions	42.1	40.8	1.3	3.1
Retail Merchandising Solutions	11.9	13.1	(1.2)	(9.4)
Net revenues	$147.4	$148.2	$(0.8)	(0.5)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $0.9 million, or 0.8%, during the first quarter of 2014 compared to the first quarter of 2013. Foreign currency translation had a negative impact of approximately $0.7 million. The adjusted decrease of $0.2 million in MAS was due primarily to decreases in EAS systems, CheckView® and our business that supports shrink management in libraries (Library). These decreases were partially offset by increases in EAS consumables, Merchandise Visibility (RFID), and Alpha®.

EAS systems revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to a decline in Europe resulting from the lower volume of new product installations with existing customers. The decrease was offset by an increase in the U.S. due to a large roll-out that began in the fourth quarter of 2013.

We sold our U.S. and Canada CheckView® business in 2013. The results of this business are included in discontinued operations. We will continue to provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require a combined security solution. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013.

Library revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

EAS consumables revenues increased in the first quarter of 2014 as compared to the first quarter of 2013, primarily due to increased EAS label revenues in the U.S. and Europe as a result of new protection programs with new and existing customers including the impact of recent market share wins in EAS systems. We expect our EAS consumables business to be favorably impacted in 2014 by our recent market share wins in our EAS systems business. Hard Tag @ Source™ revenues in the U.S. also contributed to the increase, resulting from increased volumes from both new and existing customers.

The Merchandise Visibility (RFID) revenues increased in the first quarter of 2014 as compared to the first quarter of 2013, as the business continues to gain traction with installations at several major retailers, primarily in the U.S. and Europe. We expect RFID revenues to increase and continue on their forecasted path for strong growth in 2014 as a result of asset tracking business delayed from 2013 to 2014, the conversion of certain pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Alpha® revenues increased in the first quarter of 2014 as compared to the first quarter of 2013 due to strong sales in the U.S. and Asia Pacific with key customers in 2014 without comparable levels of demand in 2013. The increase was offset by declines in International Americas and Europe primarily due to large orders in the first quarter of 2013 without comparable demand in 2014. Growth in 2014 is expected to be hindered due to lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues increased $1.3 million, or 3.1%, in the first quarter of 2014 as compared to the first quarter of 2013. After considering the foreign currency translation negative impact of $0.4 million, the $1.7 million increase in revenues is driven by increased RFID labels revenue in Asia, Europe and the U.S. resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. The increase was partially offset by declines in ALS sales volumes in the U.S., Asia and Europe due to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. We expect modest growth in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $1.2 million, or 9.4%, in the first quarter of 2014 as compared to the first quarter of 2013. After considering the foreign currency translation positive impact of $0.2 million, the $1.4 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by soft economic conditions in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first quarter of 2014, gross profit increased $9.0 million, or 16.9%, from $53.3 million to $62.3 million in the first quarter of 2014. The negative impact of foreign currency translation on gross profit was approximately $0.7 million. Gross profit, as a percentage of net revenues, increased from 35.9% to 42.3%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased from 39.6% in the first quarter of 2013 to 47.0% in the first quarter of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS consumables, EAS systems, Alpha® and RFID. EAS consumables and EAS systems margins increased due primarily to increased volume on high margin programs in the U.S. Alpha® margins increased due to product mix and favorable manufacturing variances. RFID margins increased as prior year margins were also negatively impacted by pilot programs and additional investments with new and existing customers as well as higher field service costs resulting from a significant roll-out in the U.S.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 33.5% in the first quarter of 2014, from 26.9% in the first quarter of 2013. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, inventory management, and improved manufacturing efficiencies.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 35.9% in the first quarter of 2014 from 37.8% in the first quarter of 2013. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to the net impact of the movement of a portion of this business to a distributor model. The decrease was partially offset by higher margins in HLS due to favorable manufacturing variances.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $1.2 million, or 2.1%, during the first quarter of 2014 compared to the first quarter of 2013. The SG&A and enhanced Global Restructuring programs continued to reduce selling-related expenses by $1.6 million. Offsetting these cost reductions was an increase in bad debt expense due to a $0.4 million net recovery in the first quarter of 2013 compared to $0.7 million of expense in the first quarter of 2014.

Research and Development Expenses

Research and development (R&D) expenses were $3.9 million, or 2.6%, of revenues in the first quarter of 2014 and $4.7 million, or 3.1%, of revenues in the first quarter of 2013, as we have placed focus on operational efficiency specifically through Project LEAN.

Restructuring Expenses

Restructuring expenses were $1.9 million, or 1.3% of revenues in the first quarter of 2014 compared to $2.0 million or 1.3% of revenues in the first quarter of 2013.

Litigation Settlement

Litigation settlement for the first quarter of 2013 was a benefit of $6.6 million without a comparable amount in 2014. The benefit was related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor.

Acquisition Costs

Acquisition costs were $0.2 million for the first quarter of 2013 without a comparable expense in 2014. The decrease in acquisition costs was primarily due to the timing of services related to the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Operating Income

Other operating income for the first quarter of 2014 decreased $0.3 million from the comparable first quarter of 2013. The decrease is primarily due to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements in the first quarter of 2013.

Interest Income and Interest Expense

Interest income for the first quarter of 2014 decreased $0.1 million from the comparable quarter of 2013. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during the first quarter of 2014 compared to the first quarter of 2013.

Interest expense for the first quarter of 2014 decreased $1.3 million from the first quarter of 2013. The decrease in interest expense was primarily due to securing the new Senior Secured Credit Facility in December 2013, which reduced the cost of debt from approximately 6% to 2%.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.1 million in the first quarter of 2014 compared to a net loss of $0.5 million in the first quarter of 2013. There was a $0.1 million foreign exchange loss during the first quarter of 2014 compared to a $0.5 million foreign exchange loss during the first quarter of 2013. The decreased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first quarter of 2014 was 111.8% as compared to the year to date effective rate for the first quarter of 2013 of 0.0%. The 2014 effective tax rate was higher due to the mix of income among subsidiaries. The 2014 rate was also impacted by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase. In the first quarter of 2014, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate. For the three months ended March 31, 2013, we applied the discrete method to our U.S. operations.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, $2.6 million in the first quarter of 2013, without a comparable amount in 2014. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, the business, which was included in our Merchandise Availability Solutions segment, was excluded from continuing operations.

Net Loss Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $0.1 million, or $0.00 per diluted share, during the first quarter of 2014 compared to $7.4 million, or $0.18 per diluted share, during the first quarter of 2013. The weighted-average number of shares used in the diluted earnings per share computation were 41.9 million and 41.2 million for the first quarter of 2014 and 2013, respectively.

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
We believe, that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, hand-held labeling tools and services from maintenance), repeat customer business, the anticipated effect of our restructuring activities, and our cash position and borrowing capacity should provide us with adequate cash flow and liquidity to continue with the successful execution of our strategic plan. We have worked to reduce our liquidity risk by implementing working capital improvements while reducing expenses in areas that will not adversely impact the future potential of our business. We evaluate the risk and creditworthiness of all existing and potential counterparties for all debt, investment, and derivative transactions and instruments. Our policy allows us to enter into transactions with nationally recognized financial institutions with a credit rating of “A” or higher as reported by one of the credit rating agencies that is a nationally recognized statistical rating organization by the U.S. Securities and Exchange Commission. The maximum exposure permitted to any single counterparty is $50.0 million. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our Treasury Risk Committee.

As of March 30, 2014, our cash and cash equivalents were $121.2 million compared to $121.6 million as of December 29, 2013. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2014 primarily due to $8.6 million of cash provided by operating activities and favorable $0.2 million effect of foreign currency, partially offset by $6.0 million of cash used in financing activities and $3.2 million of cash used in investing activities.

Cash provided by operating activities was $4.5 million less during the first quarter of 2014 compared to the first quarter of 2013. In the first quarter of 2014 compared to the first quarter of 2013, our cash from operating activities was positively impacted by the significant increase in operating income, which was offset by investments in working capital including investments to support new market share gains resulting in an increase in inventory by $11.1 million compared to an increase of $1.3 million in the first quarter of 2013. The remainder of the variances are explained by changes in other liabilities, unearned revenues, other assets, the restructuring reserve and income taxes.

Cash used in investing activities was $2.3 million higher during the first quarter of 2014 compared to the first quarter of 2013. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first quarter of 2014 compared to the first quarter of 2013. In addition, the 2013 cash from investing activities includes proceeds from the sale of property, plant and equipment.

Cash used in financing activities was $8.1 million higher during the first quarter of 2014 compared to the first quarter of 2013. This was due primarily to repayments of debt in the first quarter of 2014 compared to net borrowings in the first quarter of 2013.

Our percentage of total debt to total equity as of March 30, 2014, was 24.6% compared to 26.5% as of December 29, 2013. As of March 30, 2014, our working capital was $231.3 million compared to $233.5 million as of December 29, 2013.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $3.9 million and $4.7 million during the first quarter of 2014 and 2013, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately $13 million on R&D to support achievement of our strategic plan during the remainder of 2014.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first quarter of 2014, our contribution to these plans was $1.2 million. Our total funding expectation for 2014 is $5.4 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first quarter of 2014 totaled $3.3 million compared to $1.4 million during the same period in 2013. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $17 million for the remainder of 2014.

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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of March 30, 2014. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults.  Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.

During the year ended December 29, 2013, we incurred $1.8 million in fees and expenses in connection with the 2013 Senior Secured Credit Facility, which are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations. The remaining unamortized debt issuance costs recognized in connection with the 2010 Secured Credit Facility of $0.4 million are amortized over the term of the 2013 Senior Secured Credit Facility to interest expense on the Consolidated Statement of Operations.
We have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). The payment of cash dividends is subject to certain restrictions in our Debt Agreements. We do not anticipate paying any cash dividends in the near future.

Other Long-Term Debt

In December 2013, we entered into a sale-lease-back transaction in Spain. As of December 29, 2013, the lease had a balance of $1.2 million (€0.9 million), of which $0.2 million (€0.2 million) was included in the current portion of long-term debt and $1.0 million (€0.7 million) was included in long-term borrowings in the accompanying Consolidated Balance Sheets. On February 7, 2014, the outstanding balance of $1.2 million (€0.9 million) was repaid and the liability was released.

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of March 30, 2014 the factoring arrangements had a balance of $0.2 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $0.1 million (€40 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.6 million and $35.1 million as of March 30, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $0.6 million and $0.5 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Provisions for Restructuring

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014.

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the first quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the two plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three months ended March 30, 2014 and March 31, 2013 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 30, 2014	March 31, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$1,572	$339
Asset Impairments	172	731
Other exit costs	143	885
SG&A Restructuring Plan
Severance and other employee-related charges	5	(16)
Other exit costs	—	77
Total	$1,892	$2,016

Restructuring accrual activity for the three months ended March 30, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 30, 2014
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,757	$2,093	$(521)	$(1,850)	$(6)	$7,473
Other exit costs(1)	66	143	—	(173)	(1)	35
SG&A Restructuring Plan
Severance and other employee-related charges	352	5	—	(214)	—	143
Total	$8,175	$2,241	$(521)	$(2,237)	$(7)	$7,651

(1)	During the first quarter of 2013, there was a net charge to earnings of $0.1 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. The first phase of this plan was implemented in the third quarter of 2011 with the remaining phases of the plan, including final headcount terminations, expected to be substantially completed by the third quarter of 2014.

For the quarter ended March 30, 2014, the net charge to earnings of $1.9 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60.8 million have been incurred through March 30, 2014. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,273, of which 2,181 have been terminated. Termination benefits are planned to be paid 1 month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the quarter ended March 30, 2014, the net charge to earnings of $5 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid 1 month to 24 months after termination.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operation leases presented in our Annual Report on Form 10-K for the year ended December 29, 2013.

Contractual Obligations

Except as described below, there have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 29, 2013. In February 2014, we entered into an amendment of one of our lease agreements whereby beginning in March 2014, we reduced the annual rent by approximately $0.4 million per year on an annualized basis and decreased the expiration date of the lease from November 30, 2018 to February 28, 2018. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $32.3 million as of March 30, 2014, and $31.9 million as of December 29, 2013, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet – Disclosures about Offsetting Assets and Liabilities (Topic 210-20)," (ASU 2011-11). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” (ASU 2013-04). The update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as of the reporting date as the sum of the obligation the entity agreed to pay among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This ASU is effective for annual and interim periods beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (ASU 2013-05). The update clarifies that complete or substantially complete liquidation of a foreign entity is required to release the cumulative translation adjustment (CTA) for transactions occurring within a foreign entity. However, transactions impacting investments in a foreign entity may result in a full or partial release of CTA even though complete or substantially complete liquidation of the foreign entity has not occurred. Furthermore, for transactions involving step acquisitions, the CTA associated with the previous equity-method investment will be fully released when control is obtained and consolidation occurs. This ASU is effective for fiscal years beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

In April 2013, the FASB issued ASU 2013-07, “Liquidation Basis of Accounting,” (ASU 2013-07). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The ASU is effective prospectively for entities that determine liquidation is imminent during annual and interim reporting periods beginning after December 15, 2013, which for us was December 30, 2013, the first day of our 2014 fiscal year. The adoption of this standard has not had a material effect on our Consolidated Results of Operations and Financial Condition.

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

In March 2014, the FASB issued ASU 2014-06, "Technical Corrections and Improvements Related to Glossary Terms," (ASU 2014-06). This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. Our adoption of this standard, effective March 14, 2014, did has not had a material impact on our Consolidated Results of Operations and Financial Condition.

New Accounting Pronouncements and Other Standards

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," (ASU 2014-08). Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The impact of the adoption of this ASU on our Consolidated Results of Operations and Financial Condition will be based on our future disposal activity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 29, 2013.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of March 30, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $8.1 million. The fair values of the forward exchange contracts were reflected as a $4 thousand asset and $25 thousand liability included in other current assets and other liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 29, 2013, we identified a material weakness in internal control over financial reporting as of December 29, 2013. We did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our gross investment in lease receivables, other financing liabilities, unearned revenue, revenue and other operating income accounts and related disclosures. The misstatement was a result of modifications made to leasing arrangements, the transfer of financial assets to a third party financial institution and multi-element revenue arrangements, and resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2012 and 2011 and each of the quarters of fiscal 2012 and the first three quarters of fiscal 2013. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-rountine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our material weakness in our controls over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 29, 2013, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

Management has been actively engaged in developing remediation plans to address the above described material weakness. The remediation efforts in process or expected to be implemented include the following:

•	Instituting additional training programs for accounting personnel; and

•
Re-designing controls to identify, research, evaluate and review the appropriate accounting related to non-routine complex transactions and technical accounting matters. These include matters in the areas of leasing, the sale of financial assets, and revenue recognition, as well as other areas.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above. The remediation of the material weakness is expected to be completed in 2014.

There have been no other changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraph.

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

Matter related to Universal Surveillance Corporation EAS RF Anti-trust Litigation

Universal Surveillance Corporation (“USS”) filed a complaint against us in the United States Federal District Court of the Northern District of Ohio (the “Ohio Court”) on August 19, 2011. USS claims that, in connection with our competition in the electronic article surveillance market, we violated the federal antitrust laws (Sherman Act and Clayton Act) and state antitrust laws (Ohio Valentine Act). USS also claims that we violated the federal Lanham Act, the Ohio Deceptive Trade Practices Act, and the Ohio Trade Secrets Act, and engaged in conduct that allegedly disparaged USS and tortiously interfered with USS's business relationships and contracts. USS is seeking injunctive relief as well as approximately $65 million in claimed damages for alleged lost profits, plus treble damages and attorney's fees under the Sherman Act. As of March 30, 2014, we have neither recorded a reserve for this matter nor do we believe that there is a reasonable possibility that a loss has been incurred.

Item 1A. RISK FACTORS

There have been no material changes from December 29, 2013 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 29, 2013.

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

CHECKPOINT SYSTEMS, INC.

May 5, 2014	/s/ Jeffrey O. Richard
Jeffrey O. Richard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.