Form 10-Q
period 2014-06-29
CHECKPOINT SYSTEMS INC
filed 2014-08-04
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2014, there were 41,697,185 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	June 29, 2014	December 29, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,426	$121,573
Accounts receivable, net of allowance of $12,049 and $12,404	140,791	167,864
Inventories	100,081	83,521
Other current assets	26,258	29,119
Deferred income taxes	9,049	9,108
Total Current Assets	407,605	411,185
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,126	1,267
PROPERTY, PLANT, AND EQUIPMENT, net	74,163	75,067
GOODWILL	185,250	185,864
OTHER INTANGIBLES, net	72,834	78,166
DEFERRED INCOME TAXES	37,727	38,131
OTHER ASSETS	9,338	9,813
TOTAL ASSETS	$788,043	$799,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$162	$435
Accounts payable	59,475	67,203
Accrued compensation and related taxes	22,360	24,341
Other accrued expenses	39,799	41,580
Income taxes	—	2,439
Unearned revenues	9,965	9,011
Restructuring reserve	5,692	8,175
Accrued pensions — current	4,975	5,013
Other current liabilities	16,963	19,536
Total Current Liabilities	159,391	177,733
LONG-TERM DEBT, LESS CURRENT MATURITIES	85,181	91,187
FINANCING LIABILITY	35,920	35,068
ACCRUED PENSIONS	98,905	99,677
OTHER LONG-TERM LIABILITIES	35,006	36,436
DEFERRED INCOME TAXES	12,837	13,067
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,722,893 and 45,484,524 shares	4,572	4,548
Additional capital	437,635	434,336
Accumulated deficit	(13,559)	(23,284)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	3,675	2,245
TOTAL STOCKHOLDERS' EQUITY	360,803	346,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$788,043	$799,493

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Restated)		(As Restated)
Net revenues	$170,925	$172,290	$318,331	$320,463
Cost of revenues	98,418	102,399	183,538	197,306
Gross profit	72,507	69,891	134,793	123,157
Selling, general, and administrative expenses	55,369	57,215	109,715	112,740
Research and development	3,810	4,627	7,692	9,320
Restructuring expenses	341	1,629	2,233	3,645
Litigation settlement	—	—	—	(6,584)
Acquisition costs	—	280	—	441
Other operating income	—	(248)	—	(578)
Operating income	12,987	6,388	15,153	4,173
Interest income	285	405	552	804
Interest expense	1,199	3,330	2,455	5,894
Other gain (loss), net	(442)	(1,966)	(528)	(2,511)
Earnings (loss) from continuing operations before income taxes	11,631	1,497	12,722	(3,428)
Income taxes expense	1,777	600	2,997	600
Net earnings (loss) from continuing operations	9,854	897	9,725	(4,028)
Loss from discontinued operations, net of tax (benefit) expense of $0, $(66), $0 and $68	—	(14,329)	—	(16,885)
Net earnings (loss)	9,854	(13,432)	9,725	(20,913)
Less: income attributable to non-controlling interests	—	59	—	1
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$9,854	$(13,491)	$9,725	$(20,914)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.23	$0.02	$0.23	$(0.10)
Loss from discontinued operations, net of tax	—	(0.35)	—	(0.41)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.23	$(0.33)	$0.23	$(0.51)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.23	$0.02	$0.23	$(0.10)
Loss from discontinued operations, net of tax	—	(0.34)	—	(0.41)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.23	$(0.32)	$0.23	$(0.51)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Restated)		(As Restated)
Net earnings (loss)	$9,854	$(13,432)	$9,725	$(20,913)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $112, $113, $222 and $221	277	273	555	555
Change in realized and unrealized gains (losses) on derivative hedges, net of tax expense of $0, $0, $0 and $0	—	4	—	(153)
Foreign currency translation adjustment	470	(996)	875	(3,595)
Total other comprehensive income (loss), net of tax	747	(719)	1,430	(3,193)
Comprehensive income (loss)	10,601	(14,151)	11,155	(24,106)
Less: comprehensive income (loss) attributable to non-controlling interests	—	53	—	(172)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$10,601	$(14,204)	$11,155	$(23,934)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 30, 2012 (As Restated)	44,763	$4,476	$424,715	$(4,356)	4,036	$(71,520)	$306	$688	$354,309
Net (loss) earnings				(18,928)				1	(18,927)
Exercise of stock-based compensation and awards released	721	72	2,489						2,561
Tax benefit on stock-based compensation			82						82
Stock-based compensation expense			6,369						6,369
Deferred compensation plan			681						681
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							1,120		1,120
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Recognized loss on pension, net of tax							1,403		1,403
Prior service cost arising during period, net of tax							(158)		(158)
Foreign currency translation adjustment							(405)	(173)	(578)
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$—	$346,325
Net earnings				9,725					9,725
Exercise of stock-based compensation and awards released	239	24	(96)						(72)
Tax benefit on stock-based compensation			(6)						(6)
Stock-based compensation expense			2,898						2,898
Deferred compensation plan			503						503
Amortization of pension plan actuarial losses, net of tax							555		555
Foreign currency translation adjustment							875		875
Balance, June 29, 2014	45,723	$4,572	$437,635	$(13,559)	4,036	$(71,520)	$3,675	$—	$360,803

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 29, 2014	June 30, 2013
		(As Restated)
Cash flows from operating activities:
Net earnings (loss)	$9,725	$(20,913)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	12,490	13,666
Amortization of debt issuance costs	217	821
Interest on financing liability	1,127	1,013
Deferred taxes	(194)	(768)
Stock-based compensation	2,898	3,859
Provision for losses on accounts receivable	473	(522)
Excess tax benefit on stock compensation	(79)	(122)
Loss on disposal of fixed assets	81	375
Litigation settlement	—	(6,584)
Gain on sale of subsidiary	—	(248)
Loss on sale of discontinued operations	—	13,024
Restructuring related asset impairment	172	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	26,398	37,308
Inventories	(16,527)	(2,529)
Other assets	3,357	148
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(7,625)	8,267
Income taxes	(2,341)	(2,329)
Unearned revenues - current	985	(3,840)
Restructuring reserve	(2,437)	(5,059)
Other liabilities	(7,421)	(19,339)
Net cash provided by operating activities	21,299	16,959
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(6,774)	(3,310)
Cash proceeds from the sale of discontinued operations	142	1,290
Cash proceeds from the sale of subsidiary	—	227
Other investing activities	44	921
Net cash used in investing activities	(6,588)	(872)
Cash flows from financing activities:
Proceeds from stock issuances	951	1,545
Excess tax benefit on stock compensation	79	122
Proceeds from short-term debt	—	2,759
Payment of short-term debt	—	(2,561)
Net change in factoring and bank overdrafts	(107)	(339)
Proceeds from long-term debt	1,043	—
Payment of long-term debt	(7,198)	(10,113)
Net cash used in financing activities	(5,232)	(8,587)
Effect of foreign currency rate fluctuations on cash and cash equivalents	374	(3,204)
Net increase in cash and cash equivalents	9,853	4,296
Cash and cash equivalents:
Beginning of period	121,573	118,829
End of period	$131,426	$123,125
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

The restatement is the result of our corrections for the effect of financial statement errors attributable to the accounting for the future extension of a sales-type lease arrangement in Spain during the second quarter ended June 26, 2011 (“Spain transaction”). The sale of the underlying customer receivables to a financial institution qualified as a legal sale and we recognized the proceeds net of amounts deferred for future deliverables of $17.4 million in other operating income in the second quarter ended June 26, 2011. During the fourth quarter of 2013, we discovered that the 2011 extension arrangement represented the execution of forward starting leases. The recognition of a lease receivable is not permitted until such time as the commencement of a lease or the sale of an unrecognized financial asset (i.e. a right to future income). Accordingly, we reversed the other operating income recognized in fiscal 2011 related to this transaction and recorded other necessary adjustments in the interim and annual periods from the second quarter ended June 26, 2011 through the third quarter ended September 29, 2013.

The aggregate impacts of correcting the errors relating to the Spain transaction as of and for the three and six months ended June 30, 2013 were as follows:

	Restatement Adjustments to Previously Reported Income Statement - Income/(Expense)
	Quarter (13 weeks) ended	Six months (26 weeks) ended
(amounts in millions)	June 30, 2013	June 30, 2013
Net revenues	$—	$(0.9)
Operating income	—	(0.9)
Interest expense	(0.5)	(1.0)
Income taxes expense	(0.1)	(0.5)
Net loss	(0.4)	(1.5)

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

In addition to the Spain transaction resulting in the restatement of our previously issued consolidated financial statements, we also recorded certain other immaterial errors affecting the consolidated financial statements as of and for the three and six months ended June 30, 2013 that are included in our restatement adjustments:

•	Income tax adjustments - The correction of out of period income tax adjustments had no combined effect on net loss and total assets for the three and six months ended June 30, 2013.

•
Other out of period adjustments - We recorded certain other out of period errors which were not individually material to the financial statements but had the combined effect in the three and six months ending June 30, 2013 of increasing net revenues by $0.3 million and $0.5 million and increasing net loss by $0.1 million and $0.1 million, respectively. The adjustments also increased total assets, total current liabilities and long-term liabilities by $2.0 million, $1.8 million and $3.7 million, respectively, in the second quarter of 2013. The cumulative impact of these adjustments in prior periods resulted in an adjustment to reduce the beginning retained earnings balance in fiscal 2013 by $3.7 million. The largest single contributor to these adjustments was a correction of our deferred maintenance balances in certain European countries which increased unearned revenues by $2.2 million and increased other long-term liabilities by $3.7 million as of June 30, 2013. The income statement impact of this adjustment was a decrease in net loss of $0.3 million and $0.5 million, respectively, in the three and six months ended June 30, 2013.

This Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 includes the impact of the restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2013. In addition, our future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. The effect of the restatement on previously issued quarterly financial information as of and for the three and six months ended June 30, 2013 is set forth in this footnote.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for quarterly and annual periods ended prior to December 29, 2013 have not been and will not be amended.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Statements of Operations, Comprehensive Income (Loss), and Cash Flows for the three and six months ended June 30, 2013 to the corresponding financial statements for the quarterly period as restated.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended			Six months ended
	June 30, 2013			June 30, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net revenues	$172,018	$272	$172,290	$320,853	$(390)	$320,463
Cost of revenues	102,399	—	102,399	197,293	13	197,306
Gross profit	69,619	272	69,891	123,560	(403)	123,157
Selling, general, and administrative expenses	56,850	365	57,215	112,137	603	112,740
Research and development	4,627	—	4,627	9,320	—	9,320
Restructuring expenses	1,629	—	1,629	3,645	—	3,645
Litigation settlement	—	—	—	(6,584)	—	(6,584)
Acquisition costs	280	—	280	441	—	441
Other operating income	(248)	—	(248)	(578)	—	(578)
Operating income	6,481	(93)	6,388	5,179	(1,006)	4,173
Interest income	405	—	405	804	—	804
Interest expense	2,822	508	3,330	4,881	1,013	5,894
Other gain (loss), net	(1,966)	—	(1,966)	(2,511)	—	(2,511)
Earnings (loss) from continuing operations before income taxes	2,098	(601)	1,497	(1,409)	(2,019)	(3,428)
Income taxes expense	784	(184)	600	1,063	(463)	600
Net earnings (loss) from continuing operations	1,314	(417)	897	(2,472)	(1,556)	(4,028)
Loss from discontinued operations, net of tax (benefit) expense of $(66) and $68	(14,329)	—	(14,329)	(16,885)	—	(16,885)
Net loss	(13,015)	(417)	(13,432)	(19,357)	(1,556)	(20,913)
Less: income attributable to non-controlling interests	59	—	59	1	—	1
Net loss attributable to Checkpoint Systems, Inc.	$(13,074)	$(417)	$(13,491)	$(19,358)	$(1,556)	$(20,914)

Basic loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$0.02	$(0.06)	$(0.04)	$(0.10)
Loss from discontinued operations, net of tax	$(0.35)	$—	$(0.35)	$(0.41)	$—	$(0.41)
Basic loss attributable to Checkpoint Systems, Inc. per share	$(0.32)	$(0.01)	$(0.33)	$(0.47)	$(0.04)	$(0.51)
Diluted loss attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.03	$(0.01)	$0.02	$(0.06)	$(0.04)	$(0.10)
Loss from discontinued operations, net of tax	$(0.34)	$—	$(0.34)	$(0.41)	$—	$(0.41)
Diluted loss attributable to Checkpoint Systems, Inc. per share	$(0.31)	$(0.01)	$(0.32)	$(0.47)	$(0.04)	$(0.51)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended			Six months ended
	June 30, 2013			June 30, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net loss	$(13,015)	$(417)	$(13,432)	$(19,357)	$(1,556)	$(20,913)
Other comprehensive loss, net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $113 and $221	273	—	273	555	—	555
Change in realized and unrealized losses on derivative hedges, net of tax benefit of $0 and $0	4	—	4	(153)	—	(153)
Foreign currency translation adjustment	(638)	(358)	(996)	(3,979)	384	(3,595)
Total other comprehensive loss, net of tax	(361)	(358)	(719)	(3,577)	384	(3,193)
Comprehensive loss	(13,376)	(775)	(14,151)	(22,934)	(1,172)	(24,106)
Less: comprehensive income (loss) attributable to non-controlling interests	53	—	53	(172)	—	(172)
Comprehensive loss attributable to Checkpoint Systems, Inc.	$(13,429)	$(775)	$(14,204)	$(22,762)	$(1,172)	$(23,934)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net loss	$(19,357)	$(1,556)	$(20,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,487	—	13,666
Amortization of debt issuance costs	—	—	821
Interest on financing liability	—	1,013	1,013
Deferred taxes	(305)	(463)	(768)
Stock-based compensation	3,859	—	3,859
Provision for losses on accounts receivable	(522)	—	(522)
Excess tax benefit on stock compensation	(122)	—	(122)
Loss on disposal of fixed assets	375	—	375
Litigation settlement	(6,584)	—	(6,584)
Gain on sale of subsidiary	(248)	—	(248)
Loss on sale of discontinued operations	13,024	—	13,024
Restructuring-related asset impairment	731	—	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	41,613	(4,305)	37,308
Inventories	(2,456)	(73)	(2,529)
Other current assets	2,690	(2,542)	148
Increase (decrease) in operating liabilities, net of the effects of acquired companies:
Accounts payable	3,351	4,916	8,267
Income taxes	(2,329)	—	(2,329)
Unearned revenues - current	(7,007)	3,167	(3,840)
Restructuring reserve	(5,059)	—	(5,059)
Other liabilities	(19,182)	(157)	(19,339)
Net cash provided by operating activities	16,959	—	16,959
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(3,310)	—	(3,310)
Cash proceeds from the sale of discontinued operations	1,290	—	1,290
Cash proceeds from the sale of subsidiary	227	—	227
Other investing activities	921	—	921
Net cash used in investing activities	(872)	—	(872)
Cash flows from financing activities:
Proceeds from stock issuances	1,545	—	1,545
Excess tax benefit on stock compensation	122	—	122
Proceeds from short-term debt	2,759	—	2,759
Payment of short-term debt	(2,561)	—	(2,561)
Net change in factoring and bank overdrafts	(339)	—	(339)
Payment of long-term debt	(10,113)	—	(10,113)
Net cash used by financing activities	(8,587)	—	(8,587)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(3,204)	—	(3,204)
Net increase in cash and cash equivalents	4,296	—	4,296
Cash and cash equivalents:
Beginning of period	118,829	—	118,829
End of period	$123,125	$—	$123,125

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at June 29, 2014 and December 29, 2013 and our results of operations for the thirteen and twenty-six weeks ended June 29, 2014 and June 30, 2013 and changes in cash flows for the twenty-six weeks ended June 29, 2014 and June 30, 2013. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation. In order to conform to the current period presentation, the As Restated amounts include a balance sheet reclassification of internal-use software from property, plant, and equipment to other intangibles and also include a statement of cash flows reclassification of amortization of debt issuance costs from depreciation and amortization.

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

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $11.1 million and $11.1 million as of June 29, 2014 and December 29, 2013, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

We have presented net income attributable to non-controlling interests separately on our Consolidated Statements of Operations for the three and six months ended June 30, 2013.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Six months ended	June 29, 2014	June 30, 2013
Balance at beginning of year	$4,521	3,995
Accruals for warranties issued, net	2,232	2,531
Settlements made	(1,874)	(2,019)
Foreign currency translation adjustment	18	(125)
Balance at end of period	$4,897	$4,382

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 29, 2014 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 29, 2013	$(17,773)	$—	$20,018	$2,245
Other comprehensive income before reclassifications	177	—	698	875
Amounts reclassified from other comprehensive income	555	—	—	555
Net other comprehensive income	732	—	698	1,430
Balance, June 29, 2014	$(17,041)	$—	$20,716	$3,675

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended June 29, 2014 and June 30, 2013 were as follows:

(amounts in thousands)	June 29, 2014		June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(386)		$(386)
Prior service cost (1)	(3)		—
	(389)	Total before tax	(386)	Total before tax
	112	Tax benefit	113	Tax benefit
	$(277)	Net of tax	$(273)	Net of tax

Gains on cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of revenues	$(4)	Cost of revenues
	—	Total before tax	(4)	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$(4)	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$—	Other operating income	$(120)	Other operating income
	—	Total before tax	(120)	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$(120)	Net of tax

Total reclassifications for the period	$(277)		$(397)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

The significant items reclassified from each component of other comprehensive income (loss) for the six months ended June 29, 2014 and June 30, 2013 were as follows:

(amounts in thousands)	June 29, 2014		June 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(771)		$(775)
Prior service cost (1)	(6)		(1)
	(777)	Total before tax	(776)	Total before tax
	222	Tax benefit	221	Tax benefit
	$(555)	Net of tax	$(555)	Net of tax

Gains on cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of revenues	$153	Cost of revenues
	—	Total before tax	153	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$153	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$—	Other operating income	$(120)	Other operating income
	—	Total before tax	(120)	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$(120)	Net of tax

Total reclassifications for the period	$(555)		$(522)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	June 29, 2014	December 29, 2013
Raw materials	$20,413	$18,040
Work-in-process	4,053	2,901
Finished goods	75,615	62,580
Total	$100,081	$83,521

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $72.8 million and $78.2 million as of June 29, 2014 and December 29, 2013, respectively.

The following table reflects the components of intangible assets as of June 29, 2014 and December 29, 2013:

		June 29, 2014		December 29, 2013
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$82,849	$59,389	$83,063	$56,798
Trade name	1 to 30	30,083	19,570	30,256	19,346
Patents, license agreements	3 to 14	61,610	55,006	61,820	54,225
Internal-use software	3 to 7	24,398	13,734	24,039	12,358
Other	2 to 6	7,178	6,961	7,132	6,793
Total amortized finite-lived intangible assets		206,118	154,660	206,310	149,520

Indefinite-lived intangible assets:
Trade name		21,376	—	21,376	—
Total identifiable intangible assets		$227,494	$154,660	$227,686	$149,520

Amortization expense for the three and six months ended June 29, 2014 was $2.7 million and $5.6 million, respectively. Amortization expense for the three and six months ended June 30, 2013 was $3.0 million and $6.0 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2014	(1)	$11,398
2015		$11,045
2016		$10,630
2017		$9,557
2018		$3,693

(1)	The estimated amortization expense for the remainder of 2014 is anticipated to be $5.8 million.

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

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Segment reallocation	(2,116)	2,116	—	—
Translation adjustments	2,242	—	881	3,123
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(437)	—	(177)	(614)
Balance as of June 29, 2014	$158,720	$2,116	$24,414	$185,250

The following table reflects the components of goodwill as of June 29, 2014 and December 29, 2013:

	June 29, 2014			December 29, 2013
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$205,804	$47,084	$158,720	$207,589	$48,432	$159,157
Apparel Labeling Solutions	86,793	84,677	2,116	86,764	84,648	2,116
Retail Merchandising Solutions	137,963	113,549	24,414	138,098	113,507	24,591
Total goodwill	$430,560	$245,310	$185,250	$432,451	$246,587	$185,864

On January 28, 2011, we entered into a Master Purchase Agreement to acquire the equity and/or assets of the Shore to Shore businesses. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million.

The purchase price included a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. When this final information is received and agreed by both parties, the final adjustment to the purchase price will be recognized through earnings.

Acquisition costs incurred in connection with the transaction including legal and other arbitration-related costs, are recognized within acquisition costs in the Consolidated Statement of Operations and approximate $0.3 million and $0.4 million for the three and six months ended June 30, 2013 without a comparable expense for the three and six months ended June 29, 2014.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Note 4. DEBT

Long-term debt as of June 29, 2014 and December 29, 2013 consisted of the following:

(amounts in thousands)	June 29, 2014	December 29, 2013
Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$85,000	$90,000
Full-recourse factoring liabilities	148	257
Other capital leases with maturities through 2019	195	1,365
Total	85,343	91,622
Less current portion	162	435
Total long-term portion	$85,181	$91,187

Senior Secured Credit Facility

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility ("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.
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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of June 29, 2014. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
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

As of June 29, 2014, $1.4 million, issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

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

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of June 29, 2014 the factoring arrangements had a balance of $0.1 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $41 thousand (€30 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.9 million and $35.1 million as of June 29, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and six months ended June 29, 2014 of $0.6 million and $1.1 million, respectively. The recognized interest expense related to the financial liability for the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 29, 2014 was $1.4 million and $2.9 million ($1.4 million and $2.8 million, net of tax), respectively. For the three and six months ended June 30, 2013, the total compensation expense was $1.8 million and $3.8 million ($1.8 million and $3.8 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.2 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

On February 27, 2014, restricted stock units (RSUs) were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $14.90 per share. Compensation expense of $0.1 million was recognized in connection with these RSUs for the six months ended June 29, 2014. As of June 29, 2014, total unamortized compensation expense for this grant was $1.0 million. As of June 29, 2014, the maximum achievable RSUs outstanding under this plan are 153,820 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $47 thousand and $16 thousand was recognized in connection with these RSUs for the six months ended June 29, 2014 and June 30, 2013, respectively. As of June 29, 2014, total unamortized compensation expense for these grants was $0.1 million. As of June 29, 2014, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our 2013 LTIP plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of June 29, 2014, the fair value of the award is $0.51 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the first six months of 2014, $29 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of June 29, 2014, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 42.98%, (ii) risk-free rate of 0.28%, and (iii) an expected dividend yield of zero.

Stock Options

Option activity under the principal option plans as of June 29, 2014 and changes during the six months ended June 29, 2014 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2013	2,450,660	$17.70	4.35	$4,285
Granted	210,280	14.80
Exercised	(19,804)	10.70
Forfeited or expired	(125,032)	16.67
Outstanding at June 29, 2014	2,516,104	$17.56	4.37	$3,141
Vested and expected to vest at June 29, 2014	2,449,087	$17.72	4.25	$2,975
Exercisable at June 29, 2014	1,988,505	$19.13	3.25	$1,733

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2014. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the six months ended June 29, 2014 and June 30, 2013 was $0.1 million and $0.2 million, respectively.

As of June 29, 2014, $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

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

Six months ended	June 29, 2014	June 30, 2013
Weighted-average fair value of grants	6.42	5.46
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.12%	50.79%
Expected life (in years)	5.12	5.08
Risk-free interest rate	1.464%	0.835%

Restricted Stock Units

Nonvested restricted stock units as of June 29, 2014 and changes during the six months ended June 29, 2014 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2013	852,508	0.64	$17.36
Granted	346,840		$14.39
Vested	(196,270)		$14.74
Forfeited	(46,722)		$12.91
Nonvested at June 29, 2014	956,356	1.04	$17.04
Vested and expected to vest at June 29, 2014	895,496	1.00
Vested and deferred at June 29, 2014	61,250	—

The total fair value of restricted stock awards vested during the first six months of 2014 was $2.9 million as compared to $1.8 million in the first six months of 2013. As of June 29, 2014, there was $5.1 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million as of June 29, 2014, of which $0.3 million and $0.6 million was expensed for the three and six months ended June 29, 2014. The total amount accrued related to the plan equaled $0.4 million as of June 30, 2013, of which $0.3 million and $0.6 million was expensed for the three and six months ended June 30, 2013. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 29, 2014 and June 30, 2013 were as follows:

(amounts in thousands)
Six months ended	June 29, 2014	June 30, 2013
Interest	$1,026	$4,218
Income tax payments	$4,014	$4,737

As of June 29, 2014 and June 30, 2013, we accrued $0.6 million and $0.5 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at June 29, 2014 and June 30, 2013 since they represent non-cash investing activities. Accrued capital expenditures at June 29, 2014 and June 30, 2013 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(As Restated)		(As Restated)
Basic earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$9,854	$838	$9,725	$(4,029)
Basic loss from discontinued operations, net of tax (benefit) expense of $0, $(66), $0, and $68	—	(14,329)	—	(16,885)
Diluted earnings (loss) from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	9,854	838	9,725	(4,029)
Diluted loss from discontinued operations, net of tax (benefit) expense of $0, $(66), $0 and $68	$—	$(14,329)	$—	$(16,885)

Shares:
Weighted-average number of common shares outstanding	41,678	41,064	41,609	40,924
Vested shares issuable under deferred compensation agreements	360	408	353	406
Basic weighted-average number of common shares outstanding	42,038	41,472	41,962	41,330
Common shares assumed upon exercise of stock options and awards	273	240	308	—
Unvested shares issuable under deferred compensation arrangements	13	18	17	—
Dilutive weighted-average number of common shares outstanding	42,324	41,730	42,287	41,330

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.23	$0.02	$0.23	$(0.10)
Loss from discontinued operations, net of tax	—	(0.35)	—	(0.41)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.23	$(0.33)	$0.23	$(0.51)

Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings (loss) from continuing operations	$0.23	$0.02	$0.23	$(0.10)
Loss from discontinued operations, net of tax	—	(0.34)	—	(0.41)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.23	$(0.32)	$0.23	$(0.51)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six months ended June 29, 2014 and June 30, 2013 were as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,315	2,201	2,107	2,466

(1)
Stock options and awards of 218 shares and deferred compensation arrangements of 35 shares were anti-dilutive in the six months of 2013, and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the period.

Note 8. INCOME TAXES

The effective tax rate for the six months ended June 29, 2014 was 23.6% as compared to negative 17.5% for the six months ended June 30, 2013. The change in the effective tax rate for the six months ended June 29, 2014 was due to the mix of income among subsidiaries and income tax reserve reductions due to expiring statute of limitations. The 2013 rate was impacted to a greater extent than the 2014 rate by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase.

Historically, we determined our interim tax provision using an estimated annual effective tax rate methodology. For the quarters ended June 29, 2014 and June 30, 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate. In the quarter ended March 31, 2013, we accounted for the U.S. operations by applying the discrete method based on the determination that if the U.S. operations were included in the estimated annual effective tax rate, small changes in estimated pretax earnings could result in significant fluctuations in the tax rate.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of June 29, 2014 and December 29, 2013, we had net deferred tax assets of $31.3 million and $31.5 million, respectively.

Included in other current assets as of June 29, 2014, is a current income tax receivable of $1.8 million. This amount represents a net receivable of $2.8 million as of December 29, 2013, year to date estimated tax payments made in excess of refunds received in the amount of $2.0 million, and tax expense recorded on our year to date pretax income of $3.0 million. Included in other current liabilities is our current deferred tax liability of $2.6 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17.7 million and $18.1 million at June 29, 2014 and December 29, 2013, respectively. Penalties and tax-related interest expense are reported as a component of income tax expense. During the six months ended June 29, 2014 we recognized an interest and penalties benefit of $0.1 million compared to no interest and penalties recognized during the six months ended June 30, 2013. As of June 29, 2014 and December 29, 2013, we had accrued interest and penalties related to unrecognized tax benefits of $4.3 million and $4.4 million, respectively.

As of June 29, 2014 and December 29, 2013, $19.7 million and $19.6 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of other long term liabilities on the consolidated balance sheet.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $2.7 million to $11.2 million.

We are currently under audit in the following major jurisdictions: Germany 2006 – 2009, Finland 2005 – 2009, and India 2010. The following major jurisdictions have tax years that remain subject to examination: Germany - 2006 to 2013, United States - 2010 to 2013, China - 2011 to 2013 and Hong Kong - 2007 to 2013. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 29, 2014 and June 30, 2013 were as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$283	$267	$565	$535
Interest cost	917	869	1,833	1,748
Expected return on plan assets	(1)	25	(1)	51
Amortization of actuarial loss	386	386	771	775
Amortization of prior service costs	3	—	6	1
Net periodic pension cost	$1,588	$1,547	$3,174	$3,110

We expect the cash requirements for funding the pension benefits to be approximately $5.4 million during fiscal 2014, including $2.4 million which was funded during the six months ended June 29, 2014.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and December 29, 2013 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement June 29, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$64	$—	$64	$—
Total assets	$64	$—	$64	$—

Foreign currency forward exchange contracts	$87	$—	$87	$—
Total liabilities	$87	$—	$87	$—

(amounts in thousands)	Total Fair Value Measurement December 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Foreign currency forward exchange contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 29, 2014 and December 29, 2013 are summarized in the following table:

	June 29, 2014		December 29, 2013
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$85,000	$85,000	$90,000	$90,000

(1)	The carrying amounts are reported on the balance sheet under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. The carrying amount of the Senior Secured Credit Facility approximates fair value due to the variable rate nature of its interest at current market rates. The related fair value measurement has generally been classified as Level 2.

Nonrecurring Fair Value Measurements

Severance costs included in our restructuring charges are calculated using internal estimates and are therefore classified as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

Accrued restructuring costs for lease termination liabilities of $12 thousand were valued using a discounted cash flow model during the six months ended June 29, 2014. We recorded a $13 thousand release related to fair value adjustments to existing lease termination liabilities of $64 thousand during the six months ended June 29, 2014. Accrued restructuring costs for lease termination liabilities of $0.2 million were valued using a discounted cash flow model during the six months ended June 30, 2013. We recorded $0.1 million in additional expense related to fair value adjustments to existing lease termination liabilities of

$0.4 million during the six months ended June 30, 2013. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the six months ended June 29, 2014 of $0.2 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $0.2 million were written down to their fair values of $21 thousand. In connection with our restructuring plans, we recorded impairment losses in restructuring expense during the six months ended June 30, 2013 of $0.7 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $1.1 million were written down to their fair values of $0.4 million. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 29, 2014 and December 29, 2013:

	June 29, 2014				December 29, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$64	Other current liabilities	$87	Other current assets	$—	Other current liabilities	$18
Total derivatives not designated as hedging instruments		64		87		—		18
Total derivatives		$64		$87		$—		$18

The following tables represent the amounts affecting the Consolidated Statement of Operations for the three and six months ended June 29, 2014 and June 30, 2013:

	Quarter				Quarter
	(13 weeks) Ended				(13 weeks) Ended
	June 29, 2014				June 30, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—	$(1)	Cost of sales	$5	$—

	Six months				Six months
	(26 weeks) Ended				(26 weeks) Ended
	June 29, 2014				June 30, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—	$—	Cost of sales	$(153)	$11

	Quarter				Six months
	(13 weeks) Ended				(26 weeks) Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(36)	Other gain (loss), net	$52	Other gain (loss), net	$(66)	Other gain (loss), net	$265	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 29, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $10.8 million. The fair values of the forward exchange contracts were reflected as a $64 thousand asset and $87 thousand liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the second quarter of 2014, with $61 million in total costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and six months ended June 29, 2014 and June 30, 2013 was as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$272	$946	$1,844	$1,285
Asset impairments	—	—	172	731
Other exit costs	99	732	242	1,617
SG&A Restructuring Plan
Severance and other employee-related charges	(30)	1	(25)	(15)
Other exit costs	—	(50)	—	27
Total	$341	$1,629	$2,233	$3,645

Restructuring accrual activity for the six months ended June 29, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 29, 2014
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,757	$2,675	$(831)	$(4,001)	$(46)	$5,554
Other exit costs(1)	66	242	—	(279)	(2)	27
SG&A Restructuring Plan
Severance and other employee-related charges	352	4	(29)	(215)	(1)	111
Total	$8,175	$2,921	$(860)	$(4,495)	$(49)	$5,692

(1)	During the first six months of 2014, there was a net charge to earnings of $0.2 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

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

For the six months ended June 29, 2014, the net charge to earnings of $2.3 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $61.2 million have been incurred through June 29, 2014. The total number of employees planned to be affected by the Global Restructuring Plan including

Project LEAN is approximately 2,271, of which 2,212 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 29, 2014, the net charge reversed to earnings of $25 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Note 12. CONTINGENT LIABILITIES AND SETTLEMENTS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business. Management believes that the ultimate resolution of such matters is unlikely to have a material adverse effect on our Consolidated Results of Operations and/or Financial Condition, except as described below.

Matters related to All-Tag Security S.A. and All-Tag Security Americas, Inc.

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (the “555 Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that the 555 Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the 555 Patent and the enforceability of the 555 Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285. Defendants sought approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013. The Appellate Court decision was appealed by All-Tag and Sensormatic to the U.S. Supreme Court.

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case (reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of June 29, 2014.

On July 31, 2014, All-Tag Security Americas, Inc. (“All-Tag Security Americas”) filed a patent infringement suit against the Company in the United States District Court for the Southern District of Florida, under the caption All-Tag Security Americas, Inc. v. Checkpoint Systems, Inc., C.A. No. 9:14-cv-81004-DMM. All-Tag Security Americas alleged that one of our products, the Micro EP PST label, infringes U.S. Patent No. 7,495,566 (the “556 Patent”), one of All-Tag Security Americas’ patents. All-Tag Security Americas seeks injunctive relief, damages and attorneys’ fees. The Company has not yet been served. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. The Company intends to defend vigorously its interests in this matter.

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

Our legal fees related to the USS matter are being paid pursuant to our coverage under insurance policies with American Home Assurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (“AIG”). On July 9, 2014, AIG filed a complaint against us in the Superior Court of New Jersey (the “New Jersey Court”) claiming that AIG has no duty to defend or indemnify us under the insurance policies as they relate to the USS matter. AIG also claims reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf that are not covered by insurance as well as our reimbursement of AIG’s legal costs related to this matter. AIG has continued to pay on our behalf most of our legal fees, costs, and expenses related to this matter and we expect AIG to continue to pay on our behalf most of our legal fees, costs, and expenses until such time as the matter is resolved. We believe the claims in this case lack merit. Although it is too early to determine the outcome of this matter or a range of possible losses, an unfavorable outcome could have a material impact on our financial results and cash flows.
Matter related to Zucker Derivative Suit

On June 24, 2014, a complaint was filed by Lawrence Zucker in a shareholder derivative suit on behalf of himself, others who are similarly situated and derivatively on behalf of us, of which we are also a nominal defendant, against our Board of Directors (the “Board of Directors”) in the Court of Common Pleas of Allegheny County, Pennsylvania, under the caption Zucker v. Checkpoint Systems, Inc., et al., No. GD-14-11035. The plaintiff generally asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against our Board of Directors for allegedly exceeding its authority under our Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Plan”).

The plaintiff seeks, in addition to other relief, (i) a declaration that certain of the awards granted under the Plan in 2013 were ultra vires; (ii) rescission of awards allegedly granted in violation of the Plan; (iii) monetary damages; (iv) equitable or injunctive relief; (v) direction by the court that we reform our corporate governance and internal procedures and (vi) an award of attorneys’ fees and other fees and costs. The outcome of this matter cannot be predicted with any certainty. We intend to defend vigorously our interests in this matter.

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS) and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The three and six months ended June 30, 2013 have been conformed to reflect the segment change.

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

	Quarter				Six months
	(13 weeks) Ended				(26 weeks) Ended
(amounts in thousands)	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
			(As Restated)				(As Restated)
Business segment net revenue:
Merchandise Availability Solutions	$111,478	(1)	$111,604	(2)	$204,942	(3)	$205,854	(4)
Apparel Labeling Solutions	47,659		48,442		89,740		89,275
Retail Merchandising Solutions	11,788		12,244		23,649		25,334
Total revenues	$170,925		$172,290		$318,331		$320,463
Business segment gross profit:
Merchandise Availability Solutions	$51,262		$50,406		$95,204		$87,734
Apparel Labeling Solutions	17,251		14,551		31,336		25,547
Retail Merchandising Solutions	3,994		4,934		8,253		9,876
Total gross profit	72,507		69,891		134,793		123,157
Operating expenses	59,520	(5)	63,503	(6)	119,640	(7)	118,984	(8)
Interest expense, net	(914)		(2,925)		(1,903)		(5,090)
Other gain (loss), net	(442)		(1,966)		(528)		(2,511)
Earnings (loss) from continuing operations before income taxes	$11,631		$1,497		$12,722		$(3,428)

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $46.4 million, $30.7 million and $28.3 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $47.7 million, $29.5 million and $26.7 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $86.5 million, $55.5 million and $52.7 million, respectively, representing more than 10% of total revenue.

(4)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $92.3 million, $54.0 million and $48.6 million, respectively, representing more than 10% of total revenue.

(5)	Includes a $0.3 million restructuring charge.

(6)
Includes a $1.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.3 million acquisition charge, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

(7)	Includes a $2.2 million restructuring charge.

(8)
Includes a $3.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.4 million acquisition charge, a benefit of $6.6 million due to a litigation accrual reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka Subsidiary.

Note 14. DISCONTINUED OPERATIONS

Banking Security Systems Integration

On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, we received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. We received $0.1 million of principal on the note receivable for the six months ended June 29, 2014. The proceeds are included in cash proceeds from the sale of discontinued operations on the Consolidated Statement of Cash Flows.

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

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We initially recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the closing balance sheet. In the fourth quarter of 2013, the buyer disputed some amounts on the closing balance sheet. As a result, we recorded a payable to the buyer of $0.9 million as a working capital adjustment based on the buyer's preliminary review of the final closing balance sheet. This amount was paid to the buyer during the three months ended March 30, 2014. We incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $3.8 million as of June 29, 2014. We have a total lease guarantee liability of $0.1 million recorded in both other current liabilities and other long term liabilities on the Consolidated Balance Sheet as of June 29, 2014. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services expense, net of transition services income, was $42 thousand and $13 thousand for the three and six months ended June 29, 2014. This amount is included within other gain (loss), net on the Consolidated Statement of Operations for the three and six months ended June 29, 2014. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and were recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.6 million was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013.

The results for the three and six months ended June 29, 2014 and June 30, 2013 have been presented to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net revenue	$—	$3,541	$—	$16,084
Gross profit	—	307	—	282
Selling, general, and administrative expenses	—	1,652	—	3,970
Research and development	—	26	—	105
Operating loss	—	(1,371)	—	(3,793)
Loss on disposal	—	(13,024)	—	(13,024)
Loss from discontinued operations before income taxes	—	(14,395)	—	(16,817)
Loss from discontinued operations, net of tax	$—	$(14,329)	$—	$(16,885)
Net cash flows of our discontinued operations from each of the categories of operating, investing, and financing activities were not significant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events and financial performance, and are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: the impact upon operations of accounting policies review and improvement; the impact on our financial results and stock price as a result of our restatement of our previously-issued financial statements; the impact upon operations of legal and compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; the impact of our working capital improvement initiatives; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; our ability to manage risks associated with business divestitures; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system . Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake to update our forward-looking statements, except as required by applicable securities laws. Additional information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 29, 2013, and our other Securities and Exchange Commission filings that are subsequently filed.

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

All amounts in this Quarterly Report on Form 10-Q affected by the restatement reflect such amounts as restated. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the three and six months ended June 30, 2013 resulting from the restatement is set forth in Note 1 to the Notes to Consolidated Financial Statements. Our Quarterly Reports on Form 10-Q for subsequent periods during 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarter and year to date periods. See Note 1 of the Notes to Consolidated Financial Statements for further detail.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the second quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the two plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

In the third quarter of 2013, we announced that we will continue to develop additional cost savings and margin enhancement initiatives over and above those in the current global restructuring initiatives. The value of these opportunities is expected to approximate between $12 million and $15 million by the end of 2014, with an annualized benefit of $15 million to $20 million.

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility ("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.
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

Analysis of Statement of Operations

Thirteen Weeks Ended June 29, 2014 Compared to Thirteen Weeks Ended June 30, 2013

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	June 29, 2014 (Fiscal 2014)	June 30, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues
Merchandise Availability Solutions	65.2%	64.8%	(0.1)%
Apparel Labeling Solutions	27.9	28.1	(1.6)
Retail Merchandising Solutions	6.9	7.1	(3.7)
Net revenues	100.0	100.0	(0.8)
Cost of revenues	57.6	59.4	(3.9)
Total gross profit	42.4	40.6	3.7
Selling, general, and administrative expenses	32.4	33.2	(3.2)
Research and development	2.2	2.7	(17.7)
Restructuring expenses	0.2	0.9	(79.1)
Acquisition costs	—	0.2	(100.0)
Other operating income	—	(0.1)	(100.0)
Operating income	7.6	3.7	103.3
Interest income	0.2	0.2	(29.6)
Interest expense	0.7	1.9	(64.0)
Other gain (loss), net	(0.3)	(1.1)	77.5
Earnings from continuing operations before income taxes	6.8	0.9	677.0
Income taxes expense	1.0	0.4	196.2
Net earnings from continuing operations	5.8	0.5	998.6
Loss from discontinued operations, net of tax	—	(8.3)	100.0
Net earnings (loss)	5.8	(7.8)	173.4
Less: income attributable to non-controlling interests	—	—	(100.0)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	5.8%	(7.8)%	173.0%

Net Revenues

Revenues for the second quarter of 2014 compared to the second quarter of 2013 decreased $1.4 million, or 0.8%, from $172.3 million to $170.9 million. Foreign currency translation had a positive impact on revenues of approximately $1.0 million, or 0.6%, in the second quarter of 2014 as compared to the second quarter of 2013.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	June 29, 2014 (Fiscal 2014)	June 30, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues:
Merchandise Availability Solutions	$111.5	$111.6	$(0.1)	(0.1)%
Apparel Labeling Solutions	47.6	48.4	(0.8)	(1.6)
Retail Merchandising Solutions	11.8	12.3	(0.5)	(3.7)
Net revenues	$170.9	$172.3	$(1.4)	(0.8)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $0.1 million, or 0.1% during the second quarter of 2014 compared to the second quarter of 2013. Foreign currency translation had a positive impact of approximately $0.5 million. The adjusted decrease of $0.6 million in MAS was due primarily to decreases in EAS systems and Merchandise Visibility (RFID). These decreases were partially offset by increases in EAS consumables and Alpha®.

EAS systems revenues decreased in the second quarter of 2014 as compared to the second quarter of 2013, primarily due to fewer installations outside of the U.S. The decrease was offset by an increase in the U.S. due to a large roll-out that began in the fourth quarter of 2013. We expect EAS Systems growth in 2014 to be limited as 2013 roll-outs from outside of the U.S. are only partially offset by the continued large roll-out in the U.S.

Merchandise Visibility (RFID) revenues decreased in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to a substantial roll-out with RFID enabled technology in Europe in the second quarter of 2013, with less significant rollouts in the second quarter of 2014. We expect RFID revenues to increase and continue on their forecasted path for strong growth in 2014 as a result of asset tracking business delayed from 2013 to 2014, the conversion of certain pilots into installation contracts and the expansion of certain installation contracts to additional stores.

EAS consumables revenues increased in the second quarter of 2014 as compared to the second quarter of 2013, primarily due to increased EAS label revenues in the U.S. as a result of new protection programs with new and existing customers including the impact of recent market share wins in EAS systems. We expect our EAS consumables business to be favorably impacted in 2014 by our recent market share wins in our EAS systems business.

Alpha® revenues increased in the second quarter of 2014 as compared to the second quarter of 2013 due to strong sales in the U.S. and Europe with key customers in 2014 without comparable levels of demand in 2013. The increase was offset by declines in Asia Pacific and the International Americas primarily due to large orders in the second quarter of 2013 without comparable demand in 2014. Growth in 2014 is expected to be hindered due to lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $0.8 million, or 1.6%, in the second quarter of 2014 as compared to the second quarter of 2013. After considering the foreign currency translation positive impact of $0.1 million, the $0.9 million decrease in revenues is driven by declines in legacy labeling business sales volumes in the U.S., Europe and Asia due to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The decrease was partially offset by increased RFID labels revenue in Asia and Europe resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. We expect modest growth during the remainder of 2014 in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $0.5 million, or 3.7%, in the second quarter of 2014 as compared to the second quarter of 2013. After considering the foreign currency translation positive impact of $0.4 million, the $0.9 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model, pricing pressures, and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by ongoing industry headwinds in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the second quarter of 2014, gross profit increased $2.6 million, or 3.7%, from $69.9 million to $72.5 million in the second quarter of 2014. The negative impact of foreign currency translation on gross profit was approximately $0.2 million. Gross profit, as a percentage of net revenues, increased from 40.6% to 42.4%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased from 45.2% in the second quarter of 2013 to 46.0% in the second quarter of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS consumables and EAS systems. EAS consumables and EAS systems margins increased due primarily to manufacturing cost savings, margin enhancement initiatives, and favorable mix of sales towards higher margin products, partially offset by under-absorbed professional services.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 36.2% in the second quarter of 2014, from 30.0% in the second quarter of 2013. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, inventory management, and improved manufacturing efficiencies, partially offset by greater air freight expenses.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 33.9% in the second quarter of 2014 from 40.3% in the second quarter of 2013. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to market pricing pressures and lower volumes driving overhead under-absorption, as well as the movement of a portion of this business to a distributor model.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $1.8 million, or 3.2%, during the second quarter of 2014 compared to the second quarter of 2013. The SG&A and enhanced Global Restructuring programs continued to reduce SG&A expenses by $1.6 million. Also contributing to the decrease was CFO transition costs recorded in the second quarter of 2013 without comparable expense in 2014 as well as a reduction of stock-based compensation expense. Offsetting these cost reductions was an increase in performance incentive accruals as well as management consulting costs reported in the second quarter of 2014 without a comparable expense in 2013.

Research and Development Expenses

Research and development (R&D) expenses were $3.8 million, or 2.2% of revenues, in the second quarter of 2014 and $4.6 million, or 2.7% of revenues in the second quarter of 2013, as we have placed focus on operational efficiency specifically through Project LEAN.

Restructuring Expenses

Restructuring expenses were $0.3 million, or 0.2% of revenues in the second quarter of 2014 compared to $1.6 million or 0.9% of revenues in the second quarter of 2013.

Acquisition Costs

Acquisition costs for the second quarter of 2013 were $0.3 million without a comparable expense in the second quarter of 2014. The decrease in acquisition costs was primarily due to the timing of services related to the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Operating Income

Other operating income was $0.2 million, or 0.1% of revenues in 2013 without a comparable income in 2014. The 2013 other operating income represents the gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income decreased $0.1 million for the second quarter of 2014 compared to the second quarter of 2013. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the second quarter of 2014 decreased $2.1 million from the comparable quarter in 2013. The decrease in interest expense was primarily due to securing the new Senior Secured Credit Facility in December 2013, which reduced the cost of debt from approximately 6% to 2%.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.4 million in the second quarter of 2014 compared to a net loss of $2.0 million in the second quarter of 2013. The decrease in net loss was primarily due to a $0.3 million foreign exchange loss during the second quarter of 2014 compared to a $2.0 million foreign exchange loss in the second quarter of 2013. The decreased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the second quarter of 2014 was 15.3% as compared to 40.1% for the second quarter of 2013. The 2014 effective tax rate was impacted by the mix of income among subsidiaries and beginning income tax reserve reductions due to expiring statute of limitations. The second quarter of 2013 effective tax rate was impacted by the mix of income among subsidiaries. Additionally, in the second quarter of 2013, we accounted for the U.S. operations by applying an estimated annual effective rate methodology. We determined that if the U.S. operations are included in the estimated annual effective tax rate, small changes in estimated pretax earnings would no longer result in significant fluctuations in the tax rate. For the three months ended March 31, 2013, we applied the discrete method to our U.S. operations.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $14.3 million in the second quarter of 2013, without a comparable amount in 2014. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, the business, which was included in our Merchandise Availability Solutions segment, was excluded from continuing operations.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. was $9.9 million, or $0.23 per diluted share, during the second quarter of 2014 compared to a net loss of $13.5 million, or $0.32 per diluted share, during the second quarter of 2013. The weighted-average number of shares used in the diluted earnings per share computation was 42.3 million and 41.7 million for the second quarters of 2014 and 2013, respectively.

Twenty-Six Weeks Ended June 29, 2014 Compared to Twenty-Six Weeks Ended June 30, 2013

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	June 29, 2014 (Fiscal 2014)	June 30, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues
Merchandise Availability Solutions	64.4%	64.2%	(0.4)%
Apparel Labeling Solutions	28.2	27.9	0.5
Retail Merchandising Solutions	7.4	7.9	(6.7)
Net revenues	100.0	100.0	(0.7)
Cost of revenues	57.7	61.6	(7.0)
Gross profit	42.3	38.4	9.4
Selling, general, and administrative expenses	34.4	35.2	(2.7)
Research and development	2.4	2.9	(17.5)
Restructuring expenses	0.7	1.1	(38.7)
Litigation settlement	—	(2.0)	(100.0)
Acquisition costs	—	0.1	(100.0)
Other operating income	—	(0.2)	(100.0)
Operating income	4.8	1.3	263.1
Interest income	0.2	0.2	(31.3)
Interest expense	0.8	1.8	(58.3)
Other gain (loss), net	(0.2)	(0.8)	79.0
Earnings (loss) from continuing operations before income taxes	4.0	(1.1)	471.1
Income taxes expense	0.9	0.2	399.5
Net earnings (loss) from continuing operations	3.1	(1.3)	341.4
Loss from discontinued operations, net of tax	—	(5.2)	(100.0)
Net earnings (loss)	3.1	(6.5)	146.5
Less: income attributable to non-controlling interests	—	—	(100.0)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	3.1%	(6.5)%	146.5%

Net Revenues

Revenues for the first six months of 2014 compared to the first six months of 2013 decreased $2.2 million, or 0.7%, from $320.5 million to $318.3 million. Foreign currency translation had a positive impact on revenues of approximately $28 thousand, or 0.0%, in the first six months of 2014 as compared to the first six months of 2013.

(amounts in millions)			Dollar Amount Change	Percentage Change
Six months ended	June 29, 2014 (Fiscal 2014)	June 30, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues:
Merchandise Availability Solutions	$205.0	$205.9	$(0.9)	(0.4)%
Apparel Labeling Solutions	89.7	89.3	0.4	0.5
Retail Merchandising Solutions	23.6	25.3	(1.7)	(6.7)
Net revenues	$318.3	$320.5	$(2.2)	(0.7)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $0.9 million, or 0.4%, during the first six months of 2014 compared to the first six months of 2013. Foreign currency translation had a negative impact of approximately $0.2 million. The adjusted decrease of $0.7 million in MAS was due primarily to decreases in EAS systems, CheckView® and our business that supports shrink management in libraries (Library). These decreases were partially offset by increases in EAS consumables, Alpha®, and Merchandise Visibility (RFID).

EAS systems revenues decreased in the first six months of 2014 as compared to the first six months of 2013, primarily due to fewer installations outside of the U.S. The decrease was offset by an increase in the U.S. due to a large roll-out that began in the fourth quarter of 2013. We expect EAS Systems growth in 2014 to be limited as 2013 roll-outs from outside of the U.S. are only partially offset by the continued large roll-out in the U.S.

We sold our U.S. and Canada CheckView® business in 2013. The results of this business are included in discontinued operations. We will continue to provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require a combined security solution. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first six months of 2014 as compared to the first six months of 2013.

Library revenues decreased in the first six months of 2014 as compared to the first six months of 2013, primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

EAS consumables revenues increased in the first six months of 2014 as compared to the first six months of 2013, primarily due to increased EAS label revenues in the U.S. and Europe as a result of new protection programs with new and existing customers including the impact of recent market share wins in EAS systems. We expect our EAS consumables business to be favorably impacted in 2014 by our recent market share wins in our EAS systems business. Hard Tag @ Source™ revenues in the U.S. also contributed to the increase, resulting from increased volumes from both new and existing customers.

Alpha® revenues increased in the first six months of 2014 as compared to the first six months of 2013 due to strong sales in the U.S. with key customers in 2014 without comparable levels of demand in 2013. The increase was offset by declines in International Americas primarily due to large orders in the first six months of 2013 without comparable demand in 2014. Growth in 2014 is expected to be hindered due to lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

Merchandise Visibility (RFID) revenues increased in the first six months of 2014 as compared to the first six months of 2013, as the business continues to gain traction with installations at several major retailers, primarily in the U.S. The increase was offset by declines in Europe primarily due to a substantial roll-out with RFID enabled technology in the first six months of 2013, with less significant rollouts in the first six months of 2014. We expect RFID revenues to increase and continue on their forecasted path for strong growth in 2014 as a result of asset tracking business delayed from 2013 to 2014, the conversion of certain pilots into installation contracts and the expansion of certain installation contracts to additional stores.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues increased $0.4 million, or 0.5%, in the first six months of 2014 as compared to the first six months of 2013. After considering the foreign currency translation negative impact of $0.3 million, the $0.7 million increase in revenues is driven by increased RFID labels revenue in Asia and Europe resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. The increase was partially offset by declines in legacy labeling business sales volumes in the U.S., Europe and Asia due to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. We expect modest growth during the remainder of 2014 in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $1.7 million, or 6.7%, in the first six months of 2014 as compared to the first six months of 2013. After considering the foreign currency translation positive impact of $0.5 million, the $2.2 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model, pricing pressures, and a decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by ongoing industry headwinds in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first six months of 2014, gross profit increased $11.6 million, or 9.4%, from $123.2 million to $134.8 million in the first six months of 2014. The negative impact of foreign currency translation on gross profit was approximately $0.9 million. Gross profit, as a percentage of net revenues, increased from 38.4% to 42.3%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased from 42.6% in the first six months of 2013 to 46.5% in the first six months of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS consumables and EAS systems. EAS consumables and EAS systems margins increased due primarily to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products, partially offset by under-absorbed professional services.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 34.9% in the first six months of 2014, from 28.6% in the first six months of 2013. Due to the recent actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, inventory management, and improved manufacturing efficiencies, partially offset by greater air freight expenses.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 34.9% in the first six months of 2014 from 39.0% in the first six months of 2013. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to market pricing pressures and lower volumes driving overhead under-absorption, as well as the movement of a portion of this business to a distributor model.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $3.0 million, or 2.7%, during the first six months of 2014 compared to the first six months of 2013. The SG&A and enhanced Global Restructuring programs continued to reduce SG&A expenses by $3.2 million. Also contributing to the decrease was a reduction in CFO transition costs recorded in the second quarter of 2013 without comparable expense in 2014 as well as a reduction of stock-based compensation expense. Offsetting these cost reductions were increases in performance incentive accruals, bad debt expense and management consulting costs in the first six months of 2014 compared to the first six months of 2014.

Research and Development Expenses

Research and development (R&D) expenses were $7.7 million, or 2.4%, of revenues in the first six months of 2014 and $9.3 million, or 2.9%, of revenues in the first six months of 2013, as we have placed focus on operational efficiency specifically through Project LEAN.

Restructuring Expenses

Restructuring expenses were $2.2 million, or 0.7% of revenues in the first six months of 2014 compared to $3.6 million or 1.1% of revenues in the first six months of 2013.

Litigation Settlement

Litigation settlement for the first six months of 2013 was a benefit of $6.6 million without a comparable amount in 2014. The benefit was related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor.

Acquisition Costs

Acquisition costs were $0.4 million for the first six months of 2013 without a comparable expense in 2014. The decrease in acquisition costs was primarily due to the timing of services related to the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Operating Income

Other operating income for the first six months of 2013 was $0.6 million without comparable income in 2014. Other operating income includes $0.3 million of income attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income for the first six months of 2014 decreased $0.3 million from the comparable six months of 2013. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases during the first six months of 2014 compared to the first quarter of 2013.

Interest expense for the first six months of 2014 decreased $3.4 million from the first six months of 2013. The decrease in interest expense was primarily due to securing the new Senior Secured Credit Facility in December 2013, which reduced the cost of debt from approximately 6% to 2%.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.5 million in the first six months of 2014 compared to a net loss of $2.5 million in the first six months of 2013. There was a $0.5 million foreign exchange loss during the first six months of 2014 compared to a $2.6 million foreign exchange loss during the first six months of 2013. The decreased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first six months of 2014 was 23.6% as compared to the year to date effective rate for the first six months of 2013 of negative 17.5%. The 2014 effective tax rate was impacted by the mix of income among subsidiaries and income tax reserve reduction due to expiring statute of limitations. The 2013 rate was impacted to a greater extent than the 2014 rate by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $16.9 million in the first six months of 2013, without a comparable amount in 2014. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, the business, which was included in our Merchandise Availability Solutions segment, was excluded from continuing operations.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. was $9.7 million, or $0.23 per diluted share, during the first six months of 2014 compared to a net loss of $20.9 million, or $0.51 per diluted share, during the first six months of 2013. The weighted-average number of shares used in the diluted earnings per share computation was 42.3 million and 41.3 million for the first six months of 2014 and 2013, respectively.

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

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility ("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million. As of June 29, 2014, we have available borrowing capacity of $115.0 million under the Senior Secured Credit Facility.
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

As of June 29, 2014, our cash and cash equivalents were $131.4 million compared to $121.6 million as of December 29, 2013. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2014 primarily due to $21.3 million of cash provided by operating activities and favorable $0.3 million effect of foreign currency, partially offset by $6.6 million of cash used in investing activities and $5.2 million of cash used in financing activities.

Cash provided by operating activities was $4.3 million more during the first six months of 2014 compared to the first six months of 2013. In the first six months of 2014 compared to the first six months of 2013, our cash from operating activities was positively impacted by the significant increase in operating income, which was offset by investments in working capital including investments to support new market share gains resulting in an increase in inventory by $16.5 million compared to an increase of $2.5 million in the second quarter of 2013. The remainder of the variances is explained by changes in other liabilities, unearned revenues, other assets, the restructuring reserve and income taxes.

Cash used in investing activities was $5.7 million higher during the first six months of 2014 compared to the first six months of 2013. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first six months of 2014 compared to the first six months of 2013. In addition, the 2013 cash from investing activities includes proceeds from the sale of our U.S. and Canada based CheckView® business unit, sale of our 51% interest in our Shore to Shore Sri Lanka entity, and from the sale of property, plant, and equipment.

Cash used in financing activities was $3.4 million less during the first six months of 2014 compared to the first six months of 2013. This was due primarily to greater reduction of debt levels in the first six months of 2013 compared to the first six months of 2014.

Our percentage of total debt to total equity as of June 29, 2014, was 23.7% compared to 26.5% as of December 29, 2013. As of June 29, 2014, our working capital was $248.2 million compared to $233.5 million as of December 29, 2013.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $7.7 million and $9.3 million during the first six months of 2014 and 2013, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately an additional $9 million on R&D to support achievement of our strategic plan during the remainder of 2014.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2014, our contribution to these plans was $2.4 million. Our total funding expectation for 2014 is $5.4 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2014 totaled $6.8 million compared to $3.3 million during the same period in 2013. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $13 million for the remainder of 2014.

Senior Secured Credit Facility

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility ("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million.
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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of June 29, 2014. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
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

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of June 29, 2014 the factoring arrangements had a balance of $0.1 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $41 thousand (€30 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $35.9 million and $35.1 million as of June 29, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and six months ended June 29, 2014 of $0.6 million and $1.1 million, respectively. The recognized interest expense related to the financial liability for the three and six months ended June 30, 2013 was $0.5 million and $1.0 million, respectively.

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

The expanded Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan has impacted over 2,600 existing employees since inception. Total costs of the Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan are $79 million through the end of the second quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the two plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed, with final headcount terminations expected to be finalized by the third quarter of 2014. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and six months ended June 29, 2014 and June 30, 2013 was as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$272	$946	$1,844	$1,285
Asset Impairments	—	—	172	731
Other exit costs	99	732	242	1,617
SG&A Restructuring Plan
Severance and other employee-related charges	(30)	1	(25)	(15)
Other exit costs	—	(50)	—	27
Total	$341	$1,629	$2,233	$3,645

Restructuring accrual activity for the six months ended June 29, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 29, 2014
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,757	$2,675	$(831)	$(4,001)	$(46)	$5,554
Other exit costs(1)	66	242	—	(279)	(2)	27
SG&A Restructuring Plan
Severance and other employee-related charges	352	4	(29)	(215)	(1)	111
Total	$8,175	$2,921	$(860)	$(4,495)	$(49)	$5,692

(1)	During the first six months of 2014, there was a net charge to earnings of $0.2 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

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

For the six months ended June 29, 2014, the net charge to earnings of $2.3 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $61.2 million have been incurred through June 29, 2014. The total number of employees planned to be affected by the Global Restructuring Plan including Project LEAN is approximately 2,271, of which 2,212 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the six months ended June 29, 2014, the net charge reversed to earnings of $25 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operating leases presented in our Annual Report on Form 10-K for the year ended December 29, 2013 except as discussed in the Contractual Obligations section.

Contractual Obligations

Except as described below, there have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 29, 2013. In February 2014, we entered into an amendment of one of our lease agreements whereby beginning in March 2014, we reduced the annual rent by approximately $0.4 million per year on an annualized basis and decreased the expiration date of the lease from November 30, 2018 to February 28, 2018. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $31.6 million as of June 29, 2014, and $31.9 million as of December 29, 2013, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of June 29, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $10.8 million. The fair values of the forward exchange contracts were reflected as a $64 thousand asset and $87 thousand liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 29, 2013, we identified a material weakness in internal control over financial reporting as of December 29, 2013. We did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our gross investment in lease receivables, other financing liabilities, unearned revenue, revenue and other operating income accounts and related disclosures. The misstatement was a result of modifications made to leasing arrangements, the transfer of financial assets to a third party financial institution and multi-element revenue arrangements, and resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2012 and 2011 and each of the quarters of fiscal 2012 and the first three quarters of fiscal 2013. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-routine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

There have been no other changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved in certain legal and regulatory actions, all of which have arisen in the ordinary course of business, except for the matters described in the following paragraph.

Matters related to All-Tag Security S.A. and All-Tag Security Americas, Inc.

We originally filed suit on May 1, 2001, alleging that the disposable, deactivatable radio frequency security tag manufactured by All-Tag Security S.A. and All-Tag Security Americas, Inc.'s (jointly “All-Tag”) and sold by Sensormatic Electronics Corporation (“Sensormatic”) infringed on a U.S. Patent No. 4,876,555 (the “555 Patent”) owned by us. On April 22, 2004, the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Court”) granted summary judgment to defendants All-Tag and Sensormatic on the ground that the 555 Patent was invalid for incorrect inventorship. We appealed this decision. On June 20, 2005, we won an appeal when the United States Court of Appeals for the Federal Circuit (the “Appellate Court”) reversed the grant of summary judgment and remanded the case to the Pennsylvania Court for further proceedings. On January 29, 2007 the case went to trial, and on February 13, 2007, a jury found in favor of the defendants on infringement, the validity of the 555 Patent and the enforceability of the 555 Patent. On June 20, 2008, the Pennsylvania Court entered judgment in favor of defendants based on the jury's infringement and enforceability findings. On February 10, 2009, the Pennsylvania Court granted defendants' motions for attorneys' fees designating the case as an exceptional case and awarding an unspecified portion of defendants' attorneys' fees under 35 U.S.C. § 285. Defendants sought approximately $5.7 million plus interest. We recognized this amount during the fourth fiscal quarter ended December 28, 2008 in litigation settlements on the Consolidated Statement of Operations. On March 6, 2009, we filed objections to the defendants' bill of attorneys' fees. On November 2, 2011, the Pennsylvania Court finalized the decision to order us to pay the attorneys' fees and costs of the defendants in the amount of $6.6 million. The additional amount of $0.9 million was recorded in the fourth quarter ended December 25, 2011 in the Consolidated Statement of Operations. On November 15, 2011, we filed objections to and appealed the Pennsylvania Court's award of attorneys' fees to the defendants. Following the filing of briefs and the completion of oral arguments, the Appellate Court reversed the decision of the Pennsylvania Court on March 25, 2013. As a result of the final decision, we reversed the All-Tag reserve of $6.6 million in the first quarter ended March 31, 2013. The Appellate Court decision was appealed by All-Tag and Sensormatic to the U.S. Supreme Court.

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case (reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of June 29, 2014.

On July 31, 2014, All-Tag Security Americas, Inc. (“All-Tag Security Americas”) filed a patent infringement suit against the Company in the United States District Court for the Southern District of Florida, under the caption All-Tag Security Americas, Inc. v. Checkpoint Systems, Inc., C.A. No. 9:14-cv-81004-DMM. All-Tag Security Americas alleged that one of our products, the Micro EP PST label, infringes U.S. Patent No. 7,495,566 (the “556 Patent”), one of All-Tag Security Americas’ patents. All-Tag Security Americas seeks injunctive relief, damages and attorneys’ fees. The Company has not yet been served. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. The Company intends to defend vigorously its interests in this matter.

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

Our legal fees related to the USS matter are being paid pursuant to our coverage under insurance policies with American Home Assurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (“AIG”). On July 9, 2014, AIG filed a complaint against us in the Superior Court of New Jersey (the “New Jersey Court”) claiming that AIG has no duty to defend or indemnify us under the insurance policies as they relate to the USS matter. AIG also claims reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf that are not covered by insurance as well as our reimbursement of AIG’s legal costs related to this matter. AIG has continued to pay on our behalf most of our legal fees, costs, and expenses related to this matter and we expect AIG to continue to pay on our behalf most of our legal fees, costs, and expenses until such time as the matter is resolved. We believe the claims in this case lack merit. Although it is too early to determine the outcome of this matter or a range of possible losses, an unfavorable outcome could have a material impact on our financial results and cash flows.

Matter related to Zucker Derivative Suit

On June 24, 2014, a complaint was filed by Lawrence Zucker in a shareholder derivative suit on behalf of himself, others who are similarly situated and derivatively on behalf of us, of which we are also a nominal defendant, against our Board of Directors (the “Board of Directors”) in the Court of Common Pleas of Allegheny County, Pennsylvania, under the caption Zucker v. Checkpoint Systems, Inc., et al., No. GD-14-11035. The plaintiff generally asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against our Board of Directors for allegedly exceeding its authority under our Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Plan”).

The plaintiff seeks, in addition to other relief, (i) a declaration that certain of the awards granted under the Plan in 2013 were ultra vires; (ii) rescission of awards allegedly granted in violation of the Plan; (iii) monetary damages; (iv) equitable or injunctive relief; (v) direction by the court that we reform our corporate governance and internal procedures and (vi) an award of attorneys’ fees and other fees and costs. The outcome of this matter cannot be predicted with any certainty. We intend to defend vigorously our interests in this matter.

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

CHECKPOINT SYSTEMS, INC.

August 4, 2014	/s/ Jeffrey O. Richard
Jeffrey O. Richard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.