Form 10-Q
period 2014-09-28
CHECKPOINT SYSTEMS INC
filed 2014-11-04
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 2014, there were 41,797,543 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	September 28, 2014	December 29, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,509	$121,573
Accounts receivable, net of allowance of $10,525 and $12,404	127,900	167,864
Inventories	99,544	83,521
Other current assets	24,281	29,119
Deferred income taxes	7,422	9,108
Total Current Assets	400,656	411,185
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,079	1,267
PROPERTY, PLANT, AND EQUIPMENT, net	75,018	75,067
GOODWILL	177,756	185,864
OTHER INTANGIBLES, net	69,042	78,166
DEFERRED INCOME TAXES	25,890	38,131
OTHER ASSETS	8,135	9,813
TOTAL ASSETS	$757,576	$799,493
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$170	$435
Accounts payable	56,376	67,203
Accrued compensation and related taxes	25,256	24,341
Other accrued expenses	37,464	41,580
Income taxes	—	2,439
Unearned revenues	8,415	9,011
Restructuring reserve	4,177	8,175
Accrued pensions — current	4,624	5,013
Other current liabilities	17,096	19,536
Total Current Liabilities	153,578	177,733
LONG-TERM DEBT, LESS CURRENT MATURITIES	85,130	91,187
FINANCING LIABILITY	33,923	35,068
ACCRUED PENSIONS	91,829	99,677
OTHER LONG-TERM LIABILITIES	30,999	36,436
DEFERRED INCOME TAXES	13,918	13,067
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, issued 45,777,029 and 45,484,524 shares	4,578	4,548
Additional capital	439,654	434,336
Accumulated deficit	(17,634)	(23,284)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(6,879)	2,245
TOTAL STOCKHOLDERS' EQUITY	348,199	346,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,576	$799,493

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Restated)		(As Restated)
Net revenues	$160,595	$174,888	$478,926	$495,351
Cost of revenues	89,630	104,356	273,168	301,662
Gross profit	70,965	70,532	205,758	193,689
Selling, general, and administrative expenses	55,480	51,392	165,195	164,132
Research and development	3,971	4,369	11,663	13,689
Restructuring expenses	459	937	2,692	4,582
Litigation settlement	—	—	—	(6,584)
Acquisition costs	291	253	291	694
Other operating income	—	—	—	(578)
Operating income	10,764	13,581	25,917	17,754
Interest income	323	294	875	1,098
Interest expense	1,062	2,976	3,517	8,870
Other gain (loss), net	10	(1,002)	(518)	(3,513)
Earnings from continuing operations before income taxes	10,035	9,897	22,757	6,469
Income taxes expense	14,110	2,665	17,107	3,265
Net (loss) earnings from continuing operations	(4,075)	7,232	5,650	3,204
Loss from discontinued operations, net of tax (benefit) expense of $0, $0, $0 and $68	—	(100)	—	(16,985)
Net (loss) earnings	(4,075)	7,132	5,650	(13,781)
Less: income attributable to non-controlling interests	—	—	—	1
Net (loss) earnings attributable to Checkpoint Systems, Inc.	$(4,075)	$7,132	$5,650	$(13,782)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.10)	$0.17	$0.13	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.41)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.10)	$0.17	$0.13	$(0.33)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.10)	$0.17	$0.13	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.41)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.10)	$0.17	$0.13	$(0.33)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Restated)		(As Restated)
Net (loss) earnings	$(4,075)	$7,132	$5,650	$(13,781)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax (expense) benefit of $(217), $122, $5 and $343	593	269	1,148	824
Change in realized and unrealized gains on derivative hedges, net of tax expense of $0, $139, $0 and $139	—	132	—	(21)
Foreign currency translation adjustment	(11,147)	3,302	(10,272)	(293)
Total other comprehensive (loss) income, net of tax	(10,554)	3,703	(9,124)	510
Comprehensive (loss) income	(14,629)	10,835	(3,474)	(13,271)
Less: comprehensive loss attributable to non-controlling interests	—	—	—	(172)
Comprehensive (loss) income attributable to Checkpoint Systems, Inc.	$(14,629)	$10,835	$(3,474)	$(13,099)

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 30, 2012 (As Restated)	44,763	$4,476	$424,715	$(4,356)	4,036	$(71,520)	$306	$688	$354,309
Net (loss) earnings				(18,928)				1	(18,927)
Exercise of stock-based compensation and awards released	721	72	2,489						2,561
Tax benefit on stock-based compensation			82						82
Stock-based compensation expense			6,369						6,369
Deferred compensation plan			681						681
Sale of interest in subsidiary								(516)	(516)
Amortization of pension plan actuarial losses, net of tax							1,120		1,120
Change in realized and unrealized losses on derivative hedges, net of tax							(21)		(21)
Recognized loss on pension, net of tax							1,403		1,403
Prior service cost arising during period, net of tax							(158)		(158)
Foreign currency translation adjustment							(405)	(173)	(578)
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$—	$346,325
Net earnings				5,650					5,650
Exercise of stock-based compensation and awards released	293	30	288						318
Tax benefit on stock-based compensation			19						19
Stock-based compensation expense			4,349						4,349
Deferred compensation plan			662						662
Amortization of pension plan actuarial losses, net of tax							1,148		1,148
Foreign currency translation adjustment							(10,272)		(10,272)
Balance, September 28, 2014	45,777	$4,578	$439,654	$(17,634)	4,036	$(71,520)	$(6,879)	$—	$348,199

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Nine months (39 weeks) ended	September 28, 2014	September 29, 2013
		(As Restated)
Cash flows from operating activities:
Net earnings (loss)	$5,650	$(13,781)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	18,712	20,094
Amortization of debt issuance costs	325	1,221
Interest on financing liability	1,686	1,536
Deferred taxes	11,329	(858)
Stock-based compensation	4,349	5,145
Provision for losses on accounts receivable	75	(638)
Excess tax benefit on stock compensation	(6)	(594)
Loss on disposal of fixed assets	105	343
Litigation settlement	—	(6,584)
Gain on sale of subsidiary	—	(248)
Loss on sale of discontinued operations	—	13,043
Restructuring related asset impairment	172	731
Decrease (increase) in operating assets, net of the effects of acquired companies:
Accounts receivable	34,653	20,702
Inventories	(19,797)	(12,441)
Other assets	4,678	(6,912)
(Decrease) increase in operating liabilities, net of the effects of acquired companies:
Accounts payable	(8,844)	2,326
Income taxes	(987)	(1,950)
Unearned revenues - current	(131)	(4,424)
Restructuring reserve	(3,658)	(5,923)
Other liabilities	(6,417)	(14,995)
Net cash provided by (used in) operating activities	41,894	(4,207)
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(12,833)	(5,955)
Cash proceeds from the sale of discontinued operations	212	1,502
Cash proceeds from the sale of subsidiary	—	227
Other investing activities	77	1,151
Net cash used in investing activities	(12,544)	(3,075)
Cash flows from financing activities:
Proceeds from stock issuances	1,378	2,980
Excess tax benefit on stock compensation	6	594
Proceeds from short-term debt	—	2,759
Payment of short-term debt	—	(2,561)
Net change in factoring and bank overdrafts	(110)	(441)
Proceeds from long-term debt	1,000	—
Payment of long-term debt	(7,217)	(17,138)
Net cash used in financing activities	(4,943)	(13,807)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(4,471)	(1,544)
Net increase (decrease) in cash and cash equivalents	19,936	(22,633)
Cash and cash equivalents:
Beginning of period	121,573	118,829
End of period	$141,509	$96,196
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

The aggregate impacts of correcting the errors relating to the Spain transaction as of and for the three and nine months ended September 29, 2013 were as follows:

	Restatement Adjustments to Previously Reported Income Statement - Income/(Expense)
	Quarter (13 weeks) ended	Nine months (39 weeks) ended
(amounts in millions)	September 29, 2013	September 29, 2013
Net revenues	$—	$(0.9)
Operating income	—	(0.9)
Interest expense	0.5	(1.5)
Income taxes expense	(0.2)	(0.7)
Net loss	(0.3)	(1.7)

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

In addition to the Spain transaction resulting in the restatement of our previously issued consolidated financial statements, we also recorded certain other immaterial errors affecting the consolidated financial statements as of and for the three and nine months ended September 29, 2013 that are included in our restatement adjustments:

•	Income tax adjustments - The correction of out of period income tax adjustments had no combined effect on net loss and total assets for the three and nine months ended September 29, 2013.

•
Other out of period adjustments - We recorded certain other out of period errors which were not individually material to the financial statements but had the combined effect in the three and nine months ending September 29, 2013 of increasing net revenues by $0.4 million and $1.0 million and increasing net loss by $0.2 million and $0.3 million, respectively. The adjustments also increased total assets, total current liabilities and long-term liabilities by $1.9 million, $2.3 million and $3.4 million, respectively, in the third quarter of 2013. The cumulative impact of these adjustments in prior periods resulted in an adjustment to reduce the beginning retained earnings balance in fiscal 2013 by $3.8 million. The largest single contributor to these adjustments was a correction of our deferred maintenance balances in certain European countries which increased unearned revenues by $2.3 million and increased other long-term liabilities by $3.4 million as of September 29, 2013. The income statement impact of this adjustment was a decrease in net loss of $0.4 million and $1.0 million, respectively, in the three and nine months ended September 29, 2013.

This Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 includes the impact of the restatement on the applicable unaudited quarterly financial information for the three and nine months ended September 29, 2013. The effect of the restatement on previously issued quarterly financial information as of and for the three and nine months ended September 29, 2013 is set forth in this footnote.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for quarterly and annual periods ended prior to December 29, 2013 have not been and will not be amended.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2013 and Consolidated Cash Flows for the nine months ended September 29, 2013 to the corresponding financial statements for the quarterly period as restated.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended			Nine months ended
	September 29, 2013			September 29, 2013
(amounts in thousands, except per share data)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net revenues	$174,466	$422	$174,888	$495,319	$32	$495,351
Cost of revenues	104,210	146	104,356	301,503	159	301,662
Gross profit	70,256	276	70,532	193,816	(127)	193,689
Selling, general, and administrative expenses	50,980	412	51,392	163,117	1,015	164,132
Research and development	4,369	—	4,369	13,689	—	13,689
Restructuring expenses	937	—	937	4,582	—	4,582
Litigation settlement	—	—	—	(6,584)	—	(6,584)
Acquisition costs	253	—	253	694	—	694
Other operating income	—	—	—	(578)	—	(578)
Operating income (loss)	13,717	(136)	13,581	18,896	(1,142)	17,754
Interest income	294	—	294	1,098	—	1,098
Interest expense	2,453	523	2,976	7,334	1,536	8,870
Other loss, net	(1,002)	—	(1,002)	(3,513)	—	(3,513)
Earnings (loss) from continuing operations before income taxes	10,556	(659)	9,897	9,147	(2,678)	6,469
Income taxes expense (benefit)	2,832	(167)	2,665	3,895	(630)	3,265
Net earnings (loss) from continuing operations	7,724	(492)	7,232	5,252	(2,048)	3,204
Loss from discontinued operations, net of tax expense of $0 and $68	(100)	—	(100)	(16,985)	—	(16,985)
Net earnings (loss)	7,624	(492)	7,132	(11,733)	(2,048)	(13,781)
Less: income attributable to non-controlling interests	—	—	—	1	—	1
Net earnings (loss) attributable to Checkpoint Systems, Inc.	$7,624	$(492)	$7,132	$(11,734)	$(2,048)	$(13,782)

Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.18	$(0.01)	$0.17	$0.13	$(0.05)	$0.08
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.41)	$—	$(0.41)
Basic earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.01)	$0.17	$(0.28)	$(0.05)	$(0.33)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share:
Earnings from continuing operations	$0.18	$(0.01)	$0.17	$0.13	$(0.05)	$0.08
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.41)	$—	$(0.41)
Diluted earnings (loss) attributable to Checkpoint Systems, Inc. per share	$0.18	$(0.01)	$0.17	$(0.28)	$(0.05)	$(0.33)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended			Nine months ended
	September 29, 2013			September 29, 2013
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Net earnings (loss)	$7,624	$(492)	$7,132	$(11,733)	$(2,048)	$(13,781)
Other comprehensive income (loss), net of tax:
Amortization of pension plan actuarial losses, net of tax benefit of $122 and $343	269	—	269	824	—	824
Change in realized and unrealized gains (losses) on derivative hedges, net of tax expense of $139 and $139	132	—	132	(21)	—	(21)
Foreign currency translation adjustment	4,292	(990)	3,302	313	(606)	(293)
Total other comprehensive income (loss), net of tax	4,693	(990)	3,703	1,116	(606)	510
Comprehensive income (loss)	12,317	(1,482)	10,835	(10,617)	(2,654)	(13,271)
Less: comprehensive loss attributable to non-controlling interests	—	—	—	(172)	—	(172)
Comprehensive income (loss) attributable to Checkpoint Systems, Inc.	$12,317	$(1,482)	$10,835	$(10,445)	$(2,654)	$(13,099)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

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

The Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly our financial position at September 28, 2014 and December 29, 2013 and our results of operations for the thirteen and thirty-nine weeks ended September 28, 2014 and September 29, 2013 and changes in cash flows for the thirty-nine weeks ended September 28, 2014 and September 29, 2013. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

Out of Period Adjustments
During the third quarter of 2014, we recorded a reduction in revenues of $0.7 million related to the correction of the accounting for a maintenance agreement for the period of 2009 through 2014. Also impacting the third quarter of 2014 is a reduction in revenues of $1.1 million (with a corresponding decrease in gross profit of $0.6 million) related to a revenue cut-off error in the second quarter of 2014. Offsetting these are adjustments to accrued expenses related to 2012 through 2014 that resulted in a reduction in operating expenses of $1.1 million in the third quarter of 2014. These adjustments were not material to any previously issued interim or annual financial statements or to the third quarter or estimated full year of fiscal 2014 financial statements.
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

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheet, was $11.4 million and $11.1 million as of September 28, 2014 and December 29, 2013, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

We have presented income attributable to non-controlling interests for the nine months ended September 29, 2013 separately on our Consolidated Statements of Operations.

Warranty Reserves

We provide product warranties for our various products. These warranties vary in length depending on product and geographical region. We establish our warranty reserves based on historical data of warranty transactions.
The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Nine months ended	September 28, 2014	September 29, 2013
Balance at beginning of year	$4,521	3,995
Accruals for warranties issued, net	3,054	3,353
Settlements made	(2,717)	(2,980)
Foreign currency translation adjustment	(184)	(4)
Balance at end of period	$4,674	$4,364

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss), net of tax, for the nine months ended September 28, 2014 were as follows:

(amounts in thousands)	Pension plan	Changes in realized and unrealized gains (losses) on derivative hedges	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 29, 2013	$(17,773)	$—	$20,018	$2,245
Other comprehensive income before reclassifications	1,346	—	(11,618)	(10,272)
Amounts reclassified from other comprehensive income	1,148	—	—	1,148
Net other comprehensive income	2,494	—	(11,618)	(9,124)
Balance, September 28, 2014	$(15,279)	$—	$8,400	$(6,879)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended September 28, 2014 and September 29, 2013 were as follows:

(amounts in thousands)	September 28, 2014		September 29, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(373)		$(390)
Prior service cost (1)	(3)		(1)
	(376)	Total before tax	(391)	Total before tax
	(217)	Tax benefit	122	Tax benefit
	$(593)	Net of tax	$(269)	Net of tax

Gains on cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of revenues	$7	Cost of revenues
	—	Total before tax	7	Total before tax
	—	Tax expense	(139)	Tax expense
	$—	Net of tax	$(132)	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$—	Other operating income	$—	Other operating income
	—	Total before tax	—	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$—	Net of tax

Total reclassifications for the period	$(593)		$(401)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

The significant items reclassified from each component of other comprehensive income (loss) for the nine months ended September 28, 2014 and September 29, 2013 were as follows:

(amounts in thousands)	September 28, 2014		September 29, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(1,144)		$(1,165)
Prior service cost (1)	(9)		(2)
	(1,153)	Total before tax	(1,167)	Total before tax
	5	Tax benefit	343	Tax benefit
	$(1,148)	Net of tax	$(824)	Net of tax

Gains on cash flow hedges
Foreign currency revenue forecast contracts	$—	Cost of revenues	$160	Cost of revenues
	—	Total before tax	160	Total before tax
	—	Tax expense	(139)	Tax expense
	$—	Net of tax	$21	Net of tax

Non-controlling interest
Sale of 51% interest in Sri Lanka subsidiary	$—	Other operating income	$(172)	Other operating income
	—	Total before tax	(172)	Total before tax
	—	Tax expense	—	Tax expense
	$—	Net of tax	$(172)	Net of tax

Total reclassifications for the period	$(1,148)		$(975)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

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

In August 2014, FASB issued ASU No. 2014-15, "Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, "Presentation of Financial Statements-Liquidation Basis of Accounting". Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in ASU 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU.
Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	September 28, 2014	December 29, 2013
Raw materials	$22,468	$18,040
Work-in-process	3,756	2,901
Finished goods	73,320	62,580
Total	$99,544	$83,521

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $69.0 million and $78.2 million as of September 28, 2014 and December 29, 2013, respectively.

The following table reflects the components of intangible assets as of September 28, 2014 and December 29, 2013:

		September 28, 2014		December 29, 2013
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$80,453	$58,685	$83,063	$56,798
Trade name	1 to 30	28,222	18,543	30,256	19,346
Patents, license agreements	3 to 14	59,309	53,200	61,820	54,225
Internal-use software	3 to 7	24,127	14,194	24,039	12,358
Other	2 to 6	7,099	6,922	7,132	6,793
Total amortized finite-lived intangible assets		199,210	151,544	206,310	149,520

Indefinite-lived intangible assets:
Trade name		21,376	—	21,376	—
Total identifiable intangible assets		$220,586	$151,544	$227,686	$149,520

Amortization expense for the three and nine months ended September 28, 2014 was $2.8 million and $8.4 million, respectively. Amortization expense for the three and nine months ended September 29, 2013 was $3.0 million and $8.9 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2014	(1)	$11,383
2015		$11,033
2016		$10,620
2017		$9,545
2018		$3,678

(1)	The estimated amortization expense for the remainder of 2014 is anticipated to be $3.0 million.

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

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 30, 2012	$159,031	$—	$23,710	$182,741
Segment reallocation	(2,116)	2,116	—	—
Translation adjustments	2,242	—	881	3,123
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(6,236)	—	(1,872)	(8,108)
Balance as of September 28, 2014	$152,921	$2,116	$22,719	$177,756

The following table reflects the components of goodwill as of September 28, 2014 and December 29, 2013:

	September 28, 2014			December 29, 2013
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$197,328	$44,407	$152,921	$207,589	$48,432	$159,157
Apparel Labeling Solutions	86,084	83,968	2,116	86,764	84,648	2,116
Retail Merchandising Solutions	129,364	106,645	22,719	138,098	113,507	24,591
Total goodwill	$412,776	$235,020	$177,756	$432,451	$246,587	$185,864

On January 28, 2011, we entered into a Master Purchase Agreement to acquire the equity and/or assets of the Shore to Shore businesses. The acquisition was settled on May 16, 2011 for approximately $78.7 million, net of cash acquired of $1.9 million and the assumption of debt of $4.2 million.

The purchase price included a payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. When the final information is received and the calculation of the final purchase price is agreed to by both parties, the final adjustment to the purchase price will be recognized through earnings.

Acquisition costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within acquisition costs in the Consolidated Statement of Operations. Acquisitions costs were $0.3 million for each the three and nine months ended September 28, 2014 compared to $0.3 million and $0.7 million for the three and nine months ended September 29, 2013, respectively.

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Note 4. DEBT

Debt as of September 28, 2014 and December 29, 2013 consisted of the following:

(amounts in thousands)	September 28, 2014	December 29, 2013
Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$85,000	$90,000
Full-recourse factoring liabilities	94	257
Bank overdraft credit facility	42	—
Other capital leases with maturities through 2019	164	1,365
Total	85,300	91,622
Less current portion	170	435
Total long-term portion	$85,130	$91,187

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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of September 28, 2014. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
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

As of September 28, 2014, $1.4 million, issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

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

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of September 28, 2014 the factoring arrangements had a balance of $0.1 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $5 thousand (€4 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $33.9 million and $35.1 million as of September 28, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and nine months ended September 28, 2014 of $0.6 million and $1.7 million, respectively. The recognized interest expense related to the financing liability for the three and nine months ended September 29, 2013 was $0.5 million and $1.5 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.
Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and nine months ended September 28, 2014 was $1.4 million and $4.3 million ($1.4 million and $4.2 million, net of tax), respectively. For the three and nine months ended September 29, 2013, the total compensation expense was $1.3 million and $5.1 million ($1.2 million and $5.0 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.4 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

On February 27, 2014, restricted stock units (RSUs) were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $14.90 per share. Compensation expense of $0.2 million was recognized in connection with these RSUs for the nine months ended September 28, 2014. As of September 28, 2014, total unamortized compensation expense for this grant was $0.9 million. As of September 28, 2014, the maximum achievable RSUs outstanding under this plan are 153,820 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $63 thousand and $29 thousand was recognized in connection with these RSUs for the nine months ended September 28, 2014 and September 29, 2013, respectively. As of September 28, 2014, total unamortized compensation expense for these grants was $0.1 million. As of September 28, 2014, the maximum achievable RSUs outstanding under this plan are 26,400 units. These RSUs reduce the shares available to grant under the 2004 Plan.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our LTIP 2013 plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of September 28, 2014, the fair value of the award is $0.43 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. For the first nine months of 2014, $31 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.
To determine the fair value of the cash-based performance award as of September 28, 2014, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 44.32%, (ii) risk-free rate of 0.23%, and (iii) an expected dividend yield of zero.

Stock Options

Option activity under the principal option plans as of September 28, 2014 and changes during the nine months ended September 28, 2014 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2013	2,450,660	$17.70	4.35	$4,285
Granted	212,080	14.78
Exercised	(64,237)	9.11
Forfeited or expired	(232,333)	17.14
Outstanding at September 28, 2014	2,366,170	$17.72	4.27	$1,738
Vested and expected to vest at September 28, 2014	2,315,191	$17.84	4.16	$1,667
Exercisable at September 28, 2014	1,939,183	$18.86	3.29	$1,299

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2014. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the nine months ended September 28, 2014 and September 29, 2013 was $0.3 million and $0.7 million, respectively.

As of September 28, 2014, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

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

Nine months ended	September 28, 2014	September 29, 2013
Weighted-average fair value of grants	6.41	5.46
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	48.09%	50.79%
Expected life (in years)	7.68	5.08
Risk-free interest rate	1.465%	0.835%

Restricted Stock Units

Nonvested restricted stock units as of September 28, 2014 and changes during the nine months ended September 28, 2014 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2013	852,508	0.64	$17.36
Granted	349,040		$14.38
Vested	(196,686)		$14.74
Forfeited	(53,536)		$13.00
Nonvested at September 28, 2014	951,326	0.80	$17.06
Vested and expected to vest at September 28, 2014	902,847	0.75
Vested and deferred at September 28, 2014	61,250	—

The total fair value of restricted stock awards vested during the first nine months of 2014 was $2.9 million as compared to $4.2 million in the first nine months of 2013. As of September 28, 2014, there was $4.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.6 million as of September 28, 2014, of which $0.3 million and $0.9 million was expensed for the three and nine months ended September 28, 2014. The total amount accrued related to the plan equaled $0.7 million as of September 29, 2013, of which $0.3 million and $0.9 million was expensed for the three and nine months ended September 29, 2013. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the nine months ended September 28, 2014 and September 29, 2013 were as follows:

(amounts in thousands)
Nine months ended	September 28, 2014	September 29, 2013
Interest	$1,395	$7,228
Income tax payments	$7,478	$8,495

As of September 28, 2014 and September 29, 2013, we accrued $0.4 million and $0.5 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at September 28, 2014 and September 29, 2013 since they represent non-cash investing activities. Accrued capital expenditures at September 28, 2014 and September 29, 2013 are included in accounts payable and other accrued expenses on the Consolidated Balance Sheets.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings from continuing operations attributable to Checkpoint Systems, Inc. and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands, except per share data)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(As Restated)		(As Restated)
Basic (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	$(4,075)	$7,232	$5,650	$3,203
Basic loss from discontinued operations, net of tax expense of $0, $0, $0, and $68	—	(100)	—	(16,985)
Diluted (loss) earnings from continuing operations attributable to Checkpoint Systems, Inc. available to common stockholders	(4,075)	7,232	5,650	3,203
Diluted loss from discontinued operations, net of tax expense of $0, $0, $0 and $68	$—	$(100)	$—	$(16,985)

Shares:
Weighted-average number of common shares outstanding	41,714	41,230	41,644	41,026
Vested shares issuable under deferred compensation agreements	376	360	361	393
Basic weighted-average number of common shares outstanding	42,090	41,590	42,005	41,419
Common shares assumed upon exercise of stock options and awards	—	518	304	318
Unvested shares issuable under deferred compensation arrangements	—	22	12	33
Dilutive weighted-average number of common shares outstanding	42,090	42,130	42,321	41,770

Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.10)	$0.17	$0.13	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.41)
Basic (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.10)	$0.17	$0.13	$(0.33)

Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share:
(Loss) earnings from continuing operations	$(0.10)	$0.17	$0.13	$0.08
Loss from discontinued operations, net of tax	—	—	—	(0.41)
Diluted (loss) earnings attributable to Checkpoint Systems, Inc. per share	$(0.10)	$0.17	$0.13	$(0.33)

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to the performance of vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	1,839	1,729	2,017	2,052

(1)
Stock options and awards of 294 shares and deferred compensation arrangements of 14 shares were anti-dilutive in the three months ended September 28, 2014, and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the period.

Note 8. INCOME TAXES

The effective tax rate for the nine months ended September 28, 2014 was 75.2% as compared to 50.5% for the nine months ended September 29, 2013. The change in the effective tax rate for the nine months ended September 28, 2014 was due to a valuation allowance recorded against German deferred tax assets which was partially offset by a release of the valuation allowance recorded against Netherlands deferred tax assets, discussed further below. The 2013 rate was impacted to a greater extent than the 2014 rate by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As the geographic footprint of the business changes, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of September 28, 2014 and December 29, 2013, we had net deferred tax assets of $17.0 million and $31.5 million, respectively.

During the third quarter of 2014, we determined that income related to certain warehousing operations which were historically operated out of Germany will be moved to the Netherlands beginning in fiscal 2015. This change will result in a significant decrease in forecasted future taxable income in Germany. As a result, we determined that it was no longer more likely than not that the deferred tax assets in Germany would be recoverable. Accordingly, we recorded a valuation allowance in Germany of $14.4 million as of the end of the third quarter which also resulted in a corresponding increase to tax expense. As the change also results in an increase in future taxable income in the Netherlands, we evaluated the impact of the change on the valuation allowance in the Netherlands of $2.4 million and concluded that the impact of the increased taxable income provides sufficient evidence to reverse the full amount of the Netherlands valuation allowance. We also recorded a valuation allowance reversal of $0.3 million in Canada during the third quarter of 2014.

Included in other current assets as of September 28, 2014, is a current income tax receivable of $1.9 million. This amount represents a net receivable of $2.8 million as of December 29, 2013, year to date estimated tax payments made in excess of refunds received in the amount of $4.9 million, and current tax expense recorded on our year to date pretax income of $5.8 million. Included in other current liabilities is our current deferred tax liability of $2.4 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $16.3 million and $18.1 million at September 28, 2014 and December 29, 2013, respectively. Penalties and tax-related interest expense are reported as a component of Income Taxes. During the nine months ended September 28, 2014 we recognized no interest and penalties compared to an interest and penalties benefit of $0.2 million recognized during the nine months ended September 29, 2013. As of September 28, 2014 and December 29, 2013, we had accrued interest and penalties related to unrecognized tax benefits of $4.4 million and $4.4 million, respectively.

As of September 28, 2014 and December 29, 2013, $17.2 million and $19.6 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of other long term liabilities on the consolidated balance sheet.

We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $3.2 million to $10.8 million.

We are currently under audit in the following major jurisdictions: Germany - 2006 to 2009, Finland - 2008 to 2009, and India - 2011 to 2013. The following major jurisdictions have tax years that remain subject to examination: Germany - 2006 to 2013, United States - 2011 to 2013, China - 2011 to 2013 and Hong Kong - 2007 to 2013. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$274	$269	$839	$804
Interest cost	887	883	2,720	2,631
Expected return on plan assets	—	26	(1)	77
Amortization of actuarial loss	373	390	1,144	1,165
Amortization of prior service costs	3	1	9	2
Net periodic pension cost	$1,537	$1,569	$4,711	$4,679

We expect the cash requirements for funding the pension benefits to be approximately $5.0 million during fiscal 2014, including $3.4 million which was funded during the nine months ended September 28, 2014.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and December 29, 2013 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement September 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$374	$—	$374	$—
Total assets	$374	$—	$374	$—

Foreign currency forward exchange contracts	$298	$—	$298	$—
Total liabilities	$298	$—	$298	$—

(amounts in thousands)	Total Fair Value Measurement December 29, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Foreign currency forward exchange contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at September 28, 2014 and December 29, 2013 are summarized in the following table:

	September 28, 2014		December 29, 2013
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
Senior secured credit facility	$85,000	$85,000	$90,000	$90,000

(1)	The carrying amounts are reported on the consolidated balance sheet under the indicated captions.

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

Accrued restructuring costs for lease termination liabilities of $12 thousand were valued using a discounted cash flow model during the nine months ended September 28, 2014. We recorded a $13 thousand release related to fair value adjustments to existing lease termination liabilities of $64 thousand during the nine months ended September 28, 2014. Accrued restructuring costs for lease termination liabilities of $0.2 million were valued using a discounted cash flow model during the nine months ended September 29, 2013. We recorded $0.1 million in additional expense related to fair value adjustments to existing lease termination liabilities of $0.4 million during the nine months ended September 29, 2013. Significant assumptions used in determining the amount of the estimated liability include the estimated liabilities for future rental payments on vacant facilities as of their respective cease-use dates and the discount rate utilized to determine the present value of the future expected cash flows. If our assumptions regarding early terminations and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses or gains in the Consolidated Financial Statements. Given that the restructuring charges were valued using our internal estimates using a discounted cash flow model, we have classified the accrued restructuring costs as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we have recorded impairment losses in restructuring expense during the nine months ended September 28, 2014 of $0.2 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $0.2 million were written down to their fair values of $21 thousand. In connection with our restructuring plans, we recorded impairment losses in restructuring expense during the nine months ended September 29, 2013 of $0.7 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $1.1 million were written down to their fair values of $0.4 million. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

Our major market risk exposures are movements in foreign currency and interest rates. We have historically not used financial instruments to minimize our exposure to currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries. We have used third-party borrowings in foreign currencies to hedge a portion of our net investments in and cash flows derived from our foreign subsidiaries. A reduction in our third-party foreign currency borrowings will result in an increase of foreign currency fluctuations on our net investments in and cash flows derived from our foreign subsidiaries.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of September 28, 2014 and December 29, 2013:

	September 28, 2014				December 29, 2013
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$374	Other current liabilities	$298	Other current assets	$—	Other current liabilities	$18
Total derivatives not designated as hedging instruments		374		298		—		18
Total derivatives		$374		$298		$—		$18

The following tables represent the amounts affecting the Consolidated Statement of Operations for the three and nine months ended September 28, 2014 and September 29, 2013:

	Quarter				Quarter
	(13 weeks) Ended				(13 weeks) Ended
	September 28, 2014				September 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—	$—	Cost of sales	$(9)	$—

	Nine months				Nine months
	(39 weeks) Ended				(39 weeks) Ended
	September 28, 2014				September 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Amount of Forward Points Recognized in Other Gain (Loss), net
Derivatives designated as cash flow hedges:
Foreign currency revenue forecast contracts	$—	Cost of sales	$—	$—	$—	Cost of sales	$(161)	$11

	Quarter				Nine months
	(13 weeks) Ended				(39 weeks) Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$380	Other gain (loss), net	$(491)	Other gain (loss), net	$315	Other gain (loss), net	$(224)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 28, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $11.9 million. The fair values of the forward exchange contracts were reflected as a $0.4 million asset and $0.3 million liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Note 11. PROVISION FOR RESTRUCTURING

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The projects included in this plan are currently underway, with final headcount reductions expected to be recognized by the first quarter of 2015. Total costs of the project are $0.9 million through the end of the third quarter of 2014.

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed.

The Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan have impacted over 2,600 existing employees since inception. Total costs of the projects are $79 million through the end of the third quarter of 2014, with $61 million in total costs for the Global Restructuring Plan and $18 million of costs incurred for the SG&A Restructuring Plan.

Restructuring expense for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Profit Enhancement Plan
Severance and other employee-related charges	$925	$—	$925	$—
Other exit costs	9	—	9	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(485)	658	1,359	1,943
Asset impairments	—	—	172	731
Other exit costs	10	323	252	1,940
SG&A Restructuring Plan
Severance and other employee-related charges	—	(67)	(25)	(82)
Other exit costs	—	23	—	50
Total	$459	$937	$2,692	$4,582

Restructuring accrual activity for the nine months ended September 28, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 28, 2014
Profit Enhancement Plan
Severance and other employee-related charges	$—	$925	$—	$(117)	$(29)	$779
Other exit costs(1)	—	9	—	(9)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	7,757	2,821	(1,462)	(5,534)	(300)	3,282
Other exit costs(1)	66	252	—	(302)	—	16
SG&A Restructuring Plan
Severance and other employee-related charges	352	5	(30)	(214)	(13)	100
Total	$8,175	$4,012	$(1,492)	$(6,176)	$(342)	$4,177

(1)	During the first nine months of 2014, there was a net charge to earnings of $0.3 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and streamlining manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014 with the remaining phases of the plan, including final headcount reductions, expected to be substantially completed by the first quarter of 2015. For the nine months ended September 28, 2014, the net charge to earnings of $0.9 million represents the current year activity related to the Profit Enhancement Plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed.

For the nine months ended September 28, 2014, the net charge to earnings of $1.8 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $61 million have been incurred through September 28, 2014. The total number of employees affected by the Global Restructuring Plan including

Project LEAN is approximately 2,260, of which 2,219 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 28, 2014, the net charge reversed to earnings of $25 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case (reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. On October 14, 2014, the Appellate Court remanded the case to the Pennsylvania Court for further proceedings. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of September 28, 2014.

On July 31, 2014, All-Tag Security Americas, Inc. (“All-Tag Security Americas”) filed a patent infringement suit against the Company in the United States District Court for the Southern District of Florida, under the caption All-Tag Security Americas, Inc. v. Checkpoint Systems, Inc., C.A. No. 9:14-cv-81004-DMM. All-Tag Security Americas alleged that one of our products, the Micro EP PST label, infringes U.S. Patent No. 7,495,566 (the “556 Patent”), one of All-Tag Security Americas’ patents. All-Tag Security Americas seeks injunctive relief, damages and attorneys’ fees. We believe that the claims in this case lack merit and a probable loss has not occurred. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. We intend to defend vigorously our interests in this matter.

On October 10, 2014, All-Tag Security Americas filed a second patent infringement suit against the Company in the United States District Court for the Southern District of Florida. This second suit has been filed for procedural reasons and involves the same subject matter as All-Tag Security Americas' July 31, 2014 suit. All-Tag Security Americas continues to allege that one of our products, the Micro EP PST label, infringes one of All-Tag Security America's patents, and All-Tag Security Americas continues to seek injunctive relief, damages and attorney's fees. We believe that the claims in this case lack merit and a probable loss has not occurred. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. We intend to defend vigorously our interests in this matter.

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

Note 13. BUSINESS SEGMENTS

Historically, we have reported our results of operations in three segments: Shrink Management Solutions (SMS), Apparel Labeling Solutions (ALS), and Retail Merchandising Solutions (RMS). During the third quarter of 2013, we adjusted the product allocation between our SMS and ALS segments, renamed the SMS segment Merchandise Availability Solutions (MAS)

and began reporting our segments as: Merchandise Availability Solutions, Apparel Labeling Solutions, and Retail Merchandising Solutions. The three and nine months ended September 29, 2013 have been conformed to reflect the segment change.

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

	Quarter				Nine months
	(13 weeks) Ended				(39 weeks) Ended
(amounts in thousands)	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
			(As Restated)				(As Restated)
Business segment net revenue:
Merchandise Availability Solutions	$107,494	(1)	$117,625	(2)	$312,436	(3)	$323,479	(4)
Apparel Labeling Solutions	41,427		45,442		131,167		134,717
Retail Merchandising Solutions	11,674		11,821		35,323		37,155
Total revenues	$160,595		$174,888		$478,926		$495,351
Business segment gross profit:
Merchandise Availability Solutions	$52,212		$51,979		$147,416		$139,713
Apparel Labeling Solutions	14,248		14,742		45,584		40,289
Retail Merchandising Solutions	4,505		3,811		12,758		13,687
Total gross profit	70,965		70,532		205,758		193,689
Operating expenses	60,201	(5)	56,951	(6)	179,841	(7)	175,935	(8)
Interest expense, net	(739)		(2,682)		(2,642)		(7,772)
Other gain (loss), net	10		(1,002)		(518)		(3,513)
Earnings from continuing operations before income taxes	$10,035		$9,897		$22,757		$6,469

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $43.5 million, $29.3 million and $24.5 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $43.7 million, $35.4 million and $24.4 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $130.1 million, $84.8 million and $77.2 million, respectively, representing more than 10% of total revenue.

(4)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $136.0 million, $89.4 million and $73.0 million, respectively, representing more than 10% of total revenue.

(5)	Includes a $0.5 million restructuring charge, and a $0.3 million acquisition charge.

(6)	Includes a $0.9 million restructuring charge, and a $0.3 million acquisition charge.

(7)	Includes a $2.7 million restructuring charge, and a $0.3 million acquisition charge.

(8)
Includes a $4.6 million restructuring charge, a $1.2 million charge related to our CFO transition, a $0.7 million acquisition charge, a benefit of $6.6 million due to a litigation accrual reversal, and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka Subsidiary.

Note 14. DISCONTINUED OPERATIONS

Banking Security Systems Integration

On October 1, 2012, we completed the sale of the Banking Security Systems Integration business unit for $3.5 million subject to closing adjustments related to a non-compete agreement and third-party consents. On October 1, 2012, we received cash proceeds of $1.2 million (net of selling costs) and a promissory note of $1.4 million from the purchaser. The note receivable is due in consecutive monthly installments beginning on November 1, 2012, with the last scheduled payment due on October 1, 2017. The promissory note bears interest at the 30 day LIBOR rate plus 5.5%. We received $0.2 million of principal on the note receivable for the nine months ended September 28, 2014. The proceeds are included in cash proceeds from the sale of discontinued operations on the Consolidated Statement of Cash Flows.

U.S. and Canada CheckView®

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

On April 28, 2013, we completed the sale of our U.S. and Canada based CheckView® business unit for $5.4 million less a working capital adjustment of $4.1 million to arrive at cash proceeds of $1.3 million received on April 29, 2013. We initially recorded a receivable from the buyer of $0.2 million as a working capital adjustment based on the closing balance sheet. In the fourth quarter of 2013, the buyer disputed some amounts on the closing balance sheet. As a result, we recorded a payable to the buyer of $0.9 million as a working capital adjustment based on the buyer's preliminary review of the final closing balance sheet. This amount was paid to the buyer during the three months ended March 30, 2014. We incurred selling costs of $1.1 million in connection with the transaction. We also issued a guarantee to the lessor of the related facilities and executed a transition services agreement with the buyer to provide services including but not limited to standalone information technology environment setup access, systems modifications, human resources and payroll processing support. The transition services have various contract periods, ranging from 60 days to one year. The leases on the facilities for which we issued a guarantee terminate in 2018. Our maximum potential future payments under the guarantee are $3.6 million as of September 28, 2014. We have a total lease guarantee liability of $0.1 million recorded in both other current liabilities and other long term liabilities on the Consolidated Balance Sheet as of September 28, 2014. Direct costs incurred by us in connection with this agreement will be billed to the buyer on a monthly basis. Transition services expense, net of transition services income, was $0 and $13 thousand for the three and nine months ended September 28, 2014. This amount is included within other gain (loss), net on the Consolidated Statement of Operations for the three and nine months ended September 28, 2014. Costs incurred to carve-out the CheckView® business from our enterprise resource planning system for the buyer totaled $0.4 million and were recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013. The loss on our sale of the U.S. and Canada based CheckView® business of $13.6 million was recorded through discontinued operations on the Consolidated Statement of Operations for the year ended December 29, 2013.

The results for the three and nine months ended September 28, 2014 and September 29, 2013 have been presented to show the results of operations for the U.S. and Canada based CheckView® business as discontinued operations, net of tax, on the Consolidated Statement of Operations. Below is a summary of these results:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net revenue	$—	$2	$—	$16,086
Gross profit	—	(81)	—	201
Selling, general, and administrative expenses	—	—	—	3,970
Research and development	—	—	—	105
Operating loss	—	(81)	—	(3,874)
Loss on disposal	—	(19)	—	(13,043)
Loss from discontinued operations before income taxes	—	(100)	—	(16,917)
Loss from discontinued operations, net of tax	$—	$(100)	$—	$(16,985)
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

Restatement of Previously Issued Consolidated Financial Statements

As discussed further in Note 1, Summary of Significant Accounting Policies - Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Consolidated Financial Statements of this Quarterly Report on Form 10-Q, and in our 2013 Annual Report on Form 10-K, we restated our previously issued consolidated financial statements and the related disclosures for the years ended December 30, 2012 and December 25, 2011 and unaudited interim financial information for each of the quarters in the year ended December 30, 2012 and for the first three quarters in the fiscal year ended December 29, 2013 (the "Restated Periods").

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

All amounts in this Quarterly Report on Form 10-Q affected by the restatement reflect such amounts as restated. The impact of the correction of these errors in the restatement on the applicable line items in the consolidated financial statements for the three and nine months ended September 29, 2013 resulting from the restatement is set forth in Note 1 to the Notes to Consolidated Financial Statements. See Note 1 of the Notes to Consolidated Financial Statements for further detail.

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

Our solutions help customers identify, track, and protect their assets. We believe that innovative new products and expanded product offerings will provide opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in key hard goods markets (supermarkets, drug stores, mass merchandisers, and music and electronics retailers), to expand our market share in soft goods markets (specifically apparel) and to maximize our position in under-penetrated markets. We also intend to continue to capitalize on our installed base with large global retailers to promote source tagging. Furthermore, we plan to leverage our knowledge of RF and identification technologies to assist retailers and manufacturers in realizing the benefits of RFID.

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

The Profit Enhancement Plan, focusing on increasing profitability through strategic headcount reductions and streamlining manufacturing processes, was implemented in the third quarter of 2014 and has incurred a net charge to earnings of $0.9 million in the current period. Total savings of the plan related to projects currently in place are expected to approximate $2 million by the end of the third quarter of 2015.

The Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan have impacted over 2,600 existing employees since inception. Total costs of the projects are $79 million through the end of the third quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

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

Analysis of Statement of Operations

Thirteen Weeks Ended September 28, 2014 Compared to Thirteen Weeks Ended September 29, 2013

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	September 28, 2014 (Fiscal 2014)	September 29, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues
Merchandise Availability Solutions	66.9%	67.2%	(8.6)%
Apparel Labeling Solutions	25.8	26.0	(8.8)
Retail Merchandising Solutions	7.3	6.8	(1.2)
Net revenues	100.0	100.0	(8.2)
Cost of revenues	55.8	59.7	(14.1)
Gross profit	44.2	40.3	0.6
Selling, general, and administrative expenses	34.5	29.4	8.0
Research and development	2.5	2.5	(9.1)
Restructuring expenses	0.3	0.5	(51.0)
Acquisition costs	0.2	0.1	15.0
Operating income	6.7	7.8	(20.7)
Interest income	0.2	0.2	9.9
Interest expense	0.7	1.7	(64.3)
Other gain (loss), net	—	(0.6)	101.0
Earnings from continuing operations before income taxes	6.2	5.7	1.4
Income taxes expense	8.7	1.6	429.5
Net (loss) earnings from continuing operations	(2.5)	4.1	(156.3)
Loss from discontinued operations, net of tax	—	—	100.0
Net (loss) earnings	(2.5)	4.1	(157.1)
Less: income attributable to non-controlling interests	—	—	—
Net (loss) earnings attributable to Checkpoint Systems, Inc.	(2.5)%	4.1%	(157.1)%

Net Revenues

Revenues for the third quarter of 2014 compared to the third quarter of 2013 decreased $14.3 million, or 8.2%, from $174.9 million to $160.6 million. Foreign currency translation had a negative impact on revenues of approximately $0.4 million, or 0.2%, in the third quarter of 2014 as compared to the third quarter of 2013.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	September 28, 2014 (Fiscal 2014)	September 29, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues:
Merchandise Availability Solutions	$107.5	$117.6	$(10.1)	(8.6)%
Apparel Labeling Solutions	41.4	45.4	(4.0)	(8.8)
Retail Merchandising Solutions	11.7	11.9	(0.2)	(1.2)
Net revenues	$160.6	$174.9	$(14.3)	(8.2)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $10.1 million, or 8.6% during the third quarter of 2014 compared to the third quarter of 2013. Foreign currency translation had a negative impact of approximately $0.4 million. The adjusted decrease of $9.5 million in MAS was due primarily to decreases in Alpha® and Merchandise Visibility (RFID) installation revenue.

Alpha® revenues decreased in the third quarter of 2014 as compared to the third quarter of 2013, primarily due to weaker sales in the U.S. and to a lesser extent decreases in sales in Europe. This is due to a lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

Merchandise Visibility (RFID) revenues decreased in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to a substantial roll-out with RFID enabled technology in the U.S. in the third quarter of 2013, with less significant roll-outs in the third quarter of 2014. This was partially offset by increases in sales in Europe due to a substantial roll-out with RFID in the third quarter of 2014. Overall RFID installation revenues are lower than expected in 2014 as retailers are being extremely cautious with their in-store capital investments.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $4.0 million, or 8.8%, in the third quarter of 2014 as compared to the third quarter of 2013. The effect of foreign currency translation had no impact on the change. The $4.0 million decrease in revenues is driven by continued declines in legacy labeling business sales volumes in the U.S. and Europe due to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. In addition, RFID labels revenue also decreased to a lesser extent. This decrease was caused by a substantial roll-out with RFID enabled technology in the U.S. in the third quarter of 2013, without a comparable amount in the third quarter of 2014. This decrease was largely offset by increases in Asia and Europe resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. We expect modest growth during the remainder of 2014 in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $0.2 million, or 1.2%, in the third quarter of 2014 as compared to the third quarter of 2013. The effect of foreign currency translation had no impact on the change. The $0.2 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model and pricing pressures, offset by a small increase in revenue of our Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by ongoing industry headwinds in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the third quarter of 2014, gross profit increased $0.4 million, or 0.6%, to $71.0 million from $70.5 million. The negative impact of foreign currency translation on gross profit was approximately $40 thousand. Gross profit, as a percentage of net revenues, increased to 44.2% from 40.3%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased to 48.6% in the third quarter of 2014 from 44.2% in the third quarter of 2013. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in Merchandise Visibility (RFID), EAS consumables and EAS systems. Merchandise Visibility (RFID), EAS consumables and EAS systems margins increased due primarily to manufacturing cost savings, margin enhancement initiatives, and favorable mix of sales towards higher margin products, partially offset by under-absorbed professional services.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 34.4% in the third quarter of 2014, from 32.4% in the third quarter of 2013. Due to the actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, inventory management, and improved manufacturing efficiencies.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 38.6% in the third quarter of 2014 from 32.2% in the third quarter of 2013. The increase in Retail Merchandising Solutions gross profit percentage was primarily due to improved product mix and higher volumes driving improved overhead absorption in comparison to 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $4.1 million, or 8.0%, during the third quarter of 2014 compared to the third quarter of 2013. The SG&A and Global Restructuring Plan including Project LEAN continued to reduce SG&A expenses by $1.7 million. More than offsetting these cost reductions, however, were increases in employee related costs including increases in staffing and performance incentive accruals as well as management consulting costs reported in the third quarter of 2014 without a comparable expense in 2013.

Research and Development Expenses

Research and development (R&D) expenses were $4.0 million, or 2.5% of revenues, in the third quarter of 2014 compared to the $4.4 million, or 2.5% of revenues in the third quarter of 2013. The operational efficiencies we have observed specifically through Project LEAN have been successful and R&D expenses continue to trend consistently compared to the third quarter of 2013.

Restructuring Expenses

Restructuring expenses were $0.5 million, or 0.3% of revenues in the third quarter of 2014 compared to $0.9 million or 0.5% of revenues in the third quarter of 2013. The decrease is due to the wind-down of the Global Restructuring Plan, including Project LEAN partially offset by additional expense incurred related to the initiation of our Profit Enhancement Plan in September 2014.

Acquisition Costs

Acquisition costs for the third quarter of 2014 was $0.3 million which is comparable to the $0.3 million expensed in the third quarter of 2013. The acquisition costs are primarily due to the timing of services related to the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Interest Income and Interest Expense

Interest income for the third quarter of 2014 was $0.3 million which is comparable to the $0.3 million recognized in the third quarter of 2013.

Interest expense for the third quarter of 2014 decreased $1.9 million from the comparable quarter in 2013. The decrease in interest expense was primarily due to securing the new Senior Secured Credit Facility in December 2013, which reduced the cost of debt from approximately 6% to 2%.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $10 thousand in the third quarter of 2014 compared to a net loss of $1.0 million in the third quarter of 2013. The change was primarily due to a $37 thousand foreign exchange loss during the third quarter of 2014 compared to a $1.1 million foreign exchange loss in the third quarter of 2013. The decreased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the third quarter of 2014 was 140.6% as compared to 26.9% for the third quarter of 2013. The 2014 effective tax rate was impacted by a valuation allowance recorded against German deferred tax assets, partially offset by a release of the valuation allowance recorded against Netherlands and Canada deferred tax assets. The third quarter of 2013 effective tax rate was impacted by the mix of income among subsidiaries.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.1 million in the third quarter of 2013, without a comparable amount in 2014. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, the business, which was included in our Merchandise Availability Solutions segment, was excluded from continuing operations.

Net (Loss) Earnings Attributable to Checkpoint Systems, Inc.

Net loss attributable to Checkpoint Systems, Inc. was $4.1 million, or $(0.10) per diluted share, during the third quarter of 2014 compared to net earnings of $7.1 million, or $0.17 per diluted share, during the third quarter of 2013. The weighted-average number of shares used in the diluted earnings per share computation was 42.1 million and 42.1 million for the third quarters of 2014 and 2013, respectively.

Thirty-Nine Weeks Ended September 28, 2014 Compared to Thirty-Nine Weeks Ended September 29, 2013

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter ended	September 28, 2014 (Fiscal 2014)	September 29, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues
Merchandise Availability Solutions	65.2%	65.3%	(3.4)%
Apparel Labeling Solutions	27.4	27.2	(2.6)
Retail Merchandising Solutions	7.4	7.5	(4.9)
Net revenues	100.0	100.0	(3.3)
Cost of revenues	57.0	60.9	(9.4)
Gross profit	43.0	39.1	6.2
Selling, general, and administrative expenses	34.5	33.1	0.6
Research and development	2.4	2.8	(14.8)
Restructuring expenses	0.6	0.9	(41.2)
Litigation settlement	—	(1.3)	(100.0)
Acquisition costs	0.1	0.1	(58.1)
Other operating income	—	(0.1)	(100.0)
Operating income	5.4	3.6	46.0
Interest income	0.2	0.2	(20.3)
Interest expense	0.7	1.8	(60.3)
Other loss, net	(0.1)	(0.7)	85.3
Earnings from continuing operations before income taxes	4.8	1.3	251.8
Income taxes expense	3.6	0.7	424.0
Net earnings from continuing operations	1.2	0.6	76.3
Loss from discontinued operations, net of tax benefit	—	(3.4)	(100.0)
Net earnings (loss)	1.2	(2.8)	141.0
Less: income attributable to non-controlling interests	—	—	(100.0)
Net earnings (loss) attributable to Checkpoint Systems, Inc.	1.2%	(2.8)%	141.0%

Net Revenues

Revenues for the first nine months of 2014 compared to the first nine months of 2013 decreased $16.5 million, or 3.3%, from $495.4 million to $478.9 million. Foreign currency translation had a negative impact on revenues of approximately $0.4 million, or 0.1%, in the first nine months of 2014 as compared to the first nine months of 2013.

(amounts in millions)			Dollar Amount Change	Percentage Change
Nine months ended	September 28, 2014 (Fiscal 2014)	September 29, 2013 (Fiscal 2013)	Fiscal 2014 vs. Fiscal 2013	Fiscal 2014 vs. Fiscal 2013
		(As Restated)
Net revenues:
Merchandise Availability Solutions	$312.4	$323.5	$(11.1)	(3.4)%
Apparel Labeling Solutions	131.2	134.7	(3.5)	(2.6)
Retail Merchandising Solutions	35.3	37.2	(1.9)	(4.9)
Net revenues	$478.9	$495.4	$(16.5)	(3.3)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $11.1 million, or 3.4%, during the first nine months of 2014 compared to the first nine months of 2013. Foreign currency translation had a negative impact of approximately $0.6 million. The adjusted decrease of $10.5 million in MAS was due primarily to decreases in EAS systems, Alpha®, and Merchandise Visibility (RFID). There were also smaller decreases in CheckView® and our business that supports shrink management in libraries (Library). These decreases were partially offset by increases in EAS consumables.

EAS systems revenues decreased in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to fewer installations outside of the U.S. The decrease was offset by an increase in the U.S. due to a large roll-out that began in the fourth quarter of 2013. We expect EAS Systems growth for the remainder of 2014 to be limited as 2013 roll-outs from outside of the U.S. are only partially offset by the continued large roll-out in the U.S.

We sold our U.S. and Canada CheckView® business in 2013. The results of this business are included in discontinued operations. We will continue to provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require a combined security solution. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first nine months of 2014 as compared to the first nine months of 2013.

Library revenues decreased in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to the expiration of a licensing agreement in the U.S. We do not consider our Library business to be strategically important to our operations.

EAS consumables revenues increased in the first nine months of 2014 as compared to the first nine months of 2013, primarily due to increased EAS label revenues in the U.S. and Europe as a result of new protection programs with new and existing customers including the impact of recent market share wins in EAS systems. We expect our EAS consumables business to be favorably impacted in 2014 by our recent market share wins in our EAS systems business. Hard Tag @ Source™ revenues in the U.S. also contributed to the increase, resulting from increased volumes from both new and existing customers.

Alpha® revenues decreased in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to weaker sales during the third quarter in the U.S. and Europe, and overall declines for the year in the International Americas. The decrease is primarily due to large orders in the first nine months of 2013 without comparable demand in 2014. Growth in 2014 is expected to be hindered due to lack of certain new customer build-ups which occurred in 2013 and increased competitive pressure.

Merchandise Visibility (RFID) revenues decreased in the first nine months of 2014 as compared to the first nine months of 2013 due to a substantial roll-out with RFID enabled technology in the first nine months of 2013, with less significant roll-outs in the first nine months of 2014. This decrease was partially offset by increases in Europe as the business continues to gain traction with installations at several major retailers. Overall RFID installation revenues are lower than expected in 2014 as retailers are being extremely cautious with their in-store capital investments.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $3.5 million, or 2.6%, in the first nine months of 2014 as compared to the first nine months of 2013. After considering the foreign currency translation negative impact of $0.3 million, the $3.2 million decrease in revenues is driven by declines in legacy labeling business sales volumes in the U.S., Europe and Asia due to the effects of our ALS business rationalization, including the deliberate strategic loss of certain customers and the downsizing of our woven business. The increase was partially offset by increases in RFID labels revenue in Asia and Europe resulting from higher demand for RFID labels due to substantial roll-outs with RFID enabled technology. However, the U.S. saw a decline in RFID labels revenue due to the substantial roll-outs with RFID enabled technology in the first nine months of 2013, without comparable roll-outs in the first nine months of 2014. We expect modest growth during the remainder of 2014 in our Apparel Labeling Solutions business as we complete our business rationalization process and switch our focus to building on recent new business development in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions revenues decreased $1.9 million, or 4.9%, in the first nine months of 2014 as compared to the first nine months of 2013. After considering the foreign currency translation positive impact of $0.6 million, the $2.5 million decrease in revenues is primarily related to the impact of the movement of a portion of this business to a distributor model, pricing pressures, and a slight decrease in Hand-held Labeling Solutions (HLS). We anticipate HLS will face difficult revenue trends due to the continued shifts in market demand for HLS products. Our Retail Merchandising Solutions business has also been negatively impacted by ongoing industry headwinds in Europe resulting in fewer new store openings and remodels of existing stores at our European customers.

Gross Profit

During the first nine months of 2014, gross profit increased $12.1 million, or 6.2%, to $205.8 million from $193.7 million. The negative impact of foreign currency translation on gross profit was approximately $0.9 million. Gross profit, as a percentage of net revenues, increased to 43.0% from 39.1%.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased to 47.2% in the first nine months of 2014 from 43.2% in the first nine months of 2013. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS consumables and EAS systems. EAS consumables and EAS systems margins increased due primarily to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products, partially offset by under-absorbed professional services.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues increased to 34.8% in the first nine months of 2014, from 29.9% in the first nine months of 2013. Due to the actions of Project LEAN to restructure and right size our manufacturing footprint, we are continuing to see positive gross margin impact most notably from business rationalization, inventory management, and improved manufacturing efficiencies, partially offset by greater air freight expenses.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues decreased to 36.1% in the first nine months of 2014 from 36.8% in the first nine months of 2013. The decrease in Retail Merchandising Solutions gross profit percentage was primarily due to market pricing pressures and unfavorable inventory reserve adjustments, as well as the movement of a portion of this business to a distributor model.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses increased $1.1 million, or 0.7%, during the first nine months of 2014 compared to the first nine months of 2013. The SG&A and enhanced Global Restructuring programs continued to reduce

SG&A expenses by $4.9 million. Also contributing to the decrease was a reduction in CFO transition costs recorded in the second quarter of 2013 without comparable expense in 2014 as well as a reduction of stock-based compensation expense. More than offsetting these cost reductions, however, were increases in employee related costs including increases in staffing and performance incentive accruals as well as management consulting costs reported in the first nine months of 2014 compared to the first nine months of 2013.

Research and Development Expenses

Research and development (R&D) expenses were $11.7 million, or 2.4%, of revenues in the first nine months of 2014 and $13.7 million, or 2.8%, of revenues in the first nine months of 2013, as we have placed focus on operational efficiency specifically through Project LEAN.

Restructuring Expenses

Restructuring expenses were $2.7 million, or 0.6% of revenues in the first nine months of 2014 compared to $4.6 million or 0.9% of revenues in the first nine months of 2013. The decrease is a result of the completion of Project LEAN partially offset by additional expense incurred related to the initiation of our Profit Enhancement Plan in 2014.

Litigation Settlement

Litigation settlement for the first nine months of 2013 was a benefit of $6.6 million without a comparable amount in 2014. The benefit was related to the All-Tag Security S.A., et al litigation in which a decision was reversed in our favor.

Acquisition Costs

Acquisition costs for the first nine months of 2014 decreased $0.4 million from the comparable nine months of 2013. The decrease in acquisition costs was primarily due to the timing of services related to the ongoing EBITDA contingent payment arbitration process related to the acquisition of the Shore to Shore businesses in May 2011.

Other Operating Income

Other operating income for the first nine months of 2013 was $0.6 million without comparable income in 2014. Other operating income includes $0.3 million of income attributable to the sale of customer related receivables associated with the renewal and extension of sales-type lease arrangements and a $0.2 million gain on sale of our interest in the non-strategic Sri Lanka subsidiary.

Interest Income and Interest Expense

Interest income for the first nine months of 2014 decreased $0.2 million from the comparable nine months of 2013. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the first nine months of 2014 decreased $5.4 million from the first nine months of 2013. The decrease in interest expense was primarily due to securing the new Senior Secured Credit Facility in December 2013, which reduced the cost of debt from approximately 6% to 2%.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.5 million in the first nine months of 2014 compared to a net loss of $3.5 million in the first nine months of 2013. The change was primarily due to a $0.5 million foreign exchange loss during the first nine months of 2014 compared to a $3.6 million foreign exchange loss during the first nine months of 2013. The decreased foreign exchange loss is primarily attributed to the U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first nine months of 2014 was 75.2% as compared to the year to date effective rate for the first nine months of 2013 of negative 50.5%. The 2014 effective tax rate was impacted by a valuation allowance recorded against German deferred tax assets which was partially offset by a release of the valuation allowance recorded against Netherlands and Canada deferred tax assets. The 2013 rate was impacted to a greater extent than the 2014 rate by losses in countries with valuation allowances that do not result in a tax benefit, causing the overall tax expense as a percentage of income to increase.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $17.0 million in the first nine months of 2013, without a comparable amount in 2014. Consistent with our refined strategy to focus on inventory management systems relating to on-shelf availability, we decided to reduce our emphasis on CheckView® services and solutions. In April 2013, we completed the sale of our U.S. and Canada based CheckView® business so that we can focus on the growth of our core business. As such, the business, which was included in our Merchandise Availability Solutions segment, was excluded from continuing operations.

Net Earnings (Loss) Attributable to Checkpoint Systems, Inc.

Net earnings attributable to Checkpoint Systems, Inc. was $5.7 million, or $0.13 per diluted share, during the first nine months of 2014 compared to a net loss of $13.8 million, or $(0.33) per diluted share, during the first nine months of 2013. The weighted-average number of shares used in the diluted earnings per share computation was 42.3 million and 41.8 million for the first nine months of 2014 and 2013, respectively.

Liquidity and Capital Resources

As we continue to implement our strategic plan in a volatile global economic environment, our focus will remain on operating our business in a manner that addresses the reality of the current economic marketplace without sacrificing the capability to effectively execute our strategy when economic conditions and the retail environment stabilize. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreement should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, and product development requirements. Additionally, although we cannot provide full assurance, we expect to be in compliance with our debt covenants for the next twelve months.

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility ("2013 Senior Secured Credit Facility") agreement ("2013 Credit Agreement") with a syndicate of lenders. The 2013 Senior Secured Credit Facility was used to repay $32.0 million outstanding under the 2010 Senior Secured Credit Facility as well as the $55.6 million outstanding under the Senior Secured Notes. We may borrow, prepay and re-borrow under the 2013 Senior Secured Credit Facility as long as the sum of the outstanding principal amounts is less than the aggregate facility availability. The 2013 Senior Secured Credit Facility also includes an expansion option that will allow us to request an increase in the 2013 Senior Secured Credit Facility of up to an aggregate of $100.0 million, for a potential total commitment of $300.0 million. As of September 28, 2014, we have available borrowing capacity of $115.0 million under the Senior Secured Credit Facility.
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

As of September 28, 2014, our cash and cash equivalents were $141.5 million compared to $121.6 million as of December 29, 2013. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2014 primarily due to $41.9 million of cash provided by operating activities, partially offset by $12.5 million of cash used in investing activities, $4.9 million of cash used in financing activities and an unfavorable $4.5 million effect of foreign currency.

Cash provided by operating activities was $46.1 million more during the first nine months of 2014 compared to the first nine months of 2013. Our cash from operating activities was positively impacted by the significant increase in operating income and accounts receivable collections, which was offset by decreased accounts payable balances and increased inventory investments to support forecasted demand including new market share gains. The remainder of the variances is explained by changes in other liabilities, unearned revenues, other assets, the restructuring reserve and income taxes.

Cash used in investing activities was $9.5 million higher during the first nine months of 2014 compared to the first nine months of 2013. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first nine months of 2014 compared to the first nine months of 2013. In addition, the 2013 cash from investing activities includes proceeds from the sale of our U.S. and Canada based CheckView® business unit, sale of our 51% interest in our Shore to Shore Sri Lanka entity, and from the sale of property, plant, and equipment.

Cash used in financing activities was $8.9 million less during the first nine months of 2014 compared to the first nine months of 2013. This was due primarily to greater reduction of debt levels in the first nine months of 2013 compared to the first nine months of 2014.

Our percentage of total debt to total equity as of September 28, 2014, was 24.5% compared to 26.5% as of December 29, 2013. As of September 28, 2014, our working capital was $247.1 million compared to $233.5 million as of December 29, 2013.

We continue to make investments in technology and process improvement. Our investment in R&D amounted to $11.7 million and $13.7 million during the first nine months of 2014 and 2013, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate spending approximately an additional $5 million on R&D to support achievement of our strategic plan during the remainder of 2014.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first nine months of 2014, our contribution to these plans was $3.4 million. Our total funding expectation for 2014 is $5.0 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first nine months of 2014 totaled $12.8 million compared to $6.0 million during the same period in 2013. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to approximate $7 million for the remainder of 2014.

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
Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of September 28, 2014. Although we cannot provide full assurance, we expect to be in compliance with all of our covenants for the next twelve months. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.
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

We have full-recourse factoring arrangements in Europe. The arrangements are secured by trade receivables. We received a weighted average of 92.4% of the face amount of receivables that we desired to sell and the bank agreed, at its discretion, to buy. As of September 28, 2014 the factoring arrangements had a balance of $0.1 million (€0.1 million), of which $0.1 million (€0.1 million) was included in the current portion of long-term debt and $5 thousand (€4 thousand) was included in long-term borrowings in the accompanying Consolidated Balance Sheets since the receivables are collectible through 2016.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as a financing liability in our consolidated balance sheet. The balance of the financing liability is $33.9 million and $35.1 million as of September 28, 2014 and December 29, 2013, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and nine months ended September 28, 2014 of $0.6 million and $1.7 million, respectively. The recognized interest expense related to the financing liability for the three and nine months ended September 29, 2013 was $0.5 million and $1.5 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

Provisions for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The projects included in this plan are currently underway, with final headcount reductions expected to be recognized by the first quarter of 2015. Total costs of the project are $0.9 million through the end of the third quarter of 2014. Total savings of the plan related to projects currently in place are expected to approximate $2 million by the end of the third quarter of 2015.

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed.

The Global Restructuring Plan including Project LEAN and the SG&A Restructuring Plan have impacted over 2,600 existing employees since inception. Total costs of the projects are $79 million through the end of the third quarter of 2014, with $61 million in total costs for the Global Restructuring Plan including Project LEAN and $18 million of costs incurred for the SG&A Restructuring Plan. Total savings of the plans since their inception are expected to approximate $108 million by the end of the third quarter of 2015, with $88 million in total anticipated savings for the Global Restructuring Plan including Project LEAN and $20 million in total anticipated savings for the SG&A Restructuring Plan. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed. Our Global Restructuring Plan including Project LEAN included initiatives to stabilize sales, actively manage margins, dramatically reduce operating expenses, more effectively manage working capital and improve global cash management control.

Restructuring expense for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows:

	Quarter		Nine months
	(13 weeks) Ended		(39 weeks) Ended
(amounts in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Profit Enhancement Plan
Severance and other employee-related charges	$925	$—	$925	$—
Other exit costs	9	—	9	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(485)	658	1,359	1,943
Asset Impairments	—	—	172	731
Other exit costs	10	323	252	1,940
SG&A Restructuring Plan
Severance and other employee-related charges	—	(67)	(25)	(82)
Other exit costs	—	23	—	50
Total	$459	$937	$2,692	$4,582

Restructuring accrual activity for the nine months ended September 28, 2014 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at September 28, 2014
Profit Enhancement Plan
Severance and other employee-related charges	—	925	—	(117)	(29)	779
Other exit costs(1)	—	9	—	(9)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	$7,757	$2,821	$(1,462)	$(5,534)	$(300)	$3,282
Other exit costs(1)	66	252	—	(302)	—	16
SG&A Restructuring Plan
Severance and other employee-related charges	352	5	(30)	(214)	(13)	100
Total	$8,175	$4,012	$(1,492)	$(6,176)	$(342)	$4,177

(1)	During the first nine months of 2014, there was a net charge to earnings of $0.3 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and streamlining manufacturing processes. The first phase of this plan was implemented in the third quarter of 2014 with the remaining phases of the plan, including final headcount reductions, expected to be substantially completed by the first quarter of 2015. For the nine months ended September 28, 2014, the net charge to earnings of $0.9 million represents the current year activity related to the Profit Enhancement Plan.

Global Restructuring Plan (including LEAN)

During September 2011, we initiated the Global Restructuring Plan focused on further reducing our overall operating expenses by including manufacturing and other cost reduction initiatives, such as consolidating certain manufacturing facilities and administrative functions to improve efficiencies. This plan was further expanded in the first quarter of 2012 and again during the second quarter of 2012 to include Project LEAN. All projects in our Global Restructuring Plan including Project LEAN have been substantially completed.

For the nine months ended September 28, 2014, the net charge to earnings of $1.8 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $61.2 million have been incurred through September 28, 2014. The total number of employees affected by the Global Restructuring Plan including Project LEAN is approximately 2,260, of which 2,219 have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

SG&A Restructuring Plan

During 2009, we initiated the SG&A Restructuring Plan focused on reducing our overall operating expenses by consolidating certain administrative functions to improve efficiencies. The first phase of this plan was implemented in the fourth quarter of 2009 with the remaining phases of the plan substantially completed by the end of the first quarter of 2012.

For the nine months ended September 28, 2014, the net charge reversed to earnings of $25 thousand represents the current year activity related to the SG&A Restructuring Plan. The implementation of the SG&A Restructuring Plan is substantially complete, with total costs incurred of approximately $18 million. The total number of employees affected by the SG&A Restructuring Plan was approximately 369, all of which have been terminated. Termination benefits are planned to be paid one month to 24 months after termination.

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

Contractual Obligations

Except as described below, there have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 29, 2013. In February 2014, we entered into an amendment of one of our lease agreements whereby beginning in March 2014, we reduced the annual rent by approximately $0.4 million per year on an annualized basis and decreased the expiration date of the lease from November 30, 2018 to February 28, 2018. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $31.6 million as of September 28, 2014, and $31.9 million as of December 29, 2013, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

Recently Adopted Accounting Standards

See Note 1 to the Consolidated Financial Statements for additional information related to recently adopted accounting standards.

New Accounting Pronouncements and Other Standards

See Note 1 to the Consolidated Financial Statements for additional information related to new accounting pronouncements and other standards.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in other gain (loss), net on our Consolidated Statements of Operations. As of September 28, 2014, we had currency forward exchange contracts with notional amounts totaling approximately $11.9 million. The fair values of the forward exchange contracts were reflected as a $0.4 million asset and $0.3 million liability included in other current assets and other current liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Item 4. CONTROLS AND PROCEDURES

Material Weakness in Internal Control over Financial Reporting

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our material weakness in our internal control over financial reporting as discussed above, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Status of Remediation Efforts

Management has been actively engaged in remediating the above described material weakness. The following actions have been taken:

•	Instituted additional training programs for accounting personnel;

•
Re-designed controls to identify, research, evaluate and review the appropriate accounting related to non-routine, complex transactions and technical accounting matters, including matters in areas of leasing, the sale of financial assets, and revenue recognition, as well as other areas. Additionally, we have hired a new Accounting Policy and Financial Reporting Manager during the third quarter to augment our current staff and assist them in the review process of non-routine complex transactions.

We believe that these actions have improved the effectiveness of our internal control over financial reporting. Management believes the additional control procedures, as implemented and when validated, will fully remediate this material weakness.

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case (reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. On October 14, 2014, the Appellate Court remanded the case to the Pennsylvania Court for further proceedings. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of September 28, 2014.

On July 31, 2014, All-Tag Security Americas, Inc. (“All-Tag Security Americas”) filed a patent infringement suit against the Company in the United States District Court for the Southern District of Florida, under the caption All-Tag Security Americas, Inc. v. Checkpoint Systems, Inc., C.A. No. 9:14-cv-81004-DMM. All-Tag Security Americas alleged that one of our products, the Micro EP PST label, infringes U.S. Patent No. 7,495,566 (the “556 Patent”), one of All-Tag Security Americas’ patents. All-Tag Security Americas seeks injunctive relief, damages and attorneys’ fees. We believe that the claims in this case lack merit and a probable loss has not occurred. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. We intend to defend vigorously our interests in this matter.

On October 10, 2014, All-Tag Security Americas filed a second patent infringement suit against the Company in the United States District Court for the Southern District of Florida. This second suit has been filed for procedural reasons and involves the same subject matter as All-Tag Security Americas' July 31, 2014 suit. All-Tag Security Americas continues to allege that one of our products, the Micro EP PST label, infringes one of All-Tag Security America's patents, and All-Tag Security Americas continues to seek injunctive relief, damages and attorney's fees. We believe that the claims in this case lack merit and a probable loss has not occurred. The outcome of this matter cannot be predicted with any certainty and an estimate of a possible loss or range of possible loss, if any, cannot be made at this time. We intend to defend vigorously our interests in this matter.

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

CHECKPOINT SYSTEMS, INC.

November 3, 2014	/s/ Jeffrey O. Richard
Jeffrey O. Richard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.