Form 10-Q
period 2015-03-29
CHECKPOINT SYSTEMS INC
filed 2015-05-06
CIK 215419

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2015, there were 42,068,671 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	March 29, 2015	December 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,205	$135,537
Accounts receivable, net of allowance of $7,917 and $8,526	100,696	131,720
Inventories	95,579	91,860
Other current assets	21,245	25,928
Deferred income taxes	5,310	5,557
Total Current Assets	347,035	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,021	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	77,022	76,332
GOODWILL	164,027	173,569
OTHER INTANGIBLES, net	60,980	64,940
DEFERRED INCOME TAXES	23,088	25,284
OTHER ASSETS	6,264	6,882
TOTAL ASSETS	$679,437	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$224	$236
Accounts payable	36,523	48,928
Dividend payable	21,384	—
Accrued compensation and related taxes	20,205	27,511
Other accrued expenses	37,208	44,204
Income taxes	—	1,278
Unearned revenues	7,208	7,663
Restructuring reserve	4,324	6,255
Accrued pensions — current	3,999	4,472
Other current liabilities	16,058	17,504
Total Current Liabilities	147,133	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	65,138	65,161
FINANCING LIABILITY	31,187	33,094
ACCRUED PENSIONS	96,948	108,920
OTHER LONG-TERM LIABILITIES	28,104	30,140
DEFERRED INCOME TAXES	15,120	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, 45,996,605 and 45,840,171 shares issued, 41,960,693 and 41,804,259 shares outstanding	4,600	4,584
Additional capital	420,955	441,882
Accumulated deficit	(13,076)	(12,331)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive income, net of tax	(45,152)	(34,684)
TOTAL STOCKHOLDERS' EQUITY	295,807	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$679,437	$738,666

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 29, 2015	March 30, 2014
Net revenues	$128,542	$147,406
Cost of revenues	72,005	85,120
Gross profit	56,537	62,286
Selling, general, and administrative expenses	51,306	54,346
Research and development	4,543	3,882
Restructuring expenses	1,304	1,892
Acquisition costs	79	—
Other operating income	(361)	—
Operating (loss) income	(334)	2,166
Interest income	227	267
Interest expense	938	1,256
Other gain (loss), net	371	(86)
(Loss) earnings before income taxes	(674)	1,091
Income tax expense	71	1,220
Net loss	$(745)	$(129)
Net loss per common share:
Basic loss per share	$(0.02)	$—
Diluted loss per share	$(0.02)	$—

Dividend declared per share	$0.50	$—

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015	March 30, 2014
Net loss	$(745)	$(129)
Other comprehensive (loss) income, net of tax:
Pension liability adjustments, net of tax benefit of $3 and $110	4,431	328
Foreign currency translation adjustment	(14,899)	355
Total other comprehensive (loss) income, net of tax	(10,468)	683
Comprehensive (loss) income	$(11,213)	$554

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$346,325
Net earnings				10,953				10,953
Exercise of stock-based compensation and awards released	356	36	907					943
Tax benefit on stock-based compensation			(14)					(14)
Stock-based compensation expense			5,781					5,781
Deferred compensation plan			872					872
Pension liability adjustments							(17,263)	(17,263)
Foreign currency translation adjustment							(19,666)	(19,666)
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss				(745)				(745)
Exercise of stock-based compensation and awards released	156	16	(1,084)					(1,068)
Tax benefit on stock-based compensation			(1)					(1)
Stock-based compensation expense			1,459					1,459
Deferred compensation plan			83					83
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Pension liability adjustments							4,431	4,431
Foreign currency translation adjustment							(14,899)	(14,899)
Balance, March 29, 2015	45,996	$4,600	$420,955	$(13,076)	4,036	$(71,520)	$(45,152)	$295,807

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter (13 weeks) ended	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net loss	$(745)	$(129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,690	6,164
Amortization of debt issuance costs	108	108
Interest on financing liability	492	559
Deferred taxes	(41)	(93)
Stock-based compensation	1,459	1,501
Provision for losses on accounts receivable	258	676
Excess tax benefit on stock-based compensation	(101)	(186)
(Gain) loss on disposal of fixed assets	(97)	29
Restructuring related asset impairment	—	172
Decrease (increase) in operating assets:
Accounts receivable	24,578	24,279
Inventories	(8,312)	(11,111)
Other assets	3,856	3,995
(Decrease) increase in operating liabilities:
Accounts payable	(10,803)	(13,209)
Income taxes	(1,084)	(2,376)
Unearned revenues - current	110	594
Restructuring reserve	(1,414)	(517)
Other liabilities	(15,381)	(1,893)
Net cash (used in) provided by operating activities	(427)	8,563
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,800)	(3,318)
Cash receipts on note receivable from sale of discontinued operations	71	71
Other investing activities	97	36
Net cash used in investing activities	(5,632)	(3,211)
Cash flows from financing activities:
Proceeds from stock issuances	104	59
Excess tax benefit on stock-based compensation	101	186
Net change in factoring and bank overdrafts	5	(55)
Proceeds from long-term debt	—	1,000
Payment of long-term debt	(28)	(7,179)
Proceeds from financing liability	1,121	—
Net cash provided by (used in) financing activities	1,303	(5,989)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,576)	227
Net decrease in cash and cash equivalents	(11,332)	(410)
Cash and cash equivalents:
Beginning of period	135,537	121,573
End of period	$124,205	$121,163
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

The Consolidated Financial Statements include the accounts of Checkpoint Systems, Inc. and its majority-owned subsidiaries (collectively, the “Company”). All inter-company transactions are eliminated in consolidation. The Consolidated Financial Statements and related notes are unaudited and do not contain all disclosures required by generally accepted accounting principles in annual financial statements. The Consolidated Balance Sheet as of December 28, 2014 is derived from the Company's audited Consolidated Financial Statements at December 28, 2014. Refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 for the most recent disclosure of our accounting policies.

The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at March 29, 2015 and December 28, 2014 and our results of operations for the thirteen weeks ended March 29, 2015 and March 30, 2014 and changes in cash flows for the thirteen weeks ended March 29, 2015 and March 30, 2014. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheets, was $10.5 million and $12.5 million as of March 29, 2015 and December 28, 2014, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Three months ended	March 29, 2015	March 30, 2014
Balance at beginning of year	$4,379	$4,521
Accruals for warranties issued, net	597	810
Settlements made	(887)	(962)
Foreign currency translation adjustment	(200)	13
Balance at end of period	$3,889	$4,382

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss), net of tax, for the three months ended March 29, 2015 were as follows:

(amounts in thousands)	Pension plan	Foreign currency translation adjustment	Total accumulated other comprehensive income
Balance, December 28, 2014	$(35,036)	$352	$(34,684)
Foreign currency translation adjustment	3,678	(14,899)	(11,221)
Amounts reclassified from other comprehensive income	753	—	753
Net other comprehensive income	4,431	(14,899)	(10,468)
Balance, March 29, 2015	$(30,605)	$(14,547)	$(45,152)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended March 29, 2015 and March 30, 2014 were as follows:

(amounts in thousands)	March 29, 2015		March 30, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(750)		$(385)
Prior service cost (1)	(6)		(3)
	(756)	Total before tax	(388)	Total before tax
	3	Tax benefit	110	Tax benefit
Total reclassifications for the period	$(753)	Net of tax	$(278)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

Dividend

On March 5, 2015, we declared a special dividend (the Dividend) of $0.50 per outstanding common share for all shareholders of record as of March 20, 2015. This Dividend reflects our commitment to building shareholder value through the execution of our strategic plan and a disciplined approach to capital allocation. After the Dividend, we believe we have the appropriate level of liquidity both to fund our internal initiatives and act quickly on any strategic opportunities.

The dividend was payable on April 10, 2015. Dividend distributions to shareholders are recognized as a liability in the period in which the dividend is formally approved by our Board of Directors and communicated to shareholders. As of March 29, 2015, we have a liability of $21.4 million recorded as Dividend Payable on the Consolidated Balance Sheets. The dividend was recorded as a reduction of Additional Capital in Stockholders' Equity.

The dividend does not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applies to the outstanding common stock and as outlined in the executive and director deferred compensation plans. We have recorded a non-cash liability of $0.4 million included in Dividend Payable on the Consolidated Balance Sheets for the amounts credited to the executive and director deferred compensation plan accounts on April 10, 2015.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued, are reflected where appropriate or required in our financial statements. Refer to Note 14 of the Consolidated Financial Statements.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," (ASU 2014-08). Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 was effective for fiscal and interim periods beginning on or after December 15, 2014, which for us was December 29, 2014, the first day of our 2015 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.

New Accounting Pronouncements and Other Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual and interim periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance. On April 1, 2015, the FASB board voted to propose having ASU 2014-09 take effect for reporting periods beginning after December 15, 2017. Under the proposal, early adoption would be allowed as of the original effective date for public companies. The public will have 30 days to comment, after which the FASB board will decide whether formally enact this proposal.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2014-12. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2014, the FASB issued ASU 2014-15, "Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, "Presentation of Financial Statements-Liquidation Basis of Accounting". Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in ASU 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have not early adopted ASU 2014-15. We are in the process of evaluating the adoption of this ASU, and currently do not expect this to have a material effect on our consolidated results of operations and financial condition.

In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)," (ASU 2015-01). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15,

2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not early adopted ASU 2015-01. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30),” (ASU 2015-03). The amendments in ASU 2015-03 change the presentation of debt issuance costs in financial statements requiring an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-03. The new guidance will be applied retrospectively to each prior period presented. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-04, “Compensation—Retirement Benefits (Topic 715),” (ASU 2015-04). The amendments in ASU 2015-04 provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-04. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40),” (ASU 2015-05). The amendments in ASU 2015-05 help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-05. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	March 29, 2015	December 28, 2014
Raw materials	$18,210	$21,085
Work-in-process	3,739	3,264
Finished goods	73,630	67,511
Total	$95,579	$91,860

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $61.0 million and $64.9 million as of March 29, 2015 and December 28, 2014, respectively.

The following table reflects the components of intangible assets as of March 29, 2015 and December 28, 2014:

		March 29, 2015		December 28, 2014
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$75,931	$57,396	$79,110	$58,873
Trade name	1 to 30	24,639	16,530	27,172	18,031
Patents, license agreements	3 to 14	54,993	49,876	58,060	52,448
Internal-use software	3 to 7	23,688	15,104	24,034	14,758
Other	2 to 6	6,976	6,853	7,029	6,867
Total amortized finite-lived intangible assets		186,227	145,759	195,405	150,977

Indefinite-lived intangible assets:
Trade name		20,512	—	20,512	—
Total identifiable intangible assets		$206,739	$145,759	$215,917	$150,977

Amortization expense for the three months ended March 29, 2015 and March 30, 2014 was $2.7 million and $2.9 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2015	(1)	$10,794
2016		$10,405
2017		$9,332
2018		$3,447
2019		$2,451

(1)	The estimated amortization expense for the remainder of 2015 is anticipated to be $8.1 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(9,511)	—	(2,784)	(12,295)
Balance as of December 28, 2014	$149,646	$2,116	$21,807	$173,569
Translation adjustments	(7,256)	—	(2,286)	(9,542)
Balance as of March 29, 2015	$142,390	$2,116	$19,521	$164,027

The following table reflects the components of goodwill as of March 29, 2015 and December 28, 2014:

	March 29, 2015			December 28, 2014
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$176,091	$33,701	$142,390	$192,303	$42,657	$149,646
Apparel Labeling Solutions	83,291	81,175	2,116	84,407	82,291	2,116
Retail Merchandising Solutions	112,162	92,641	19,521	124,127	102,320	21,807
Total goodwill	$371,544	$207,517	$164,027	$400,837	$227,268	$173,569

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The May 2011 acquisition of the Shore to Shore businesses included a purchase price payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. Once the final information is received and the calculation of the final purchase price is agreed to by both parties, the final adjustment to the purchase price will be recognized through earnings. Acquisition related costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within Acquisition Costs in the Consolidated Statement of Operations and approximate $0.1 million for the three months ended March 29, 2015 without a comparable expense for the three months ended March 30, 2014.

Note 4. DEBT

Debt as of March 29, 2015 and December 28, 2014 consisted of the following:

(amounts in thousands)	March 29, 2015	December 28, 2014
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$65,000	$65,000
Full-recourse factoring liabilities	51	83
Bank overdraft credit facility	95	65
Capital leases with maturities through 2020	216	249
Total	65,362	65,397
Less current portion	224	236
Total long-term portion	$65,138	$65,161

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

Borrowings under the 2013 Senior Secured Credit Facility, other than swingline loans, bear interest at our option of either (i) a spread ranging from 0.25% to 1.25% over the Base Rate (as described below), or (ii) a spread ranging from 1.25% to 2.25% over the LIBOR rate, and in each case fluctuating in accordance with changes in our leverage ratio, as defined in the 2013 Credit Agreement. The "Base Rate" is the highest of (i) the Federal Funds Rate, plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) a daily rate equal to the one-month LIBOR rate, plus 1.00%. Swingline loans bear interest of a spread ranging from 0.25% to 1.25% over the Base Rate. We pay an unused line fee ranging from 0.20% to 0.40% per annum on the unused portion of the 2013 Senior Secured Credit Facility.

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of March 29, 2015. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.

As of March 29, 2015, $1.4 million issued in letters of credit, were outstanding under the 2013 Senior Secured Credit Facility.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets. The balance of the financing liability is $30.1 million and $33.1 million as of March 29, 2015 and December 28, 2014, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability of $0.5 million and $0.6 million for the three months ended March 29, 2015 and March 30, 2014, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. We recognized $0.4 million of income on the sale recorded as Other Operating Income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter. Therefore, a portion of the proceeds from the fiscal 2015 legal sale are accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets until the reacquisition of the receivables is completed in the second quarter. The balance of the financing liability is $1.1 million as of March 29, 2015.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three months ended March 29, 2015 and March 30, 2014 was $1.5 million and $1.5 million ($1.4 million and $1.4 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.2 million and $0.1 million for the quarter ended March 29, 2015 and March 30, 2014, respectively.

Stock Options

Option activity under the principal option plans as of March 29, 2015 and changes during the quarter ended March 29, 2015 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2014	2,349,447	$17.77	3.98	$2,716
Granted	252,260	13.56
Exercised	(11,005)	9.46
Forfeited or expired	(85,803)	17.03
Outstanding at March 29, 2015	2,504,899	$17.41	4.47	$936
Vested and expected to vest at March 29, 2015	2,380,156	$17.61	4.21	$922
Exercisable at March 29, 2015	1,992,965	$18.57	3.28	$692

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2015. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the quarter ended March 29, 2015 and March 30, 2014 was $40 thousand and $18 thousand, respectively.

As of March 29, 2015, $1.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model. The table below presents the weighted-average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. The expected dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair values and assumptions were as follows:

Three months ended	March 29, 2015	March 30, 2014
Weighted-average fair value of grants	$5.54	$6.44
Valuation assumptions:
Expected life (in years)	5.53	5.11
Expected dividend yield	0.00%	0.00%
Expected volatility	46.05%	48.16%
Risk-free interest rate	1.540%	1.461%

Restricted Stock Units

Nonvested restricted stock units as of March 29, 2015 and changes during the quarter ended March 29, 2015 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2014	940,857	0.56	$17.11
Granted	263,810		$13.25
Vested	(230,334)		$13.69
Forfeited	(4,590)		$14.21
Nonvested at March 29, 2015	969,743	1.31	$16.89
Vested and expected to vest at March 29, 2015	856,572	1.19
Vested and deferred at March 29, 2015	411,250	—

The total fair value of restricted stock awards vested during the first quarter of 2015 was $3.2 million as compared to $2.8 million in the first quarter of 2014. As of March 29, 2015, there was $4.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock units (RSUs), including amounts related to performance-based RSUs detailed below. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The following performance-based awards of restricted stock units (RSUs) are included in the balance of nonvested RSUs at March 29, 2015 in the table above. There were no new awards of performance-based RSUs in the first quarter of 2015.

On February 27, 2014, RSUs were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $14.90 per share. Compensation expense of $50 thousand and $32 thousand was recognized in connection with these RSUs for the quarter ended March 29, 2015 and March 30, 2014, respectively. As of March 29, 2015, total unamortized compensation expense for this grant was $0.6 million. As of March 29, 2015, the maximum achievable RSUs outstanding under this plan are 137,820 units. These RSUs reduce the shares available to grant under the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the 2004 Plan).

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $2 thousand was reversed in the quarter ended March 29, 2015 and $29 thousand of expense was recognized in the quarter ended March 30, 2014. As of March 29, 2015, total unamortized compensation expense for these grants was $47 thousand. As of March 29, 2015, the maximum achievable RSUs outstanding under this plan are 22,500 units. These RSUs reduce the shares available to grant under the 2004 Plan.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.3 million as of March 29, 2015, of which $0.2 million was expensed for the three months ended March 29, 2015. The total amount accrued related to the plan equaled $0.3 million as of March 30, 2014, of which $0.3 million was expensed for the three months ended March 30, 2014. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our LTIP 2013 plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of March 29, 2015, the fair value of the award is $0.12 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. Compensation expense of $83 thousand was reversed in the first quarter of 2015. For the first quarter of 2014, less than $1 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

To determine the fair value of the cash-based performance award as of March 29, 2015, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 34.94%, (ii) risk-free rate of 0.20%, and (iii) an expected dividend yield of zero.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the quarter ended March 29, 2015 and March 30, 2014 were as follows:

(amounts in thousands)
Three months ended	March 29, 2015	March 30, 2014
Interest	$380	$541
Income tax payments	$1,358	$2,287

As of March 29, 2015 and March 30, 2014, we accrued $1.6 million and $0.6 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at March 29, 2015 and March 30, 2014 since they represent non-cash investing activities. Accrued capital expenditures at March 29, 2015 and March 30, 2014 are included in Accounts Payable and Other Accrued Expenses on the Consolidated Balance Sheets. A special dividend of $21.4 million was declared on March 5, 2015 and is recorded as Dividend Payable on the Consolidated Balance Sheets. This amount represents a non-cash financing activity as of March 29, 2015 as the dividend is payable to shareholders on April 10, 2015. Included in Dividend Payable on the Consolidated Balance Sheets is a non-cash liability of $0.4 million for the dividend amounts to be credited to the executive and director deferred compensation plan accounts on April 10, 2015.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 29, 2015	March 30, 2014
Net loss available to common stockholders	$(745)	$(129)

Shares:
Weighted-average number of common shares outstanding	41,852	41,541
Shares issuable under deferred compensation agreements	805	345
Basic weighted-average number of common shares outstanding	42,657	41,886
Common shares assumed upon exercise of stock options and awards	—	—
Unvested shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	42,657	41,886
Basic loss per share	$(0.02)	$—
Diluted loss per share	$(0.02)	$—

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to performance vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015	March 30, 2014
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,210	2,260

(1)
Stock options and awards of 292 thousand shares and deferred compensation arrangements of 27 thousand shares were anti-dilutive in the first three months of 2015 and were therefore excluded from the earnings per share calculation due to our net loss for the period. Stock options and awards of 345 thousand shares and deferred compensation arrangements of 17 thousand shares were anti-dilutive in the first three months of 2014 and were therefore excluded from the earnings per share calculation due to our loss from continuing operations for the period.

Note 8. INCOME TAXES

The effective tax rate for the quarter ended March 29, 2015 was negative 10.5% as compared to 111.8% for the quarter ended March 30, 2014. The change in the effective tax rate for the quarter ended March 29, 2015 was due to the mix of income between subsidiaries and decreased losses for entities with valuation allowances for which no tax benefit is received.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of March 29, 2015 and December 28, 2014, we had net deferred tax assets of $10.7 million and $12.8 million, respectively.

At December 28, 2014, the U.S. had a valuation allowance of $108.3 million recorded against its net deferred tax assets of $96.1 million. The amount of valuation allowance recorded was greater than the net domestic deferred tax asset after consideration of deferred tax liabilities associated with non amortizable assets such as goodwill and indefinite lived intangibles. The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence to support a release. At each reporting date, we consider new evidence, both positive and negative, that could impact the future realization of deferred tax assets. We will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized. Due to improvements in the U.S. operating results over the past three years, management believes a reasonable possibility exists that, in the near future, sufficient positive evidence may become available to reach a conclusion that all or some portion of the U.S. valuation allowance will no longer be needed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income.

Included in Other Current Assets as of March 29, 2015, is a current income tax receivable of $3.4 million. This amount represents a net receivable of $2.4 million as of December 28, 2014, year to date estimated tax payments made in excess of refunds received in the amount of $1.1 million, and current tax expense recorded on our year to date pretax income of $0.1 million. Included in Other Current Liabilities is our current deferred tax liability of $2.6 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $16.3 million and $16.4 million at March 29, 2015 and December 28, 2014, respectively. Penalties and tax-related interest expense are reported as a component of Income Tax Expense on our Consolidated Statement of Operations. During the quarter ended March 29, 2015 we recognized an interest and penalties expense of $0.2 million compared to an interest and penalties expense of $0.2 million during the quarter ended March 30, 2014. As of March 29, 2015 and December 28, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $4.5 million and $4.3 million, respectively.

As of March 29, 2015 and December 28, 2014, $16.1 million and $16.1 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of Other Long-Term Liabilities on the Consolidated Balance Sheets.
We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the expiration of various statutes of limitation and the potential resolution of federal, state, and foreign examinations, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by a range of $4.2 million to $12.0 million.

We are currently under audit in the following major jurisdictions: Germany - 2006 to 2009, Finland - 2005 to 2009, India - 2012 to 2013, and Canada - 2011 to 2014. The following major jurisdictions have tax years that remain subject to examination: Germany - 2006 to 2014, United States - 2011 to 2014, China - 2011 to 2014 and Hong Kong - 2008 to 2014. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015	March 30, 2014
Service cost	$304	$282
Interest cost	535	916
Expected return on plan assets	(34)	—
Amortization of actuarial loss	750	385
Amortization of prior service costs	6	3
Net periodic pension cost	$1,561	$1,586

We expect the cash requirements for funding the pension benefits to be approximately $4.2 million during fiscal 2015, including $1.2 million which was funded during the quarter ended March 29, 2015.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and December 28, 2014 and the basis for that measurement:

(amounts in thousands)	Total Fair Value Measurement March 29, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Foreign currency forward exchange contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

(amounts in thousands)	Total Fair Value Measurement December 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$55	$—	$55	$—
Total assets	$55	$—	$55	$—

Foreign currency forward exchange contracts	$23	$—	$23	$—
Total liabilities	$23	$—	$23	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at March 29, 2015 and December 28, 2014 are summarized in the following table:

	March 29, 2015		December 28, 2014
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$65,000	$65,000	$65,000	$65,000

(1)	The carrying amounts are reported on the Consolidated Balance Sheets under the indicated captions.

Long-term debt is carried at the original offering price, less any payments of principal. The carrying amount of the Senior Secured Credit Facility approximates fair value due to the variable rate nature of its interest at current market rates. The related fair value measurement has generally been classified as Level 2 in the fair value hierarchy.

Nonrecurring Fair Value Measurements

Severance costs included in our restructuring charges are calculated using internal estimates and are therefore classified as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

In connection with our restructuring plans, we recorded impairment losses in restructuring expense during the quarter ended March 30, 2014 of $0.2 million due to the impairment of certain long-lived assets for which the carrying value of those assets may not be recoverable based upon our estimated cash flows. Assets with carrying amounts of $0.2 million were written down to their fair values of $21 thousand. Given that the impairment losses were determined using internal estimates of future cash flows or upon non-identical assets using significant unobservable inputs, we have classified the remaining fair value of long-lived assets as Level 3 in the fair value hierarchy. Refer to Note 11 of the Consolidated Financial Statements.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of March 29, 2015 and December 28, 2014:

	March 29, 2015				December 28, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$322	Other current liabilities	$—	Other current assets	$55	Other current liabilities	$23
Total derivatives not designated as hedging instruments		322		—		55		23
Total derivatives		$322		$—		$55		$23

The following table represents the amounts affecting the Consolidated Statements of Operations for the three months ended March 29, 2015 and March 30, 2014:

	Quarter
	(13 weeks) Ended
	March 29, 2015		March 30, 2014
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$545	Other gain (loss), net	$(30)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of March 29, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $8.6 million. The fair values of the forward exchange contracts were reflected as a $0.3 million asset included in Other Current Assets in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Note 11. PROVISION FOR RESTRUCTURING

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The projects included in this plan are currently underway, with final headcount reductions expected to be recognized by the fourth quarter of 2015. For the quarter ended March 29, 2015, the net charge to earnings of $1.4 million represents the current year activity related to the Profit Enhancement Plan. Total costs of the plan are $6.7 million through the end of the first quarter of 2015. Termination benefits are planned to be paid 1 month to 24 months after termination.

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

For the quarter ended March 29, 2015, the net release to earnings of $0.1 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60 million have been incurred through March 29, 2015. All terminations for the plan have been substantially completed as of March 29, 2015. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring expense for the three months ended March 29, 2015 and March 30, 2014 was as follows:

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015	March 30, 2014
Profit Enhancement Plan
Severance and other employee-related charges	$1,346	$—
Other exit costs	47	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(89)	1,572
Asset impairments	—	172
Other exit costs	—	143
SG&A Restructuring Plan
Severance and other employee-related charges	—	5
Total	$1,304	$1,892

Restructuring accrual activity for the quarter ended March 29, 2015 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at March 29, 2015
Profit Enhancement Plan
Severance and other employee-related charges	$4,082	$1,426	$(80)	$(1,763)	$(347)	$3,318
Other exit costs(1)	—	47	—	(47)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	2,050	6	(95)	(892)	(166)	903
Other exit costs	15	—	—	—	—	15
SG&A Restructuring Plan
Severance and other employee-related charges	108	—	—	(10)	(10)	88
Total	$6,255	$1,479	$(175)	$(2,712)	$(523)	$4,324

(1)	During the first quarter of 2015, there was a net charge to earnings of $47 thousand primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

Note 12. CONTINGENCIES

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

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case (reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. On October 14, 2014, the Appellate Court remanded the case to the Pennsylvania Court for further proceedings. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of March 29, 2015.

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

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015		March 30, 2014
Business segment net revenue:
Merchandise Availability Solutions	$81,526	(1)	$93,464	(2)
Apparel Labeling Solutions	37,185		42,081
Retail Merchandising Solutions	9,831		11,861
Total revenues	$128,542		$147,406
Business segment gross profit:
Merchandise Availability Solutions	$41,285		$43,942
Apparel Labeling Solutions	11,548		14,085
Retail Merchandising Solutions	3,704		4,259
Total gross profit	56,537		62,286
Operating expenses	56,871	(3)	60,120	(4)
Interest expense, net	(711)		(989)
Other gain (loss), net	371		(86)
(Loss) earnings before income taxes	$(674)		$1,091

(1)	Includes net revenue from EAS systems, EAS consumables, and Alpha® of $31.2 million, $22.1 million, and $21.2 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $40.1 million, $24.8 million and $24.3 million, respectively, representing more than 10% of total revenue.

(3)	Includes a $1.3 million restructuring charge, a $0.8 million management transition charge, and a $0.1 million acquisition charge.

(4)	Includes a $1.9 million restructuring charge.

Note 14. SUBSEQUENT EVENTS

2015 Incentive Award Plan

In April 2015, the Board of Directors adopted the Checkpoint Systems, Inc. 2015 Incentive Award Plan (the 2015 Plan), subject to shareholder approval at the annual meeting of shareholders to be held on June 3, 2015. If the 2015 Plan is approved by shareholders at the annual meeting, no additional awards are to be made under the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the 2004 Plan). All awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan. The 2015 Plan authorizes the issuance of a total of 3,877,777 shares of common stock, which will be reduced by any shares issued pursuant to awards granted under the 2004 Plan after December 28, 2014. This represents an increase of 1,252,766 shares over the current reserve in the 2004 Plan. In addition, subject to certain limitations, shares covered by an award granted under the 2015 Plan or shares covered by an award previously granted under the 2004 Plan which expire or are canceled without having been exercised in full or that are forfeited or repurchased shall be added to the shares of Common Stock authorized for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In April 2015, the Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), subject to shareholder approval at the annual meeting of shareholders to be held on June 3, 2015. The 2015 ESPP is designed to replace the Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan (the Prior ESPP). We exhausted the number of shares available for issuance under the Prior ESPP at the end of March 2015. In connection with the adoption of the 2015 ESPP, we registered an additional 600,000 shares of common stock in a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, on March 31, 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements

This report includes information that constitutes forward-looking statements. Forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” By their nature, forward-looking statements address matters that are subject to risks and uncertainties. Any such forward-looking statements may involve risk and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: the impact upon operations of accounting policies review and improvement; the impact upon operations of legal and compliance matters or internal controls review, improvement and remediation, including the detection of wrongdoing, improper activities, or circumvention of internal controls; our ability to successfully implement our strategic plan; our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions; changes in economic or international business conditions; foreign currency exchange rate and interest rate fluctuations; lower than anticipated demand by retailers and other customers for our products; slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion; possible increases in per unit product manufacturing costs due to less than full utilization of manufacturing capacity as a result of slowing economic conditions or other factors; our ability to provide and market innovative and cost-effective products; the development of new competitive technologies; our ability to maintain our intellectual property; competitive pricing pressures causing profit erosion; the availability and pricing of component parts and raw materials; possible increases in the payment time for receivables as a result of economic conditions or other market factors; our ability to comply with covenants and other requirements of our debt agreements; changes in regulations or standards applicable to our products; our ability to successfully implement global cost reductions in operating expenses including, field service, sales, and general and administrative expense, and our manufacturing and supply chain operations without significantly impacting revenue and profits; our ability to maintain effective internal control over financial reporting; risks generally associated with information systems upgrades and our company-wide implementation of an enterprise resource planning (ERP) system and additional matters disclosed in our Securities and Exchange Commission filings.

We believe that the most significant risk factors that could affect our financial performance in the near-term include: (1) changes in economic or international business conditions including foreign currency exchange rate and interest rate fluctuations; (2) our ability to successfully implement our strategic plan; (3) our ability to manage growth effectively including our ability to integrate acquisitions and to achieve our financial and operational goals for our acquisitions, and (4) lower than anticipated demand by retailers and other customers for our products including slower commitments of retail customers to chain-wide installations and/or source tagging adoption or expansion.

For a more detailed discussion of these and other factors, see “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our 2014 Form 10-K, filed on March 5, 2015 with the Securities and Exchange Commission. The forward-looking statements included in this document are made only as of the date of this document, and we undertake no obligation to update these statements to reflect subsequent events or circumstances, other than as may be required by law.

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

Our MAS segment, which is focused on loss prevention and Merchandise Visibility™ (RFID), includes EAS systems, EAS consumables, Alpha® high-theft solutions, RFID systems and software and non-U.S. and Canada-based CheckView®. ALS includes our RFID labels business, coupled with our data management platform and network of service bureaus that manage the printing of variable information on apparel labels and tags. Our RMS segment includes hand-held labeling applicators and tags, promotional displays, and customer queuing systems. The revenues, gross profit, and total assets for each of the segments are included in Note 13 of the Consolidated Financial Statements.

Our business strategy is to be a provider of inventory management solutions that give retailers ready insight into the on-shelf availability of merchandise in their stores. Additionally, our business strategy is focusing on improving revenues and profitability, reducing costs, and improving working capital management. In support of this strategy, we provide to retailers, manufacturers and distributors our EAS systems and consumables, Alpha® high-theft solutions, Merchandise Visibility™ (RFID) products and services, and METO® hand-held labeling products. In apparel labeling, we are focusing on those products that support our strategy and leveraging our competitive advantage in the transfer and printing of variable data onto apparel labels. We will also consider acquisitions that are aligned with our strategic plan.

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

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through March 29, 2015 are $6.7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $7 million in savings to be realized in 2015.

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

We believe that our base of recurring revenue (revenues from the sale of consumables into the installed base of security systems, apparel tags and labels, hand-held labeling tools and services from maintenance), repeat customer business, the anticipated effect of our restructuring activities, our existing cash balances, and our borrowing capacity should provide us with adequate cash flow and liquidity to execute our strategic plan.

Critical Accounting Policies and Estimates

We have presented our Critical Accounting Policies and Estimates in Part II - Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the "2014 Annual Report"). There have been no material changes to our Critical Accounting Policies and Estimates set forth in our 2014 Annual Report.

Thirteen Weeks Ended March 29, 2015 Compared to Thirteen Weeks Ended March 30, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Net Revenues		Percentage Change In Dollar Amount
Quarter ended	March 29, 2015 (Fiscal 2015)	March 30, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
Net revenues
Merchandise Availability Solutions	63.4%	63.4%	(12.8)%
Apparel Labeling Solutions	29.0	28.6	(11.6)
Retail Merchandising Solutions	7.6	8.0	(17.1)
Net revenues	100.0	100.0	(12.8)
Cost of revenues	56.0	57.7	(15.4)
Gross profit	44.0	42.3	(9.2)
Selling, general, and administrative expenses	39.9	36.9	(5.6)
Research and development	3.5	2.6	17.0
Restructuring expenses	1.0	1.3	(31.1)
Acquisition costs	0.1	—	N/A
Other operating income	(0.2)	—	N/A
Operating (loss) income	(0.3)	1.5	(115.4)
Interest income	0.2	0.2	(15.0)
Interest expense	0.7	0.9	(25.3)
Other gain (loss), net	0.3	(0.1)	531.4
(Loss) earnings before income taxes	(0.5)	0.7	(161.8)
Income tax expense	0.1	0.8	(94.2)
Net loss	(0.6)	(0.1)	477.5

Net Revenues

Revenues for the first quarter of 2015 compared to the first quarter of 2014 decreased $18.9 million, or 12.8%, from $147.4 million to $128.5 million. Foreign currency translation had a negative impact on revenues of approximately $11.5 million, or 7.8%, in the first quarter of 2015 as compared to the first quarter of 2014.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter ended	March 29, 2015 (Fiscal 2015)	March 30, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2015 vs. Fiscal 2014
Net revenues:
Merchandise Availability Solutions	$81.5	$93.4	$(11.9)	(12.8)%
Apparel Labeling Solutions	37.2	42.1	(4.9)	(11.6)
Retail Merchandising Solutions	9.8	11.9	(2.1)	(17.1)
Net revenues	$128.5	$147.4	$(18.9)	(12.8)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $11.9 million, or 12.8%, during the first quarter of 2015 compared to the first quarter of 2014. After considering the foreign currency translation negative impact of $8.0 million, revenues decreased $3.9 million, or 4.2%, primarily due to decreases in EAS systems and Alpha®. There were also less significant decreases in EAS consumables and CheckView®. These decreases were partially offset by an increase in Merchandise Visibility™ (RFID).

EAS systems revenues decreased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to large roll-outs in the U.S. and Europe that were ongoing in the first quarter of 2014 without comparable projects for 2015. We expect EAS systems growth for the remainder of 2015 to be limited as we do not have a comparable roll-out ongoing for 2015.

Merchandise Visibility (RFID) revenues increased in the first quarter of 2015 as compared to the first quarter of 2014 as the business continues to gain traction with installations at several major retailers in the U.S. and Europe. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

Alpha® revenues decreased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to strong sales in the U.S. and Asia with key customers in 2014 without comparable levels of demand in 2015. The decrease was partially offset by increases in Europe and International Americas primarily due to larger orders completed in the first quarter of 2015 without comparable orders in 2014. We expect our global Alpha® revenues in 2015 to remain constant despite significant competition entering the market. Growth is expected to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

We now only provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require combined security solutions. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first quarter of 2015 as compared to the first quarter of 2014.

EAS consumables revenues decreased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to decreased EAS label revenues in the U.S. and Europe. This decrease was partially offset by increases in Hard Tag @ Source™ revenues in the U.S.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $4.9 million, or 11.6%, in the first quarter of 2015 as compared to the first quarter of 2014. After considering the foreign currency translation negative impact of $1.5 million, the revenues decreased $3.4 million, or 8.0%, driven by declines in sales volumes in Europe due to the impact of some market share loss and lower volumes with some key retailers due to a later start to the peak season, as well as the timing of the Chinese New Year. We expect modest growth during the remainder of 2015 in our Apparel Labeling Solutions business as we continue to build on new business developments in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions (RMS) revenues decreased $2.1 million, or 17.1%, in the first quarter of 2015 as compared to the first quarter of 2014. After considering the foreign currency translation negative impact of 2.0 million, the revenues decreased $0.1 million, or 0.9%, due to decreases in Hand-held Labeling Solutions (HLS) revenues reflecting the sunset of a major project in the U.S. partially offset by increases in Retail Display Solutions revenues. We anticipate HLS will continue to face difficult revenue trends due to the on-going shifts in market demand for HLS products.

Gross Profit

During the first quarter of 2015, gross profit decreased $5.7 million, or 9.2%, to $56.5 million from $62.3 million. Foreign currency translation had a negative impact on gross profit of approximately $3.3 million, or 5.2%, in the first quarter of 2015 as compared to the first quarter of 2014. Gross profit, as a percentage of net revenues, increased to 44.0% in the first quarter of 2015 from 42.3% in the first quarter of 2014.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased to 50.6% in the first quarter of 2015 from 47.0% in the first quarter of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was primarily due to higher margins in Alpha® and Merchandise Visibility. Alpha® margins increased primarily due to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products, while Merchandise Visibility margins increased as revenue growth drove strong utilization of our professional services team.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 31.1% in the first quarter of 2015, from 33.5% in the first quarter of 2014. The decrease in the gross profit percentage of Apparel Labeling Solutions is mainly the result of accelerated depreciation for certain inefficient machinery in two key manufacturing locations that will be removed from production, overhead under-absorption in our factories due to lower sales volumes, the impact of a later Chinese New Year pricing pressure, and competition in the market.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 37.7% in the first quarter of 2015 from 35.9% in the first quarter of 2014. The increase in Retail Merchandising Solutions gross profit percentage was primarily due to improvements in manufacturing efficiencies in the first quarter of 2015 and an unfavorable inventory reserve adjustment recorded in the first quarter of 2014 without a comparable adjustment in the first quarter of 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $3.0 million, or 5.6%, during the first quarter of 2015 compared to the first quarter of 2014. Contributing to the decrease was a foreign currency impact on the 2015 expense of $4.0 million. After considering the foreign currency translation impact, SG&A expenses increased $1.0 million primarily due to management transition costs of $0.8 million incurred in the first quarter of 2015 without comparable expense in 2014. The benefits of our cost reduction initiatives were offset by incremental spending related to our strategic initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $4.5 million, or 3.5% of revenues, in the first quarter of 2015 and $3.9 million, or 2.6% of revenues, in the first quarter of 2014, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $1.3 million, or 1.0% of revenues, in the first quarter of 2015 compared to $1.9 million, or 1.3% of revenues, in the first quarter of 2014. The decrease is a result of the completion of Project LEAN partially offset by additional expense incurred related to the continued execution of our Profit Enhancement Plan.

Acquisition Costs

Acquisition costs were $0.1 million for the first quarter of 2015 without a comparable expense in 2014.

Other Operating Income

Other operating income for the first quarter of 2015 increased $0.4 million from the comparable first quarter of 2014. The increase is due to the sale of customer-related receivables associated with the renewal and extension of sales-type lease arrangements in the first quarter of 2015. There were no sales of customer-related receivables in the first quarter of 2014.

Interest Income and Interest Expense

Interest income was $0.2 million in the first quarter of 2015 compared to $0.3 million in the first quarter of 2014. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the first quarter of 2015 decreased $0.3 million from the first quarter of 2014. The decrease in interest expense was primarily due to significant reductions in the outstanding balance on our Senior Secured Credit Facility as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net gain of $0.4 million in the first quarter of 2015 compared to a net loss of $0.1 million in the first quarter of 2014. The change was primarily due to a $0.4 million foreign exchange gain during the first quarter of 2015 compared to a $0.1 million foreign exchange loss during the first quarter of 2014. The foreign exchange gain is primarily attributed to the U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first quarter of 2015 was negative 10.5% as compared to the year to date effective rate for the first quarter of 2014 of 111.8%. The change in the effective tax rate was due to the mix of income between subsidiaries and decreased losses in entities with valuation allowances for which no tax benefit is received.

Net Earnings (Loss)

Net loss was $0.7 million, or $0.02 per diluted share, during the first quarter of 2015 compared to a net loss of $0.1 million, or nil per diluted share, during the first quarter of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.7 million and 41.9 million for the first quarter of 2015 and 2014, respectively.

Liquidity and Capital Resources

We continue to execute our strategic plan in a volatile global economic environment. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreement should be adequate to service debt and working capital needs, meet our capital investment requirements, other potential restructuring requirements, product development requirements, and internally developed innovation and targeted strategic acquisitions requirements.

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

As of March 29, 2015, our cash and cash equivalents were $124.2 million compared to $135.5 million as of December 28, 2014. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2015 primarily due to an unfavorable $6.6 million effect of foreign currency, $5.6 million of cash used in investing activities and $0.4 million of cash used in operating activities, partially offset by $1.3 million of cash provided by financing activities.

Cash used in operating activities was $9.0 million higher during the first quarter of 2015 compared to the first quarter of 2014. Our cash from operating activities was negatively impacted by a decrease in other current liabilities, including the timing of performance incentive payments, as well as a decrease in operating income, which was offset by decreased inventory investments and increased income taxes and accounts payable balances. The remainder of the variances can be explained by changes in the restructuring reserve, unearned revenues and accounts receivable balances.

Cash used in investing activities was $2.4 million higher during the first quarter of 2015 compared to the first quarter of 2014. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first quarter of 2015 compared to the first quarter of 2014.

Cash provided by financing activities was $7.3 million higher during the first quarter of 2015 compared to the first quarter of 2014. This was due primarily to greater reduction of debt levels in the first quarter of 2014 compared to the first quarter of 2015.

Our percentage of total debt to total equity as of March 29, 2015, was 22.1% compared to 19.9% as of December 28, 2014. As of March 29, 2015, our working capital was $199.9 million compared to $232.6 million as of December 28, 2014.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $4.5 million and $3.9 million during the first quarter of 2015 and 2014, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate additional spending to be in the range of $13.5 million to $15.5 million on R&D to support achievement of our strategic plan during the remainder of 2015.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first quarter of 2015, our contribution to these plans was $1.2 million. Our total funding expectation for 2015 is $4.2 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first quarter of 2015 totaled $5.8 million compared to $3.3 million during the same period in 2014. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to be in the range of $14.2 million to $19.2 million for the remainder of 2015.

Senior Secured Credit Facility

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility (2013 Senior Secured Credit Facility) agreement (2013 Credit Agreement) with a syndicate of lenders. As of March 29, 2015, we were in compliance with all of our covenants, and although we cannot provide full assurance, we expect to be in compliance for the next twelve months.

Dividend

Historically, we have never paid a cash dividend (except for a nominal cash distribution in April 1997 to redeem the rights outstanding under our 1988 Shareholders’ Rights Plan). On March 5, 2015 we declared a special dividend (the Dividend) of $0.50 per outstanding common share for all shareholders of record as of March 20, 2015. The Dividend reflects our commitment to building shareholder value through the execution of our strategic plan and a disciplined approach to capital allocation. After the special dividend, we believe we have the appropriate level of liquidity both to fund our internal initiatives and act quickly on any strategic opportunities.

The dividend was payable on April 10, 2015. Dividend distributions to shareholders are recognized as a liability in the period in which the dividend is formally approved by our Board of Directors and communicated to shareholders. As of March 29, 2015, we have a liability of $21.4 million recorded as Dividend Payable on the Consolidated Balance Sheets. The dividend was recorded as a reduction of Additional Capital in Stockholders' Equity.

The dividend does not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applies to the outstanding common stock and as outlined in the executive and director deferred compensation plans. We have recorded a non-cash liability of $0.4 million included in Dividend Payable on the Consolidated Balance Sheets for the amounts credited to the executive and director deferred compensation plan accounts on April 10, 2015.

Provisions for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through March 29, 2015 are $6.7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $7 million in savings to be realized in 2015.

As of December 2014, our expanded Global Restructuring Plan including Project LEAN has been substantially completed with total costs incurred to date of $60 million. With initiatives to stabilize sales, actively manage margins, reduce operating expense and effectively manage working capital, the plan has effectively lowered costs and we expect to maintain these savings in future periods.

Off-Balance Sheet Arrangements

We do not utilize material off-balance sheet arrangements apart from operating leases that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We use operating leases as an alternative to purchasing certain property, plant, and equipment. There have been no material changes to the discussion of these rental commitments under non-cancelable operating leases presented in our Annual Report on Form 10-K for the year ended December 28, 2014 except as discussed in the Contractual Obligations section.

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 28, 2014. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $32.9 million as of March 29, 2015, and $31.9 million as of December 28, 2014, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no significant changes to the market risks as disclosed in Part II - Item 7A. - “Quantitative And Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 28, 2014.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of March 29, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $8.6 million. The fair values of the forward exchange contracts were reflected as a $0.3 million asset included in Other Current Assets in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation (as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 12 to the Consolidated Financial Statements for the discussion of legal proceedings under Contingencies, which is incorporated herein by reference.

Item 1A. RISK FACTORS

There have been no material changes from December 28, 2014 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 28, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on March 31, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

May 6, 2015	/s/ James M. Lucania
James M. Lucania
Acting Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on March 31, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.