Form 10-Q
period 2015-06-28
CHECKPOINT SYSTEMS INC
filed 2015-08-04
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015
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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 2015, there were 42,161,314 shares of the Company’s Common Stock outstanding.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	June 28, 2015	December 28, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,104	$135,537
Accounts receivable, net of allowance of $7,642 and $8,526	109,643	131,720
Inventories	92,462	91,860
Other current assets	24,733	25,928
Deferred income taxes	5,334	5,557
Total Current Assets	331,276	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,060	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	77,336	76,332
GOODWILL	166,083	173,569
OTHER INTANGIBLES, net	58,584	64,940
DEFERRED INCOME TAXES	22,901	25,284
OTHER ASSETS	5,934	6,882
TOTAL ASSETS	$663,174	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$186	$236
Accounts payable	41,122	48,928
Accrued compensation and related taxes	19,245	27,511
Other accrued expenses	36,860	44,204
Income taxes	—	1,278
Unearned revenues	8,337	7,663
Restructuring reserve	3,089	6,255
Accrued pensions — current	4,104	4,472
Other current liabilities	16,519	17,504
Total Current Liabilities	129,462	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	65,146	65,161
FINANCING LIABILITY	31,349	33,094
ACCRUED PENSIONS	99,306	108,920
OTHER LONG-TERM LIABILITIES	28,682	30,140
DEFERRED INCOME TAXES	15,163	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, 46,117,768 and 45,840,171 shares issued, 42,081,856 and 41,804,259 shares outstanding	4,612	4,584
Additional capital	424,067	441,882
Accumulated deficit	(18,483)	(12,331)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive (loss) income, net of tax	(44,610)	(34,684)
TOTAL STOCKHOLDERS' EQUITY	294,066	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$663,174	$738,666

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net revenues	$147,550	$170,925	$276,092	$318,331
Cost of revenues	86,053	98,418	158,058	183,538
Gross profit	61,497	72,507	118,034	134,793
Selling, general, and administrative expenses	51,891	55,369	103,197	109,715
Research and development	4,921	3,810	9,464	7,692
Restructuring expense	284	341	1,588	2,233
Litigation settlement	8,980	—	8,980	—
Acquisition costs	41	—	120	—
Other operating income	(132)	—	(493)	—
Operating (loss) income	(4,488)	12,987	(4,822)	15,153
Interest income	232	285	459	552
Interest expense	990	1,199	1,928	2,455
Other gain (loss), net	(859)	(442)	(488)	(528)
(Loss) earnings before income taxes	(6,105)	11,631	(6,779)	12,722
Income tax (benefit) expense	(698)	1,777	(627)	2,997
Net (loss) earnings	$(5,407)	$9,854	$(6,152)	$9,725
Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.13)	$0.23	$(0.14)	$0.23
Diluted (loss) earnings per share	$(0.13)	$0.23	$(0.14)	$0.23

Dividend declared per share	$—	$—	$0.50	$—

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net (loss) earnings	$(5,407)	$9,854	$(6,152)	$9,725
Other comprehensive (loss) income, net of tax:
Pension liability adjustments, net of tax benefit of $432, $112, $435 and $222, respectively	(489)	277	3,942	555
Foreign currency translation adjustment	1,031	470	(13,868)	875
Total other comprehensive income (loss), net of tax	$542	$747	$(9,926)	$1,430
Comprehensive (loss) income	$(4,865)	$10,601	$(16,078)	$11,155

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$346,325
Net earnings				10,953				10,953
Exercise of stock-based compensation and awards released	356	36	907					943
Tax benefit on stock-based compensation			(14)					(14)
Stock-based compensation expense			5,781					5,781
Deferred compensation plan			872					872
Pension liability adjustments							(17,263)	(17,263)
Foreign currency translation adjustment							(19,666)	(19,666)
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss				(6,152)				(6,152)
Exercise of stock-based compensation and awards released	278	28	(97)					(69)
Tax benefit on stock-based compensation			(223)					(223)
Stock-based compensation expense			2,998					2,998
Deferred compensation plan			891					891
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Pension liability adjustments							3,942	3,942
Foreign currency translation adjustment							(13,868)	(13,868)
Balance, June 28, 2015	46,118	$4,612	$424,067	$(18,483)	4,036	$(71,520)	$(44,610)	$294,066

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net (loss) earnings	$(6,152)	$9,725
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,206	12,490
Amortization of debt issuance costs	217	217
Interest on financing liability	980	1,127
Deferred taxes	(39)	(194)
Stock-based compensation	2,998	2,898
Provision for losses on accounts receivable	204	473
Excess tax benefit on stock-based compensation	(99)	(79)
(Gain) loss on disposal of fixed assets	(195)	81
Restructuring related asset impairment	—	172
Decrease (increase) in operating assets:
Accounts receivable	16,646	26,398
Inventories	(4,908)	(16,527)
Other assets	534	3,357
(Decrease) increase in operating liabilities:
Accounts payable	(5,418)	(7,625)
Income taxes	(1,137)	(2,341)
Unearned revenues - current	1,133	985
Restructuring reserve	(2,742)	(2,437)
Other liabilities	(15,588)	(7,421)
Net cash (used in) provided by operating activities	(360)	21,299
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(10,475)	(6,774)
Cash receipts on note receivable from sale of discontinued operations	142	142
Other investing activities	223	44
Net cash used in investing activities	(10,110)	(6,588)
Cash flows from financing activities:
Proceeds from stock issuances	1,100	951
Excess tax benefit on stock-based compensation	99	79
Net change in factoring and bank overdrafts	(23)	(107)
Proceeds from long-term debt	—	1,043
Payment of long-term debt	(48)	(7,198)
Dividend paid	(20,980)	—
Net cash used in financing activities	(19,852)	(5,232)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,111)	374
Net (decrease) increase in cash and cash equivalents	(36,433)	9,853
Cash and cash equivalents:
Beginning of period	135,537	121,573
End of period	$99,104	$131,426
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

The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at June 28, 2015 and December 28, 2014 and our results of operations for the thirteen and twenty-six weeks ended June 28, 2015 and June 29, 2014 and changes in cash flows for the twenty-six weeks ended June 28, 2015 and June 29, 2014. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to prior period information to conform to the current period presentation.

Customer Rebates

We record estimated reductions to revenue for customer incentive offerings, including volume-based incentives and rebates. The accrual for these incentives and rebates, which is included in the Other Accrued Expenses section of our Consolidated Balance Sheets, was $13.0 million and $12.5 million as of June 28, 2015 and December 28, 2014, respectively. We record revenues net of an allowance for estimated return activities. Return activity was immaterial to revenue and results of operations for all periods presented.

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

The following table sets forth the movement in the warranty reserve which is located in the Other Accrued Expenses section of our Consolidated Balance Sheets:

(amounts in thousands)
Six months ended	June 28, 2015	June 29, 2014
Balance at beginning of year	$4,379	$4,521
Accruals for warranties issued, net	1,068	2,232
Settlements made	(1,667)	(1,874)
Foreign currency translation adjustment	(161)	18
Balance at end of period	$3,619	$4,897

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss), net of tax, for the six months ended June 28, 2015 were as follows:

(amounts in thousands)	Pension plan	Foreign currency translation adjustment	Total accumulated other comprehensive income (loss)
Balance, December 28, 2014	$(35,036)	$352	$(34,684)
Foreign currency translation adjustment	2,881	(13,868)	(10,987)
Amounts reclassified from other comprehensive income	1,061	—	1,061
Net other comprehensive income (loss)	3,942	(13,868)	(9,926)
Balance, June 28, 2015	$(31,094)	$(13,516)	$(44,610)

The significant items reclassified from each component of other comprehensive income (loss) for the three months ended June 28, 2015 and June 29, 2014 were as follows:

(amounts in thousands)	June 28, 2015		June 29, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(733)		$(386)
Prior service cost (1)	(7)		(3)
	(740)	Total before tax	(389)	Total before tax
	432	Tax benefit	112	Tax benefit
Total reclassifications for the period	$(308)	Net of tax	$(277)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

The significant items reclassified from each component of other comprehensive income (loss) for the six months ended June 28, 2015 and June 29, 2014 were as follows:

(amounts in thousands)	June 28, 2015		June 29, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net loss is presented
Amortization of pension plan items
Actuarial loss (1)	$(1,483)		$(771)
Prior service cost (1)	(13)		(6)
	(1,496)	Total before tax	(777)	Total before tax
	435	Tax benefit	222	Tax benefit
Total reclassifications for the period	$(1,061)	Net of tax	$(555)	Net of tax

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension costs. Refer to Note 9 of the Consolidated Financial Statements.

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

The cash dividend of $21.0 million was paid to common shareholders on April 10, 2015. Dividend distributions to shareholders are recognized as a liability in the period in which the dividend is formally approved by our Board of Directors and communicated to shareholders. The Dividend was recorded as a reduction of Additional Capital in Stockholders' Equity.

The Dividend does not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applies to the outstanding common stock and as outlined in the executive and director deferred compensation plans. The non-cash portion of the Dividend of $0.4 million was credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Subsequent Events

We perform a review of subsequent events in connection with the preparation of our financial statements. The accounting for and disclosure of events that occur after the balance sheet date, but before our financial statements are issued, are reflected where appropriate or required in our financial statements. Refer to Note 14 of the Consolidated Financial Statements.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08). Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 was effective for fiscal and interim periods beginning on or after December 15, 2014, which for us was December 29, 2014, the first day of our 2015 fiscal year. The adoption of this standard has not had a material effect on our consolidated results of operations and financial condition.

New Accounting Pronouncements and Other Standards

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved the deferral of the effective date by one year. The accounting standard is now effective for annual and interim periods beginning after December 15, 2017, which for us is January 1, 2018, the first day of our 2018 fiscal year. The final ASU permits organizations to adopt the new revenue standard early, but not before annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2014-12. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We plan to apply this guidance prospectively to all awards granted or modified after the effective date. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements-Liquidation Basis of Accounting.” Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the new criteria in ASU 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We have not early adopted ASU 2014-15. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In January 2015, the FASB issued ASU 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01). The amendments in ASU 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have not early adopted ASU 2015-01. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes reduce the number of consolidation models from four to two and place more emphasis on the risk of loss when determining a controlling financial interest. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The amendments in ASU 2015-03 change the presentation of debt issuance costs in financial statements requiring an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-03. The new guidance will be applied retrospectively to each prior period presented. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-04 “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (ASU 2015-04). The amendments in ASU 2015-04 provide a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-04. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU 2015-05 “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05). The amendments in ASU 2015-05 help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. Early adoption is permitted. We have not early adopted ASU 2015-05. The adoption of this standard is not expected to have a material effect on our consolidated results of operations and financial condition.

In June 2015, the FASB issued ASU 2015-10 “Technical Corrections and Improvements” (ASU 2015-10). The amendments in ASU 2015-10 provide technical corrections and improvements to a wide range of Topics in the Accounting Standards Codification (the Codification). The purpose of these amendments are to correct unintended differences between original guidance and the Codification, to provide clarification through updating wording or correcting references, to streamline or simplify the Codification through minor changes, and to make other minor improvements to the guidance which are not expected to have a significant effect on current accounting practice. ASU 2015-10 is effective for fiscal and interim periods beginning on or after December 15, 2015, which for us is December 28, 2015, the first day of our 2016 fiscal year. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

In July 2015, the FASB issued ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (ASU 2015-11). The amendments in ASU 2015-11 simplify the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal and interim periods beginning on or after December 15, 2016, which for us is December 26, 2016, the first day of our 2017 fiscal year. Early application is permitted. We have not early adopted ASU 2015-11. The new guidance must be applied prospectively after the date of adoption. We are in the process of evaluating the adoption of this ASU, and do not expect this to have a material effect on our consolidated results of operations and financial condition.

Note 2. INVENTORIES

Inventories consist of the following:

(amounts in thousands)	June 28, 2015	December 28, 2014
Raw materials	$19,341	$21,085
Work-in-process	3,181	3,264
Finished goods	69,940	67,511
Total	$92,462	$91,860

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

We had intangible assets with a net book value of $58.6 million and $64.9 million as of June 28, 2015 and December 28, 2014, respectively.

The following table reflects the components of intangible assets as of June 28, 2015 and December 28, 2014:

		June 28, 2015		December 28, 2014
(amounts in thousands)	Amortizable Life (years)	Gross Amount	Gross Accumulated Amortization	Gross Amount	Gross Accumulated Amortization
Finite-lived intangible assets:
Customer lists	6 to 20	$76,611	$59,330	$79,110	$58,873
Trade name	1 to 30	25,170	17,021	27,172	18,031
Patents, license agreements	3 to 14	55,657	51,036	58,060	52,448
Internal-use software	3 to 7	23,805	15,887	24,034	14,758
Other	2 to 6	7,018	6,915	7,029	6,867
Total amortized finite-lived intangible assets		188,261	150,189	195,405	150,977

Indefinite-lived intangible assets:
Trade name		20,512	—	20,512	—
Total identifiable intangible assets		$208,773	$150,189	$215,917	$150,977

Amortization expense for the three and six months ended June 28, 2015 was $2.7 million and $5.4 million, respectively.
Amortization expense for the three and six months ended June 29, 2014 was $2.7 million and $5.6 million, respectively.

Estimated amortization expense for each of the five succeeding years is anticipated to be:

(amounts in thousands)
2015	(1)	$10,780
2016		$10,390
2017		$9,318
2018		$3,435
2019		$2,439

(1)	The estimated amortization expense for the remainder of 2015 is anticipated to be $5.4 million.

The changes in the carrying amount of goodwill are as follows:

(amounts in thousands)	Merchandise Availability Solutions	Apparel Labeling Solutions	Retail Merchandising Solutions	Total
Balance as of December 29, 2013	$159,157	$2,116	$24,591	$185,864
Translation adjustments	(9,511)	—	(2,784)	(12,295)
Balance as of December 28, 2014	$149,646	$2,116	$21,807	$173,569
Translation adjustments	(5,703)	—	(1,783)	(7,486)
Balance as of June 28, 2015	$143,943	$2,116	$20,024	$166,083

The following table reflects the components of goodwill as of June 28, 2015 and December 28, 2014:

	June 28, 2015			December 28, 2014
(amounts in thousands)	Gross Amount	Accumulated Impairment Losses	Goodwill, Net	Gross Amount	Accumulated Impairment Losses	Goodwill, Net
Merchandise Availability Solutions	$178,377	$34,434	$143,943	$192,303	$42,657	$149,646
Apparel Labeling Solutions	83,720	81,604	2,116	84,407	82,291	2,116
Retail Merchandising Solutions	114,510	94,486	20,024	124,127	102,320	21,807
Total goodwill	$376,607	$210,524	$166,083	$400,837	$227,268	$173,569

We perform an assessment of goodwill by comparing each individual reporting unit’s carrying amount of net assets, including goodwill, to their fair value at least annually during the October month-end close and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The May 2011 acquisition of the Shore to Shore businesses included a purchase price payment to escrow of $17.5 million related to the 2010 performance of the acquired business. This amount is subject to adjustment pending final determination of the 2010 performance and could result in an additional purchase price payment of up to $6.3 million. We are currently involved in an arbitration process in order to require the seller to provide audited financial information related to the 2010 performance. Once the final information is received and the calculation of the final purchase price is agreed to by both parties, the final adjustment to the purchase price will be recognized through earnings. Acquisition related costs incurred in connection with the transaction, including legal and other arbitration-related costs, are recognized within Acquisition Costs in the Consolidated Statement of Operations and approximate $41 thousand and $0.1 million for the three and six months ended June 28, 2015, respectively, without a comparable expense for the three and six months ended June 29, 2014.

Note 4. DEBT

Debt as of June 28, 2015 and December 28, 2014 consisted of the following:

(amounts in thousands)	June 28, 2015	December 28, 2014
2013 Senior Secured Credit Facility:
$200 million variable interest rate revolving credit facility maturing in 2018	$65,000	$65,000
Full-recourse factoring liabilities	46	83
Bank overdraft credit facility	73	65
Capital leases with maturities through 2020	213	249
Total	65,332	65,397
Less current portion	186	236
Total long-term portion	$65,146	$65,161

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

Pursuant to the terms of the 2013 Senior Secured Credit Facility, we are subject to various requirements, including covenants requiring the maintenance of (i) a maximum total leverage ratio of 3.00 and (ii) a minimum interest coverage ratio of 3.00. We are in compliance with the maximum total leverage ratio and minimum interest coverage ratio as of June 28, 2015. The 2013 Senior Secured Credit Facility also contains customary representations and warranties, affirmative and negative covenants, notice provisions and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Upon a default under the 2013 Senior Secured Credit Facility, including the non-payment of principal or interest, our obligations under the 2013 Credit Agreement may be accelerated and the assets securing such obligations may be sold.

As of June 28, 2015, there were $1.4 million in issued letters of credit outstanding under the 2013 Senior Secured Credit Facility.

Financing Liability

In June 2011, we sold, to a financial institution in Spain, rights to future customer receivables resulting from the negotiated extension of previously executed sales-type lease arrangements, whose receivables were previously sold. The 2011 transaction qualified as a legal sale without recourse. However, until the receivables are recognized, the proceeds from the fiscal 2011 legal sale are accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets. The balance of the financing liability is $31.3 million and $33.1 million as of June 28, 2015 and December 28, 2014, respectively. We impute a non-cash interest charge on the financing liability using a rate of 6.365%, which we recognize as interest expense, until our right to recognize the legal sales permits us to de-recognize the liability and record operating income on the sale. We recognized interest expense related to the financing liability for the three and six months ended June 28, 2015 of $0.5 million and $1.0 million, respectively. The recognized interest expense related to the financing liability for the three and six months ended June 29, 2014 was $0.6 million and $1.1 million, respectively.

During fiscal 2016 through 2018, when we are permitted to recognize the lease receivables upon the commencement of the lease extensions, we expect to de-recognize both the associated receivables and the related financing liability and record other operating income on the sale. At this point, our obligation under the financing liability will have been extinguished.

In March 2015, we again sold rights to future customer receivables to a financial institution in Spain resulting from the negotiated extension of previously executed sales-type lease arrangements. The 2015 transaction qualified as a legal sale without recourse. For the three and six months ended June 28, 2015, we recognized $0.1 million and $0.5 million of income, respectively, on the sale in Other Operating Income on our Consolidated Statement of Operations. A portion of the receivables were previously sold to another financial institution and we did not complete the reacquisition of these receivables until after the end of the first quarter of 2015. Therefore, a portion of the proceeds from the fiscal 2015 legal sale were accounted for as a financing arrangement and reflected as Financing Liability in our Consolidated Balance Sheets until the reacquisition of the receivables was completed in the second quarter of 2015.

Note 5. STOCK-BASED COMPENSATION

Stock-based compensation cost recognized in operating results (included in selling, general, and administrative expenses) for the three and six months ended June 28, 2015 was $1.5 million and $3.0 million ($1.5 million and $2.9 million, net of tax), respectively. For the three and six months ended June 29, 2014, the total compensation expense was $1.4 million and $2.9 million ($1.4 million and $2.8 million, net of tax), respectively. The associated actual tax benefit realized for the tax deduction from option exercises of share-based payment units and awards released equaled $0.1 million and $0.1 million for the six months ended June 28, 2015 and June 29, 2014, respectively.

Stock Options

Option activity under the principal option plans as of June 28, 2015 and changes during the six months ended June 28, 2015 were as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2014	2,349,447	$17.77	3.98	$2,716
Granted	266,080	13.40
Exercised	(11,377)	9.42
Forfeited or expired	(381,538)	18.89
Outstanding at June 28, 2015	2,222,612	$17.10	4.70	$758
Vested and expected to vest at June 28, 2015	2,120,446	$17.26	4.47	$755
Exercisable at June 28, 2015	1,717,387	$18.37	3.47	$554

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 28, 2015. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised for the six months ended June 28, 2015 and June 29, 2014 was $40 thousand and $0.1 million, respectively.

As of June 28, 2015, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

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

The weighted-average fair values and assumptions were as follows:

Six months ended	June 28, 2015	June 29, 2014
Weighted-average fair value of grants	$5.48	$6.42
Valuation assumptions:
Expected life (in years)	5.51	5.12
Expected dividend yield	0.00%	0.00%
Expected volatility	45.95%	48.12%
Risk-free interest rate	1.541%	1.464%

Restricted Stock Units

Nonvested restricted stock units as of June 28, 2015 and changes during the six months ended June 28, 2015 were as follows:

	Number of Shares	Weighted- Average Vest Date (in years)	Weighted- Average Grant Date Fair Value
Nonvested at December 28, 2014	940,857	0.56	$17.11
Granted	331,000		$12.61
Vested	(290,938)		$12.93
Forfeited	(33,644)		$14.73
Nonvested at June 28, 2015	947,275	1.23	$16.91
Vested and expected to vest at June 28, 2015	850,831	1.15
Vested and deferred at June 28, 2015	424,375	—

The total fair value of restricted stock awards vested during the first six months of 2015 was $3.8 million as compared to $2.9 million in the first six months of 2014. As of June 28, 2015, there was $4.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock units (RSUs), including amounts related to performance-based RSUs detailed below. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The following performance-based awards of restricted stock units (RSUs) are included in the balance of nonvested RSUs at June 28, 2015 in the table above. There were no new awards of performance-based RSUs in the first six months of 2015.

On February 27, 2014, RSUs were awarded to certain key employees as part of the LTIP 2014 plan. The number of shares for these units varies based on the growth of our earnings before interest, taxes, depreciation, and amortization (EBITDA) during the January 2014 to December 2016 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The weighted average price for these RSUs was $14.90 per share. Compensation expense of $0.1 million and $0.1 million was recognized in connection with these RSUs for the six months ended June 28, 2015 and June 29, 2014, respectively. As of June 28, 2015, total unamortized compensation expense for this grant was $0.5 million. As of June 28, 2015, the maximum achievable RSUs outstanding under this plan are 137,820 units. These RSUs reduce the shares available to grant under the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the 2004 Plan).

On February 27, 2013, RSUs were awarded to certain key employees as part of the LTIP 2013 plan. These awards have a market condition. The number of shares for these units varies based on the relative ranking of our total shareholder return (TSR) against the TSRs of the constituents of the Russell 2000 Index during the January 2013 to December 2015 performance period. The final value of these units will be determined by the number of shares earned. The value of these units is charged to compensation expense on a straight-line basis over the vesting period with periodic adjustments to account for changes in anticipated award amounts and estimated forfeitures rates. The grant date fair value for these RSUs was $11.91 per share. Additional RSUs related to the LTIP 2013 plan were awarded on May 28, 2013, with a grant date fair value of $11.56 per share. Compensation expense of $8 thousand and $47 thousand was recognized in connection with these RSUs for the six months ended June 28, 2015 and June 29, 2014, respectively. As of June 28, 2015, total unamortized compensation expense for these grants was $31 thousand. As of June 28, 2015, the maximum achievable RSUs outstanding under this plan are 22,500 units. These RSUs reduce the shares available to grant under the 2004 Plan.

2015 Incentive Award Plan

In April 2015, the Board of Directors adopted the Checkpoint Systems, Inc. 2015 Incentive Award Plan (the 2015 Plan), with shareholder approval obtained at the annual meeting of shareholders held on June 3, 2015. Upon approval of the 2015 Plan, no additional awards are to be made under the Checkpoint Systems, Inc. Amended and Restated 2004 Omnibus Incentive Compensation Plan (the 2004 Plan). All awards previously granted under the 2004 Plan will remain subject to the terms of the 2004 Plan. The 2015 Plan authorizes the issuance of a total of 3,877,777 shares of common stock, which will be reduced by any shares issued pursuant to awards granted under the 2004 Plan after December 28, 2014. This represents an increase of 1,252,766 shares over the current reserve in the 2004 Plan. In addition, subject to certain limitations, shares covered by an award granted under the 2015 Plan or shares covered by an award previously granted under the 2004 Plan which expire or are canceled without having been exercised in full or that are forfeited or repurchased shall be added to the shares of Common Stock authorized for issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In April 2015, the Board of Directors adopted the 2015 Employee Stock Purchase Plan (the 2015 ESPP), with shareholder approval obtained at the annual meeting of shareholders held on June 3, 2015. The 2015 ESPP is designed to replace the Checkpoint Systems, Inc. 423 Employee Stock Purchase Plan (the Prior ESPP). We exhausted the number of shares available for issuance under the Prior ESPP at the end of March 2015. In connection with the adoption of the 2015 ESPP, we registered an additional 600,000 shares of common stock in a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, on March 31, 2015.

Other Compensation Arrangements

On March 15, 2010, we initiated a plan in which time-vested cash unit awards were granted to eligible employees. The time-vested cash unit awards under this plan vest evenly over two or three years from the date of grant. The total amount accrued related to the plan equaled $0.4 million as of June 28, 2015, of which $0.3 million and $0.5 million was expensed for the three and six months ended June 28, 2015. The total amount accrued related to the plan equaled $0.4 million as of June 29, 2014, of which $0.3 million and $0.6 million was expensed for the three and six months ended June 29, 2014. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

On May 2, 2013 a cash-based performance award was awarded to our CEO under the terms of our LTIP 2013 plan. Our relative TSR performance determines the payout as a percentage of an established target cash amount of $0.4 million. Because the final payout of the award is made in cash, the award is classified as a liability and the fair value is marked-to-market each reporting period. As of June 28, 2015, the fair value of the award is $0.05 per dollar of the target cash amount awarded. The value of this award is charged to compensation expense on a straight-line basis over the vesting period. Compensation expense of $103 thousand was reversed in the first six months of 2015. For the first six months of 2014, $29 thousand was charged to compensation expense. The associated liability is included in Accrued Compensation and Related Taxes in the accompanying Consolidated Balance Sheets.

To determine the fair value of the cash-based performance award as of June 28, 2015, we used a Monte Carlo simulation using the following assumptions: (i) expected volatility of 32.82%, (ii) risk-free rate of 0.08%, and (iii) an expected dividend yield of zero.

Note 6. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest and income taxes for the six months ended June 28, 2015 and June 29, 2014 were as follows:

(amounts in thousands)
Six months ended	June 28, 2015	June 29, 2014
Interest	$724	$1,026
Income tax payments	$3,575	$4,014

As of June 28, 2015 and June 29, 2014, we accrued $0.9 million and $0.6 million of capital expenditures, respectively. These amounts were excluded from the Consolidated Statements of Cash Flows at June 28, 2015 and June 29, 2014 since they represent non-cash investing activities. Accrued capital expenditures at June 28, 2015 and June 29, 2014 are included in Accounts Payable and Other Accrued Expenses on the Consolidated Balance Sheets. A special dividend was declared on March

5, 2015. The cash portion of the Dividend of $21.0 million was paid to common shareholders on April 10, 2015. The non-cash portion of the Dividend of $0.4 million was also credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net (loss) earnings available to common stockholders	$(5,407)	$9,854	$(6,152)	$9,725

Shares:
Weighted-average number of common shares outstanding	42,071	41,678	41,961	41,609
Shares issuable under deferred compensation agreements	885	360	845	353
Basic weighted-average number of common shares outstanding	42,956	42,038	42,806	41,962
Common shares assumed upon exercise of stock options and awards	—	273	—	308
Unvested shares issuable under deferred compensation arrangements	—	13	—	17
Dilutive weighted-average number of common shares outstanding	42,956	42,324	42,806	42,287
Basic (loss) earnings per share	$(0.13)	$0.23	$(0.14)	$0.23
Diluted (loss) earnings per share	$(0.13)	$0.23	$(0.14)	$0.23

Anti-dilutive potential common shares are not included in our earnings per share calculation. The Long-term Incentive Plan restricted stock units were excluded from our calculation due to performance vesting criteria not being met.

The number of anti-dilutive common share equivalents for the three and six months ended June 28, 2015 and June 29, 2014 were as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Weighted-average common share equivalents associated with anti-dilutive stock options and restricted stock units excluded from the computation of diluted EPS(1)	2,424	2,315	2,317	2,107

(1)
Stock options and awards of 146 thousand and 219 thousand shares and deferred compensation arrangements of 21 thousand and 29 thousand shares were anti-dilutive in the first three and six months of 2015 and were therefore excluded from the earnings per share calculation due to our net loss for the period.

Note 8. INCOME TAXES

The effective tax rate for the six months ended June 28, 2015 was 9.2% as compared to 23.6% for the six months ended June 29, 2014. The change in the effective tax rate for the six months ended June 28, 2015 was due to the mix of income between subsidiaries and increased losses for entities with valuation allowances for which no tax benefit is received.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of June 28, 2015 and December 28, 2014, we had net deferred tax assets of $10.4 million and $12.8 million, respectively.

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

Included in Other Current Assets as of June 28, 2015, is a current income tax receivable of $6.9 million. This amount represents a net receivable of $2.4 million as of December 28, 2014, year to date estimated tax payments made in excess of refunds received in the amount of $3.9 million, and current tax benefit recorded on our year to date pretax income of $0.6 million. Included in Other Current Liabilities is our current deferred tax liability of $2.7 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.9 million and $16.4 million at June 28, 2015 and December 28, 2014, respectively. Penalties and tax-related interest expense are reported as a component of Income Tax Expense on our Consolidated Statement of Operations. During the six months ended June 28, 2015 we recognized no interest and penalties expense compared to an interest and penalties benefit of $0.1 million during the six months ended June 29, 2014. As of June 28, 2015 and December 28, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $2.8 million and $4.3 million, respectively.

As of June 28, 2015 and December 28, 2014, $16.1 million and $16.1 million, respectively, of our unrecognized tax benefits, penalties, and interest were recorded as a component of Other Long-Term Liabilities on the Consolidated Balance Sheets.
We file income tax returns in the U.S. and in various states, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. It is possible that these examinations may be resolved within twelve months. Due to the expiration of various statutes of limitation and the potential resolution of federal, state, and foreign examinations, it is reasonably possible that the gross unrecognized tax benefits balance may decrease within the next twelve months by $4.6 million.

We are currently under audit in the following major jurisdictions: India - 2012 to 2013, France - 2012 to 2013, and Canada - 2011 to 2014. During the current quarter we resolved an audit with the German tax authorities for tax years 2006 to 2009 with no impact to income tax expense. The following major jurisdictions have tax years that remain subject to examination: Germany - 2010 to 2014, United States - 2011 to 2014, China - 2012 to 2014 and Hong Kong - 2008 to 2014. Our tax returns for open years in all jurisdictions are subject to changes upon examination.

We operate under tax holidays in certain countries, which are effective through dates ranging from 2015 to 2017, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon our meeting certain employment and investment thresholds.

Note 9. PENSION BENEFITS

The components of net periodic benefit cost for the three and six months ended June 28, 2015 and June 29, 2014 were as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$297	$283	$601	$565
Interest cost	525	917	1,060	1,833
Expected return on plan assets	(33)	(1)	(67)	(1)
Amortization of actuarial loss	733	386	1,483	771
Amortization of prior service costs	7	3	13	6
Net periodic pension cost	$1,529	$1,588	$3,090	$3,174

We expect the cash requirements for funding the pension benefits to be approximately $4.3 million during fiscal 2015, including $2.2 million which was funded during the six months ended June 28, 2015.

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

The following tables represent our assets and liabilities measured at fair value on a recurring basis as of June 28, 2015 and December 28, 2014 and the basis for that measurement:

	June 28, 2015
(amounts in thousands)	Total Fair Value Measurement June 28, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$19	$—	$19	$—
Total assets	$19	$—	$19	$—

Foreign currency forward exchange contracts	$37	$—	$37	$—
Total liabilities	$37	$—	$37	$—

	December 28, 2014
(amounts in thousands)	Total Fair Value Measurement December 28, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency forward exchange contracts	$55	$—	$55	$—
Total assets	$55	$—	$55	$—

Foreign currency forward exchange contracts	$23	$—	$23	$—
Total liabilities	$23	$—	$23	$—

We believe that the fair values of our current assets and current liabilities (cash, accounts receivable, accounts payable, and other current liabilities) approximate their reported carrying amounts. The carrying values and the estimated fair values of non-current financial assets and liabilities that qualify as financial instruments and are not measured at fair value on a recurring basis at June 28, 2015 and December 28, 2014 are summarized in the following table:

	June 28, 2015		December 28, 2014
(amounts in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt (including current maturities and excluding capital leases and factoring)(1)
2013 Senior secured credit facility	$65,000	$65,000	$65,000	$65,000

(1)	The carrying amounts are reported on the Consolidated Balance Sheets under the indicated captions.

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

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of June 28, 2015 and December 28, 2014:

	June 28, 2015				December 28, 2014
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other current assets	$19	Other current liabilities	$37	Other current assets	$55	Other current liabilities	$23
Total derivatives not designated as hedging instruments		19		37		55		23
Total derivatives		$19		$37		$55		$23

The following table represents the amounts affecting the Consolidated Statements of Operations for the three and six months ended June 28, 2015 and June 29, 2014:

	Quarter				Six months
	(13 weeks) Ended				(26 weeks) Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
(amounts in thousands)	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$564	Other gain (loss), net	$(36)	Other gain (loss), net	$275	Other gain (loss), net	$(66)	Other gain (loss), net

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of June 28, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $5.4 million. The fair values of the forward exchange contracts were reflected as a $19 thousand asset and a $37 thousand liability included in Other Current Assets and Other Current Liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

Note 11. PROVISION FOR RESTRUCTURING

Profit Enhancement Plan

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. The projects included in this plan are currently underway, with final headcount reductions expected to be recognized by the fourth quarter of 2015. For the six months ended June 28, 2015, the net charge to earnings of $1.7 million represents the current year activity related to the Profit Enhancement Plan. Total costs of the plan are $7.0 million through the end of the second quarter of 2015. Termination benefits are planned to be paid 1 month to 24 months after termination.

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

For the six months ended June 28, 2015, the net release to earnings of $0.1 million represents the current year activity related to the Global Restructuring Plan including Project LEAN. Total costs related to the plan of $60 million have been incurred through June 28, 2015. All terminations for the plan were substantially completed during the fourth quarter of 2014. Termination benefits are planned to be paid 1 month to 24 months after termination.

Restructuring expense for the three and six months ended June 28, 2015 and June 29, 2014 was as follows:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Profit Enhancement Plan
Severance and other employee-related charges	$170	$—	$1,516	$—
Other exit costs	116	—	163	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	(13)	272	(102)	1,844
Asset impairments	—	—	—	172
Other exit costs	11	99	11	242
SG&A Restructuring Plan
Severance and other employee-related charges	—	(30)	—	(25)
Total	$284	$341	$1,588	$2,233

Restructuring accrual activity for the six months ended June 28, 2015 was as follows:

(amounts in thousands)	Accrual at Beginning of Year	Charged to Earnings	Charge Reversed to Earnings	Cash Payments	Exchange Rate Changes	Accrual at June 28, 2015
Profit Enhancement Plan
Severance and other employee-related charges	$4,082	$2,206	$(690)	$(2,878)	$(264)	$2,456
Other exit costs(1)	—	163	—	(163)	—	—
Global Restructuring Plan (including LEAN)
Severance and other employee-related charges	2,050	61	(163)	(1,232)	(153)	563
Other exit costs (2)	15	11	—	(11)	—	15
SG&A Restructuring Plan
Severance and other employee-related charges	108	—	—	(45)	(8)	55
Total	$6,255	$2,441	$(853)	$(4,329)	$(425)	$3,089

(1)	During the first six months of 2015, there was a net charge to earnings of $0.2 million primarily due to restructuring agent costs and legal costs in connection with the restructuring plan.

(2)	During the first six months of 2015, there was a net charge to earnings of $11 thousand primarily due to lease costs in connection with the restructuring plan.

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

While the appeal was still pending, the U.S. Supreme Court agreed to hear two cases (Octane Fitness, LLC v. ICON Health & Fitness, Inc. and Highmark, Inc. v. Allcare Health Management Systems) arguing that the governing standard for finding a case exceptional under 35 U.S.C. § 285 was too rigid. On December 30, 2013, based on the Supreme Court’s willingness to re-evaluate the exceptional case standard, defendants requested that the Supreme Court also hear our case. On April 29, 2014, the Supreme Court issued its rulings in Octane Fitness and Highmark and relaxed the standard for determining when a case is exceptional. As a result, on May 5, 2014, the Supreme Court vacated the judgment of the Appellate Court in our case

(reinstating the Pennsylvania Court’s exceptional case finding) and sent the case back to the Appellate Court for further consideration in light of the new standards set forth in Octane Fitness and Highmark. On June 10, 2014, defendants filed a motion in the Appellate Court asking that the Appellate Court either affirm the Pennsylvania Court’s exceptional case finding outright or send the case back to the Pennsylvania Court so that it could consider the case again under the new exceptional case standard. On June 23, 2014, we filed our opposition to the motion to remand and moved the Appellate Court to once again reverse the Pennsylvania Court’s exceptional case finding. On October 14, 2014, the Appellate Court remanded the case to the Pennsylvania Court for further proceedings. We do not believe it is probable that the case will ultimately be decided against us and therefore there is no amount reserved for this matter as of June 28, 2015.

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

Our legal fees related to the USS matter were being paid pursuant to our coverage under insurance policies with American Home Assurance Company and National Union Fire Insurance Company of Pittsburgh, Pa. (AIG). On July 9, 2014, AIG filed a complaint against us in the Superior Court of New Jersey (the New Jersey Court) claiming that AIG has no duty to defend or indemnify us under the insurance policies as they relate to the USS matter. AIG also claims reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf that are not covered by insurance as well as our reimbursement of AIG’s legal costs related to this matter. AIG continued to pay on our behalf most of our legal fees, costs, and expenses related to this matter. In May 2015, we engaged in formal discussions with AIG regarding the possibility of reaching a settlement of this matter in advance of the scheduled hearing in July 2015. In early June, we discussed the possibility of settling this matter with our Board of Directors and, on June 3, 2015, we obtained their approval to make a settlement offer. On June 26, 2015, we entered into a settlement with AIG. Pursuant to the settlement, we paid approximately $9.0 million to AIG in exchange for full and final resolution of this matter between the parties. Further pursuant to this settlement, each party will be responsible for a portion of the legal fees, costs, and expenses at issue in the litigation, and AIG is released from any further obligation with respect to future defense costs and indemnity in connection with the USS litigation.

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

	Quarter				Six months
	(13 weeks) Ended				(26 weeks) Ended
(amounts in thousands)	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
Business segment net revenue:
Merchandise Availability Solutions	$91,327	(1)	$111,478	(2)	$172,853	(3)	$204,942	(4)
Apparel Labeling Solutions	46,942		47,659		84,127		89,740
Retail Merchandising Solutions	9,281		11,788		19,112		23,649
Total revenues	$147,550		$170,925		$276,092		$318,331
Business segment gross profit:
Merchandise Availability Solutions	$43,122		$51,262		$84,407		$95,204
Apparel Labeling Solutions	14,843		17,251		26,391		31,336
Retail Merchandising Solutions	3,532		3,994		7,236		8,253
Total gross profit	61,497		72,507		118,034		134,793
Operating expenses	65,985	(5)	59,520	(6)	122,856	(7)	119,640	(8)
Interest expense, net	(758)		(914)		(1,469)		(1,903)
Other gain (loss), net	(859)		(442)		(488)		(528)
(Loss) earnings before income taxes	$(6,105)		$11,631		$(6,779)		$12,722

(1)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $33.9 million, $26.1 million, and $24.3 million, respectively, representing more than 10% of total revenue.

(2)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $46.4 million, $30.7 million, and $28.3 million, respectively, representing more than 10% of total revenue.

(3)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $65.2 million, $47.2 million, and $46.4 million, respectively, representing more than 10% of total revenue.

(4)	Includes net revenue from EAS systems, Alpha® and EAS consumables of $86.5 million, $55.5 million and $52.7 million, respectively, representing more than 10% of total revenue.

(5)	Includes a $0.3 million restructuring charge, a $9.0 million litigation settlement, and a $41 thousand acquisition charge.

(6)	Includes a $0.3 million restructuring charge.

(7)	Includes a $1.6 million restructuring charge, a $9.0 million litigation settlement, a $0.8 million management transition charge, and a $0.1 million acquisition charge.

(8)	Includes a $2.2 million restructuring charge.

Note 14. SUBSEQUENT EVENTS

Share Repurchase Program

In July 2015, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $30 million of our common stock. The repurchase program will be funded using our available cash and is expected to be executed over the next two years. We are authorized to repurchase from time to time shares of our outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases, and the prices at which such purchases may be made, will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the program.

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

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through June 28, 2015 are $7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $6 million in savings to be realized in 2015.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 28, 2015 Compared to Thirteen Weeks Ended June 29, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
Net revenues
Merchandise Availability Solutions	61.9%	65.2%	(18.1)%
Apparel Labeling Solutions	31.8	27.9	(1.5)
Retail Merchandising Solutions	6.3	6.9	(21.3)
Net revenues	100.0	100.0	(13.7)
Cost of revenues	58.3	57.6	(12.6)
Gross profit	41.7	42.4	(15.2)
Selling, general, and administrative expenses	35.2	32.4	(6.3)
Research and development	3.3	2.2	29.2
Restructuring expenses	0.2	0.2	(16.7)
Litigation settlement	6.1	—	N/A
Acquisition costs	—	—	N/A
Other operating income	(0.1)	—	N/A
Operating (loss) income	(3.0)	7.6	(134.6)
Interest income	0.2	0.2	(18.6)
Interest expense	0.7	0.7	(17.4)
Other gain (loss), net	(0.6)	(0.3)	(94.3)
(Loss) earnings before income taxes	(4.1)	6.8	(152.5)
Income tax (benefit) expense	(0.4)	1.0	(139.3)
Net (loss) earnings	(3.7)%	5.8%	(154.9)%

Net Revenues

Revenues for the second quarter of 2015 compared to the second quarter of 2014 decreased $23.3 million, or 13.7%, to $147.6 million from $170.9 million. Foreign currency translation had a negative impact on revenues of approximately $14.6 million, or 8.5%, in the second quarter of 2015 as compared to the second quarter of 2014.

(amounts in millions)			Dollar Amount Change	Percentage Change
Quarter (13 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2015 vs. Fiscal 2014
Net revenues:
Merchandise Availability Solutions	$91.3	$111.5	$(20.2)	(18.1)%
Apparel Labeling Solutions	47.0	47.6	(0.6)	(1.5)
Retail Merchandising Solutions	9.3	11.8	(2.5)	(21.3)
Net revenues	$147.6	$170.9	$(23.3)	(13.7)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $20.2 million, or 18.1%, during the second quarter of 2015 compared to the second quarter of 2014. After considering the foreign currency translation negative impact of $10.0 million, or 9.0%, revenues decreased $10.2 million primarily due to decreases in EAS Systems, Alpha®, and EAS Consumables, partially offset by increases in Merchandise Visibility™ (RFID).

EAS Systems revenues decreased in the second quarter of 2015 as compared to the second quarter of 2014, primarily due to the sunset of some chain-wide projects in North America, Europe, and Asia. In July 2015, we began a new EAS hardware roll-out with a major Asian retailer. We expect 2015 roll-outs to improve our year-over-year comparison in the second half of 2015.

Alpha® revenues decreased in the second quarter of 2015 as compared to the second quarter of 2014, primarily due to weaker sales in the U.S. and to a lesser extent decreases in sales in Europe, Asia Pacific, and International Americas. This is due to strong sales in 2014 without comparable levels of demand in 2015. We expect our global Alpha® revenues in 2015 to remain constant despite significant competition entering the market. Growth is expected to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

EAS Consumables revenues decreased in the second quarter of 2015 as compared to the second quarter of 2014, primarily due to weaker EAS labels sales in the U.S. and to a lesser extent decreases in sales in Europe and Asia Pacific, offset by increases in Hard Tag @ Source™ revenues in the U.S. We continue to pursue selective growth opportunities by working with customers, vendors, and expanding to new categories.

Merchandise Visibility™ (RFID) revenues increased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to a substantial roll-out with RFID enabled technology in Europe in the second quarter of 2015, with less significant roll-outs in the second quarter of 2014. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $0.6 million, or 1.5%, in the second quarter of 2015 as compared to the second quarter of 2014. After considering the foreign currency translation negative impact of $2.5 million, the increase of $1.9 million in ALS revenues was primarily due to increases in Europe resulting from higher demand for RFID labels. RFID labels grew more than 20% year-over-year due to new customer roll-outs with RFID enabled technology, while our legacy ticket and tag business was effectively flat despite significant competitive pricing pressures in certain geographies. We expect to see some modest growth during the remainder of 2015 in our Apparel Labeling Solutions business as we continue to build on new business developments in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions (RMS) revenues decreased $2.5 million, or 21.3%, in the second quarter of 2015 as compared to the second quarter of 2014. After considering the foreign currency translation negative impact of $2.1 million, the decrease of $0.4 million in RMS reflects the sunset of a major project in North America and softer retail display sales in Asia. We anticipate Hand-held Labeling Solutions (HLS) will face difficult revenue trends due to the continued shifts in market demand for HLS products.

Gross Profit

During the second quarter of 2015, gross profit decreased $11.0 million, or 15.2%, to $61.5 million from $72.5 million in the second quarter of 2014. The negative impact of foreign currency translation on gross profit was approximately $3.8 million, or 5.2%, in the second quarter of 2015 as compared to the second quarter of 2014. Gross profit, as a percentage of net revenues, decreased to 41.7% in the second quarter of 2015 from 42.4% in the second quarter of 2014.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased to 47.2% in the second quarter of 2015 from 46.0% in the second quarter of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS Systems, Alpha®, and Merchandise Visibility (RFID) due primarily to our operational initiatives in field service, professional services, pricing and supply chain optimization. The margin improvement was partially offset by the stronger U.S. Dollar eroding overall supply chain margins, as well as unfavorable manufacturing variances in our EAS Consumables factories from lower production volumes and higher input costs.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 31.6% in the second quarter of 2015 from 36.2% in the second quarter of 2014. The decrease in the gross profit percentage of Apparel Labeling Solutions is mainly due to the weaker Euro, accelerated depreciation on machinery in Asia that has been removed from production, under-absorption due to lower production volumes and competitive pricing pressures in certain geographies due to market overcapacity.

Retail Merchandising Solutions

The Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 38.1% in the second quarter of 2015 from 33.9% in the second quarter of 2014. The increase in Retail Merchandising Solutions gross profit percentage was primarily due to our margin improvement initiatives.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $3.5 million, or 6.3%, during the second quarter of 2015 compared to the second quarter of 2014. Foreign currency had a favorable impact on the 2015 expense of $4.8 million. After considering the foreign currency translation impact, SG&A expenses increased $1.3 million. The benefits of our cost reduction initiatives were more than offset by incremental spending increases related to our strategic initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $4.9 million, or 3.3% of revenues, in the second quarter of 2015 compared to the $3.8 million, or 2.2% of revenues in the second quarter of 2014, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $0.3 million, or 0.2% of revenues in the second quarter of 2015 compared to $0.3 million or 0.2% of revenues in the second quarter of 2014. The decrease is due to the wind-down of the Global Restructuring Plan, including Project LEAN partially offset by additional expense incurred related to the initiation of our Profit Enhancement Plan in September 2014.

Litigation Settlement

During the second quarter of 2015, we incurred a litigation settlement expense of $9.0 million relating to a litigation settlement entered into by us on June 26, 2015 with AIG related to its claims for reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf for the defense of the USS matter as described in Note 12 to the Consolidated Financial Statements.

Other Operating Income

Other operating income for the second quarter of 2015 increased $0.1 million from the comparable quarter in 2014. The increase is due to the sale of customer-related receivables associated with the renewal and extension of sales-type lease arrangements which occurred in March 2015. A portion of the proceeds from the legal sale, as described in Note 4 to the Consolidated Financial Statements, was accounted for as a financing arrangement as of the end of the first quarter of 2015 until the reacquisition of the receivables was completed in the second quarter of 2015. There were no sales of customer-related receivables in the second quarter of 2014.

Interest Income and Interest Expense

Interest income for the second quarter of 2015 was $0.2 million which is comparable to the $0.3 million recognized in the second quarter of 2014.

Interest expense for the second quarter of 2015 decreased $0.2 million from the comparable quarter in 2014. The decrease in interest expense was primarily due to significant reductions in the outstanding balance on our Senior Secured Credit Facility as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.9 million in the second quarter of 2015 compared to a net loss of $0.4 million in the second quarter of 2014. The change was primarily due to a $0.9 million foreign exchange loss during the second quarter of 2015 compared to a $0.3 million foreign exchange loss in the second quarter of 2014. The increased foreign exchange loss is primarily attributed to U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The effective tax rate for the second quarter of 2015 was 11.4% as compared to 15.3% for the second quarter of 2014. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net (Loss) Earnings

Net loss was $5.4 million, or $(0.13) per diluted share, during the second quarter of 2015 compared to net earnings of $9.9 million, or $0.23 per diluted share, during the second quarter of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 43.0 million and 42.3 million for the second quarters of 2015 and 2014, respectively.

Twenty-six Weeks Ended June 28, 2015 Compared to Twenty-six Weeks Ended June 29, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Net Revenues		Percentage Change In Dollar Amount
Six months (26 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
Net revenues
Merchandise Availability Solutions	62.6%	64.4%	(15.7)%
Apparel Labeling Solutions	30.5	28.2	(6.3)
Retail Merchandising Solutions	6.9	7.4	(19.2)
Net revenues	100.0	100.0	(13.3)
Cost of revenues	57.2	57.7	(13.9)
Gross profit	42.8	42.3	(12.4)
Selling, general, and administrative expenses	37.4	34.4	(5.9)
Research and development	3.4	2.4	23.0
Restructuring expenses	0.6	0.7	(28.9)
Litigation settlement	3.3	—	N/A
Acquisition costs	—	—	N/A
Other operating income	(0.2)	—	N/A
Operating (loss) income	(1.7)	4.8	(131.8)
Interest income	0.2	0.2	(16.8)
Interest expense	0.7	0.8	(21.5)
Other gain (loss), net	(0.3)	(0.2)	7.6
(Loss) earnings before income taxes	(2.5)	4.0	(153.3)
Income tax (benefit) expense	(0.3)	0.9	(120.9)
Net (loss) earnings	(2.2)%	3.1%	(163.3)%

Net Revenues

Revenues for the first six months of 2015 compared to the first six months of 2014 decreased $42.2 million, or 13.3%, to $276.1 million from $318.3 million. Foreign currency translation had a negative impact on revenues of approximately $26.1 million, or 8.2%, in the first six months of 2015 as compared to the first six months of 2014.

(amounts in millions)			Dollar Amount Change	Percentage Change
Six months (26 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014	Fiscal 2015 vs. Fiscal 2014
Net revenues:
Merchandise Availability Solutions	$172.9	$205.0	$(32.1)	(15.7)%
Apparel Labeling Solutions	84.1	89.7	(5.6)	(6.3)
Retail Merchandising Solutions	19.1	23.6	(4.5)	(19.2)
Net revenues	$276.1	$318.3	$(42.2)	(13.3)%

Merchandise Availability Solutions

Merchandise Availability Solutions (MAS) revenues decreased $32.1 million, or 15.7%, during the first six months of 2015 compared to the first six months of 2014. After considering the foreign currency translation negative impact of $18.0 million, revenues decreased $14.1 million, or 6.9%, primarily due to decreases in EAS systems and Alpha®. There were also less significant decreases in EAS consumables and CheckView®. These decreases were partially offset by an increase in Merchandise Visibility™ (RFID).

EAS systems revenues decreased in the first six months of 2015 as compared to the first six months of 2014, primarily due to large roll-outs in the U.S., Europe, and Asia that were ongoing in the first six months of 2014 without comparable projects for 2015. In July 2015, we began a new EAS hardware roll-out with a major Asian retailer. We expect 2015 roll-outs to improve our year-over-year comparison in the second half of 2015.

Merchandise Visibility (RFID) revenues increased in the first six months of 2015 as compared to the first six months of 2014 as the business continues to gain traction with installations at several major retailers in the Europe. We continue to expand the number of retailers piloting with RFID-based inventory management solutions. We remain confident in our ability to grow this business as our solutions continue to deliver strong return on investment results to our customers. The rate of adoption remains under pressure due to financial challenges at key retail customers.

Alpha® revenues decreased in the first six months of 2015 as compared to the first six months of 2014, primarily due to strong sales in the U.S. and Asia with key customers in 2014 without comparable levels of demand in 2015. The decrease was partially offset by increases in Europe and International Americas primarily due to larger orders completed in the first six months of 2015 without comparable orders in 2014. We expect growth to be hindered due to lack of new customer build-ups which occurred in previous years and increased competitive pressure.

EAS consumables revenues decreased in the first six months of 2015 as compared to the first six months of 2014, primarily due to decreased EAS label revenues in the U.S. and Europe. This decrease was partially offset by increases in Hard Tag @ Source™ revenues in the U.S. We continue to pursue selective growth opportunities by working with customers, vendors, and expanding to new categories.

We now only provide CheckView® CCTV services in Asia in connection with EAS systems when our customers require combined security solutions. Due to our decreased focus on this business, our CheckView® Asia revenues decreased in the first six months of 2015 as compared to the first six months of 2014. This decline was mostly attributable to decreases in revenue in the first quarter of 2015 compared to the first quarter of 2014.

Apparel Labeling Solutions

Apparel Labeling Solutions (ALS) revenues decreased $5.6 million, or 6.3%, in the first six months of 2015 as compared to the first six months of 2014. After considering the foreign currency translation negative impact of $4.0 million, the revenues decreased $1.6 million, or 1.8%, driven by declines in sales volumes in Europe due to the impact of some market share loss and lower volumes with some key retailers. We expect to see some modest growth during the remainder of 2015 in our Apparel Labeling Solutions business as we continue to build on new business developments in both our core and RFID labels businesses.

Retail Merchandising Solutions

Retail Merchandising Solutions (RMS) revenues decreased $4.5 million, or 19.2%, in the first six months of 2015 as compared to the first six months of 2014. After considering the foreign currency translation negative impact of $4.0 million, the revenues decreased $0.5 million, or 2.2%, due to decreases in Hand-held Labeling Solutions (HLS) revenues reflecting the sunset of a major project in the U.S. partially offset by increases in Retail Display Solutions revenues. We anticipate HLS will continue to face difficult revenue trends due to the on-going shifts in market demand for HLS products.

Gross Profit

During the first six months of 2015, gross profit decreased $16.8 million, or 12.4%, to $118.0 million from $134.8 million in the first six months of 2014. Foreign currency translation had a negative impact on gross profit of approximately $7.0 million, or 5.2%, in the first six months of 2015 as compared to the first six months of 2014. Gross profit, as a percentage of net revenues, increased to 42.8% in the first six months of 2015 from 42.3% in the first six months of 2014.

Merchandise Availability Solutions

Merchandise Availability Solutions gross profit as a percentage of Merchandise Availability Solutions revenues increased to 48.8% in the first six months of 2015 from 46.5% in the first six months of 2014. The increase in the gross profit percentage of Merchandise Availability Solutions was due primarily to higher margins in EAS Systems, Alpha®, and Merchandise Visibility (RFID) due primarily to our operational initiatives in field service, professional services, pricing and supply chain optimization. Alpha® margins increased due to manufacturing cost savings, margin enhancement initiatives and favorable mix of sales towards higher margin products. Merchandise Visibility margins also increased as revenue growth drove strong utilization of our professional services team. The margin improvement was partially offset by the stronger U.S. Dollar eroding overall supply chain margins, as well as unfavorable manufacturing variances in our EAS Consumables factories from lower production volumes and higher input costs.

Apparel Labeling Solutions

Apparel Labeling Solutions gross profit as a percentage of Apparel Labeling Solutions revenues decreased to 31.4% in the first six months of 2015, from 34.9% in the first six months of 2014. The decrease in the gross profit percentage of Apparel Labeling Solutions is mainly due to the weaker Euro, accelerated depreciation on machinery in Asia that has been removed from production, overhead under-absorption due to lower production volumes and competitive pricing pressures in certain geographies due to market overcapacity.

Retail Merchandising Solutions

Retail Merchandising Solutions gross profit as a percentage of Retail Merchandising Solutions revenues increased to 37.9% in the first six months of 2015 from 34.9% in the first six months of 2014. The increase in Retail Merchandising Solutions gross profit percentage was primarily due to improvements in manufacturing efficiencies in the first six months of 2015 and an unfavorable inventory reserve adjustment recorded in the first six months of 2014 without a comparable adjustment in the first six months of 2015.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses decreased $6.5 million, or 5.9%, during the first six months of 2015 compared to the first six months of 2014. Foreign currency had a favorable impact on the 2015 expense of $8.7 million. After considering the foreign currency translation impact, SG&A expenses increased $2.2 million primarily due to management transition costs of $0.8 million incurred in the first quarter of 2015 without comparable expense in 2014. The benefits of our cost reduction initiatives were offset by incremental spending increases related to our strategic initiatives.

Research and Development Expenses

Research and development (R&D) expenses were $9.5 million, or 3.4% of revenues, in the first six months of 2015 and $7.7 million, or 2.4% of revenues, in the first six months of 2014, as we have increased our investment in the development of new products and solutions.

Restructuring Expenses

Restructuring expenses were $1.6 million, or 0.6% of revenues, in the first six months of 2015 compared to $2.2 million, or 0.7% of revenues, in the first six months of 2014. The decrease is a result of the completion of Project LEAN partially offset by additional expense incurred related to the continued execution of our Profit Enhancement Plan.

Litigation Settlement

During the second quarter of 2015, we incurred a litigation settlement expense of $9.0 million relating to a litigation settlement entered into by us on June 26, 2015 with AIG related to its claims for reimbursement of legal fees, costs, and expenses previously paid by AIG on our behalf for the defense of the USS matter as described in Note 12 to the Consolidated Financial Statements.

Acquisition Costs

Acquisition costs were $0.1 million for the first six months of 2015 without a comparable expense in 2014. The increase is due to additional legal and arbitration-related costs incurred for the May 2011 acquisition of the Shore to Shore businesses.

Other Operating Income

Other operating income for the first six months of 2015 increased $0.5 million from the comparable first six months of 2014. The increase is due to the sale of customer-related receivables associated with the renewal and extension of sales-type lease arrangements in the first six months of 2015. There were no sales of customer-related receivables in the first six months of 2014.

Interest Income and Interest Expense

Interest income was $0.5 million in the first six months of 2015 compared to $0.6 million in the first six months of 2014. The decrease in interest income was primarily due to decreased interest income recognized for sales-type leases.

Interest expense for the first six months of 2015 decreased $0.5 million from the first six months of 2014. The decrease in interest expense was primarily due to significant reductions in the outstanding balance on our Senior Secured Credit Facility as well as a reduction in non-cash imputed interest expense on our Financing Liability resulting from the weakening of the Euro against the US Dollar.

Other Gain (Loss), net

Other gain (loss), net was a net loss of $0.5 million in the first six months of 2015 compared to a net loss of $0.5 million in the first six months of 2014. The balances were primarily due to foreign exchange losses during the first six months of 2015 and 2014, respectively. The foreign exchange losses are primarily attributed to the U.S. Dollar and Euro fluctuations versus currencies in emerging markets where hedging is either impossible or impractical.

Income Taxes

The year to date effective tax rate for the first six months of 2015 was 9.2% as compared to the year to date effective rate for the first six months of 2014 of 23.6%. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net (Loss) Earnings

Net loss was $6.2 million, or $(0.14) per diluted share, during the first six months of 2015 compared to net earnings of $9.7 million, or $0.23 per diluted share, during the first six months of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.8 million and 42.3 million for the first six months of 2015 and 2014, respectively.

Liquidity and Capital Resources

We continue to execute our strategic plan in a volatile global economic environment. Our liquidity needs have been, and are expected to continue to be driven by acquisitions, capital investments, product development costs, potential future restructuring related to the rationalization of the business, and working capital requirements. We have met our liquidity needs primarily through cash generated from operations. Based on an analysis of liquidity utilizing conservative assumptions for the next twelve months, we believe that cash on hand from operating activities and funding available under our credit agreement should be adequate to service debt and working capital needs, meet our capital investment requirements, potential repurchases under our share repurchase program, other potential restructuring requirements, product development requirements, internally developed innovation and targeted strategic acquisitions requirements.

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

As of June 28, 2015, our cash and cash equivalents were $99.1 million compared to $135.5 million as of December 28, 2014. A significant portion of this cash is held overseas and can be repatriated. We do not expect to incur material costs associated with repatriation. Cash and cash equivalents changed in 2015 primarily due to $19.9 million of cash used in financing activities, $10.1 million of cash used in investing activities, an unfavorable $6.1 million effect of foreign currency, and $0.4 million of cash used in operating activities.

Cash used in operating activities was $21.7 million higher during the first six months of 2015 compared to the first six months of 2014. Our cash from operating activities was negatively impacted by a decrease in operating income, an increase in accounts receivable and other assets, and a decrease in other current liabilities, which was offset by decreased inventory investments and increased income taxes and accounts payable balances.

Cash used in investing activities was $3.5 million higher during the first six months of 2015 compared to the first six months of 2014. This was primarily due to an increase in the acquisition of property, plant, and equipment during the first six months of 2015 compared to the first six months of 2014.

Cash used in financing activities was $14.6 million higher during the first six months of 2015 compared to the first six months of 2014. This was due primarily to the payout of our dividend, which was partially offset by a reduction of debt levels in the first six months of 2014 compared to the first six months of 2015.

Our percentage of total debt to total equity as of June 28, 2015, was 22.2% compared to 19.9% as of December 28, 2014. As of June 28, 2015, our working capital was $201.8 million compared to $232.6 million as of December 28, 2014.

We continue to reinvest in the Company through our investment in technology and process improvement. Our investment in R&D amounted to $9.5 million and $7.7 million during the first six months of 2015 and 2014, respectively. These amounts are reflected in cash used in operations, as we expense our R&D as it is incurred. We anticipate additional spending to be in the range of $8.5 million to $10.5 million on R&D to support achievement of our strategic plan during the remainder of 2015.

We have various unfunded pension plans outside the U.S. These plans have significant pension costs and liabilities that are developed from actuarial valuations. For the first six months of 2015, our contribution to these plans was $2.2 million. Our total funding expectation for 2015 is $4.3 million. We believe our current cash position and cash generated from operations will be adequate to fund these requirements.

Acquisition of property, plant, and equipment during the first six months of 2015 totaled $10.5 million compared to $6.8 million during the same period in 2014. We anticipate our capital expenditures, used primarily to upgrade information technology, improve our production capabilities, and upgrade facilities, to be in the range of $9.5 million to $14.5 million for the remainder of 2015.

Senior Secured Credit Facility

On December 11, 2013, we entered into a new $200.0 million five-year senior secured multi-currency revolving credit facility (2013 Senior Secured Credit Facility) agreement (2013 Credit Agreement) with a syndicate of lenders. As of June 28, 2015, we were in compliance with all of our covenants, and although we cannot provide full assurance, we expect to be in compliance for the next twelve months.

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

The cash portion of the Dividend of $21.0 million was paid to common shareholders on April 10, 2015. Dividend distributions to shareholders are recognized as a liability in the period in which a dividend is formally approved by our Board of Directors and communicated to shareholders. The dividend was recorded as a reduction of Additional Capital in Stockholders' Equity.
The Dividend does not provide any cash payment or benefit to stock options, restricted stock units, or performance shares, and instead only applies to the outstanding common stock and as outlined in the executive and director deferred compensation plans. The non-cash portion of the Dividend of $0.4 million was credited to the executive and director deferred compensation plan deferred stock accounts on April 10, 2015 in accordance with the plans.

Provisions for Restructuring

During September 2014, we initiated the Profit Enhancement Plan focused on increasing profitability through strategic headcount reductions and the streamlining of manufacturing processes. Total costs of the plan through June 28, 2015 are $7 million. Total annual savings of the Profit Enhancement Plan are expected to approximate $8 million, with an expected $6 million in savings to be realized in 2015.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 28, 2014. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $28.0 million as of June 28, 2015, and $31.3 million as of December 28, 2014, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

We selectively purchase currency forward exchange contracts to reduce the risks of currency fluctuations on short-term inter-company receivables and payables. These contracts guarantee a predetermined exchange rate at the time the contract is purchased. This allows us to shift the effect of positive or negative currency fluctuations to a third-party. Transaction gains or losses resulting from these contracts are recognized at the end of each reporting period. We use the fair value method of accounting, recording realized and unrealized gains and losses on these contracts. These gains and losses are included in Other Gain (Loss), net on our Consolidated Statements of Operations. As of June 28, 2015, we had currency forward exchange contracts with notional amounts totaling approximately $5.4 million. The fair values of the forward exchange contracts were reflected as a $19 thousand asset and a $37 thousand liability included in Other Current Assets and Other Current Liabilities in the accompanying Consolidated Balance Sheets. The contracts are in the various local currencies covering primarily our operations in the U.S. and Western Europe. Historically, we have not purchased currency forward exchange contracts where it is not economically efficient, specifically for our operations in South America and Asia, with the exception of Japan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHECKPOINT SYSTEMS, INC.

August 3, 2015	/s/ James M. Lucania
James M. Lucania
Acting Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on March 31, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.