Form 10-K/A
period 2014-12-28
CHECKPOINT SYSTEMS INC
filed 2015-11-04
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
 FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Checkpoint Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A (this "Amended Filing") to our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the "Original Filing") to: (i) reissue the Report of Independent Registered Public Accounting Firm to restate the firm's opinion regarding the effectiveness of our internal control over financial reporting as of December 28, 2014; (ii) amend and restate management's conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 28, 2014; (iii) add discussion of the risks associated with a material weakness in internal control over financial reporting as of December 28, 2014; and (iv) provide certain required exhibits. This Amended Filing sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amended Filing amends and restates only the following Items of the Original Filing:

PART I
Item 1A – Risk Factors

PART II
Item 8 – Financial Statements and Supplementary Data
Item 9A – Controls and Procedures

PART IV
Item 15 – Exhibits (with respect to Exhibits 23, 31.1, 31.2 and 32.1)

On November 2, 2015, our Audit Committee of the Board of Directors concluded, in consultation with management and after discussion with our independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to the effect of a material error in the accounting for our quarterly income tax provision, our unaudited consolidated financial statements for the quarter ended March 29, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 and our unaudited consolidated financial statements for the quarter ended June 28, 2015 and the year-to-date period ended June 28, 2015 included in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 should no longer be relied upon.

We concluded that the effect of the error on interim periods within our 2014 fiscal year were not material. There is no effect of the error on our consolidated financial statements for the year ended December 28, 2014 or any prior period.

As a result of the determination to restate these previously-issued financial statements, management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures and has concluded that we did not maintain effective controls over the period end financial reporting process for the quarterly periods ended March 29, 2015 and June 28, 2015. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. Because of this material weakness, management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 29, 2015 and June 28, 2015. These control deficiencies could have resulted in misstatements of income taxes and disclosures that would result in a material misstatement of the consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 28, 2014. See Item 9A., “Controls and Procedures,” for discussion of management’s disclosure controls and procedures, management’s restated annual report on internal control over financial reporting, status of remediation efforts, and changes in internal control over financial reporting.

Notwithstanding the material weakness described above, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2014, as previously filed with the SEC, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

We are re-assessing the design of the controls and modifying processes related to the calculation of our interim effective tax rate as well as enhancing monitoring and oversight controls in the application of applicable accounting guidance related to the tax treatment of jurisdictions with valuation allowances. We believe that these initiatives will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the revised controls in future periods. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As required by Rule 12b-15, our Chief Executive Officer and Acting Chief Financial Officer are providing new currently dated certifications (Exhibits 31.1, 31.2 and 32.1). In addition, we are filing a reissued report and a new consent of PricewaterhouseCoopers LLP (Exhibit 23).

This Amended Filing does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this Amended Filing speaks as of March 5, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should not be assumed to be accurate as of any date thereafter. This Amended Filing should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to March 5, 2015.

CHECKPOINT SYSTEMS, INC.

FORM 10-K/A

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

The accuracy and timeliness of our financial reports, as well as our business and the market price of our common stock, could be materially adversely affected if we are unable to maintain effective internal control over financial reporting.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements and to comply with our reporting obligations under the federal securities laws. As a result of the determination to restate the previously-issued financial statements for the quarterly periods ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015, management re-evaluated the effectiveness of the design and operation of the our internal control over financial reporting and disclosure controls and procedures and has concluded that we did not maintain effective controls over the period end financial reporting process for the quarterly periods ended March 29, 2015 and June 28, 2015. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. Because of this material weakness, management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 29, 2015 and June 28, 2015. This control deficiency resulted in the restatement of our consolidated financial statements for the quarterly periods ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. Accordingly, management concluded that these control deficiencies constitute a material weakness. Although the control deficiency did not result in a material misstatement to our consolidated financial statements for the year ended December 28, 2014, or any of the consolidated financial statements for the quarters included therein, the control deficiency could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected.

Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate this material weakness or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and the market price of our common stock through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Checkpoint Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Checkpoint Systems, Inc. and its subsidiaries at December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 28, 2014. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the determination of the Company’s income tax provision existed as of that date. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the determination of the Company’s income tax provision existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 5, 2015, except with respect to our opinion on internal control over financial reporting insofar as it relates to the matter described in the third paragraph of Management's Annual Report on Internal Control Over Financial Reporting, as to which the date is November 3, 2015

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 28, 2014 was filed on March 5, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2014. Subsequent to that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2014 because of the subsequently-discovered material weakness in our internal control over financial reporting described below. Accordingly, management is restating its conclusions in this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 28, 2014.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2014 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures and concluded that we did not maintain effective controls over the period end financial reporting process for the quarterly periods ended March 29, 2015 and June 28, 2015 that resulted in a material misstatement of the 2015 interim financial statements. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. Because of this material weakness, management, including the Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 29, 2015 and June 28, 2015. The control deficiency constituted a material weakness, but did not result in a material misstatement in our audited consolidated financial statements for the year ended December 28, 2014, or any of the interim unaudited consolidated financial statements for the quarters included therein. However, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, our management has determined that this deficiency constitutes a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 28, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8. The report of PricewaterhouseCoopers LLP contained in this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014 has been restated from the report of PricewaterhouseCoopers LLP that was contained in our original filing.

Remediation of the 2014 Material Weakness

We are committed to remediating the material weakness over the accounting for our quarterly income tax calculation by implementing changes to our internal control over financial reporting. We are re-assessing the design of the controls and modifying processes related to the calculation of our interim effective tax rate as well as enhancing monitoring and oversight controls in the application of applicable accounting guidance related to the tax treatment of jurisdictions with valuation allowances. We believe that these initiatives will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the revised controls in future periods. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of the 2013 Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management previously identified and disclosed a material weakness in our internal control over financial reporting over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. In response to this material weakness, changes were made to our internal control over financial reporting, including the following:

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

We have completed the documentation and testing of the corrective actions described above and, as of December 28, 2014, have concluded that the remediation activities implemented are sufficient to conclude that the previously disclosed material weakness has been remediated as of December 28, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, during the fiscal quarter ended December 28, 2014, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted either because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto:

1.	The following Consolidated Financial Statements of Checkpoint Systems, Inc. were included in Item 8:
	Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	52
	Consolidated Statements of Operations for each of the years in the three-year periods ended December 28, 2014	53
	Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 28, 2014	54
	Consolidated Statements of Equity for each of the years in the three-year period ended December 28, 2014	55
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 28, 2014	56
	Notes to Consolidated Financial Statements	57

2.	The Exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index and are incorporated herein by reference.	104

3.	The following Consolidated Financial Statements schedules of Checkpoint Systems, Inc. are included:
	Financial Statement Schedule, Schedule II — Valuation and Qualifying Accounts	106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2015.

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

Exhibit 21	Subsidiaries of Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document.(2)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.(2)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.(2)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.(2)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.(2)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.(2)

(1)	Management contract or compensatory plan or arrangement.

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