Form 10-Q/A
period 2015-03-29
CHECKPOINT SYSTEMS INC
filed 2015-11-04
CIK 215419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Checkpoint Systems, Inc. is filing this Amendment No. 1 (this Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2015, which was originally filed on May 6, 2015 (the Original Form 10-Q), to restate our unaudited consolidated financial statements at, and for the quarter ended March 28, 2015, which were included in the Original Form 10-Q, and to amend certain related disclosure, including disclosure relating to our evaluation of our disclosure controls and procedures.

On November 2, 2015, our Audit Committee of the Board of Directors concluded, in consultation with management and after discussion with our independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to the effect of a material error in the accounting for our quarterly income tax provision, our interim unaudited consolidated financial statements for the quarterly period ended March 29, 2015 contained in the Original Form 10-Q and our interim unaudited consolidated financial statements for the quarterly period ended June 28, 2015 and the year-to-date period ended June 28, 2015 contained in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, should no longer be relied upon.

We assessed the effect of this error on our prior interim financial statements and concluded that the effect of this error was material to the unaudited consolidated financial statements for each of the quarters ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. We concluded that the effect of the error on interim periods within our 2014 fiscal year was not material. There is no effect of the error on our consolidated financial statements for the year ended December 28, 2014 or any prior period.

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

The control deficiency constituted a material weakness, but did not result in a material misstatement to our audited consolidated financial statements for the year ended December 28, 2014, or any of the interim unaudited consolidated financial statements for the quarters included therein. However, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Our Annual Report on Form 10-K for the year ended December 28, 2014 will be amended to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 28, 2014.

In addition to the restatement of our unaudited consolidated financial statements for the quarterly period ended March 29, 2015, we also recorded an out of period adjustment to the valuation allowance recorded against German deferred tax assets relating to the third quarter ended September 28, 2014. This adjustment was not material to any previously issued interim or annual financial statements or to the 2015 interim consolidated financial statements and is not expected to be material to the full year 2015 consolidated financial statements.

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

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A amends and restates only the following Items of the Original Form 10-Q and only with respect to matters affected by the restatement and the material weakness discussed above:

PART I
Item 1. Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures

PART II
Item 6. Exhibits

We are also filing certifications from our Chief Executive Officer and Acting Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1) and various exhibits related to XBRL. This Form 10-Q/A does not modify or update other disclosures presented in the Original Form 10-Q, including the exhibits to the Original Form 10-Q, except as identified above. As such, except for the items identified above, this Form 10-Q/A speaks as of May 6, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to May 6, 2015.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q/A

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	March 29, 2015	December 28, 2014
	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,205	$135,537
Accounts receivable, net of allowance of $7,917 and $8,526	100,696	131,720
Inventories	95,579	91,860
Other current assets	18,464	25,928
Deferred income taxes	5,310	5,557
Total Current Assets	344,254	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,021	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	77,022	76,332
GOODWILL	164,027	173,569
OTHER INTANGIBLES, net	60,980	64,940
DEFERRED INCOME TAXES	23,088	25,284
OTHER ASSETS	6,264	6,882
TOTAL ASSETS	$676,656	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$224	$236
Accounts payable	36,523	48,928
Dividend payable	21,384	—
Accrued compensation and related taxes	20,205	27,511
Other accrued expenses	37,208	44,204
Income taxes	—	1,278
Unearned revenues	7,208	7,663
Restructuring reserve	4,324	6,255
Accrued pensions — current	3,999	4,472
Other current liabilities	15,713	17,504
Total Current Liabilities	146,788	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	65,138	65,161
FINANCING LIABILITY	31,187	33,094
ACCRUED PENSIONS	96,948	108,920
OTHER LONG-TERM LIABILITIES	28,104	30,140
DEFERRED INCOME TAXES	14,498	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, 45,996,605 and 45,840,171 shares issued, 41,960,693 and 41,804,259 shares outstanding	4,600	4,584
Additional capital	420,955	441,882
Accumulated deficit	(14,890)	(12,331)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive (loss) income, net of tax	(45,152)	(34,684)
TOTAL STOCKHOLDERS' EQUITY	293,993	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$676,656	$738,666

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 29, 2015	March 30, 2014
	(As Restated)
Net revenues	$128,542	$147,406
Cost of revenues	72,005	85,120
Gross profit	56,537	62,286
Selling, general, and administrative expenses	51,306	54,346
Research and development	4,543	3,882
Restructuring expenses	1,304	1,892
Acquisition costs	79	—
Other operating income	(361)	—
Operating (loss) income	(334)	2,166
Interest income	227	267
Interest expense	938	1,256
Other gain (loss), net	371	(86)
(Loss) earnings before income taxes	(674)	1,091
Income tax expense	1,885	1,220
Net loss	$(2,559)	$(129)
Net loss per common share:
Basic loss per share	$(0.06)	$—
Diluted loss per share	$(0.06)	$—

Dividend declared per share	$0.50	$—

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter
	(13 weeks) Ended
(amounts in thousands)	March 29, 2015	March 30, 2014
	(As Restated)
Net loss	$(2,559)	$(129)
Other comprehensive (loss) income, net of tax:
Pension liability adjustments, net of tax benefit of $3 and $110	4,431	328
Foreign currency translation adjustment	(14,899)	355
Total other comprehensive (loss) income, net of tax	(10,468)	683
Comprehensive (loss) income	$(13,027)	$554

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Checkpoint Systems, Inc. Stockholders
	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$346,325
Net earnings				10,953				10,953
Exercise of stock-based compensation and awards released	356	36	907					943
Tax benefit on stock-based compensation			(14)					(14)
Stock-based compensation expense			5,781					5,781
Deferred compensation plan			872					872
Pension liability adjustments							(17,263)	(17,263)
Foreign currency translation adjustment							(19,666)	(19,666)
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss (As Restated)				(2,559)				(2,559)
Exercise of stock-based compensation and awards released	156	16	(1,084)					(1,068)
Tax benefit on stock-based compensation			(1)					(1)
Stock-based compensation expense			1,459					1,459
Deferred compensation plan			83					83
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Pension liability adjustments							4,431	4,431
Foreign currency translation adjustment							(14,899)	(14,899)
Balance, March 29, 2015 (As Restated)	45,996	$4,600	$420,955	$(14,890)	4,036	$(71,520)	$(45,152)	$293,993

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Quarter (13 weeks) ended	March 29, 2015	March 30, 2014
	(As Restated)
Cash flows from operating activities:
Net loss	$(2,559)	$(129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,690	6,164
Amortization of debt issuance costs	108	108
Interest on financing liability	492	559
Deferred taxes	(1,008)	(93)
Stock-based compensation	1,459	1,501
Provision for losses on accounts receivable	258	676
Excess tax benefit on stock-based compensation	(101)	(186)
(Gain) loss on disposal of fixed assets	(97)	29
Restructuring related asset impairment	—	172
Decrease (increase) in operating assets:
Accounts receivable	24,578	24,279
Inventories	(8,312)	(11,111)
Other assets	6,637	3,995
(Decrease) increase in operating liabilities:
Accounts payable	(10,803)	(13,209)
Income taxes	(1,084)	(2,376)
Unearned revenues - current	110	594
Restructuring reserve	(1,414)	(517)
Other liabilities	(15,381)	(1,893)
Net cash (used in) provided by operating activities	(427)	8,563
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(5,800)	(3,318)
Cash receipts on note receivable from sale of discontinued operations	71	71
Other investing activities	97	36
Net cash used in investing activities	(5,632)	(3,211)
Cash flows from financing activities:
Proceeds from stock issuances	104	59
Excess tax benefit on stock-based compensation	101	186
Net change in factoring and bank overdrafts	5	(55)
Proceeds from long-term debt	—	1,000
Payment of long-term debt	(28)	(7,179)
Proceeds from financing liability	1,121	—
Net cash provided by (used in) financing activities	1,303	(5,989)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,576)	227
Net decrease in cash and cash equivalents	(11,332)	(410)
Cash and cash equivalents:
Beginning of period	135,537	121,573
End of period	$124,205	$121,163
See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Restatement of Previously Reported Consolidated Financial Statements

We determined that we incorrectly applied accounting guidance related to the calculation of our interim effective tax rate for the exclusion of earnings (losses) before income taxes for jurisdictions with deferred income tax valuation allowances and the related entity has either a full year projected loss or a year to date actual loss and no tax benefit can be realized. The most significant error related to the calculation for the United States.

We assessed the impact of this error on our prior interim financial statements and concluded that the impact of this error was material to the unaudited consolidated financial statements for each of the quarters ended March 29, 2015 and June 28, 2015 and year-to-date period ended June 28, 2015,which resulted in the restatement of our unaudited consolidated financial statements for the quarters ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. We concluded that the impacts of the error on interim and year-to-date periods within our 2014 fiscal year were not material. There is no impact of the error on our consolidated financial statements for the year ended December 28, 2014.

In addition to the restatement of our unaudited consolidated financial statements for the quarterly period ended March 29, 2015, we also recorded an out of period adjustment to the valuation allowance of a non U.S. entity with a deferred tax liability related to an indefinite lived intangible pertaining to the third quarter ended September 28, 2014. The total impact of the adjustment on the first quarter of 2015 and year-to-date periods within 2015 is a reduction in income tax expense of $1.0 million and a reduction in net loss of $1.0 million. This adjustment was not material to any previously issued interim or annual financial statements or to the 2015 interim consolidated financial statements, and is not expected to be material to the full year 2015 consolidated financial statements.

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts:

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Other current assets	$21,245	$(2,781)	$18,464
Total current assets	347,035	(2,781)	344,254
Total assets	679,437	(2,781)	676,656
Other current liabilities	16,058	(345)	15,713
Total current liabilities	147,133	(345)	146,788
Deferred income taxes	15,120	(622)	14,498
Accumulated deficit	(13,076)	(1,814)	(14,890)
Total stockholders' equity	295,807	(1,814)	293,993
Total liabilities and stockholders' equity	679,437	(2,781)	676,656

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter (13 Weeks) Ended
	March 29, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Income tax expense	$71	$1,814	$1,885
Net loss	(745)	(1,814)	(2,559)
Basic loss per share	(0.02)	(0.04)	(0.06)
Diluted loss per share	(0.02)	(0.04)	(0.06)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter (13 Weeks) Ended
	March 29, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(745)	$(1,814)	$(2,559)
Comprehensive loss	(11,213)	(1,814)	(13,027)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	March 29, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(745)	$(1,814)	$(2,559)
Accumulated deficit balance, March 29, 2015	(13,076)	(1,814)	(14,890)
Total equity	295,807	(1,814)	293,993

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter (13 Weeks) Ended
	March 29, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(745)	$(1,814)	$(2,559)
Deferred taxes	(41)	(967)	(1,008)
Other assets	3,856	2,781	6,637

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

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter
	(13 weeks) Ended
(amounts in thousands, except per share data)	March 29, 2015	March 30, 2014
	(As Restated)
Net loss available to common stockholders	$(2,559)	$(129)

Shares:
Weighted-average number of common shares outstanding	41,852	41,541
Shares issuable under deferred compensation agreements	805	345
Basic weighted-average number of common shares outstanding	42,657	41,886
Common shares assumed upon exercise of stock options and awards	—	—
Unvested shares issuable under deferred compensation arrangements	—	—
Dilutive weighted-average number of common shares outstanding	42,657	41,886
Basic loss per share	$(0.06)	$—
Diluted loss per share	$(0.06)	$—

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

Note 8. INCOME TAXES

The effective tax rate for the quarter ended March 29, 2015 was negative 279.7% as compared to 111.8% for the quarter ended March 30, 2014. The change in the effective tax rate for the quarter ended March 29, 2015 was due to the mix of income between subsidiaries and increased losses for entities with valuation allowances for which no tax benefit is received.

In calculating the tax provision for the three months ended March 29, 2015, we have accounted for the U.S. operations by applying the discrete method. The use of the estimated effective tax rate methodology for the U.S. operations is not considered a reliable estimate for the reporting period ended March 29, 2015 due to significant permanent items related to deferred tax liabilities associated with non amortizable assets such as goodwill and indefinite lived intangibles.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of March 29, 2015 and December 28, 2014, we had net deferred tax assets of $11.6 million and $12.8 million, respectively.

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

Included in Other Current Assets as of March 29, 2015, is a current income tax receivable of $0.7 million . This amount represents a net receivable of $2.4 million as of December 28, 2014, year to date estimated tax payments made in excess of refunds received in the amount of $1.1 million, and current tax expense recorded on our year to date pretax income of $2.8 million. Included in Other Current Liabilities is our current deferred tax liability of $2.3 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17.1 million and $16.4 million at March 29, 2015 and December 28, 2014, respectively. Penalties and tax-related interest expense are reported as a component of Income Tax Expense on our Consolidated Statement of Operations. During the quarter ended

March 29, 2015 we recognized an interest and penalties expense of $0.2 million compared to an interest and penalties expense of $0.2 million during the quarter ended March 30, 2014. As of March 29, 2015 and December 28, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $4.5 million and $4.3 million, respectively.

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

For a more detailed discussion of these and other factors, see “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our 2014 Form 10-K, filed on March 5, 2015 with the Securities and Exchange Commission as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A filed on November 3, 2015 with the Securities and Exchange Commission. The forward-looking statements included in this document are made only as of the date of this document, and we undertake no obligation to update these statements to reflect subsequent events or circumstances, other than as may be required by law.

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

Restatement of Previously Reported Interim Consolidated Financial Information

This "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our unaudited consolidated financial statements for the quarter ended March 29, 2015 due to a correction in the accounting for our quarterly income tax provision. See Note 1 to our consolidated financial statements for additional information.

Thirteen Weeks Ended March 29, 2015 Compared to Thirteen Weeks Ended March 30, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Net Revenues		Percentage Change In Dollar Amount
Quarter ended	March 29, 2015 (Fiscal 2015)	March 30, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
	(As Restated)
Net revenues
Merchandise Availability Solutions	63.4%	63.4%	(12.8)%
Apparel Labeling Solutions	29.0	28.6	(11.6)
Retail Merchandising Solutions	7.6	8.0	(17.1)
Net revenues	100.0	100.0	(12.8)
Cost of revenues	56.0	57.7	(15.4)
Gross profit	44.0	42.3	(9.2)
Selling, general, and administrative expenses	39.9	36.9	(5.6)
Research and development	3.5	2.6	17.0
Restructuring expenses	1.0	1.3	(31.1)
Acquisition costs	0.1	—	N/A
Other operating income	(0.2)	—	N/A
Operating (loss) income	(0.3)	1.5	(115.4)
Interest income	0.2	0.2	(15.0)
Interest expense	0.7	0.9	(25.3)
Other gain (loss), net	0.3	(0.1)	531.4
(Loss) earnings before income taxes	(0.5)	0.7	(161.8)
Income tax expense	1.5	0.8	54.5
Net loss	(2.0)%	(0.1)%	100.0%

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

Income Taxes

The year to date effective tax rate for the first quarter of 2015 was negative 279.7% as compared to the year to date effective rate for the first quarter of 2014 of 111.8%. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net Earnings (Loss)

Net loss was $2.6 million, or $0.06 per diluted share, during the first quarter of 2015 compared to a net loss of $0.1 million, or nil per diluted share, during the first quarter of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.7 million and 41.9 million for the first quarter of 2015 and 2014, respectively.

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

Cash used in operating activities was $9.0 million higher during the first quarter of 2015 compared to the first quarter of 2014. Our cash from operating activities was negatively impacted by a decrease in other current liabilities, including the timing of performance incentive payments, as well as a decrease in operating income, which was offset by a decrease in other assets, decreased inventory investments, a decrease in other assets, increased accounts payable and income taxes balances. The remainder of the variances can be explained by changes in the restructuring reserve, unearned revenues and accounts receivable balances.

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

Our percentage of total debt to total equity as of March 29, 2015, was 22.2% compared to 19.9% as of December 28, 2014. As of March 29, 2015, our working capital was $197.5 million compared to $232.6 million as of December 28, 2014.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 28, 2014. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $32.0 million as of March 29, 2015, and $31.9 million as of December 28, 2014, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q on May 6, 2015, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e)) as of March 29, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 - "Restatement of Previously Reported Consolidated Financial Statements" to our unaudited consolidated financial statements, management, including our Chief Executive Officer and Acting Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of March 29, 2015 and our Chief Executive Officer and Acting Chief Financial Officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 29, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

As a result of the determination to restate these previously-issued financial statements, management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures and has concluded that we did not maintain effective controls over the period end financial reporting process for the quarterly periods ended March 29, 2015 and June 28, 2015. Specifically, effective controls were not maintained over the accounting for our quarterly income tax calculation surrounding the inclusion or exclusion of entities with valuation allowances. Additionally, we incorrectly calculated the valuation allowance related to a non U.S. entity with a deferred tax liability related to an indefinite lived intangible. This control deficiency resulted in the restatement of our unaudited consolidated financial statements for the quarters ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. Accordingly, we concluded that this control deficiency constitutes a material weakness.

The control deficiency constituted a material weakness, but did not result in a material misstatement to our audited consolidated financial statements for the year ended December 28, 2014, or any of the interim unaudited consolidated financial statements for the quarters included therein. However, the control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected. Our Annual Report on Form 10-K for the year ended December 28, 2014 will be amended to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 28, 2014.

Remediation

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

Item 1A. RISK FACTORS

There have been no material changes from December 28, 2014 to the significant risk factors and uncertainties known to us that, if they were to occur, could materially adversely affect our business, financial condition, operating results and/or cash flow. For a discussion of our risk factors, refer to Part I - Item 1A - “Risk Factors”, contained in our Annual Report on Form 10-K for the year ended December 28, 2014, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKPOINT SYSTEMS, INC.

November 3, 2015	/s/ James M. Lucania
James M. Lucania
Acting Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit 3.1	Articles of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3(i) of the Registrant's 1990 Form 10-K, filed with the SEC on March 14, 1991.

Exhibit 3.2	By-Laws, as Amended and Restated, are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 4, 2010.

Exhibit 3.3	Articles of Amendment to the Articles of Incorporation are hereby incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2007.

Exhibit 10.1	2015 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, filed with the SEC on March 31, 2015.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.