Form 10-Q/A
period 2015-06-28
CHECKPOINT SYSTEMS INC
filed 2015-11-04
CIK 215419

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

EXPLANATORY NOTE

Checkpoint Systems, Inc. is filing this Amendment No. 1 (this Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2015, which was originally filed on August 4, 2015 (the Original Form 10-Q), to restate our unaudited consolidated financial statements at, and for the quarter and year-to-date period ended, June 28, 2015, which were included in the Original Form 10-Q, and to amend certain related disclosure, including disclosure relating to our evaluation of our disclosure controls and procedures.

On November 2, 2015, our Audit Committee of the Board of Directors concluded, in consultation with management and after discussion with our independent registered public accounting firm (PricewaterhouseCoopers LLP), that, due to the effect of a material error in the accounting for our quarterly income tax provision, our interim unaudited consolidated financial statements for the quarterly period ended March 29, 2015 contained in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 and our interim unaudited consolidated financial statements for the quarterly period ended June 28, 2015 and the year-to-date period ended June 28, 2015 contained in our Original Form 10-Q should no longer be relied upon.

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

PART II
Item 6. Exhibits

We are also filing certifications from our Chief Executive Officer and Acting Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1) and various exhibits related to XBRL. This Form 10-Q/A does not modify or update other disclosures presented in the Original Form 10-Q, including the exhibits to the Original Form 10-Q, except as identified above. As such, except for the items identified above, this Form 10-Q/A speaks as of August 4, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should not be assumed to be accurate as of any date thereafter. This Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to August 4, 2015.

CHECKPOINT SYSTEMS, INC.
FORM 10-Q/A

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands)	June 28, 2015	December 28, 2014
	(As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,104	$135,537
Accounts receivable, net of allowance of $7,642 and $8,526	109,643	131,720
Inventories	92,462	91,860
Other current assets	17,867	25,928
Deferred income taxes	5,334	5,557
Total Current Assets	324,410	390,602
REVENUE EQUIPMENT ON OPERATING LEASE, net	1,060	1,057
PROPERTY, PLANT, AND EQUIPMENT, net	77,336	76,332
GOODWILL	166,083	173,569
OTHER INTANGIBLES, net	58,584	64,940
DEFERRED INCOME TAXES	22,901	25,284
OTHER ASSETS	5,934	6,882
TOTAL ASSETS	$656,308	$738,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings and current portion of long-term debt	$186	$236
Accounts payable	41,122	48,928
Accrued compensation and related taxes	19,245	27,511
Other accrued expenses	36,860	44,204
Income taxes	—	1,278
Unearned revenues	8,337	7,663
Restructuring reserve	3,089	6,255
Accrued pensions — current	4,104	4,472
Other current liabilities	16,174	17,504
Total Current Liabilities	129,117	158,051
LONG-TERM DEBT, LESS CURRENT MATURITIES	65,146	65,161
FINANCING LIABILITY	31,349	33,094
ACCRUED PENSIONS	99,306	108,920
OTHER LONG-TERM LIABILITIES	28,682	30,140
DEFERRED INCOME TAXES	14,541	15,369
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 500,000 shares authorized, none issued	—	—
Common stock, par value $.10 per share, 100,000,000 shares authorized, 46,117,768 and 45,840,171 shares issued, 42,081,856 and 41,804,259 shares outstanding	4,612	4,584
Additional capital	424,067	441,882
Accumulated deficit	(24,382)	(12,331)
Common stock in treasury, at cost, 4,035,912 and 4,035,912 shares	(71,520)	(71,520)
Accumulated other comprehensive (loss) income, net of tax	(44,610)	(34,684)
TOTAL STOCKHOLDERS' EQUITY	288,167	327,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$656,308	$738,666

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(As Restated)		(As Restated)
Net revenues	$147,550	$170,925	$276,092	$318,331
Cost of revenues	86,053	98,418	158,058	183,538
Gross profit	61,497	72,507	118,034	134,793
Selling, general, and administrative expenses	51,891	55,369	103,197	109,715
Research and development	4,921	3,810	9,464	7,692
Restructuring expense	284	341	1,588	2,233
Litigation settlement	8,980	—	8,980	—
Acquisition costs	41	—	120	—
Other operating income	(132)	—	(493)	—
Operating (loss) income	(4,488)	12,987	(4,822)	15,153
Interest income	232	285	459	552
Interest expense	990	1,199	1,928	2,455
Other gain (loss), net	(859)	(442)	(488)	(528)
(Loss) earnings before income taxes	(6,105)	11,631	(6,779)	12,722
Income tax expense	3,387	1,777	5,272	2,997
Net (loss) earnings	$(9,492)	$9,854	$(12,051)	$9,725
Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.22)	$0.23	$(0.28)	$0.23
Diluted (loss) earnings per share	$(0.22)	$0.23	$(0.28)	$0.23

Dividend declared per share	$—	$—	$0.50	$—

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(As Restated)		(As Restated)
Net (loss) earnings	$(9,492)	$9,854	$(12,051)	$9,725
Other comprehensive (loss) income, net of tax:
Pension liability adjustments, net of tax benefit of $432, $112, $435 and $222, respectively	(489)	277	3,942	555
Foreign currency translation adjustment	1,031	470	(13,868)	875
Total other comprehensive income (loss), net of tax	$542	$747	$(9,926)	$1,430
Comprehensive (loss) income	$(8,950)	$10,601	$(21,977)	$11,155

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(amounts in thousands)	Common Stock		Additional Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount			Shares	Amount
Balance, December 29, 2013	45,484	$4,548	$434,336	$(23,284)	4,036	$(71,520)	$2,245	$346,325
Net earnings				10,953				10,953
Exercise of stock-based compensation and awards released	356	36	907					943
Tax benefit on stock-based compensation			(14)					(14)
Stock-based compensation expense			5,781					5,781
Deferred compensation plan			872					872
Pension liability adjustments							(17,263)	(17,263)
Foreign currency translation adjustment							(19,666)	(19,666)
Balance, December 28, 2014	45,840	$4,584	$441,882	$(12,331)	4,036	$(71,520)	$(34,684)	$327,931
Net loss (As Restated)				(12,051)				(12,051)
Exercise of stock-based compensation and awards released	278	28	(97)					(69)
Tax benefit on stock-based compensation			(223)					(223)
Stock-based compensation expense			2,998					2,998
Deferred compensation plan			891					891
Dividend declared ($0.50 per share)			(21,384)					(21,384)
Pension liability adjustments							3,942	3,942
Foreign currency translation adjustment							(13,868)	(13,868)
Balance, June 28, 2015 (As Restated)	46,118	$4,612	$424,067	$(24,382)	4,036	$(71,520)	$(44,610)	$288,167

See Notes to Consolidated Financial Statements.

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)
Six months (26 weeks) ended	June 28, 2015	June 29, 2014
	(As Restated)
Cash flows from operating activities:
Net (loss) earnings	$(12,051)	$9,725
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,206	12,490
Amortization of debt issuance costs	217	217
Interest on financing liability	980	1,127
Deferred taxes	(1,006)	(194)
Stock-based compensation	2,998	2,898
Provision for losses on accounts receivable	204	473
Excess tax benefit on stock-based compensation	(99)	(79)
(Gain) loss on disposal of fixed assets	(195)	81
Restructuring related asset impairment	—	172
Decrease (increase) in operating assets:
Accounts receivable	16,646	26,398
Inventories	(4,908)	(16,527)
Other assets	7,400	3,357
(Decrease) increase in operating liabilities:
Accounts payable	(5,418)	(7,625)
Income taxes	(1,137)	(2,341)
Unearned revenues - current	1,133	985
Restructuring reserve	(2,742)	(2,437)
Other liabilities	(15,588)	(7,421)
Net cash (used in) provided by operating activities	(360)	21,299
Cash flows from investing activities:
Acquisition of property, plant, and equipment and intangibles	(10,475)	(6,774)
Cash receipts on note receivable from sale of discontinued operations	142	142
Other investing activities	223	44
Net cash used in investing activities	(10,110)	(6,588)
Cash flows from financing activities:
Proceeds from stock issuances	1,100	951
Excess tax benefit on stock-based compensation	99	79
Net change in factoring and bank overdrafts	(23)	(107)
Proceeds from long-term debt	—	1,043
Payment of long-term debt	(48)	(7,198)
Dividend paid	(20,980)	—
Net cash used in financing activities	(19,852)	(5,232)
Effect of foreign currency rate fluctuations on cash and cash equivalents	(6,111)	374
Net (decrease) increase in cash and cash equivalents	(36,433)	9,853
Cash and cash equivalents:
Beginning of period	135,537	121,573
End of period	$99,104	$131,426
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

We assessed the impact of this error on our prior interim financial statements and concluded that the combined impact of this error was material to the unaudited consolidated financial statements for each of the quarters ended March 29, 2015 and June 28, 2015 and year-to-date period ended June 28, 2015, which resulted in the restatement of our unaudited consolidated financial statements for the quarters ended March 29, 2015 and June 28, 2015 and the year-to-date period ended June 28, 2015. We concluded that the impacts of the error on interim and year-to-date periods within our 2014 fiscal year were not material. There is no impact of the error on our consolidated financial statements for the year ended December 28, 2014.

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

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts:

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Other current assets	$24,733	$(6,866)	$17,867
Total current assets	331,276	(6,866)	324,410
Total assets	663,174	(6,866)	656,308
Other current liabilities	16,519	(345)	16,174
Total current liabilities	129,462	(345)	129,117
Deferred income taxes	15,163	(622)	14,541
Accumulated deficit	(18,483)	(5,899)	(24,382)
Total stockholders' equity	294,066	(5,899)	288,167
Total liabilities and stockholders' equity	663,174	(6,866)	656,308

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 28, 2015			June 28, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Income tax (benefit) expense	$(698)	$4,085	$3,387	$(627)	$5,899	$5,272
Net loss	(5,407)	(4,085)	(9,492)	(6,152)	(5,899)	(12,051)
Basic loss per share	(0.13)	(0.09)	(0.22)	(0.14)	(0.14)	(0.28)
Diluted loss per share	(0.13)	(0.09)	(0.22)	(0.14)	(0.14)	(0.28)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 28, 2015			June 28, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(5,407)	$(4,085)	$(9,492)	$(6,152)	$(5,899)	$(12,051)
Comprehensive loss	(4,865)	(4,085)	(8,950)	(16,078)	(5,899)	(21,977)

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	June 28, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(6,152)	$(5,899)	$(12,051)
Accumulated deficit balance, June 28, 2015	(18,483)	(5,899)	(24,382)
Total equity	294,066	(5,899)	288,167

CHECKPOINT SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months (26 Weeks) Ended
	June 28, 2015
(amounts in thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(6,152)	$(5,899)	$(12,051)
Deferred taxes	(39)	(967)	(1,006)
Other assets	534	6,866	7,400

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

The Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to state fairly our financial position at June 28, 2015 and December 28, 2014 and our results of operations for the thirteen and twenty-

six weeks ended June 28, 2015 and June 29, 2014 and changes in cash flows for the twenty-six weeks ended June 28, 2015 and June 29, 2014. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

Note 7. EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on net earnings and the weighted-average number of shares of dilutive potential common stock:

	Quarter		Six months
	(13 weeks) Ended		(26 weeks) Ended
(amounts in thousands, except per share data)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(As Restated)		(As Restated)
Net (loss) earnings available to common stockholders	$(9,492)	$9,854	$(12,051)	$9,725

Shares:
Weighted-average number of common shares outstanding	42,071	41,678	41,961	41,609
Shares issuable under deferred compensation agreements	885	360	845	353
Basic weighted-average number of common shares outstanding	42,956	42,038	42,806	41,962
Common shares assumed upon exercise of stock options and awards	—	273	—	308
Unvested shares issuable under deferred compensation arrangements	—	13	—	17
Dilutive weighted-average number of common shares outstanding	42,956	42,324	42,806	42,287
Basic (loss) earnings per share	$(0.22)	$0.23	$(0.28)	$0.23
Diluted (loss) earnings per share	$(0.22)	$0.23	$(0.28)	$0.23

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

Note 8. INCOME TAXES

The effective tax rate for the six months ended June 28, 2015 was negative 77.8% as compared to 23.6% for the six months ended June 29, 2014. The change in the effective tax rate for the six months ended June 28, 2015 was due to the mix of income between subsidiaries and increased losses for entities with valuation allowances for which no tax benefit is received.

In calculating the tax provision for the three months ended June 28, 2015, we have accounted for the U.S. operations by applying the discrete method. The use of the estimated effective tax rate methodology for the U.S. operations is not considered a reliable estimate for the reporting period ended June 28, 2015 due to significant permanent items related to deferred tax liabilities associated with non amortizable assets such as goodwill and indefinite lived intangibles.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We are required to assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring, and tax planning alternatives. We operate and derive income across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded against certain deferred tax asset balances. As of June 28, 2015 and December 28, 2014, we had net deferred tax assets of $11.4 million and $12.8 million, respectively.

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

Included in Other Current Assets as of June 28, 2015, is a current income tax receivable of $0.1 million. This amount represents a net receivable of $2.4 million as of December 28, 2014, year to date estimated tax payments made in excess of refunds received in the amount of $3.9 million, and current tax expense recorded on our year to date pretax income of $6.2 million. Included in Other Current Liabilities is our current deferred tax liability of $2.3 million.

The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.8 million and $16.4 million at June 28, 2015 and December 28, 2014, respectively. Penalties and tax-related interest expense are reported as a component of Income Tax Expense on our Consolidated Statement of Operations. During the six months ended June 28, 2015 we recognized no interest and penalties expense compared to an interest and penalties benefit of $0.1 million during the six months ended June 29, 2014. As of June 28, 2015 and December 28, 2014, we had accrued interest and penalties related to unrecognized tax benefits of $2.8 million and $4.3 million, respectively.

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

Restatement of Previously Reported Interim Consolidated Financial Information

This "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our unaudited consolidated financial statements for the quarter and year-to-date ended June 28, 2015 due to a correction in the accounting for our quarterly income tax provision. See Note 1 to our consolidated financial statements for additional information.

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

Analysis of Statement of Operations

Thirteen Weeks Ended June 28, 2015 Compared to Thirteen Weeks Ended June 29, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Total Revenue		Percentage Change In Dollar Amount
Quarter (13 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
	(As Restated)
Net revenues
Merchandise Availability Solutions	61.9%	65.2%	(18.1)%
Apparel Labeling Solutions	31.8	27.9	(1.5)
Retail Merchandising Solutions	6.3	6.9	(21.3)
Net revenues	100.0	100.0	(13.7)
Cost of revenues	58.3	57.6	(12.6)
Gross profit	41.7	42.4	(15.2)
Selling, general, and administrative expenses	35.2	32.4	(6.3)
Research and development	3.3	2.2	29.2
Restructuring expenses	0.2	0.2	(16.7)
Litigation settlement	6.1	—	N/A
Acquisition costs	—	—	N/A
Other operating income	(0.1)	—	N/A
Operating (loss) income	(3.0)	7.6	(134.6)
Interest income	0.2	0.2	(18.6)
Interest expense	0.7	0.7	(17.4)
Other gain (loss), net	(0.6)	(0.3)	(94.3)
(Loss) earnings before income taxes	(4.1)	6.8	(152.5)
Income tax expense	2.3	1.0	90.6
Net (loss) earnings	(6.4)%	5.8%	(196.3)%
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

Income Taxes

The effective tax rate for the second quarter of 2015 was negative 55.5% as compared to 15.3% for the second quarter of 2014. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net (Loss) Earnings

Net loss was $9.5 million, or $0.22 per diluted share, during the second quarter of 2015 compared to net earnings of $9.9 million, or $0.23 per diluted share, during the second quarter of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 43.0 million and 42.3 million for the second quarters of 2015 and 2014, respectively.

Twenty-six Weeks Ended June 28, 2015 Compared to Twenty-six Weeks Ended June 29, 2014

The following table presents for the periods indicated certain items in the Consolidated Statement of Operations as a percentage of total revenues and the percentage change in dollar amounts of such items compared to the indicated prior period:

	Percentage of Net Revenues		Percentage Change In Dollar Amount
Six months (26 weeks) ended	June 28, 2015 (Fiscal 2015)	June 29, 2014 (Fiscal 2014)	Fiscal 2015 vs. Fiscal 2014
	(As Restated)
Net revenues
Merchandise Availability Solutions	62.6%	64.4%	(15.7)%
Apparel Labeling Solutions	30.5	28.2	(6.3)
Retail Merchandising Solutions	6.9	7.4	(19.2)
Net revenues	100.0	100.0	(13.3)
Cost of revenues	57.2	57.7	(13.9)
Gross profit	42.8	42.3	(12.4)
Selling, general, and administrative expenses	37.4	34.4	(5.9)
Research and development	3.4	2.4	23.0
Restructuring expenses	0.6	0.7	(28.9)
Litigation settlement	3.3	—	N/A
Acquisition costs	—	—	N/A
Other operating income	(0.2)	—	N/A
Operating (loss) income	(1.7)	4.8	(131.8)
Interest income	0.2	0.2	(16.8)
Interest expense	0.7	0.8	(21.5)
Other gain (loss), net	(0.3)	(0.2)	7.6
(Loss) earnings before income taxes	(2.5)	4.0	(153.3)
Income tax expense	1.9	0.9	75.9
Net (loss) earnings	(4.4)%	3.1%	(223.9)%

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

Income Taxes

The year to date effective tax rate for the first six months of 2015 was negative 77.8% as compared to the year to date effective rate for the first six months of 2014 of 23.6%. The change in the effective tax rate was due to the mix of income between subsidiaries and increased losses in entities with valuation allowances for which no tax benefit is received.

Net (Loss) Earnings

Net loss was $12.1 million, or $0.28 per diluted share, during the first six months of 2015 compared to net earnings of $9.7 million, or $0.23 per diluted share, during the first six months of 2014. The weighted-average number of shares used in the diluted earnings per share computation was 42.8 million and 42.3 million for the first six months of 2015 and 2014, respectively.

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

Cash used in operating activities was $21.7 million higher during the first six months of 2015 compared to the first six months of 2014. Our cash from operating activities was negatively impacted by a decrease in operating income, an increase in accounts receivable, and a decrease in other liabilities, which was offset by decreased inventory investments, an increase in accounts payable, a decrease in other assets, and an increase in income taxes.

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

Our percentage of total debt to total equity as of June 28, 2015, was 22.7% compared to 19.9% as of December 28, 2014. As of June 28, 2015, our working capital was $195.3 million compared to $232.6 million as of December 28, 2014.

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

Contractual Obligations

There have been no material changes to the table entitled “Contractual Obligations” presented in our Annual Report on Form 10-K for the year ended December 28, 2014. The table of contractual obligations excludes our gross liability for uncertain tax positions, including accrued interest and penalties, which totaled $30.3 million as of June 28, 2015, and $31.3 million as of December 28, 2014, because we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our Original Form 10-Q on August 4, 2015, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e)) as of June 28, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 - "Restatement of Previously Reported Consolidated Financial Statements" to our unaudited consolidated financial statements, management, including our Chief Executive Officer and Acting Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and disclosure controls and procedures as of June 28, 2015 and our Chief Executive Officer and Acting Chief Financial Officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 28, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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